Form 10-Q
period 1996-03-31
RENTERS CHOICE INC
filed 1996-05-13
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-25370
                              RENTERS CHOICE, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 65-0431870
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


                            13800 Montfort, Suite 300
                               Dallas, Texas 75240
                                 (214) 701-0489
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

                                      NONE
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996:

                Class                                      Outstanding
                -----                                      -----------
Common stock, $.01 par value per share                     24,378,108

                              RENTERS CHOICE, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                     PAGE NO.
              ITEM 1.      Financial Statements

              Balance Sheets as of March 31, 1996 and December 31, 1995.....   1

              Statements of Earnings for the three months ended
                       March 31, 1996 and 1995..............................   2

              Statements of Cash Flows for the three months ended
                       March 31, 1996 and 1995..............................   3

              Notes to Financial Statements.................................   4

              Management's Discussion and Analysis of Financial Condition
                       and Results of Operations............................   5

PART II.      OTHER INFORMATION

              ITEM 1.      Legal Proceedings................................   8

              ITEM 6.      Exhibits and Reports on Form 8-K.................  11

SIGNATURES..................................................................  14

              Exhibit 11.1..................................................  18
              Exhibit 27....................................................  19

                              RENTERS CHOICE, INC.

                                 BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       1996              1995
                                                                    -------------    -------------
                                                                      Unaudited
ASSETS
    Cash and cash equivalents ...................................   $   6,049,238    $  35,321,338
    Rental merchandise, net
       On rent ..................................................      48,711,027       49,700,354
       Held for rent ............................................      19,378,778       14,539,645
    Income taxes receivable .....................................            --          1,440,223
    Deferred income taxes .......................................       6,976,580        6,976,576
    Prepaid expenses and other assets ...........................       1,232,046        2,391,220
    Intangible assets, net ......................................      28,526,757       29,549,275
    Property assets, net ........................................       8,853,594        7,375,667
                                                                    -------------    -------------
                                                                    $ 119,728,020    $ 147,294,298
                                                                    =============    =============
LIABILITIES
    Accounts payable - trade ....................................   $   5,155,623    $   3,288,069
    Accrued liabilities .........................................       3,652,210        4,213,624
    Income taxes payable ........................................       1,350,181             --
    Taxes other than income .....................................       2,952,857        2,458,984
    Other debt ..................................................       6,454,911       40,849,605
                                                                    -------------    -------------
                                                                       19,565,782       50,810,282
COMMITMENTS AND CONTINGENCIES ...................................            --               --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issue ...............................................            --               --
    Common stock, $.01 par value; 30,000,000 shares authorized;
       24,378,108 shares issued .................................         243,781          243,781
    Additional paid-in capital ..................................      87,905,631       87,919,305
    Unamortized value of stock award ............................        (822,890)        (897,890)
    Retained earnings ...........................................      12,835,716        9,218,820
                                                                    -------------    -------------
                                                                      100,162,238       96,484,016
                                                                    -------------    -------------
                                                                    $ 119,728,020    $ 147,294,298
                                                                    =============    =============

        The accompanying notes are an integral part of these statements.

                              RENTERS CHOICE, INC.
                             STATEMENTS OF EARNINGS


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1996              1995
                                                    ------------     -----------
                                                             Unaudited
REVENUE
    Rentals and fees ...........................     $45,565,352     $19,885,256
    Merchandise sales ..........................       3,254,453       1,075,512
    Other ......................................         181,936          84,657
                                                     -----------     -----------
              TOTAL REVENUE ....................      49,001,741      21,045,425

OPERATING EXPENSES
    Direct store expenses
       Depreciation of rental merchandise ......      10,154,647       4,363,804
       Cost of merchandise sold ................       2,401,812         731,199
       Salaries and other expenses .............      26,900,783      10,349,081
                                                     -----------     -----------
                                                      39,457,242      15,444,084
    General and administrative expenses ........       2,058,646       1,057,779
    Amortization of intangibles ................       1,141,755         748,529
                                                     -----------     -----------
              TOTAL OPERATING EXPENSES .........      42,657,643      17,250,392
                                                     -----------     -----------
              OPERATING PROFIT .................       6,344,098       3,795,033

INTEREST EXPENSE ...............................          72,642         163,448
                                                     -----------     -----------
              EARNINGS BEFORE INCOME TAXES .....       6,271,456       3,631,585

INCOME TAX EXPENSE .............................       2,654,560       1,644,226
                                                     -----------     -----------
              NET EARNINGS .....................     $ 3,616,896     $ 1,987,359
                                                     ===========     ===========
Weighted average shares outstanding ............      24,772,182      17,997,660
                                                     ===========     ===========
              EARNINGS PER SHARE ...............     $      0.15     $      0.11
                                                     ===========     ===========

        The accompanying notes are an integral part of these statements.

                              RENTERS CHOICE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       1996              1995
                                                                    ------------    ------------
                                                                             Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ................................................   $  3,616,896    $  1,987,359
    Adjustments to reconcile net earnings to net cash
       provided by operating activities
          Depreciation of rental merchandise ....................     10,154,647       4,363,804
          Depreciation of property assets .......................        727,152         191,161
          Amortization of intangibles ...........................      1,141,755         748,529
          Other .................................................        (44,242)           --
       Changes in operating assets and liabilities
          Rental merchandise ....................................    (14,004,453)     (6,648,185)
          Income taxes receivable ...............................      1,440,223            --
          Prepaid expenses and other assets .....................      1,159,174        (174,805)
          Accounts payable - trade ..............................      1,867,554         511,744
          Accrued liabilities ...................................       (561,414)       (252,463)
          Income taxes ..........................................      1,844,054       1,344,373
                                                                    ------------    ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES .........      7,341,346       2,926,053

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property assets .................................     (2,245,800)       (383,114)
    Proceeds from sale of property assets .......................         40,722          10,584
    Acquisitions of businesses ..................................           --          (309,688)
                                                                    ------------    ------------
              NET CASH USED IN INVESTING ACTIVITIES .............     (2,205,078)       (682,218)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (expenses) from public offerings ...................        (13,674)     24,059,572
    Distributions to stockholders ...............................           --        (1,493,340)
    Repayments of debt ..........................................    (34,394,694)    (12,197,182)
    Repayments of note to stockholder ...........................           --        (6,250,000)
                                                                    ------------    ------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (34,408,368)      4,119,050
                                                                    ------------    ------------
              NET INCREASE (DECREASE) IN CASH AND CASH
                    EQUIVALENTS .................................    (29,272,100)      6,362,885

Cash and cash equivalents at beginning of period ................     35,321,338       1,441,001
                                                                    ------------    ------------
Cash and cash equivalents at end of period ......................   $  6,049,238    $  7,803,886
                                                                    ============    ============

        The accompanying notes are an integral part of these statements.

                                       4

                              RENTERS CHOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The interim financial statements of Renters Choice, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. The Company recently increased its credit agreement with its current lender from $25 million to $40 million. This agreement consists of a $10 million revolving credit facility and a $30 million term loan facility. Borrowings under the term loan facility bear interest at a rate equal to the National prime rate as published in the WALL STREET JOURNAL (8-1/4% per annum at March 31, 1996) and borrowings under the revolving credit facility bear interest at such designated prime rate, in each case as adjusted monthly. All borrowings are secured by a lien on substantially all of the Company's assets. Borrowings under the revolving credit facility are due on April 30, 1997. Any term loan borrowings will be funded in individual notes amortized over five-year periods payable in equal monthly installments (including interest). The commitment on the term facility expires April 30, 1997, and bears no commitment fee. The credit agreement includes certain cash flow and net worth requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets out of the ordinary course of business or engage in merger transactions. At March 31, 1996, there were no outstanding borrowings under either of these facilities.

                              RENTERS CHOICE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         In April 1995, the Company acquired 72 stores located in 18 states from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition"). In August 1995, the Company acquired 135 stores located in 10 states by purchasing the issued and outstanding stock of Pro Rental, Inc., the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition" and, together with the Crown Acquisition, the "1995 Acquisitions"). The 1995 Acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores have been included in the operating results of the Company since the respective dates of acquisition. Primarily as a result of the impact of the 1995 Acquisitions on the results of operations, comparisons of the operating results for the three months ended March 31, 1996 and 1995 may not be meaningful or indicative of future results.

         Total revenue increased by $28.0 million, or 133.3%, to $49.0 million for 1996 from $21.0 million for 1995. The increase in total revenue was primarily attributable to the inclusion of the 209 stores purchased in 1995. Total revenue exclusive of the 209 stores increased by $2.7 million, or 12.9% to $23.7 million for 1996 from $21.0 million in 1995. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $5.8 million, or 131.8%, to 10.2 million for 1996 from $4.4 million for 1995. Depreciation of rental merchandise expressed as a percent of rental revenue increased from 21.9% in 1995 to 22.3% in 1996. The increase was primarily attributable to lower rental rates on rental merchandise acquired in the 1995 Acquisitions.

         Salaries and other expenses expressed as a percentage of total revenues increased to 54.9% for 1996 from 49.2% for 1995 primarily as a result of increases in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. General and administrative expenses expressed as a percent of total revenue decreased from 5.0% for 1995 to 4.2% for 1996. The decrease is primarily attributable to increased economies of scale resulting from the 1995 Acquisitions.

         Operating profit increased by $2.5 million, or 65.8%, to $6.3 million for 1996 from $3.8 million for 1995. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1995 Acquisitions.

         Net earnings increased by $1.6 million, or 80.0%, to $3.6 million in 1996 from $2.0 million in 1995. The improvement was a result of the increase in operating profit described above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold or charged-off or is no longer suitable for rent. During the year ended December 31, 1995, the Company acquired 209 stores for an aggregate purchase price of $59 million, of which $21.7 million was paid in cash. The

                              RENTERS CHOICE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


Company purchased $14.6 million and $6.6 million of rental merchandise during the three months ended March 31, 1996 and 1995, respectively.

         For the three months ended March 31, 1996, cash provided by operating activities increased by $4.4 million from $2.9 million in 1995 to $7.3 million in 1996, primarily due to increased earnings, timing of the payment of various operating expenses offset by increased rental merchandise purchases. Cash used in investing activities increased by $1.5 million from $682,000 in 1995 to $2.2 million in 1996, primarily relating to computers and signs purchased for stores acquired in the Magic Acquisition. Cash used in financing activities was $34.4 million for the three months ended March 31, 1996, which relates primarily to repayment of debt to the Magic selling shareholders which was paid in full on January 2, 1996.

         The Company recently increased its credit agreement with its current lender from $25 million to $40 million. This agreement consists of a $10 million revolving credit facility and a $30 million term loan facility. Borrowings under the term loan facility bear interest at a rate equal to the National prime rate as published in the WALL STREET JOURNAL (8-1/4% per annum at March 31, 1996) and borrowings under the revolving credit facility bear interest at such designated prime rate, in each case as adjusted monthly. All borrowings are secured by a lien on substantially all of the Company's assets. Borrowings under the revolving credit facility are due on April 30, 1997. Any term loan borrowings will be funded in individual notes amortized over five-year periods payable in equal monthly installments (including interest). The commitment on the term facility expires April 30, 1997, and bears no commitment fee. The credit agreement includes certain cash flow and net worth requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets out of the ordinary course of business or engage in merger transactions. On March 31, 1996, there were no outstanding borrowings under either of these facilities.

         In connection with the stores acquired in 1993, monthly payments of $33,333 are due under a consulting agreement through April 1, 2001, and monthly payments of $125,000 are due under a non-competition agreement from February 1996 through January 1998. If the settlement agreement described under the caption "Part II. Item 1. Legal Proceedings - IN RE: DEF INVESTMENTS, INC." is executed, the Company will be released from its obligation to make payments under such consulting and non-competition agreements, in exchange for a cash payment of $4.75 million (the "Settlement Amount"). Management expects to pay the Settlement Amount no earlier than June 1996, and believes that its borrowing capacity under its credit facility and cash flow from operations will be sufficient to fund the payment.

         In connection with the Crown Acquisition, monthly payments of $16,667 are due under a consulting agreement through October 1996, and in connection with the Magic Acquisition, monthly payments in the aggregate amount of $32,500 each are due under certain noncompetition agreements through August 2000.

         The Company currently expects to open ten to twelve new stores during 1996 and a comparable number of stores in each of the next few years. Currently, the Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75% to 80% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance that the Company will open any new stores in the future, or as to the number, location or profitability thereof.

                              RENTERS CHOICE, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


         In addition to its intention to open new stores annually, the Company intends to increase the number of stores it operates through acquisitions. In particular, the Company's goal is to increase the number of stores it operates by approximately 50-60 stores in each of the next few years, primarily through acquisitions. Management believes that there are currently a number of possible future acquisition opportunities in the rent-to-own industry, and it is possible that any acquisition could be material to the Company. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable.

         Management believes that cash flow from operations and the previously described credit facilities will be adequate to fund the operations and expansion plans of the Company during 1996. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available, or if available, will be on terms acceptable to the Company.

                           PART II. OTHER INFORMATION
                              RENTERS CHOICE, INC.


ITEM 1.  LEGAL PROCEEDINGS.

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. Except as described below, the Company is not currently a party to any material litigation.

IN RE: DEF INVESTMENTS, INC.

         On September 5, 1995, a complaint (the "Complaint") was filed in the United States Bankruptcy Court for the District of Minnesota (the "Bankruptcy Court") against Mr. and Mrs. Robert A. Hardesty (the "Hardestys") and the Company, among others (collectively, the "Defendants"). The complaint was filed by the trustee (the "Trustee") for DEF Investments, Inc. ("DEF"), in an involuntary chapter 7 bankruptcy case against DEF (the "DEF Bankruptcy Case") commenced on April 20, 1995.

         The Complaint seeks (i) to avoid the transfer of certain assets purchased in 1993 by a predecessor of the Company from DEF and certain of its subsidiaries pursuant to the 1993 Acquisition and to obtain an order that such assets be turned over to the Trustee, (ii) to nullify the Hardestys' consulting and noncompetition agreements, pursuant to the terms of which the Company paid $2.0 million to the Hardestys on the closing date of the 1993 Acquisition, has paid them an additional $900,000 since the closing date and is obligated to pay them approximately $5.3 million in varying amounts through April 1, 2001, (iii) to require the Company to make all future payments under the consulting and noncompetition agreements to the Trustee for the benefit of the DEF bankruptcy estate, and (iv) to set aside all payments already made by the Company to the Hardestys under the consulting and noncompetition agreements, and to grant judgment against the Hardestys for the amount of all such payments.

         On March 8, 1996, the Company reached an agreement with the Trustee and the Hardestys to settle the lawsuit. The terms of the settlement provide that the Company will be released from the fraudulent transfer claim and the future obligation to pay $5.3 million under the consulting and noncompetition agreements with the Hardestys in exchange for a cash payment of $4.75 million to the Trustee. The agreement, which, as of May 1, 1996, has not yet been reduced to writing and is subject to approval by the Bankruptcy Court after notice and hearing, contemplates the nonrefundable payment by the Company of $50,000 upon execution of the written settlement agreement in exchange for the Trustee's dismissal of the Complaint against the Company without prejudice. As to the balance of the settlement amount, $300,000 is attributable to the Trustee's claims against the Company based upon payments already made to the Hardestys, and $4.4 million is attributable to future obligations under the noncompetition and consulting agreements.

         As part of the overall settlement, the Company will receive a full release from the fraudulent transfer claim by the Trustee on behalf of DEF, all of its subsidiaries which have filed Chapter 7 bankruptcy cases and their respective creditors. The settlement is also conditioned on the Bankruptcy Court issuing protective orders enjoining the Hardestys from making any claims against the Company or J. E. Talley and certain of their affiliates under the noncompetition and consulting agreements.

         The pending class action against DEF and other companies including, at this point, the Company (the "Miller lawsuit") is not the direct subject of this settlement agreement. Nevertheless, the agreement does address the Miller lawsuit in that it provides that the plaintiff class, which is represented by the same attorney that represents the Trustee, has agreed that it must first pursue collection of any judgment obtained against the Company in the Miller lawsuit through enforcement of the indemnity agreement between the Company and Transamerica Commercial Finance Corporation, I ("Transamerica"). The plaintiff class will further agree that it cannot collect or enforce any judgment obtained against the Company in the Miller lawsuit until he has exhausted collection through the indemnity agreement. Finally, the settlement calls for the plaintiff class to release and covenant not to assert any claims it may have against the Company except those contained in its current pleading in the Miller lawsuit. See "Item 1. Legal Proceedings -- BASIC RENTAL V. TRANSAMERICA ET AL AND DELILAH MILLER ET AL V. RENTERS CHOICE ET AL."

         Management believes that the implementation of the settlement agreement, which management expects to be executed and approved by the Bankruptcy Court by the end of May 1996, will not have a material adverse effect on the Company's results of operations. There can be no assurance that the settlement agreement will be entered into. If the settlement agreement is not executed, the Trustee would be able to proceed against the Company in the fraudulent transfer claim.

GALLAGHER V. CROWN

         On January 3, 1996, the Company was served with a complaint adding it as a defendant in a putative class action originally filed in April 1994 against Crown Leasing Corporation ("Crown") and certain of its affiliates.

         The lawsuit alleges, among other things, that under certain rent-to-own contracts entered into between the plaintiffs and Crown, some of which were purportedly acquired by the Company pursuant to the Company's acquisition in April 1995 of the rent-to-own assets of Crown (the "Crown Acquisition"), the defendants charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. The amount of such excessive fees and/or interest is unspecified.

         Pursuant to the Asset Purchase Agreement entered into between Crown and its controlling shareholder and the Company in connection with the Crown Acquisition, the Company assumed no liabilities pertaining to Crown's rent-to-own contracts for the period prior to the Crown Acquisition in April 1995. The Asset Purchase Agreement provides that Crown and its controlling shareholder will indemnify and hold harmless the Company against damages, including reasonable attorneys' fees, due to any claim pertaining to the operation of Crown's rent-to-own business prior to the Crown Acquisition, except as set forth below. This indemnification is applicable regardless of whether the circumstances giving rise to any such claim continued after the Crown Acquisition. Claims covered include claims of customers, other than claims relating to rent-to-own contracts entered into by Crown prior to the Crown Acquisition which remained in full force and effect on October 20, 1995. The Company has provided Crown and its controlling shareholder with a notice of indemnification and tender of defense. Crown has assumed responsibility for defending the Company in this matter pursuant to the Asset Purchase Agreement.

         The court recently certified a class against Crown, consisting of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995. The court denied the plaintiff's motion for class certification against the Company, ruling that the named plaintiff and proposed class representative, Paul Gallagher, was not an adequate representative of a class against the Company since his contracts were not acquired by the Company and he never executed a Company contract. The individual plaintiff is therefore, left to pursue his claims, if any, against the Company on an individual basis.

         Management does not believe this suit will have a material adverse effect upon the Company.

BASIC RENTAL, INC. V. TRANSAMERICA COMMERCIAL ET AL. AND DELILAH MILLER ET AL.
V. RENTERS CHOICE, ET AL.

         The Company is a defendant in two lawsuits arising from the past lending activities of MRTO Holdings, Inc. ("MRTO"), acquired by the Company in September 1995.

         Prior to the fall of 1994, MRTO was engaged in the business of making loans to companies in the business of selling or renting consumer appliances and other goods to the general public. MRTO no longer is engaged in, and the Company never has engaged in, such lending activities. One of these lawsuits, brought by Basic Rental, Inc. ("Basic"), is pending in federal district court in Monroe, Louisiana. This suit alleges that, while an affiliate of Transamerica, MRTO (formerly known as Transamerica Rental Finance Corporation) and others engaged in intentional misrepresentation, negligent misrepresentation, breach of fiduciary duty, breach of good faith and fair dealing, usury and violation of federal antitrust laws, among other things, in connection with a loan made by MRTO to Basic. The maximum amount loaned to Basic by MRTO during the relevant periods involved was approximately $1.8 million. The suit seeks recovery of an unspecified amount of actual and punitive damages from MRTO and the other defendants.

         On March 27, 1996, the court granted the defendants' motion for summary judgment on certain claims. The summary judgment constitutes a final judgment in favor of all of the major claims, including detrimental reliance, intentional misrepresentation, negligent misrepresentation, breach of fiduciary duty, breach of duty of good faith and fair dealing, usury, antitrust and exemplary damages. The only remaining claims are two claims which involve less than $8.0 million in the aggregate. These claims are based on a breach of duty of good faith and fair dealing theory and involve the alleged overcharging of interest and the alleged failure of MRTO to promptly release its security interest at the time Basic paid its indebtedness in full. The Plaintiff has indicated that it intends to appeal the summary judgment ruling.

         The other suit (the "Miller lawsuit") is a class action suit brought by certain named plaintiffs on behalf of themselves and all others similarly situated, pending in the district court in Hennepin County, Minnesota. This suit alleges that Transamerica and certain of its affiliates and MRTO, as primary lenders to various co-defendants in the suit, including DEF, exerted influence and control over such co-defendants and therefore engaged in deceptive and unlawful trade practices and violated various statutes, including the Minnesota Consumer Protection Statutes, the Federal Truth-In-Lending Act and the Racketeering Influenced and Corrupt Organizations Act resulting from the rent-to-own activities conducted by the co-defendants in Minnesota. The plaintiffs have requested, among other things, that the court enjoin the defendants from engaging in such alleged illegal activities in the future, rescind the rent-to-own contracts entered into with plaintiffs and award an unspecified amount of damages, including restitution of all monies paid under the rent-to-own contracts, plus interest thereon and statutory damages available under the various statutes allegedly violated.

         Management believes that the Company is entitled to indemnification or other recovery for any damages incurred as a result of the suit brought by the Basic and Miller lawsuits pursuant to (i) contractual arrangements between Transamerica and Pro Rental, Inc. ("Pro Rental") the former shareholder of MRTO entered into at the time MRTO was acquired by Pro Rental and (ii) contractual arrangements between the Company and certain of the former stockholders of Pro Rental entered into in connection with the Company's acquisition of Pro Rental. The defense of the Basic and Miller lawsuits on behalf of the Company and the Transamerica affiliates which are also defendants in the suits has been undertaken by a Transamerica affiliate. There can be no assurance that the Company will prevail in the pending suits or, if the Company is found liable, that the Transamerica affiliate or the former stockholders of Pro Rental will be able to satisfy their indemnification obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

         None

LISTING OF EXHIBITS

         Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
 2.1(1) Asset Purchase Agreement dated April 20, 1995 among Renters Choice, Inc., Crown Leasing Corporation, Robert White, individually and Robert White Company, a sole proprietorship owned by Robert White

 2.2(2) Stock Purchase Agreement dated as of August 27, 1995 among Renters Choice, Inc., Starla J. Flake, Rance D. Richter, Bruce S. Johnson and Pro Rental, Inc.

 2.3(3) Stock Purchase Agreement dated September 29, 1995 between the Company and Terry N. Worrell

 2.4(4) Partnership Interest Purchase Agreement dated September 29, 1995 among the Company, Worrell Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

 2.5(5) Agreement and Plan of Merger by and among Renters Choice, Inc., Pro Rental, Inc., MRTO Holdings, Inc. and Pro Rental II, Inc.

 3.1        Amended and Restated Certificate of Incorporation of the Company

 3.2        Amended and Restated Bylaws of the Company

 4.1(6)     Form of Certificate evidencing Common Stock

10.1(7)*    1994 Renters Choice, Inc. Long-Term Incentive Plan

10.2(8) Amended and Restated Loan Agreement dated as of April 13, 1995 between INTRUST Bank, N.A. and Renters Choice, Inc.

10.3(9) Consulting Agreement dated April 1, 1993, by and between Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.4(10) Non-Competition Agreement dated April 1, 1993, by and between Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.5(11) Noncompetition Agreement dated as of April 20, 1995 between Renters Choice, Inc. and Patrick S. White

10.6(12) Consulting Agreement dated as of April 20, 1995 between Renters Choice, Inc. and Jeffrey W. Smith

10.7(13) Noncompetition Agreement dated as of August 27, 1995 between Renters Choice, Inc. and Starla J. Flake

10.8(14) Noncompetition Agreement dated as of August 27, 1995 between Renters Choice, Inc. and Bruce S. Johnson

10.9(15) Noncompetition Agreement dated as of August 27, 1995 between Renters Choice, Inc. and Rance D. Richter

10.10(16)   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Starla J. Flake

10.11(17)   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Bruce S. Johnson

10.12(18)   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Rance D. Richter

10.13(19)   Option Agreement dated August 27, 1995 between the Company and Terry
            N. Worrell

10.14(20)   Option Agreement dated August 27, 1995 among the Company, Worrell
            Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal
            Worrell Trust

10.15(21)   Promissory Note dated September 29, 1995 executed by the Company and payable to Terry N. Worrell

10.16(22)   Promissory Note dated September 29, 1995 executed by the Company and payable to Worrell Investors, Inc.

10.17(23)   Promissory Note dated September 29, 1995 executed by the Company and payable to The Christy Ann Worrell Trust

10.18(24)   Promissory Note dated September 29, 1995 executed by the Company and payable to The Michael Neal Worrell Trust


10.19(25)   First Amendment to Amended and Restated Loan Agreement dated October
            1995 by and between Intrust Bank, N.A. and Renters Choice, Inc.

10.20(26)*  Employment Agreement dated September 11, 1995 by and between Renters
            Choice, Inc. and David D. Real

11.1        Computation of Earnings per share

27          Financial Data Schedule
- ---------------
(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 4, 1995

(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 27, 1995

(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10K for the year ended December 31, 1995.

(6) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(7) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (File No. 33-98800)

(8) Incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(9) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(10) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(11) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(12) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(13) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(14) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(15) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(16) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(19) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(20) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(21) Incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(22) Incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(23) Incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(24) Incorporated herein by reference to Exhibit 10.24 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(25) Incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(26) Incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                                  RENTERS CHOICE, INC.

                                                  By: /s/ DAVID D. REAL
                                                          David D. Real
                                                  SENIOR VICE PRESIDENT-FINANCE
                                                  AND CHIEF FINANCIAL OFFICER
Date:  May 13, 1996

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
- -------                             -----------
 2.1(1) Asset Purchase Agreement dated April 20, 1995 among Renters Choice, Inc., Crown Leasing Corporation, Robert White, individually and Robert White Company, a sole proprietorship owned by Robert White

 2.2(2) Stock Purchase Agreement dated as of August 27, 1995 among Renters Choice, Inc., Starla J. Flake, Rance D. Richter, Bruce S. Johnson and Pro Rental, Inc.

 2.3(3) Stock Purchase Agreement dated September 29, 1995 between the Company and Terry N. Worrell

 2.4(4) Partnership Interest Purchase Agreement dated September 29, 1995 among the Company, Worrell Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

 2.5(5) Agreement and Plan of Merger by and among Renters Choice, Inc., Pro Rental, Inc., MRTO Holdings, Inc. and Pro Rental II, Inc.

 3.1        Amended and Restated Certificate of Incorporation of the Company

 3.2        Amended and Restated Bylaws of the Company

 4.1(6)     Form of Certificate evidencing Common Stock

10.1(7)*    1994 Renters Choice, Inc. Long-Term Incentive Plan

10.2(8) Amended and Restated Loan Agreement dated as of April 13, 1995 between INTRUST Bank, N.A. and Renters Choice, Inc.

10.3(9) Consulting Agreement dated April 1, 1993, by and between Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.4(10) Non-Competition Agreement dated April 1, 1993, by and between Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.5(11) Noncompetition Agreement dated as of April 20, 1995 between Renters Choice, Inc. and Patrick S. White

10.6(12) Consulting Agreement dated as of April 20, 1995 between Renters Choice, Inc. and Jeffrey W. Smith

10.7(13) Noncompetition Agreement dated as of August 27, 1995 between Renters Choice, Inc. and Starla J. Flake

10.8(14) Noncompetition Agreement dated as of August 27, 1995 between Renters Choice, Inc. and Bruce S. Johnson

10.9(15) Noncompetition Agreement dated as of August 27, 1995 between Renters Choice, Inc. and Rance D. Richter

10.10(16)   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Starla J. Flake

10.11(17)   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Bruce S. Johnson

10.12(18)   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Rance D. Richter

10.13(19)   Option Agreement dated August 27, 1995 between the Company and Terry
            N. Worrell

10.14(20)   Option Agreement dated August 27, 1995 among the Company, Worrell
            Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal
            Worrell Trust

10.15(21)   Promissory Note dated September 29, 1995 executed by the Company and payable to Terry N. Worrell

10.16(22)   Promissory Note dated September 29, 1995 executed by the Company and payable to Worrell Investors, Inc.

10.17(23)   Promissory Note dated September 29, 1995 executed by the Company and payable to The Christy Ann Worrell Trust

10.18(24)   Promissory Note dated September 29, 1995 executed by the Company and payable to The Michael Neal Worrell Trust


10.19(25)   First Amendment to Amended and Restated Loan Agreement dated October
            1995 by and between Intrust Bank, N.A. and Renters Choice, Inc.

10.20(26)*  Employment Agreement dated September 11, 1995 by and between Renters
            Choice, Inc. and David D. Real

11.1        Computation of Earnings per share

27          Financial Data Schedule
- ---------------
(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 4, 1995

(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 27, 1995

(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10K for the year ended December 31, 1995.

(6) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(7) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (File No. 33-98800)

(8) Incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(9) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(10) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(11) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(12) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(13) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(14) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(15) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(16) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(19) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(20) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(21) Incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(22) Incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(23) Incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(24) Incorporated herein by reference to Exhibit 10.24 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(25) Incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(26) Incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)