Form 10-Q
period 1996-06-30
RENTERS CHOICE INC
filed 1996-08-14
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                     Commission File Number 0-25370

                              RENTERS CHOICE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             48-1024367
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996:

        CLASS                                                OUTSTANDING
Common stock, $.01 par value per share                       24,815,410

                       RENTERS CHOICE, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1. Consolidated Financial Statements

Balance Sheets as of June 30, 1996 and December 31, 1995 ............    1

Statements of Earnings for the six months ended
         June 30, 1996 and 1995 .....................................    2

Statements of Earnings for the three months ended
         June 30, 1996 and 1995 .....................................    3

Statements of Cash Flows for the six months ended
         June 30, 1996 and 1995 .....................................    4

Notes to Financial Statements .......................................    5

Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................    8

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ...........................................   12

ITEM 6. Exhibits and Reports on Form 8-K ............................   14

SIGNATURES

Exhibit 10.20........................................................   21
Exhibit 11.1 ........................................................   23
Exhibit 27 ..........................................................   24

                       RENTERS CHOICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,            December 31,
                                                                                                   1996                   1995
                                                                                              -------------           -------------
                                                                                                 Unaudited
ASSETS
    Cash and cash equivalents ......................................................          $   6,985,140           $  35,321,338
    Rental merchandise, net
       On rent .....................................................................             57,245,497              49,700,354
       Held for rent ...............................................................             17,957,672              14,539,645
    Accounts receivable, net .......................................................              2,418,114                    --
    Income taxes receivable ........................................................                970,610               1,440,223
    Deferred income taxes ..........................................................             10,626,581               6,976,576
    Prepaid expenses and other assets ..............................................              1,068,787               2,391,220
    Intangible assets, net .........................................................             29,366,845              29,549,275
    Property assets, net ...........................................................             10,139,903               7,375,667
                                                                                              -------------           -------------
                                                                                              $ 136,779,149           $ 147,294,298
                                                                                              =============           =============
LIABILITIES
    Accounts payable - trade .......................................................          $   4,074,584           $   3,288,069
    Accrued liabilities ............................................................              6,260,812               4,213,624
    Income taxes payable ...........................................................              4,345,999                    --
    Taxes other than income ........................................................              2,641,497               2,458,984
    Deferred income taxes ..........................................................                350,000                    --
    Other debt .....................................................................              6,393,590              40,849,605
    Reserve for loans sold with recourse ...........................................              1,016,605
                                                                                              -------------           -------------
                                                                                                 25,083,087              50,810,282

COMMITMENTS AND CONTINGENCIES ......................................................                   --                      --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
       none issue ..................................................................                   --                      --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       24,814,260 and 24,378,108 shares issued and
       outstanding in 1996 and 1995, respectively ..................................                248,120                 243,781
    Additional paid-in capital .....................................................             94,991,127              87,919,305
    Unamortized value of stock award ...............................................               (747,890)               (897,890)
    Retained earnings ..............................................................             17,204,705               9,218,820
                                                                                              -------------           -------------
                                                                                                111,696,062              96,484,016

                                                                                              $ 136,779,149           $ 147,294,298
                                                                                              =============           =============

        The accompanying notes are an integral part of these statements.

                       RENTERS CHOICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                      SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------
                                                        1996              1995
                                                    ------------     -----------
                                                              Unaudited
STORE REVENUE
    Rentals and fees ..........................     $ 93,428,734     $47,432,591
    Merchandise sales .........................        5,763,938       2,271,160
    Other .....................................          361,607         268,392
FRANCHISE REVENUE
    Franchise merchandise sales ...............        6,498,404            --
    Royalty income and fees ...................          705,279
                                                    ------------     -----------
              TOTAL REVENUE ...................      106,757,962      49,972,143
OPERATING EXPENSES
    Direct store expenses
       Depreciation of rental merchandise .....       20,562,611      10,998,761
       Cost of merchandise sold ...............        4,383,884       1,470,953
       Salaries and other expenses ............       54,695,439      24,741,798
    Franchise operation expenses
       Cost of franchise merchandise sales ....        6,201,945            --
                                                    ------------     -----------
                                                      85,843,879      37,211,512
    General and administrative expenses .......        4,725,082       2,649,115
    Amortization of intangibles ...............        2,287,100       1,324,025
                                                    ------------     -----------
              TOTAL OPERATING EXPENSES ........       92,856,061      41,184,652
                                                    ------------     -----------
              OPERATING PROFIT ................       13,901,901       8,787,491

INTEREST EXPENSE, NET .........................           22,814         447,421
                                                    ------------     -----------
              EARNINGS BEFORE INCOME TAXES ....       13,879,087       8,340,070

INCOME TAX EXPENSE ............................        5,893,202       3,725,920
                                                    ------------     -----------
              NET EARNINGS ....................     $  7,985,885     $ 4,614,150
                                                    ============     ===========
Weighted average shares outstanding ...........       24,971,287      19,342,088
                                                    ============     ===========
              EARNINGS PER SHARE ..............     $       0.32     $      0.24
                                                    ============     ===========

        The accompanying notes are an integral part of these statements.

                       RENTERS CHOICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                     THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------
                                                        1996            1995
                                                    ------------     -----------
                                                              Unaudited
STORE REVENUE
    Rentals and fees ...........................    $ 47,863,382     $27,547,335
    Merchandise sales ..........................       2,509,485       1,195,648
    Other ......................................         179,671         183,735
FRANCHISE REVENUE
    Franchise merchandise sales ................       6,498,404            --
    Royalty income and fees ....................         705,279
                                                    ------------     -----------
              TOTAL REVENUE ....................      57,756,221      28,926,718

OPERATING EXPENSES
    Direct store expenses
       Depreciation of rental merchandise ......      10,407,964       6,634,957
       Cost of merchandise sold ................       1,982,072         739,754
       Salaries and other expenses .............      27,794,656      14,392,717
    Franchise operation expenses
       Cost of franchise merchandise sales .....       6,201,945
                                                    ------------     -----------
                                                      46,386,637      21,767,428

    General and administrative expenses ........       2,666,436       1,591,336
    Amortization of intangibles ................       1,145,345         575,496
                                                    ------------     -----------
              TOTAL OPERATING EXPENSES .........      50,198,418      23,934,260
                                                    ------------     -----------
              OPERATING PROFIT .................       7,557,803       4,992,458

INTEREST (INCOME) EXPENSE, NET .................         (49,828)        283,973
                                                    ------------     -----------
              EARNINGS BEFORE INCOME TAXES .....       7,607,631       4,708,485

INCOME TAX EXPENSE .............................       3,238,642       2,081,694
                                                    ------------     -----------
              NET EARNINGS .....................    $  4,368,989     $ 2,626,791
                                                    ============     ===========
Weighted average shares outstanding ............      25,170,392      20,686,514
                                                    ============     ===========
              EARNINGS PER SHARE ...............    $       0.17     $      0.13
                                                    ============     ===========

        The accompanying notes are an integral part of these statements.

                       RENTERS CHOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                  ---------------------------------
                                                                                                      1996                 1995
                                                                                                  ------------         ------------
                                                                                                   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings .........................................................................        $  7,985,885         $  4,614,150
    Adjustments to reconcile net earnings to net cash
       provided by operating activities
          Depreciation of rental merchandise .............................................          20,562,611           10,998,761
          Depreciation of property assets ................................................           1,415,455              633,208
          Amortization of intangibles ....................................................           2,287,100            1,324,025
          Other ..........................................................................             150,000                 --
       Changes in operating assets and liabilities
          Rental merchandise .............................................................         (30,161,300)         (15,942,835)
          Income taxes receivable ........................................................           1,440,223                 --
          Prepaid expenses and other assets ..............................................           1,697,556             (319,005)
          Accounts payable - trade .......................................................          (2,228,583)           2,440,949
          Accrued liabilities ............................................................          (1,110,403)           1,403,814
          Income taxes ...................................................................           3,367,427             (250,762)
          Taxes other than income ........................................................             182,513              (12,745)
          Reserve for loans held with recourse ...........................................            (123,615)
                                                                                                  ------------         ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................           5,464,869            4,889,560

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property assets ..........................................................          (4,093,228)          (1,892,180)
    Proceeds from sale of property assets ................................................             419,920               42,947
    Acquisitions of businesses, net of cash acquired of $2,132,930 in 1996 ...............          (4,863,535)         (21,022,782)
                                                                                                  ------------         ------------
              NET CASH USED IN INVESTING ACTIVITIES ......................................          (8,536,843)         (22,872,015)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (expenses) from public offerings ............................................                --             23,396,209
    Proceeds from exercise of options ....................................................             542,080               10,000
    Distributions to stockholders ........................................................                --             (1,493,340)
    Proceeds from debt ...................................................................             531,844           17,986,989
    Repayments of debt ...................................................................         (47,676,443)         (16,693,124)
    Repayments of note to stockholder ....................................................                --             (6,250,000)
    Repayment of notes receivable ........................................................          21,338,295
                                                                                                  ------------         ------------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ........................         (25,264,224)          16,956,734
                                                                                                  ------------         ------------
              NET DECREASE IN CASH AND CASH
                    EQUIVALENTS ..........................................................         (28,336,198)          (1,025,721)

Cash and cash equivalents at beginning of period .........................................          35,321,338            1,441,001
                                                                                                  ------------         ------------
Cash and cash equivalents at end of period ...............................................        $  6,985,140         $    415,280
                                                                                                  ============         ============

        The accompanying notes are an integral part of these statements.

                       RENTERS CHOICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial statements of Renters Choice, Inc. and Subsidiary (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. On May 15, 1996 the Company acquired all the outstanding common stock of ColorTyme, Inc. ("ColorTyme") pursuant to a merger (the "Merger") of a wholly owned subsidiary of the Company with ColorTyme. The total Merger consideration consisted of cash of $4,665,751 paid to shareholders and 343,175 shares of the Company's common stock, valued at $19.04 per share. The acquisition was accounted for as a purchase, and accordingly, the operating results of ColorTyme have been included in the operating results of the Company since May 1, 1996.

     The following summary, prepared on a pro forma basis, combines the results of operations as if ColorTyme had been acquired as of the beginning of each of the six month and three month periods ending June 30, 1996 and 1995, after including the impact of purchase accounting adjustments and the additional shares issued as consideration.

                           SIX MONTHS ENDED JUNE 30, THREE MONTHS ENDED JUNE 30,
                           -------------------------   -------------------------
                               1996         1995          1996         1995
                           ------------  -----------   -----------   -----------
Revenue .................  $120,952,000  $73,015,000   $61,559,000   $40,209,000
Net earnings ............  $  8,444,000  $ 4,684,000   $ 4,710,000   $ 2,786,000
Earnings per common share  $       0.34  $      0.24   $      0.18   $      0.13

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results. The assets purchased, liabilities assumed and equity consideration were recorded by the Company as follows:

           ASSETS ACQUIRED
               Rental merchandise .....................   $   748,717
                   Accounts receivable ................    23,756,408
                   Income taxes receivable ............       970,610
                   Deferred income taxes ..............     3,650,000
                   Prepaid expenses and other assets ..       375,128
                   Intangible assets ..................       708,389
                   Property assets ....................       446,784
                                                          -----------
                                                          $30,656,036
                                       5

                       RENTERS CHOICE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.   Continued.
           LIABILITIES ASSUMED
               Accounts payable - trade ..............    $ 3,015,098
               Accrued liabilities ...................      3,157,591
               Income taxes payable ..................        978,572
               Deferred income taxes .................        350,000
               Other debt ............................     12,688,583
               Reserve for loans sold with recourse ..      1,140,219
                                                          -----------
                                                           21,330,063

           EQUITY CONSIDERATION
               Common stock ..........................          3,462
               Additional paid-in capital ............      6,530,620
                                                            6,534,082
                                                          -----------
                                                          $27,864,145

           CASH PURCHASE PRICE .......................    $ 2,791,891
                                                          ===========

     Immediately following the purchase of ColorTyme by the Company, ColorTyme sold its franchise loan portfolio (with certain recourse provisions) to a third party for an aggregate purchase price of approximately $21.7 million. At June 30, 1996, ColorTyme's provision for future possible losses related to the sale of the loan portfolio is $1,016,605. ColorTyme simultaneously paid off related notes payable owed to Chrysler First Commercial Corporation for $13.2 million. No gain or loss was recognized on the sale.

      The Company acquired the assets of an additional five stores in two transactions during the three months ended June 30, 1996 for approximately $2.1 million. The transactions were accounted for using the purchase method of accounting.

     The assets acquired were recorded by the Company as follows:

           ASSETS ACQUIRED
               Rental merchandise .................        $  615,762
               Intangible assets ..................         1,396,281
               Property assets ....................            59,600

           CASH PURCHASE PRICE ....................        $2,071,643
                                                           ==========

3. The Company has a credit agreement with its current lender for $40 million. This agreement consists of a $10 million revolving credit facility and a $30 million term loan facility. Borrowings under the term loan facility bear interest at a rate equal to the National prime rate as published in the WALL STREET JOURNAL

     (8-1/4% per annum at June 30, 1996) and borrowings under the revolving creditfacility bear interest at such designated prime rate, in each case as adjusted monthly. All borrowings are secured by a lien on substantially all of the Company's assets. Borrowings under the revolving credit facility are due on April 30, 1997. Any term loan borrowings will be funded in individual notes amortized over five-year periods payable in equal monthly

                                       6

                       RENTERS CHOICE, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.   Continued.

     installments (including interest). The commitment on the term facility expires April 30, 1997, and bears no commitment fee. The credit agreement includes certain cash flow and net worth requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets out of the ordinary course of business or engage in merger transactions. At June 30, 1996, there were no outstanding borrowings under either of these facilities.

                                       7

                       RENTERS CHOICE, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         In April 1995, the Company acquired 72 stores located in 18 states from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition") and two other stores in a separate transaction. In August 1995, the Company acquired 135 stores located in 10 states by purchasing the issued and outstanding stock of Pro Rental, Inc., the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition" and, together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all the issued and outstanding stock of ColorTyme, a franchisor of 313 rent-to-own stores, pursuant to the Merger. Prior to the Merger, ColorTyme operated six company owned stores, all of which were purchased by the Company subsequent to the Merger. The Company acquired an additional five stores in two separate transactions in June 1996 (together with the ColorTyme Acquisition, the "1996 Acquisitions"). The 1995 and 1996 Acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores and franchisor have been included in the operating results of the Company since the respective dates of acquisition. Primarily as a result of the impact of the 1995 and 1996 Acquisitions on the results of operations, comparisons of the operating results for the three month and six month periods ended June 30, 1996 and 1995 may not be meaningful or indicative of future results.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Total revenue increased by $56.8 million, or 113.6%, to $106.8 million for 1996 from $50 million for 1995. The increase in total revenue was primarily attributable to the inclusion of the 209 stores purchased in 1995, and the 1996 Acquisitions. Total revenue exclusive of the 209 stores, and the 1996 Acquisitions increased by $4.2 million, or 9.7% to $47.7 million for 1996 from $43.5 million in 1995. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $9.6 million, or 87.3%, to $20.6 million for 1996 from $11.0 million for 1995. Depreciation of rental merchandise expressed as a percent of rental revenue decreased from 23.2% in 1995 to 22.0% in 1996. The decrease was primarily attributable to higher rental rates on rental merchandise purchased after the 1995 Acquisitions.

         Salaries and other expenses expressed as a percentage of total store revenue increased to 54.9% for 1996 from 49.5% for 1995. This increase is attributable to increase in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. Additionally, the Company increased its advertising efforts during the first six months of 1996 in the markets related to the 209 stores acquired in 1995. Occupancy costs also increased as a percent of total revenue primarily because of the relocation of certain stores acquired in the 1995 acquisitions to stores that are larger in square footage. Revenues from these larger stores increase gradually while the additional occupancy costs are incurred immediately. The average relocated store is approximately 4,000 square feet. General and administrative expenses expressed as a percent of total revenue decreased to 4.4% for 1996 from 5.3% for 1995. The decrease is primarily attributable to increased economies of scale resulting from the 1995 Acquisitions.

         Operating profit increased by $5.1 million, or 58.0%, to $13.9 million for 1996 from $8.8 million for 1995. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1995 Acquisitions.
                                       8

                       RENTERS CHOICE, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

Net earnings increased by $3.4 million, or 73.9%, to $8.0 million in 1996 from $4.6 million in 1995. The improvement was a result of the increase in operating profit described above.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         Total revenue increased by $28.9 million, or 100.0%, to $57.8 million for 1996 from $28.9 million for 1995. The increase in total revenue was primarily attributable to the inclusion of the 209 stores purchased in 1995, and the 1996 Acquisitions. Total revenue exclusive of the 209 stores, and the 1996 Acquisitions increased by $1.5 million, or 6.7% to $24.0 million for 1996 from $22.5 million in 1995. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $3.8 million, or 57.6%, to $10.4 million for 1996 from $6.6 million for 1995. Depreciation of rental merchandise expressed as a percent of rental revenue decreased to 21.7% in 1996 from 24.1% in 1995. The decrease was primarily attributable to higher rental rates on rental merchandise purchased after the 1995 Acquisitions.

         Salaries and other expenses expressed as a percentage of total store revenue increased to 55.0% for 1996 from 49.8% for the comparative 1995 quarter. This increase is attributable to increase in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. Additionally, the Company increased its advertising efforts during the quarter ended June 30, 1996 in the markets related to the 209 stores acquired in 1995. Occupancy costs also increased as a percent of total revenue primarily because of the relocation of certain stores acquired in the 1995 acquisitions to stores that are larger in square footage. Revenues from these larger stores increase gradually while the additional costs are incurred immediately. The average relocated store is approximately 4,000 square feet. General and administrative expenses expressed as a percent of total revenue decreased to 4.6% for 1996 from 5.5% for 1995. The decrease is primarily attributable to increased economies of scale resulting from the 1995 Acquisitions.

         Operating profit increased by $2.6 million, or 52.0%, to $7.6 million for 1996 from $5.0 million for 1995. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1995 Acquisitions.

         Net earnings increased by $1.8 million, or 69.2%, to $4.4 million in 1996 from $2.6 million in 1995. The improvement was a result of the increase in operating profit described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold or charged-off or is no longer suitable for rent. During the year ended December 31, 1995, the Company acquired 209 stores for an aggregate purchase price of $59 million, of which $21.7 million was paid in cash. During the six months ended June 30, 1996, the Company acquired an additional five stores and ColorTyme for a net cash purchase price of $4.9 million. The Company purchased $36.9 million and $18.7 million of rental merchandise during the six month periods ended June 30, 1996 and 1995, respectively.

         For the six months ended June 30, 1996, cash provided by operating activities increased by $600,000 to $5.5 million in 1996 from $4.9 million in 1995, primarily due to increased earnings, timing of the payment of various operating expenses offset by increased rental merchandise purchases. Cash used in investing activities decreased by $14.4 million to $8.5 million in 1996 from $22.9 in 1995, primarily relating to the Crown Acquisition in April 1995. Cash used in financing activities was $25.3 million for the six months ended June 30,

                                       9

                       RENTERS CHOICE, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

1996, which relates primarily to repayment of debt to the Magic selling shareholders which was paid in full on January 2, 1996, offset by the net proceeds of the sale of the ColorTyme franchise loan portfolio. Cash provided by financing activities was $17.0 million for the six months ended June 30, 1995, which relates primarily to the proceeds from the initial public offering in January 1995 offset by repayment of the note to a stockholder.

         The Company increased its credit agreement with its current lender from $25 million to $40 million in the first quarter of 1996. This agreement consists of a $10 million revolving credit facility and a $30 million term loan facility. Borrowings under the term loan facility bear interest at a rate equal to the National prime rate as published in the WALL STREET JOURNAL (8-1/4% per annum at June 30, 1996) and borrowings under the revolving credit facility bear interest at such designated prime rate, in each case as adjusted monthly. All borrowings are secured by a lien on substantially all of the Company's assets. Borrowings under the revolving credit facility are due on April 30, 1997. Any term loan borrowings will be funded in individual notes amortized over five-year periods payable in equal monthly installments (including interest). The commitment on the term facility expires April 30, 1997, and bears no commitment fee. The credit agreement includes certain cash flow and net worth requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets out of the ordinary course of business or engage in merger transactions. On June 30, 1996, there were no outstanding borrowings under either of these facilities.

         In connection with the stores acquired in 1993, monthly payments of $33,333 are due under a consulting agreement through April 1, 2001, and monthly payments of $125,000 are due under a non-competition agreement from February 1996 through January 1998. If the settlement agreement described under the caption "Part II. Item 1. Legal Proceedings - IN RE: DEF INVESTMENTS, INC." is executed, the Company will be released from its obligation to make payments under such consulting and non-competition agreements, in exchange for a cash payment of $4.75 million (the "Settlement Amount"). Although management cannot at this time estimate when it will be required to pay the Settlement Amount, if ever, management believes that the Company's borrowing capacity under its credit facility and cash flow from operations will be sufficient to fund the payment.

         In connection with the Crown Acquisition, monthly payments of $16,667 are due under a consulting agreement through October 1996, and in connection with the Magic Acquisition, monthly payments in the aggregate amount of $32,500 each are due under certain noncompetition agreements through August 2000.

         The Company intends to increase the number of stores it operates through acquisitions and new store openings. In particular, the Company's goal is to increase the number of stores it operates by approximately 50-60 stores in each of the next few years. The Company currently expects to open ten to fifteen new stores during the last half of 1996. The Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75% to 80% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance that the Company will open any new stores in the future, or as to the number, location or profitability thereof. Additionally, management believes that there are currently a number of possible future acquisition opportunities in the rent-to-own industry, and it is possible that any acquisition could be material to the Company. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable.
                                       10

                       RENTERS CHOICE, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

         Management believes that cash flow from operations and the previously described credit facilities will be adequate to fund the operations and expansion plans of the Company during 1996. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short-term and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available, or if available, will be on terms acceptable to the Company.
                                       11

                           PART II. OTHER INFORMATION

                       RENTERS CHOICE, INC. AND SUBSIDIARY

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

         On March 8, 1996, the Company reached an agreement with the Trustee and the Hardestys to settle the lawsuit. The terms of the settlement provide that the Company will be released from the fraudulent transfer claim and the future obligation to pay $5.3 million under the consulting and noncompetition agreements with the Hardestys in exchange for a cash payment of $4.75 million to the Trustee. The agreement, which, as of August 12, 1996, has not yet been reduced to writing and is subject to approval by the Bankruptcy Court after notice and hearing, contemplates the nonrefundable payment by the Company of $50,000 upon execution of the written settlement agreement in exchange for the Trustee's dismissal of the Complaint against the Company without prejudice. As to the balance of the settlement amount, $300,000 is attributable to the Trustee's claims against the Company based upon payments already made to the Hardestys, and $4.4 million is attributable to future obligations under the noncompetition and consulting agreements.

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

         The pending class action against DEF and other companies including, at this point, the Company (the "Miller lawsuit") will not be dismissed entirely under the settlement agreement. While the claims against the Hardestys will be dismissed, the claims against the Company will not be. Nevertheless, the plaintiffs have agreed that they must first pursue collection of any judgment obtained against the Company through enforcement of the indemnity agreement between the Company and Transamerica Commercial Finance Corporation, I ("Transamerica"). The plaintiff class has further agreed that it cannot collect or enforce any judgment obtained against the Company in the Miller lawsuit until it has exhausted collection through the indemnity agreement. Finally, the settlement calls for the plaintiff class to release and covenant not to assert any claims it may have against the Company except those contained in its current pleading in the Miller lawsuit.
                                       12

                           PART II. OTHER INFORMATION

                 RENTERS CHOICE, INC. AND SUBSIDIARY - Continued

Management believes that the execution of the settlement agreement, in the form in which it is currently proposed, will not have a material adverse effect on the Company's results of operations. Management cannot predict when the settlement agreement will be executed and approved by the Bankruptcy Court, and there can be no assurance that the settlement agreement will be entered into at all. If the settlement agreement is not executed, the Trustee would be able to proceed against the Company in the fraudulent transfer claim.

HINTON ET AL. V. COLORTYME, INC.

     In May 1994, certain Wisconsin residents filed suit against ColorTyme alleging that Colortyme had entered into contracts with them which were violative of the Wisconsin Consumer Act (the "Wisconsin Act"). Specifically, the plaintiffs allege that the ColorTyme contracts were consumer credit transactions under the Wisconsin Act, and that ColorTyme failed to provide required disclosures and violated the Wisconsin Act's collection practice restrictions. Plaintiffs are seeking damages in excess of $2.0 million.

     The plaintiffs recently provided ColorTyme with a proposed second amended complaint seeking to add the Company as an additional defendant and adding certain additional related claims. The plaintiffs also recently have proposed a class definition. Management expects that there will be motion practice in the near future to define the extent of the class and to determine whether the Company may be added as a party. No trial date has been set.

     Although management cannot predict the outcome of the case, management does not expect the ultimate resolution of the case to have a material adverse effect on the Company's consolidated results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

         Current Report on Form 8-K dated May 15, 1996, filed May 30, 1996. Current Report on Form 8-K/A dated May 15, 1996, filed July 26, 1996.

LISTING OF EXHIBITS

         Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                              DESCRIPTION

2.1(1)     -   Asset Purchase Agreement dated April 20, 1995 among Renters
               Choice, Inc., Crown Leasing Corporation, Robert White, individually and Robert White Company, a sole proprietorship owned by Robert White

2.2(2)     -   Stock Purchase Agreement dated as of August 27, 1995 among
               Renters Choice, Inc., Starla J. Flake, Rance D. Richter, Bruce S.
               Johnson and Pro Rental, Inc.

2.3(3)     -   Stock Purchase Agreement dated September 29, 1995 between the
               Company and Terry N. Worrell

2.4(4)     -   Partnership Interest Purchase Agreement dated September 29,
               1995 among the Company, Worrell Investors, Inc., The Christy Ann
               Worrell Trust and The Michael Neal Worrell Trust

2.5(5)     -   Agreement and Plan of Merger by and among Renters Choice, Inc.,
               Pro Rental, Inc., MRTO Holdings, Inc. and Pro Rental II, Inc.

2.6(6)     -   Agreement and Plan of Reorganization dated as of May 15, 1996 by and among Renters Choice, Inc., ColorTyme, Inc., and CT
               Acquisition Corporation.

3.1(7)     -   Amended and Restated Certificate of Incorporation of the
               Company

3.2(8)     -   Amended and Restated Bylaws of the Company

4.1(9)     -   Form of Certificate evidencing Common Stock

10.1(10)*  -   1994 Renters Choice, Inc. Long-Term Incentive Plan

10.2(11)   -   Amended and Restated Loan Agreement dated as of April 13, 1995 between INTRUST Bank, N.A. and Renters Choice, Inc.

10.3(12)   -   Consulting Agreement dated April 1, 1993, by and between Bob A.
               Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.4(13)   -   Non-Competition Agreement dated April 1, 1993, by and between
               Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.5(14)   -   Noncompetition Agreement dated as of April 20, 1995 between
               Renters Choice, Inc. and Patrick S. White

10.6(15)   -   Consulting Agreement dated as of April 20, 1995 between Renters
               Choice, Inc. and Jeffrey W. Smith

10.7(16)   -   Noncompetition Agreement dated as of August 27, 1995 between
               Renters Choice, Inc. and Starla J. Flake

10.8(17)   -   Noncompetition Agreement dated as of August 27, 1995 between
               Renters Choice, Inc. and Bruce S. Johnson

10.9(18)   -   Noncompetition Agreement dated as of August 27, 1995 between
               Renters Choice, Inc. and Rance D. Richter

10.10(19)  -   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Starla J. Flake

10.11(20)  -   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Bruce S. Johnson

10.12(21)  -   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Rance D. Richter

10.13(22)  -   Option Agreement dated August 27, 1995 between the Company and
               Terry N. Worrell

10.14(23)  -   Option Agreement dated August 27, 1995 among the Company,
               Worrell Investors, Inc., The Christy Ann Worrell Trust and The
               Michael Neal Worrell Trust

10.15(24)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to Terry N. Worrell

10.16(25)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to Worrell Investors, Inc.

10.17(26)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to The Christy Ann Worrell Trust

10.18(27)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to The Michael Neal Worrell Trust

10.19(28)  -   First Amendment to Amended and Restated Loan Agreement dated
               October 1995 by and between Intrust Bank, N.A. and Renters
               Choice, Inc.

10.20      -   Second Amendment to Amended and Restated Loan Agreement dated
               April 30, 1996 by and between Intrust, N.A. and Renters Choice,
               Inc.

10.21(29)* -   Employment Agreement dated September 11, 1995 by and between
               Renters Choice, Inc. and David D. Real

10.22(30)  -   Portfolio Acquisition Agreement dated May 15, 1996, by and among
               Renters Choice, Inc., ColorTyme Financial Services, Inc., and STI
               Credit Corporation.

11.1       -   Computation of Earnings per share

27         -   Financial Data Schedule

- -------------------

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

(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996.

(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(8) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(9) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(10) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (File No. 33-98800)

(11) Incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(12) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(13) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(14) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(15) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(16) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(19) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(20) Incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(21) Incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(22) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(23) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(24) Incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(25) Incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(26) Incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(27) Incorporated herein by reference to Exhibit 10.24 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(28) Incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(29) Incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(30) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                        RENTERS CHOICE, INC.


                                       By: /s/ DAVID D. REAL
                                               David D. Real
                                               SENIOR VICE PRESIDENT-FINANCE
                                               AND CHIEF FINANCIAL OFFICER
Date:  August 13, 1996
                                       17

                                  EXHIBIT INDEX
EXHIBIT
NUMBER                              DESCRIPTION

2.1(1)     -   Asset Purchase Agreement dated April 20, 1995 among Renters
               Choice, Inc., Crown Leasing Corporation, Robert White, individually and Robert White Company, a sole proprietorship owned by Robert White

2.2(2)     -   Stock Purchase Agreement dated as of August 27, 1995 among
               Renters Choice, Inc., Starla J. Flake, Rance D. Richter, Bruce S.
               Johnson and Pro Rental, Inc.

2.3(3)     -   Stock Purchase Agreement dated September 29, 1995 between the
               Company and Terry N. Worrell

2.4(4)     -   Partnership Interest Purchase Agreement dated September 29,
               1995 among the Company, Worrell Investors, Inc., The Christy Ann
               Worrell Trust and The Michael Neal Worrell Trust

2.5(5)     -   Agreement and Plan of Merger by and among Renters Choice, Inc.,
               Pro Rental, Inc., MRTO Holdings, Inc. and Pro Rental II, Inc.

2.6(6)     -   Agreement and Plan of Reorganization dated May 15, 1996, by and among Renters Choice, Inc., ColorTyme, Inc., and CT Acquisition
               Corporation.

3.1(7)     -   Amended and Restated Certificate of Incorporation of the
               Company

3.2(8)     -   Amended and Restated Bylaws of the Company

4.1(9)     -   Form of Certificate evidencing Common Stock

10.1(10)*  -   1994 Renters Choice, Inc. Long-Term Incentive Plan

10.2(11)   -   Amended and Restated Loan Agreement dated as of April 13, 1995 between INTRUST Bank, N.A. and Renters Choice, Inc.

10.3(12)   -   Consulting Agreement dated April 1, 1993, by and between Bob A.
               Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.4(13)   -   Non-Competition Agreement dated April 1, 1993, by and between
               Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

10.5(14)   -   Noncompetition Agreement dated as of April 20, 1995 between
               Renters Choice, Inc. and Patrick S. White

10.6(15)   -   Consulting Agreement dated as of April 20, 1995 between Renters
               Choice, Inc. and Jeffrey W. Smith

10.7(16)   -   Noncompetition Agreement dated as of August 27, 1995 between
               Renters Choice, Inc. and Starla J. Flake

10.8(17)   -   Noncompetition Agreement dated as of August 27, 1995 between
               Renters Choice, Inc. and Bruce S. Johnson

10.9(18)   -   Noncompetition Agreement dated as of August 27, 1995 between
               Renters Choice, Inc. and Rance D. Richter

10.10(19)  -   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Starla J. Flake

10.11(20)  -   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Bruce S. Johnson

                                       18

10.12(21)  -   Promissory Note dated August 27, 1995 executed by the Company and payable to the order of Rance D. Richter

10.13(22)  -   Option Agreement dated August 27, 1995 between the Company and
               Terry N. Worrell

10.14(23)  -   Option Agreement dated August 27, 1995 among the Company,
               Worrell Investors, Inc., The Christy Ann Worrell Trust and The
               Michael Neal Worrell Trust

10.15(24)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to Terry N. Worrell

10.16(25)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to Worrell Investors, Inc.

10.17(26)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to The Christy Ann Worrell Trust

10.18(27)  -   Promissory Note dated September 29, 1995 executed by the
               Company and payable to The Michael Neal Worrell Trust

10.19(28)  -   First Amendment to Amended and Restated Loan Agreement dated
               October 1995 by and between Intrust Bank, N.A. and Renters
               Choice, Inc.

10.20      -   Second Amendment to Amended and Restated Loan Agreement dated
               April 30, 1996 by and between Intrust, N.A. and Renters Choice,
               Inc.

10.21(29)* -   Employment Agreement dated September 11, 1995 by and between
               Renters Choice, Inc. and David D. Real

10.22(30)  -   Portfolio Acquisition Agreement dated May 15, 1996, by and among
               Renters Choice, Inc., ColorTyme Financial Services, Inc., and
               STI Credit Corporation.

11.1       -   Computation of Earnings per share

27         -   Financial Data Schedule

- ----------------

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

(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996.

(7) Incorporated herein by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 1994.

(8) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(9) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(10) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (File No. 33-98800)

(11) Incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(12) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

                                       19

(13) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(14) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(15) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(16) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(19) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(20) Incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(21) Incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(22) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(23) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(24) Incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(25) Incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(26) Incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(27) Incorporated herein by reference to Exhibit 10.24 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(28) Incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(29) Incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(30) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996.