Form 10-Q
period 1996-09-30
RENTERS CHOICE INC
filed 1996-11-12
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                        Commission File Number 0-25370

                              RENTERS CHOICE, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                       48-1024367
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                          13800 Montfort, Suite 300
                             Dallas, Texas 75240
                                (972) 701-0489
                 (Address, including zip code, and telephone
                 number, including area code, of registrant's
                         principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1996:


            CLASS                                            OUTSTANDING
Common stock, $.01 par value per share                       24,823,835

                     RENTERS CHOICE, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                     PAGE NO.

         ITEM 1.  Consolidated Financial Statements

         Balance Sheets as of September 30, 1996 and December 31, 1995  1

         Statements of Earnings for the nine months ended
                  September 30, 1996 and 1995                           2

         Statements of Earnings for the three months ended
                  September 30, 1996 and 1995                           3

         Statements of Cash Flows for the nine months ended
                  September 30, 1996 and 1995                           4

         Notes to Financial Statements                                  5

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                             8

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                    12

         ITEM 6.  Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                             17

         Exhibit 3.2                                                   21
         Exhibit 10.1                                                  23
         Exhibit 11.1                                                  29
         Exhibit 27                                                    30

                     RENTERS CHOICE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                                          September 30, 1996  December 31, 1995
                                                                                              -------------     -------------
                                                                                                 Unaudited
ASSETS
   Cash and cash equivalents .......................................................          $   9,679,027     $  35,321,338
   Rental merchandise, net
     On rent .......................................................................             59,997,718        49,700,354
     Held for rent .................................................................             16,819,203        14,539,645
   Accounts receivable, net ........................................................              2,105,304              --
   Income taxes receivable .........................................................                216,346         1,440,223
   Prepaid expenses and other assets ...............................................              1,742,244         2,391,220
   Property assets, net ............................................................             11,175,872         7,375,667
   Deferred income taxes ...........................................................             10,626,581         6,976,576
   Intangible assets, net ..........................................................             33,088,143        29,549,275
                                                                                              -------------     -------------
                                                                                              $ 145,450,438     $ 147,294,298
LIABILITIES
   Accounts payable - trade ........................................................          $   6,546,706     $   3,288,069
   Accrued liabilities .............................................................              6,027,019         4,213,624
   Income taxes payable ............................................................              3,390,225              --
   Taxes other than income .........................................................              2,296,896         2,458,984
   Deferred income taxes ...........................................................                350,000              --
   Other debt ......................................................................              6,273,822        40,849,605
   Reserve for loans sold with recourse ............................................              1,016,605              --
                                                                                              -------------     -------------
                                                                                                 25,901,273        50,810,282

COMMITMENTS AND CONTINGENCIES ......................................................                   --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
     none issued ...................................................................                    --                --
   Common stock, $.01 par value; 50,000,000 shares authorized;
     24,819,395 and 24,378,108 shares issued and
     outstanding in 1996 and 1995, respectively ....................................                248,193           243,781
   Additional paid-in capital ......................................................             98,039,912        87,919,305
   Unamortized value of stock award ................................................               (672,890)         (897,890)
   Retained earnings ...............................................................             21,933,950         9,218,820
                                                                                              -------------     -------------
                                                                                                119,549,165        96,484,016

                                                                                              $ 145,450,438     $ 147,294,298

       The accompanying notes are an integral part of these statements.

                     RENTERS CHOICE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     1996              1995
                                                -------------      -----------
                                                          Unaudited

STORE REVENUE
   Rentals and fees .........................   $ 142,357,856      $82,529,529
   Merchandise sales ........................       8,030,325        3,651,453
   Other
                                                      533,924          450,459
FRANCHISE REVENUE
   Franchise merchandise sales ..............      14,027,289             --
   Royalty income and fees ..................       1,833,148             --
                                                -------------      -----------

         TOTAL REVENUE ......................     166,782,542       86,631,441

OPERATING EXPENSES
   Direct store expenses
     Depreciation of rental merchandise .....      31,024,771       19,099,556
     Cost of merchandise sold ...............       6,266,708        2,572,274
     Salaries and other expenses ............      83,753,192       44,389,993
   Franchise operation expenses
     Cost of franchise merchandise sales ....      13,376,058            --
                                                  -----------       -----------
                                                  134,420,729       66,061,823

   General and administrative expenses ......       6,957,136        4,243,874
   Amortization of intangibles ..............       3,546,037        2,109,382
                                                -------------      -----------

         TOTAL OPERATING EXPENSES ...........     144,923,902       72,415,079
                                                -------------      -----------

         OPERATING PROFIT ...................      21,858,640       14,216,362

INTEREST EXPENSE(INCOME), NET ...............         (82,717)         944,490
                                                -------------      -----------

         EARNINGS BEFORE INCOME TAXES .......      21,941,357       13,271,872

INCOME TAX EXPENSE ..........................       9,226,227        5,736,268
                                                -------------      -----------

         NET EARNINGS .......................   $  12,715,130      $ 7,535,604
                                                =============      ===========

Weighted average shares outstanding .........      25,048,765       19,907,787
                                                =============      ===========

         EARNINGS PER SHARE .................   $        0.51      $      0.38
                                                =============      ===========

       The accompanying notes are an integral part of these statements.

                     RENTERS CHOICE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                     1996          1995
                                                ------------      -----------
                                                         Unaudited
STORE REVENUE
   Rentals and fees ........................    $ 48,929,122      $35,096,938
   Merchandise sales .......................       2,266,387        1,380,293
   Other ...................................         172,317
                                                                      182,067
FRANCHISE REVENUE
   Franchise merchandise sales .............       7,528,885             --
   Royalty income and fees .................       1,127,869             --
                                                ------------      -----------
         TOTAL REVENUE .....................      60,024,580       36,659,298

OPERATING EXPENSES
   Direct store expenses
     Depreciation of rental merchandise ....      10,462,160        8,100,795
     Cost of merchandise sold ..............       1,882,824        1,101,321
     Salaries and other expenses ...........      29,057,753       19,648,195
   Franchise operation expenses
     Cost of franchise merchandise sales ...       7,174,113             --
                                                  ----------       ----------
                                                  48,576,850       28,850,311

   General and administrative expenses .....       2,232,054        1,594,759
   Amortization of intangibles .............       1,258,937          785,357
                                                ------------      -----------

         TOTAL OPERATING EXPENSES ..........      52,067,841       31,230,427
                                                ------------      -----------
         OPERATING PROFIT ..................       7,956,739        5,428,871

INTEREST (INCOME) EXPENSE, NET .............        (105,531)         497,069
                                                ------------      -----------
         EARNINGS BEFORE INCOME TAXES ......       8,062,270        4,931,802

INCOME TAX EXPENSE .........................       3,333,025        2,010,348
                                                ------------      -----------
         NET EARNINGS ......................    $  4,729,245      $ 2,921,454
                                                ============      ===========

Weighted average shares outstanding ........      25,203,721       21,039,187
                                                ============      ===========

         EARNINGS PER SHARE ................    $       0.19      $      0.14
                                                ============      ===========

       The accompanying notes are an integral part of these statements.

                     RENTERS CHOICE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                   1996                    1995
                                                                                               ------------            ------------
                                                                                                             Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ....................................................................           $ 12,715,130            $  7,535,604
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation of rental merchandise ..........................................             31,024,771              19,099,556
       Depreciation of property assets .............................................              2,548,495               1,178,323
       Amortization of intangibles .................................................              3,546,037               2,109,382
       Other .......................................................................                225,000                (123,052)
     Changes in operating assets and liabilities
       Rental merchandise ..........................................................            (41,157,165)            (22,996,982)
       Accounts receivable .........................................................                312,810
       Income taxes receivable .....................................................              2,194,487                    --
       Prepaid expenses and other assets ...........................................              1,056,243                (422,607)
       Accounts payable - trade ....................................................                243,539                 169,371
       Accrued liabilities .........................................................             (1,344,196)                151,777
       Income taxes payable ........................................................              2,465,701                (122,057)
       Taxes other than income .....................................................               (162,088)                617,781
       Reserve for loans held with recourse ........................................               (123,614)                   --
                                                                                               ------------            ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES .................................             13,545,150               7,197,096

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property assets .....................................................             (5,897,975)             (2,466,463)
   Proceeds from sale of property assets ...........................................                216,058                 377,155
   Acquisitions of businesses, net of cash acquired
     of $2,132,930 in 1996 .........................................................             (7,935,643)            (21,351,873)
                                                                                                 -----------            ------------
         NET CASH USED IN INVESTING ACTIVITIES .....................................            (13,617,560)            (23,441,181)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from public offerings ..................................................                   --                23,396,209
   Proceeds from exercise of options ...............................................                590,937                  10,000
   Distributions to stockholders ...................................................                   --                (1,493,340)
   Proceeds from debt ..............................................................                531,844              20,259,780
   Repayments of debt ..............................................................            (48,030,976)            (21,024,743)
   Repayments of note to stockholder ...............................................                   --                (6,250,000)
   Repayment of notes receivable ...................................................             21,338,294                    --
                                                                                               ------------            ------------

         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .......................            (25,569,901)             14,897,906
                                                                                                ------------             ----------
         NET DECREASE IN CASH AND CASH
               EQUIVALENTS .........................................................            (25,642,311)             (1,346,179)

Cash and cash equivalents at beginning of period ...................................             35,321,338               1,441,001
                                                                                               ------------            ------------

Cash and cash equivalents at end of period .........................................           $  9,679,027            $     94,822
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

2. On May 15, 1996 the Company acquired all the outstanding common stock of ColorTyme, Inc. ("ColorTyme") pursuant to a merger (the "Merger") of a wholly owned subsidiary of the Company with ColorTyme. The total Merger consideration consisted of cash of $4,665,751 paid to shareholders and 343,175 shares of the Company's common stock, valued at $19.04 per share. The acquisition was accounted for as a purchase, and accordingly, the operating results of ColorTyme have been included in the operating results of the Company since May 1, 1996. Goodwill is amortized over twenty years, and identifiable intangible assets are amortized over periods from eighteen months to ten years. The assets purchased, liabilities assumed and equity consideration were recorded by the Company as follows:

        ASSETS ACQUIRED
          Rental merchandise                      $        748,717
             Accounts receivable                        23,756,408
             Income taxes receivable                       970,610
             Deferred income taxes                       3,650,000
             Prepaid expenses and other assets             375,128
             Intangible assets                           3,654,341
             Property assets                               446,784
                                                  ----------------
                                                  $     33,601,988
                                                  ================
          LIABILITIES ASSUMED
             Accounts payable - trade             $      3,015,098
             Accrued liabilities                         3,157,591
             Income taxes payable                          924,524
             Deferred income taxes                         350,000
             Other debt                                 12,688,583
             Reserve for loans sold with recourse        1,140,219
                                                  ----------------
                                                        21,276,015

          EQUITY CONSIDERATION
             Common stock                                    3,462
             Additional paid-in capital                  9,530,620
                                                         9,534,082
                                                      ------------
                                                   $    30,810,097
                                                  ================

                     RENTERS CHOICE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.  Continued.
          CASH PURCHASE PRICE                     $      2,791,891
                                                  ================

    Immediately following the purchase of ColorTyme by the Company, ColorTyme sold its franchise loan portfolio (with certain recourse provisions) to a third party for an aggregate purchase price of approximately $21.7 million . At September 30, 1996, ColorTyme's provision for future possible losses related to the sale of the loan portfolio is $1,016,605. ColorTyme simultaneously paid off related notes payable owed to Chrysler First Commercial Corporation for $13.2 million. No gain or loss was recognized on the sale.

    The following summary, prepared on a pro forma basis, combines the results of operations as if ColorTyme, Crown Leasing Corporation and certain of its affiliates, and Pro Rental, Inc. had been acquired as of the beginning of each of the nine month and three month periods ending September 30, 1996 and 1995, after including the impact of purchase accounting adjustments and the additional shares issued as consideration.

                             NINE MONTHS ENDED           THREE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                       ---------------------------   -------------------------
                            1996          1995           1996          1995
                       ------------   ------------   -----------   -----------

Revenue .............. $180,976,695   $163,790,900   $60,024,580   $55,571,704
Net earnings ......... $ 13,074,725   $  6,279,032   $ 4,729,245   $ 2,126,458
Earnings per common
  share .............. $       0.52   $       0.31   $      0.19   $      0.10

    The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

    The Company acquired the assets of an additional seventeen stores in eight transactions during the nine months ended September 30, 1996 for approximately $5.1 million. The transactions were accounted for using the purchase method of accounting.

    The assets acquired were recorded by the Company as follows:

          ASSETS ACQUIRED
             Rental merchandise                 $        1,695,811
             Prepaid expenses and other assets               9,277
             Intangible assets                           3,453,429
             Property assets                               220,000
                                                 -----------------
                                                         5,378,517

             Other Debt                                    234,765

          CASH PURCHASE PRICE                     $      5,143,752
                                                  ================

                     RENTERS CHOICE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. The Company has a credit agreement with its current lender for $40 million. This agreement consists of a $10 million revolving credit facility and a $30 million term loan facility. Borrowings under the term loan facility bear interest at a rate equal to the National prime rate as published in the WALL STREET JOURNAL (8-1/4% per annum at September 30, 1996) and borrowings under the revolving credit facility bear interest at such designated prime rate, in each case as adjusted monthly. All borrowings are secured by a lien on substantially all of the Company's assets. Borrowings under the revolving credit facility are due on April 30, 1997. Any term loan borrowings will be funded in individual notes amortized over five-year periods payable in equal monthly installments (including interest). The commitment on the term facility expires April 30, 1997, and bears no commitment fee. The credit agreement includes certain cash flow and net worth requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets out of the ordinary course of business or engage in merger transactions. At September 30, 1996, there were no outstanding borrowings under either of these facilities.

    On September 30, 1996, the Company executed a commitment letter with a syndicate of banks led by Comerica Bank to provide financing in the aggregate principal amount of $90 million. The commitment is subject to certain terms and conditions set forth in the letter. The terms and conditions of the financing are being negotiated, and the agreement is expected to be executed before year-end.

                     RENTERS CHOICE, INC. AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding the ability to acquire additional rent-to-own stores on favorable terms, to enhance their performance and to integrate the acquired stores into the Company's operations.

      In April 1995, the Company acquired 72 stores located in 18 states from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition") and two other stores in a separate transaction. In August 1995, the Company acquired 135 stores located in 10 states by purchasing the issued and outstanding stock of Pro Rental, Inc., the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition" and, together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all the issued and outstanding stock of ColorTyme, Inc. ("ColorTyme"), a franchisor of 313 rent-to-own stores, pursuant to the Merger. Prior to the Merger, ColorTyme operated six company owned stores, all of which were purchased by the Company subsequent to the Merger. The Company acquired an additional seventeen stores in seven separate transactions in the first half of 1996 (together with the ColorTyme Acquisition, the "1996 Acquisitions") and fifty stores in seven separate transactions through November 7, 1996. The 1995 and 1996 Acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores and franchisor have been included in the operating results of the Company since the respective dates of acquisition. Primarily as a result of the impact of the 1995 and 1996 Acquisitions on the results of operations, comparisons of the operating results for the three month and nine month periods ended September 30, 1996 and 1995 may not be meaningful or indicative of future results.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Total revenue increased by $80.2 million, or 92.6%, to $166.8 million for 1996 from $86.6 million for 1995. The increase in total revenue was primarily attributable to the inclusion of the 209 stores purchased in 1995, and the 1996 Acquisitions. Total revenue exclusive of the 1995 and the 1996 Acquisitions increased by $5.2 million, or 7.9% to $71.4 million for 1996 from $66.2 million in 1995. This improvement was primarily attributable to an increase in revenue earned per item on rent.

      Depreciation of rental merchandise increased by $11.9 million, or 62.3%, to $31.0 million for 1996 from $19.1 million for 1995. Depreciation of rental merchandise expressed as a percent of rental revenue decreased from 23.1% in 1995 to 21.8% in 1996. The decrease was primarily attributable to higher rental rates on rental merchandise.

      Salaries and other expenses expressed as a percentage of total store revenue increased to 55.5% for 1996 from 51.2% for 1995. This increase is attributable to increase in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. Additionally, the Company increased its advertising efforts during the first nine months of 1996 in the markets related to the 1995 and 1996 Acquisitions. Occupancy costs also increased as a percent of total revenue primarily because of the relocation of certain stores acquired in the 1995 acquisitions to stores that are larger in square footage. Revenues from these larger stores increase gradually while the additional occupancy costs are incurred immediately. The average relocated store is approximately 4,000 square feet. General and administrative expenses expressed as a percent of total revenue decreased to 4.2% for 1996 from 4.9% for 1995. The decrease is primarily attributable to increased economies of scale resulting from the 1995 and 1996 Acquisitions.

                     RENTERS CHOICE, INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - Continued

      Operating profit increased by $7.7 million, or 54.2%, to $21.9 million for 1996 from $14.2 million for 1995. This improvement was primarily attributable to an increase in revenue earned per item on rent, in stores acquired in the 1995 and 1996 Acquisitions. Net earnings increased by $5.2 million, or 69.3%, to $12.7 million in 1996 from $7.5 million in 1995. The improvement was a result of the increase in operating profit described above.

COMPARISON OF THREE MONTHS SEPTEMBER 30, 1996 AND 1995

      Total revenue increased by $23.3 million, or 63.5%, to $60.0 million for 1996 from $36.7 million for 1995. The increase in total revenue was primarily attributable to the inclusion of the 209 stores purchased in 1995, and the 1996 Acquisitions. Total revenue exclusive of the Magic Acquisition, and the 1996 Acquisitions increased by $2.3 million or 7.4% to $33.5 million for 1996 from $31.2 million in 1995. Same store revenue for the quarter ended September 30, 1996 increased $1,763,000 or 5.7%, over the comparable quarter. Notwithstanding same store revenue growth for the quarter ended September 30, 1996, the Company's existing operations were adversely affected by inclement weather due to tropical storms in September on both the East Coast and in Puerto Rico. Additionally, during 1996 the Company relocated managers and regional managers from stores acquired prior to 1995 to stores acquired in 1995. As a result, same store revenue during the quarter ended September 30, 1996 for stores acquired prior to 1995 increased 1%, while same store revenue for the April 1995 (72 store) acquisition increased 18%.

      Depreciation of rental merchandise increased by $2.4 million, or 29.6%, to $10.5 million for 1996 from $8.1 million for 1995. Depreciation of rental merchandise expressed as a percent of rental revenue decreased to 21.4% in 1996 from 23.1% in 1995. The decrease was primarily attributable to higher rental rates on rental merchandise.

      Salaries and other expenses expressed as a percentage of total store revenue increased to 56.6% for 1996 from 53.6% for the comparative 1995 quarter. This increase is attributable to increase in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. Additionally, the Company increased its advertising efforts during the quarter ended September 30, 1996 in the markets related to the 1995 and 1996 Acquisitions. Occupancy costs also increased as a percent of total revenue primarily because of the relocation of certain stores acquired in the 1995 acquisitions to stores that are larger in square footage. Revenues from these larger stores increase gradually while the additional costs are incurred immediately. The average relocated store is approximately 4,000 square feet. General and administrative expenses expressed as a percent of total revenue decreased to 3.7% for 1996 from 4.4% for 1995. The decrease is primarily attributable to increased economies of scale resulting from the 1995 and 1996 Acquisitions.

      Operating profit increased by $2.6 million, or 48.1%, to $8.0 million for 1996 from $5.4 million for 1995. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1995 Acquisitions.

      Net earnings increased by $1.8 million, or 62.0%, to $4.7 million in 1996 from $2.9 million in 1995. The improvement was a result of the increase in operating profit described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold or charged-off or is no longer suitable for rent. During the year ended December 31, 1995, the Company

                     RENTERS CHOICE, INC. AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - Continued

acquired 209 stores for an aggregate purchase price of $59 million, of which $21.7 million was paid in cash. During the nine months ended September 30, 1996, the Company acquired an additional seventeen stores and ColorTyme for a net cash purchase price of $7.9 million. The Company purchased $50.2 million and $24.7 million of rental merchandise during the nine month periods ended September 30, 1996 and 1995, respectively.

      For the nine months ended September 30, 1996, cash provided by operating activities increased by $6.3 million to $13.5 million in 1996 from $7.2 million in 1995, primarily due to increased earnings, timing of the payment of various operating expenses offset by increased rental merchandise purchases. Cash used in investing activities decreased by $9.8 million to $13.6 million in 1996 from $23.4 in 1995, primarily relating to the 1995 Acquisitions. Cash used in financing activities was $25.6 million for the nine months ended September 30, 1996, which relates primarily to repayment of debt to the Magic selling shareholders which was paid in full on January 2, 1996, offset by the net proceeds of the sale of the ColorTyme franchise loan portfolio. Cash provided by financing activities was $14.9 million for the nine months ended September 30, 1995, which relates primarily to the proceeds from the initial public offering in January 1995 offset by repayment of the note to a stockholder.

      The Company increased its credit agreement with its current lender from $25 million to $40 million in the first quarter of 1996. This agreement consists of a $10 million revolving credit facility and a $30 million term loan facility. Borrowings under the term loan facility bear interest at a rate equal to the National prime rate as published in the WALL STREET JOURNAL (8 1/4% per annum at September 30, 1996) and borrowings under the revolving credit facility bear interest at such designated prime rate, in each case as adjusted monthly. All borrowings are secured by a lien on substantially all of the Company's assets. Borrowings under the revolving credit facility are due on April 30, 1997. Any term loan borrowings will be funded in individual notes amortized over five-year periods payable in equal monthly installments (including interest). The commitment on the term facility expires April 30, 1997, and bears no commitment fee. The credit agreement includes certain cash flow and net worth requirements, as well as covenants which limit the ability of the Company to incur additional indebtedness, grant liens, transfer assets out of the ordinary course of business or engage in merger transactions. On September 30, 1996, there were no outstanding borrowings under either of these facilities.

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

      In connection with the Crown Acquisition, monthly payments of $16,667 were due under a consulting agreement through October 1996, and in connection with the Magic Acquisition, monthly payments in the aggregate amount of $32,500 are due under certain noncompetition agreements through August 2000.

      The Company intends to increase the number of stores it operates through acquisitions and new store openings. In particular, the Company's goal is to increase the number of stores it operates by approximately 50-60 stores in each of the next few years. The Company currently expects to open six to ten new stores during the last quarter of 1996. The Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75% to 80% of the investment. The
                                       10

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

IN RE:  DEF INVESTMENTS, INC.

      On September 5, 1995, a complaint (the "Complaint") was filed in the United States Bankruptcy Court for the District of Minnesota (the "Bankruptcy Court") against Mr. and Mrs. Robert A. Hardesty (the "Hardestys") and the Company, among others (collectively, the "Defendants"). The complaint was filed by the trustee (the "Trustee") for DEF Investments, Inc. ("DEF"), in an involuntary chapter 7 bankruptcy case against DEF (the "DEF Bankruptcy Case") commenced on April 20, 1995 by the plaintiffs in a pending class action suit against DEF and other companies including, at this point, the Company (the "Miller lawsuit").

      The Complaint seeks (i) to avoid the transfer of certain assets purchased in 1993 by a predecessor of the Company from DEF and certain of its subsidiaries and to obtain an order that such assets be turned over to the Trustee, (ii) to nullify the Hardestys' consulting and noncompetition agreements, pursuant to the terms of which the Company paid $2.0 million to the Hardestys on the closing date of the 1993 acquisition, has paid them an additional $900,000 since the closing date and is obligated to pay them approximately $5.3 million in varying amounts through April 1, 2001, (iii) to require the Company to make all future payments under the consulting and noncompetition agreements to the Trustee for the benefit of the DEF bankruptcy estate, and (iv) to set aside all payments already made by the Company to the Hardestys under the consulting and noncompetition agreements, and to grant judgment against the Hardestys for the amount of all such payments.

      On March 8, 1996, the Company reached an agreement with the Trustee and the Hardestys to settle the bankruptcy lawsuit (the "Bankruptcy Settlement"). The terms of the Bankruptcy Settlement provide that the Company will be released from the fraudulent transfer claim and the future obligation to pay $5.3 million under the consulting and noncompetition agreements with the Hardestys in exchange for a cash payment of $4.75 million to the Trustee. The Bankruptcy Settlement, which, as of November 7, 1996, has not yet been reduced to writing and is subject to approval by the Bankruptcy Court after notice and hearing, contemplates the nonrefundable payment by the Company of $50,000 upon execution of the written settlement agreement in exchange for the Trustee's dismissal of the Complaint against the Company without prejudice. As to the balance of the settlement amount, $300,000 is attributable to the Trustee's claims against the Company based upon payments already made to the Hardestys, and $4.4 million is attributable to future obligations under the noncompetition and consulting agreements.

      As a part of the overall Bankruptcy Settlement, the Company will receive a full release from the fraudulent transfer claim by the Trustee on behalf of DEF, all of its subsidiaries which have filed Chapter 7 bankruptcy cases and their respective creditors. The Bankruptcy Settlement is also conditioned on the Bankruptcy Court issuing protective orders enjoining the Hardestys from making any claims against the Company or J. E. Talley and certain of their affiliates under the noncompetition and consulting agreements.

      The Miller lawsuit will not be dismissed entirely under the Bankruptcy Settlement. While the claims against the Hardestys will be dismissed, the claims against the Company will not be. Nevertheless, the plaintiffs agreed to first pursue collection of any judgment obtained against the Company through enforcement of the indemnity agreement between the Company and Transamerica Commercial Finance Corporation, Inc. ("Transamerica"). The plaintiff class further agreed that it cannot collect or enforce any judgment obtained against the Company in the Miller lawsuit until it has exhausted collection through the indemnity agreement. In September 1996, Transamerica and the plaintiff class reached an agreement to settle all claims against the Company in the Miller lawsuit. The terms of the settlement between the plaintiff and Transamerica are subject to approval of the Bankruptcy Court and the state court after notice and hearing.

                          PART II. OTHER INFORMATION
               RENTERS CHOICE, INC. AND SUBSIDIARY - Continued


Finally, the Bankruptcy Settlement calls for the plaintiff class to release and covenant not to assert any claims it may have against the Company except those contained in its current pleading in the Miller lawsuit.

      Management believes that the execution of the Bankruptcy Settlement, in the form in which it is currently proposed, will not have a material adverse effect on the Company's results of operations. Management cannot predict when the Bankruptcy Settlement will be executed and approved by the Bankruptcy Court, and there can be no assurance that the Bankruptcy Settlement will be entered into at all. If the Bankruptcy Settlement is not executed, the Trustee would be able to proceed against the Company in the fraudulent transfer claim.

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

      In light of the Merger and the Company's later purchase of the assets of four Milwaukee ColorTyme stores, the plaintiffs were granted leave to add the Company as a defendant along with additional related substantive claims. Currently, the parties have filed cross motions in an attempt to define the class. In those motions, it has become clear that the plaintiffs have included the Company as a defendant in this lawsuit to the extent that the Company assumed the obligations of certain existing ColorTyme contracts through the asset purchase regarding the Milwaukee stores. Nevertheless, there is still a possibility that the plaintiffs may attempt to pursue the Company solely due to its parent subsidiary relationship with ColorTyme.

      The Company and ColorTyme have recently moved to dismiss the non-Wisconsin Act claims in the lawsuit. Discovery continues and no trial date has been set.

      Although management cannot predict the outcome of the case, management does not expect the ultimate resolution of the case to have a material adverse effect on the Company's consolidated results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

      Current Report on Form 8-K dated May 15, 1996, filed May 30, 1996. Current Report on Form 8-K/A dated May 15, 1996, filed July 26, 1996. Current Report on Form 8-K/A dated May 15, 1996, filed October 2, 1996.

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

       2.5(5)     -    Agreement  and  Plan of  Merger  by and  among  Renters
                       Choice,  Inc., Pro Rental,  Inc.,  MRTO Holdings,  Inc.
                       and Pro Rental II, Inc.

       2.6(6)     -    Agreement  and  Plan of  Reorganization  dated  May 15,
                       1996, among Renters Choice, Inc., ColorTyme, Inc., and CT Acquisition Corporation.

       3.1(7)     -    Amended and Restated  Certificate of  Incorporation  of
                       the Company

       3.2        -    Certificate  of  Amendment  to the Amended and Restated
                       Certificate of Incorporation of the Company

       3.3(8)     -    Amended and Restated Bylaws of the Company

       4.1(9)     -    Form of Certificate evidencing Common Stock

        10.1*     -    Amended  and  Restated   1994  Renters   Choice,   Inc.
                       Long-Term Incentive Plan

      10.2(10)    -    Amended and Restated Loan  Agreement  dated as of April
                       13,  1995  between   INTRUST  Bank,  N.A.  and  Renters
                       Choice, Inc.

      10.3(11)    -    Consulting  Agreement  dated  April  1,  1993,  by  and
                       between  Bob A.  Hardesty  and Brenda K.  Hardesty  and
                       Renters Choice, L.P.

      10.4(12)    -    Non-Competition  Agreement  dated April 1, 1993, by and
                       between  Bob A.  Hardesty  and Brenda K.  Hardesty  and
                       Renters Choice, L.P.

      10.5(13)    -    Noncompetition  Agreement  dated as of April  20,  1995
                       between Renters Choice, Inc. and Patrick S. White

      10.6(14)    -    Consulting   Agreement  dated  as  of  April  20,  1995
                       between Renters Choice, Inc. and Jeffrey W. Smith

      10.7(15)    -    Noncompetition  Agreement  dated as of August 27,  1995
                       between Renters Choice,

                       Inc. and Starla J. Flake

      10.8(16)    -    Noncompetition  Agreement  dated as of August 27,  1995
                       between Renters Choice, Inc. and Bruce S. Johnson

      10.9(17)    -    Noncompetition  Agreement  dated as of August 27,  1995
                       between Renters Choice, Inc. and Rance D. Richter

      10.10(18)   -    Option  Agreement  dated  August 27,  1995  between the
                       Company and Terry N. Worrell

      10.11(19)   -    Option  Agreement  dated  August  27,  1995  among  the
                       Company,  Worrell  Investors,  Inc.,  The  Christy  Ann
                       Worrell Trust and The Michael Neal Worrell Trust

      10.12(20)   -    First Amendment to Amended and Restated Loan Agreement
                       dated October 1995 by and between Intrust Bank, N.A.
                       and Renters Choice, Inc.

      10.13(21)  -     Second   Amendment   to  Amended  and   Restated   Loan
                       Agreement dated April 30, 1996 by and between  Intrust,
                       N.A. and Renters Choice, Inc.

      10.14(22)* -     Employment  Agreement  dated  September 11, 1995 by and
                       between Renters Choice, Inc. and David D. Real

      10.15(23)  -     Portfolio  Acquisition Agreement dated May 15, 1996, by
                       and among Renters  Choice,  Inc.,  ColorTyme  Financial
                       Services, Inc., and STI Credit Corporation.

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

(9) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(10) Incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(11) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(12) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(13) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(14) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(15) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(16) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(19) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(20) Incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(21) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(22) Incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(23) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                          RENTERS CHOICE, INC. AND SUBSIDIARY



                                          By: /s/ DAVID D. REAL
                                                  -------------
                                                  David D. Real
                                                  SENIOR VICE PRESIDENT-FINANCE
                                                  AND CHIEF FINANCIAL OFFICER
Date:  November 8, 1996

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

       2.5(5)     -    Agreement  and  Plan of  Merger  by and  among  Renters
                       Choice,  Inc., Pro Rental,  Inc.,  MRTO Holdings,  Inc.
                       and Pro Rental II, Inc.

       2.6(6)    -     Agreement  and  Plan of  Reorganization  dated  May 15,
                       1996, among Renters Choice, Inc., ColorTyme,  Inc., and
                       CT Acquisition Corporation.

       3.1(7)     -    Amended and Restated  Certificate of  Incorporation  of
                       the Company

         3.2      -    Certificate  of  Amendment  to the Amended and Restated
                       Certificate of Incorporation of the Company

       3.3(8)     -    Amended and Restated Bylaws of the Company

       4.1(9)     -    Form of Certificate evidencing Common Stock

        10.1*     -    Amended  and  Restated   1994  Renters   Choice,   Inc.
                       Long-Term Incentive Plan

      10.2(10)    -    Amended and Restated Loan  Agreement  dated as of April
                       13,  1995  between   INTRUST  Bank,  N.A.  and  Renters
                       Choice, Inc.

      10.3(11)    -    Consulting  Agreement  dated  April  1,  1993,  by  and
                       between  Bob A.  Hardesty  and Brenda K.  Hardesty  and
                       Renters Choice, L.P.

      10.4(12)    -    Non-Competition  Agreement  dated April 1, 1993, by and
                       between  Bob A.  Hardesty  and Brenda K.  Hardesty  and
                       Renters Choice, L.P.

      10.5(13)    -    Noncompetition  Agreement  dated as of April  20,  1995
                       between Renters Choice, Inc. and Patrick S. White

      10.6(14)    -    Consulting   Agreement  dated  as  of  April  20,  1995
                       between Renters Choice, Inc. and Jeffrey W. Smith

      10.7(15)    -    Noncompetition  Agreement  dated as of August 27,  1995
                       between Renters Choice, Inc. and Starla J. Flake

      10.8(16)    -    Noncompetition  Agreement  dated as of August 27,  1995
                       between Renters Choice, Inc. and Bruce S. Johnson

      10.9(17)    -    Noncompetition  Agreement  dated as of August 27,  1995
                       between Renters Choice, Inc. and Rance D. Richter

      10.10(18)   -    Option  Agreement  dated  August 27,  1995  between the
                       Company and Terry N. Worrell

      10.11(19)   -    Option  Agreement  dated  August  27,  1995  among  the
                       Company,  Worrell  Investors,

                       Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

      10.12(20)   -    First Amendment to Amended and Restated Loan Agreement
                       dated October 1995 by and between Intrust Bank, N.A.
                       and Renters Choice, Inc.

      10.13(21)   -    Second   Amendment   to  amended  and   Restated   Loan
                       Agreement dated April 30, 1996 by and between  Intrust,
                       N.A. and Renters Choice, Inc.

     10.14(22)*   -    Employment  Agreement  dated  September 11, 1995 by and
                       between Renters Choice, Inc. and David D. Real

     10.15(23)    -    Portfolio  Acquisition Agreement dated May 15, 1996, by
                       and among Renters  Choice,  Inc.,  ColorTyme  Financial
                       Services, Inc., and STI Credit Corporation

        11.1      -    Computation of Earnings per share


         27       -    Financial Data Schedule


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

(9) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(10) Incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(11) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(12) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(13) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(14) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(15) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(16) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(19) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(20) Incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(21) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(22) Incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(23) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996.