Form 10-K
period 1996-12-31
RENTERS CHOICE INC
filed 1997-03-26
CIK 933036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-25370
                                ----------------

                              RENTERS CHOICE, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                       48-1024367
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                         13800 MONTFORT DRIVE, SUITE 300
                               DALLAS, TEXAS 75240
                                 (972) 701-0489
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED

COMMON STOCK, PAR VALUE $.01 PER SHARE         NASDAQ NATIONAL MARKET SYSTEM

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

AGGREGATE MARKET VALUE OF THE 14,889,172
 SHARES OF COMMON STOCK HELD BY NON-AFFILIATES
 OF THE REGISTRANT AT THE CLOSING SALES PRICE
 ON MARCH 24, 1997..................................       $204,726,115

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
 AS OF THE CLOSE OF BUSINESS ON
 MARCH 24, 1997:....................................         24,792,685

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the definitive proxy statement relating to the 1997 Annual Meeting of Stockholders of Renters Choice, Inc., are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

PART I......................................................................  1
Item 1.  BUSINESS...........................................................  1
Item 2.  PROPERTIES.........................................................  9
Item 3.  LEGAL PROCEEDINGS..................................................  9
Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS................................................ 11

PART II..................................................................... 12
Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS............................. 12
Item 6.  SELECTED FINANCIAL DATA............................................ 13
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................... 14
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 20
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE............................. 20

PART III.................................................................... 21
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT........................................................ 21
Item 11.  EXECUTIVE COMPENSATION............................................ 21
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT............................................. 21
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 21

PART IV..................................................................... 21
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K............................................... 21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Renters Choice, Inc., a Delaware corporation (the "Company"), currently operates 450 rent-to-own stores providing high quality durable goods in 33 states and in Puerto Rico. The Company's wholly-owned subsidiary, ColorTyme, Inc. ("ColorTyme"), is a national franchisor of 251 rent-to-own stores in 37 states, all of which operate under the "ColorTyme" name. The Company's and the ColorTyme franchisees' stores offer home electronics, appliances, furniture and accessories under flexible rental purchase arrangements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company's and the ColorTyme franchisees' rental purchase arrangements are designed to appeal to a wide variety of consumers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or a lack of access to credit or because they have a temporary, short-term need or a desire to rent rather than to purchase the merchandise.

        The Company's principal executive offices are located at 13800 Montfort, Suite 300, Dallas, Texas 75240.

        ACQUISITION HISTORY

        The Company was incorporated in 1986. In 1989, J. Ernest Talley, the Company's Chairman of the Board and Chief Executive Officer, acquired a controlling interest in the Company and certain related entities, which then owned 22 rent-to-own stores located primarily in New Jersey and Puerto Rico. These related entities were merged into the Company under the name Vista Rent To Own, Inc. in 1990. In March 1993, the Company formed Renters Choice, L.P., for the purpose of acquiring from DEF Investments, Inc. and certain related entities 84 rent-to-own stores located in 12 states (the "1993 Acquisition"). The 1993 Acquisition was consummated in April 1993. The Company changed its name to Renters Choice, Inc. in December 1993 and in May 1994 the Company acquired all of the assets and liabilities of Renters Choice, L.P. in connection with the dissolution of that partnership. Effective as of January 1, 1995, Talley Lease To Own, Inc. ("Talley LTO"), a rent-to-own company owned primarily by Mr. Talley and his son Michael C. Talley, was merged into the Company, with the Company being the surviving corporation. In April 1995, the Company acquired (such acquisition being herein referred to as the "Crown Acquisition") 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (collectively, "Crown"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition").

        Unless the context otherwise requires, references to the Company are to Renters Choice, Inc. and its predecessors, viewed as a single entity.

        COMMON STOCK

        On February 1, 1995, the Company consummated its initial public offering of 2,587,500 shares of its common stock, par value $.01 per share (the "Common Stock"), at a price of $10 per share, for an aggregate offering price of approximately $25.9 million. The Company effected two splits of its Common Stock in 1995, including a 3-for-2 split in June and a 2-for-1 split in October. On November 1, 1995, the Company consummated a second public offering of its Common Stock pursuant to which the Company sold an additional 3,650,000 shares at a price of $16.00 per share, for an aggregate offering price of $58.4 million. Net proceeds of both offerings were used by the Company to repay indebtedness, for working capital and general corporate purposes and to fund acquisitions.

        Unless the context otherwise requires, all information contained in this Report gives effect to the 3-for-2 and 2-for-1 stock splits described above.

RECENT DEVELOPMENTS

        COLORTYME ACQUISITION

        In May 1996, the Company, ColorTyme, Inc. ("Old ColorTyme") and CT Acquisition Corporation, a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Reorganization pursuant to which Old ColorTyme was merged into CT Acquisition Corporation, with CT Acquisition Corporation being the surviving corporation (the "ColorTyme Acquisition"). Upon effectiveness of the merger, the name of CT Acquisition Corporation was changed to ColorTyme, Inc.

        The merger consideration paid by the Company consisted of cash in the amount of approximately $4.7 million, 343,175 restricted shares of the Company's Common Stock valued at $19.04 per share and 313,000 options issued to franchisees of ColorTyme, each to purchase one share of the Company's Common Stock for a price of $26.75 per share. The Company financed the cash portion of the merger consideration using cash from operations.

        Immediately following consummation of the ColorTyme Acquisition, ColorTyme Financial Services, Inc. ("CTFS"), then a wholly-owned subsidiary of ColorTyme, sold certain loans owned by CTFS to STI Credit Corporation for an aggregate purchase price of $21.7 million. Approximately $13.2 million of the net proceeds of such sale were used to repay certain indebtedness owed by CTFS.

        At the time of the closing of the ColorTyme Acquisition, ColorTyme was the franchisor of 313 rent-to-own stores in 40 states, and directly owned seven rent-to-own stores. One of the seven stores directly owned by ColorTyme was sold by ColorTyme to a third party following consummation of the ColorTyme Acquisition. The remaining six stores, four of which were located in Wisconsin and two of which were located in California, were purchased by the Company from ColorTyme for fair market value following consummation of the ColorTyme Acquisition.

        For the fiscal year ended December 31, 1995, Old ColorTyme had revenues of approximately $47.2 million. At March 31, 1996, Old ColorTyme had total assets and liabilities of approximately $29.7 million and $19.1 million, respectively.

        Management of the Company believes that the ColorTyme Acquisition enables the Company to leverage its core competencies in the rent-to-own industry and provides the Company with certain strategic benefits arising as a result of the rights of first refusal contained in the franchise agreements of the ColorTyme franchisees and otherwise.

        $90 MILLION CREDIT FACILITY

        In November 1996, the Company obtained a $90 million revolving line of credit from a syndicate of banks led by Comerica Bank, as agent. The credit facility has an initial term of three years and replaces the Company's prior $40 million line of credit. Advances under the line of credit may be used by the Company for general business purposes such as working capital, as well as for the financing of acquisitions. Borrowings under the line of credit will bear interest at the Company's choice of a bank prime rate or a LIBOR-based rate, and will be secured by liens on substantially all of the assets of the Company. The line of credit contains a subfacility for letters of credit in an aggregate amount of up to $2 million, and a $2 million swing line of credit, both of which provide the Company with increased flexibility. The amount currently outstanding under the new line of credit is $19.3 million.

        Management of the Company believes that the new credit facility provides the Company with even greater capital resources and increased flexibility to pursue the Company's goals of internal growth and growth by additional store acquisitions.

        OTHER ACQUISITIONS AND NEW STORE OPENINGS

        As the pool of available large acquisition candidates has significantly decreased in the last year, the Company in mid-1996 launched an aggressive program to purchase smaller chains of rent-to-own stores, as well as individual stores. The Company hired a Director of Acquisitions to oversee such acquisitions. As a result of this program, the Company acquired 88 stores between May 1 and December 31, 1996 (exclusive of the 6 stores purchased from ColorTyme) in 20 separate transactions, for an aggregate purchase price of $25.3 million, all of which was financed using cash from operations. The acquired stores are located in 18 states, including five states in which the Company previously had no operations. Management believes that the majority of the stores acquired during 1996 are underperforming. Average monthly revenues (including rentals and fees only) for the stores acquired during 1996 (measured immediately prior to their acquisitions) were $31,000.

        In addition, the Company opened 13 new stores in 3 states and in Puerto Rico during 1996.

        The Company has reorganized its regional manager territories to accommodate the stores acquired and opened during 1996. The Company has incorporated all acquired stores into its operating structure, and installed its computer system in all such stores to enable increased monitoring of store performance.

        Management believes that the 1996 acquisitions and new stores provide the Company with certain strategic benefits including (i) increased geographic presence, (ii) greater market share in certain states or regions, (iii) improved flexibility to realign regional store management responsibilities on a more favorable geographic basis, and (iv) increased economies of scale in both purchasing and advertising due to its larger store base. Management believes that substantial opportunity exists to improve the performance of the stores acquired during 1996, and management has implemented certain operating strategies designed to improve the efficiency and performance of such stores.

        To date during 1997, the Company has acquired 25 additional stores in seven states, including one in which the Company previously had no operations, for an aggregate purchase price of approximately $10.8 million, and has opened two additional new stores.

INDUSTRY OVERVIEW

        The Association of Progressive Rental Organizations ("APRO"), an industry trade association, estimates that at the end of 1995 the rent-to-own industry comprised approximately 7,500 stores that provided 5.5 million products to 2.9 million households. Although, according to industry sources and management estimates, the 10 largest industry participants account for 42% of the total stores, management estimates that the majority of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced and is expected to continue to experience increasing consolidation. Management believes that this consolidation of operations in the industry presents opportunities for the Company, as well as other well capitalized rent-to-own operators, to continue to acquire additional stores on favorable terms.

STRATEGY

        The Company plans to continue expanding its business activities and increasing revenue by: (i) increasing the number of stores it owns, both through strategic acquisitions and new store openings; (ii) increasing the number of items on rent at each store through effective merchandising and focused advertising; (iii) increasing the average revenue per unit rented by expanding the Company's offering of higher priced merchandise; (iv) closely monitoring each store's performance, through the use of its management information system, to ensure each store's adherence to established operating guidelines; and (v) emphasizing results-oriented compensation. The Company's business strategy is designed to capitalize on the fragmentation and potential for growth of the rent-to-own industry, which management believes should provide opportunities to grow through strategic and consolidating acquisitions and through the development of new stores.

COMPANY STORE OPERATIONS

        The number of stores operated by the Company increased during 1996 from 325 in January to 423 at December 31. The Company currently operates 450 stores in 33 states and in Puerto Rico, as illustrated by the following table:

LOCATION                     NUMBER OF STORES      LOCATION                     NUMBER OF STORES
--------                     ----------------      --------                     ----------------
Texas........................      79              Kentucky.....................      6
Florida......................      39              Wisconsin....................      6
Ohio.........................      38              Mississippi..................      5
Georgia......................      35              Virginia.....................      5
Tennessee....................      25              California...................      5
North Carolina...............      24              Pennsylvania.................      5
Alabama......................      22              Colorado.....................      4
Michigan.....................      21              South Carolina...............      4
New York.....................      20              Delaware.....................      4
New Jersey...................      17              Iowa.........................      2
Indiana......................      15              Massachusetts................      2
Puerto Rico..................      15              New Hampshire................      2
Louisiana....................      12              Oklahoma.....................      2
Illinois.....................      10              Utah.........................      2
Missouri.....................       8              Nevada.......................      1
Arizona......................       7              West Virginia................      1
Arkansas.....................       6              Maryland.....................      1

        PRODUCT SELECTION

        Each of the Company's stores offers merchandise from three basic product categories: home electronics, appliances and furniture and accessories. The Company's policy is to ensure that its stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands. The Company seeks to provide a wide variety of high quality merchandise to its customers, and emphasizes products from brand-name manufacturers. During 1996, home electronic products accounted for approximately 45.3% of the Company's store revenue, appliances for 24.1% and furniture and accessories for 30.6%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments. Many of the stores acquired in 1996 carried certain merchandise from other product categories and different manufacturers than those selected by the Company. As part of the integration process, the Company has standardized the inventory in each of these stores.

        Home electronic products offered by the Company's stores include televisions, video cassette recorders and stereos from top brand manufacturers such as Magnavox, RCA, JVC and Technics. The Company rents major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. The Company offers a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories. The Company offers furniture made by Ashley, Franklin, Lazyboy and other top brand manufacturers. Accessories include pictures, plants, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture.

        RENTAL PURCHASE AGREEMENTS

        The Company's customers generally enter into weekly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. The Company retains title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 18 to 36 months or exercises a specified early purchase option. Although the Company does not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow the Company to verify sources of income. References listed by the customer are contacted to verify the information contained in the customer's rental purchase order form. Rental payments are made in cash, by money order and, occasionally, by personal check or debit card. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee and collects loss/damage waiver fees from customers desiring such product protection in the case of theft and certain natural disasters. Such fees are standard in the industry and may be subject to government-specified limits. See "Item 1. Business-- Government Regulation."

        PRODUCT TURNOVER

        In the majority of the Company's stores, a minimum rental term of 18 months generally is required to obtain ownership of new merchandise. Management believes that fewer than 25% of the Company's customers complete the full term of the agreement as to a given item of merchandise. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and VCRs, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. In order to cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under installment purchase or credit plans.

        CUSTOMER SERVICE

        The Company offers same day or 24-hour delivery and installation of its merchandise at no additional cost to the customer. The Company provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer's residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products offered by the Company are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Certain of the services provided by the Company, such as repair services, are provided through independent contractors or under factory warranties.

        COLLECTIONS

        Store managers use the Company's computerized management information system to track cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. The Company attempts to recover the rental items by the seventh to tenth day following termination or default of a rental purchase agreement. Charge-offs due to lost or stolen merchandise, expressed as a percentage of store revenues, were approximately 2.3% in 1996, as compared to approximately 2.4% in

1995. In an effort to improve collections at the stores acquired during 1996, the Company has implemented its collection procedures in such stores, including its management incentive plans, which provide incentives to reduce the percentage of delinquent accounts.

        MANAGEMENT

        The Company's network of stores is organized geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and credit relations, deliveries and pickups, inventory management, staffing and certain marketing efforts. Each store manager reports to a regional manager who typically oversees 5 to 7 stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's 75 regional managers, in turn, report to 13 regional vice presidents, who monitor the operations of regions and, through the regional managers, individual store performance. The regional vice presidents report to the Company's senior executives. A significant portion of a regional or store manager's compensation is dependent upon store revenue and profits.

        Executive management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, employee training, personnel matters and new store site selection. Headquarters personnel also evaluate the performance of each store, including on-site reviews. The Company's business strategy emphasizes strict cost containment and operational controls.

MANAGEMENT INFORMATION SYSTEMS

        The Company uses integrated computerized management information and control systems to track each unit of merchandise in its stores and each rental purchase agreement. The Company's systems also include extensive management software and report-generating capabilities. The reports for all stores are reviewed daily by senior management and any irregularities are addressed the following business day. Each store is equipped with a computer system that tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts and other account information. The Company electronically gathers each day's activity report through the computer located at the headquarters office. This system provides the Company's management with access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and every rental purchase transaction. Utilizing the management information system, executive management, regional managers and store managers can closely monitor the productivity of stores under their supervision as compared to Company prescribed guidelines. The integration of the management information system with the Company's accounting system facilitates the production of financial statements. The Company has incorporated the stores purchased in 1996 into its management information system.

PURCHASING AND DISTRIBUTION

        The general product mix in the Company's stores is determined by senior management, based on an analysis of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by senior management. Specific purchasing decisions for the Company's stores are made by store managers, subject to review by headquarters management. All merchandise is shipped by vendors directly to each store, where it is held for rental.
The Company does not maintain any warehouse space.

        The Company purchases the majority of its merchandise directly from manufacturers. The Company's largest suppliers include Whirlpool and Magnavox, which accounted for approximately 20.5% and 22.7%, respectively, of merchandise purchased for the Company's stores in 1996. No other supplier accounted for more than 10% of merchandise purchased by the Company during such period. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue relationships with its existing suppliers, management believes there are numerous sources of products available to the Company, and does not believe that the success of the Company's operations is dependent on any one or more of its present suppliers.

MARKETING

        The Company promotes the products and services in its stores primarily through direct mail advertising and, to a lesser extent, television, radio and secondary print media advertisement. Company advertisements emphasize such features as product and brand name selection, prompt delivery and the absence of any initial deposit, credit investigation or long-term obligation. Advertising expense as a percentage of store revenue for the year ended December 31, 1996, was approximately 5%. As the Company obtains new stores in its existing market areas, the advertising expenses of each store in the area can be reduced by listing all stores in the same market-wide advertisement.

TRADEMARKS

        The Company owns the registered trademarks "Renters Choice" and "Your Home Furnishing Outlets." The products held for rent by the Company also bear trademarks and service marks held by their manufacturers.

COMPETITION

        The rent-to-own industry is highly competitive. The 10 largest industry participants account for only 42% of the approximately 7,500 rent-to-own stores in the United States. The Company currently is the second largest operator of rent-to-own stores with 450 stores, while Rent-A-Center, a division of Thorn EMI PLC, currently is the largest with approximately 1,400 stores. The Company's stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, the Company also competes with department stores and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms. The Company's largest national competitors have significantly greater resources and name recognition than the Company.

COLORTYME OPERATIONS

        ColorTyme is a nationwide franchisor of television, stereo and furniture rental centers. As of March 24, 1997, there were approximately 251 franchised rental centers operating in 37 states.

        All ColorTyme franchised stores use ColorTyme's tradenames, service marks, trademarks, logos, emblems and indica of origin and operate under distinctive operating procedures and standards specified by ColorTyme. ColorTyme's primary source of revenue is the sale of rental equipment to its franchisees, who, in turn, offer the equipment to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.3% to 4% of the franchisees' rental income and, generally, an initial fee of $7,500 per location for existing franchisees and up to $25,000 per location for new franchisees.

        ColorTyme has an arrangement with STI Credit Corporation ("STI") whereby STI may provide inventory financing to qualified new franchisees.

        The ColorTyme franchise agreement (the "Franchise Agreement") generally requires the franchised stores to utilize certain computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to upload and download data, troubleshoot, and retrieve that data and information from the franchised stores' computer systems.

        The Franchise Agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types, and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix and inventory of approved products for rent as dictated by ColorTyme policy manuals, and must maintain on display at the franchised stores, such products as specified by ColorTyme. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme's largest suppliers are Whirlpool and Magnavox, which accounted for approximately 35% of merchandise purchased by ColorTyme in 1996.

        ColorTyme has established a national advertising fund (the "Fund") for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross rental payments and sales from each franchisee to be contributed to the Fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per month. ColorTyme directs the advertising programs of the Fund, generally consisting of advertising in print, television and radio. Furthermore, the franchisees are required to expend 3% of their monthly gross rental payments and sales on local advertising.

        ColorTyme licenses the use of its trademarks to the franchisees under the Franchise Agreement. ColorTyme owns the registered trademarks "ColorTyme," "ColorTyme-What's Right for You" and "FlexTyme" along with certain design and service marks.

GOVERNMENT REGULATION

        There currently are 44 states that have legislation regulating rental purchase transactions. Of the 33 states in which the Company operates stores, 30 require the Company to provide certain disclosure to customers regarding the terms of the rental purchase transaction and 3 regulate rental purchase transactions as credit sales. No federal legislation has been enacted regulating rental purchase transactions.

        With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to a customer about the rental purchase agreement and transaction. Such legislation also prescribes grace periods for nonpayment and time periods during which a customer may reinstate a rental purchase agreement, prohibits or limits certain types of collection or other practices and, in some instances, limits certain fees that may be charged. Some states, including Iowa, Michigan, Ohio and West Virginia, limit the total rental payments that can be charged. Such limitations, however, do not become applicable unless the total rental payments required under the rental purchase agreement exceed 200% of the "disclosed cash price" in Iowa and Ohio and 240% of the "retail" value in West Virginia. Michigan limits the amount that may be charged to 2.22 times the price that would have been charged had the product been purchased rather than leased.

        In Wisconsin, where the Company operates six stores, legislation has been adopted which treats certain rental purchase transactions as consumer credit sales if the rental purchase agreement permits the lessee to acquire the rental property for no other or nominal consideration upon full compliance with the agreement. The Company has responded to the Wisconsin legislation by developing and using a rent-to-rent agreement similar to agreements used by traditional rent-to-rent companies. In order for the customer to obtain ownership of a rental product, a completely separate transaction is required. While the Wisconsin legislation has caused the Company to adopt this two-step approach, it has not precluded the Company from continuing to conduct business in Wisconsin nor has it materially impacted the Company's operations.

        A New Jersey trial court has held that rental purchase transactions in New Jersey are credit sales subject to certain consumer protection laws which, among other things, limit maximum interest rates to 30%. However, no legislation has been adopted in New Jersey regulating rental purchase transactions as credit sales. The Company operates 17 stores in New Jersey. Management believes that the Company's operations will not be materially affected by a binding decision or legislation requiring rental purchase transactions to be treated as credit sales because the Company anticipates that it would be able to develop and use a contractual arrangement permissible under New Jersey law similar to the rent-to-rent agreement the Company uses in Wisconsin.

EMPLOYEES

        As of March 11, 1997, the Company had approximately 2,250 employees, of whom 42 are assigned to the Company's headquarters and the remainder of whom are directly involved in the management and operation of the Company's stores. As of the same date, ColorTyme had approximately 22 employees, 21 of which were employed full-time. None of the Company's nor ColorTyme's employees are covered by a collective bargaining agreement. Management believes that the Company's and ColorTyme's relationships with their respective employees are generally good.

ITEM 2.  PROPERTIES

        The Company leases space for all of its retail stores, as well as its corporate and regional offices, under operating leases expiring at various times through 2005. Most of these leases contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed upon formulas. The Company's headquarters are located at 13800 Montfort, Dallas, Texas, and consist of approximately 18,000 square feet. Store sizes range from approximately 1,300 to 12,200 square feet, and average approximately 4,150 square feet. Approximately 80% of each store's space generally is used for showroom space and 20% for offices and storage space. Management believes that suitable store space generally is available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates in the event the Company desires to open new stores.

        ColorTyme's headquarters are located at 1231 Greenway Drive in Irving, Texas, and consist of approximately 8,400 square feet.

ITEM 3.  LEGAL PROCEEDINGS

        From time to time, the Company and ColorTyme are party to various legal proceedings arising in the ordinary course of business. Except as described below, neither the Company nor ColorTyme is currently a party to any material litigation. Although the ultimate outcome of any litigation matter can never be predicted with certainty, management of the Company believes that the Company has established sufficient reserves to cover its reasonable exposure with respect to its outstanding litigation.

IN RE: DEF INVESTMENTS, INC.

        On September 5, 1995, a complaint (the "Complaint") was filed in the United States Bankruptcy Court for the District of Minnesota (the "Bankruptcy Court") against Mr. and Mrs. Robert A. Hardesty (the "Hardestys") and the Company, among others (collectively, the "Defendants"). The complaint was filed by the trustee (the "Trustee") for DEF Investments, Inc. ("DEF"), in an involuntary chapter 7 bankruptcy case against DEF (the "DEF Bankruptcy Case") commenced on April 20, 1995 by the plaintiffs in a pending class action suit against DEF and other companies including the Company (the "Miller lawsuit").

        The Complaint seeks (i) to avoid the transfer of certain assets purchased in 1993 by a predecessor of the Company from DEF and certain of its subsidiaries pursuant to the 1993 Acquisition and to obtain an order that such assets be turned over to the Trustee, (ii) to nullify the Hardestys' consulting and noncompetition agreements, pursuant to the terms of which the Company paid $2.0 million to the Hardestys on the closing date of the 1993 Acquisition, has paid them an additional $900,000 since the closing date and is obligated to pay them approximately $5.3 million in varying amounts through April 1, 2001, (iii) to require the Company to make all future payments under the consulting and noncompetition agreements to the Trustee for the benefit of the DEF bankruptcy estate, and (iv) to set aside all payments already made by the Company to the Hardestys under the consulting and noncompetition agreements, and to grant judgment against the Hardestys and the Company for the amount of all such payments.

        On March 8, 1996, the Company reached an agreement with the Trustee and the Hardestys to settle the bankruptcy (the "Bankruptcy Settlement"). The terms of the Bankruptcy Settlement provide that the Company will be released from the fraudulent transfer claim and the future obligation to pay $5.3 million under the consulting and noncompetition agreements with the Hardestys in exchange for a cash payment of $4.75 million to the Trustee. The Bankruptcy Settlement, which, as of March 24, 1997, has not yet been reduced to writing and is subject to approval by the Bankruptcy Court after notice and hearing, contemplates the nonrefundable payment by the Company of $50,000 upon execution of the written settlement agreement in exchange for the Trustee's dismissal of the Complaint against the Company with prejudice. On November 18, 1996, the Company interplead approximately $1.53 million into the registry of the Bankruptcy Court, leaving a balance outstanding under the consulting and noncompetition agreements of approximately $3.8 million, and reducing the cash payment due under the proposed settlement agreement to approximately $3.25 million. On December 1, 1996, the Company began monthly payments of approximately $160,000 to the registry of the Bankruptcy Court, due on the first day of each month until the consulting and noncompetition agreements are fully satisfied, or the Bankruptcy Settlement is finalized, at which time the balance of the settlement amount shall be payable in full. Each such monthly payment will reduce on a dollar-for-dollar basis the balance due under the consulting and noncompetition agreements and the Bankruptcy Settlement.

        As part of the overall Bankruptcy Settlement, the Company will receive a full release from the fraudulent transfer claim by the Trustee on behalf of DEF, any of its subsidiaries which may file Chapter 7 bankruptcy cases and their respective creditors. The Bankruptcy Settlement is also conditioned on the Bankruptcy Court issuing protective orders enjoining the Hardestys from making any claims against the Company or J. E. Talley and certain of their affiliates under the noncompetition and consulting agreements.

        The Miller lawsuit has recently been settled. This should result in a dismissal of all claims which were or could have been asserted in that case against the Company. The Company is insisting and TransAmerica has agreed that any potential obligations it or others may have under certain DEF-related loan documents to TransAmerica for indemnity be released as part of the settlement, including any claims TransAmerica might have for any indemnity claims asserted against it in the Miller lawsuit. Execution of a global settlement agreement should be simplified in light of the settlement of the Miller lawsuit.

        Management believes that the implementation of the settlement agreement, which management expects to be executed and approved by the Bankruptcy Court sometime during 1997, will not have a material adverse effect on the Company's results of operations. There can be no assurance that the settlement agreement will be entered into. If the settlement agreement is not executed, the Trustee would be able to proceed against the Company in the fraudulent transfer claim.

GALLAGHER V. CROWN

        On January 3, 1996, the Company was served with a class action complaint adding it as a defendant in this action originally filed in April 1994 against Crown Leasing Corporation ("Crown") and certain of its affiliates. The class consists of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995.

        The lawsuit alleges, among other things, that under certain rent-to-own contracts entered into between the plaintiffs and Crown, some of which were purportedly acquired by the Company pursuant to the Company's acquisition in April 1995 of the rent-to-own assets of Crown (the "Acquisition"), the defendants charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. The amount of such excessive fees and/or interest is unspecified.

        Pursuant to the Asset Purchase Agreement entered into between Crown and its controlling shareholder and the Company in connection with the Acquisition, the Company assumed no liabilities pertaining to Crown's rent-to-own contracts for the period prior to the Acquisition in April 1995. The Asset Purchase Agreement provides that Crown and its controlling shareholder will indemnify and hold harmless the Company against damages, including reasonable attorneys' fees, due to any claim pertaining to the operation of Crown's rent-to-own business prior to the Crown Acquisition, except as set forth below. This indemnification is applicable regardless of whether the circumstances giving rise to any such claim continued after the Acquisition. Claims covered include claims of customers, other than claims relating to rent-to-own contracts entered into by Crown prior to the Acquisition which remained in full force and effect on October 20, 1995. The Company has provided Crown and its controlling shareholder with a notice of indemnification and tender of defense. Crown has assumed responsibility for defending the Company in this matter pursuant to the Asset Purchase Agreement.

        The plaintiffs have obtained summary judgment against Crown on the liability issues, reserving damages for trial. Although the plaintiffs were unsuccessful in their attempt to certify a class against the Company, the plaintiffs have attempted to assert a theory of successor liability against the Company. Management believes there is no basis for a claim of successor liability against the Company, and if Crown is unable to settle the case, the Company will take appropriate steps to defend and preserve for appeal the successor liability issues at trial.

HINTON, SANCHEZ V. COLORTYME

        On May 25, 1994, a class action complaint was filed in Milwaukee County, Wisconsin against ColorTyme, Inc., a wholly-owned subsidiary of the Company ("ColorTyme") alleging that ColorTyme had entered into contracts with residents of Wisconsin that were violative of the Wisconsin Consumer Act (the "Wisconsin Act"). Specifically, the plaintiffs allege that the ColorTyme contracts were consumer credit transactions under the Wisconsin Act, and that ColorTyme failed to provide required disclosures and violated the Wisconsin Act's collection practice restrictions. The plaintiffs' complaint seeks damages in an unspecified amount.

        In light of the merger of a subsidiary of the Company with ColorTyme and the Company's later purchase of the assets of four Milwaukee ColorTyme stores, the plaintiffs have included the Company as a defendant to the extent that the Company assumed the obligations of certain existing ColorTyme contracts through the asset purchase of the Milwaukee stores. Furthermore, the court has defined the class to include, in general, all contracts entered into with ColorTyme in the State of Wisconsin after July 1988 and those in which payments were made after July 1988.

        At this time discovery continues and no trial date has been set. Due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock has been quoted on the NASDAQ National Market System ("NASDAQ") under the symbol "RCII" since January 25, 1995, the date the Company commenced its initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on NASDAQ.

1996                                         HIGH              LOW
                                             -----            -----
First Quarter.........................     $18.500          $12.750

Second Quarter........................      28.750           17.000

Third Quarter.........................      26.000           16.250

Fourth Quarter........................      22.750           14.125

1995                                         HIGH              LOW
                                             -----            -----
First Quarter (from January 25).......     $ 5.584          $ 3.334

Second Quarter........................      10.000            5.000

Third Quarter.........................      17.000            9.875

Fourth Quarter........................      18.250           11.625

        As of March 24, 1997, there were 98 record holders of the Common Stock.

        The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any change in the Company's dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, contractual restrictions, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data presented below for the four years ended December 31, 1996 have been derived from the financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants. The selected data presented below for the year ended December 31, 1992 has been derived from the financial statements of the Company audited by Kirkpatrick, Sprecker & Company, independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto included elsewhere herein.

                                                                                      YEAR ENDED DECEMBER 31,(1)
                                                                   1996          1995(2)       1994(3)       1993(3)       1992(3)
                                                                 ---------      ---------     ---------     ---------     ---------
                                                                                (In thousands, except per share data)
STATEMENT OF EARNINGS DATA
REVENUE
Rentals and fees ............................................    $ 198,486      $ 126,264     $  70,590     $  51,162     $  19,231
Merchandise sales ...........................................       10,604          6,383         3,470         1,678           734
Other .......................................................          687            642           325           372           298
Franchise revenue(5) ........................................       28,188           --            --            --            --
                                                                 ---------      ---------     ---------     ---------     ---------
                                                                 $ 237,965      $ 133,289     $  74,385     $  53,212     $  20,263
OPERATING EXPENSES
Direct store expenses
    Deprecation of rental merchandise .......................    $  42,978      $  29,640     $  15,614     $  11,626     $   4,126
    Cost of merchandise sold ................................        8,357          4,954         2,915         1,756           525
    Salaries and other expenses .............................      116,577         70,012        37,786        27,820         9,581
Franchise operating expenses
    Cost of franchise merchandise sold(5) ...................       24,010           --            --            --            --
                                                                 ---------      ---------     ---------     ---------     ---------
                                                                   191,922        104,606        56,315        41,202        14,232
General and administrative expenses .........................       10,111          5,766         2,809         2,151           574
Amortization of intangibles .................................        4,891          3,109         6,022         5,304           120
                                                                 ---------      ---------     ---------     ---------     ---------
    Total operating expenses ................................      206,924        113,481        65,146        48,657        14,926
                                                                 ---------      ---------     ---------     ---------     ---------
    Operating profit ........................................       31,041         19,808         9,239         4,555         5,337
Interest expense (income), net ..............................          (61)         1,312         2,160         1,817           600
                                                                 ---------      ---------     ---------     ---------     ---------
    Earnings before income taxes ............................       31,102         18,496         7,079         2,738         4,737
Income tax expense ..........................................       13,076          7,784         1,600           937           684
                                                                 ---------      ---------     ---------     ---------     ---------
    Net earnings ............................................    $  18,026      $  10,712     $   5,479         1,801     $   4,053
                                                                 =========      =========     =========     =========     =========
Earnings per share ..........................................    $    0.72      $    0.52          --            --            --
                                                                 =========      =========     =========     =========     =========
Weighted average shares outstanding .........................       25,065         20,794        12,967          --            --

OPERATING DATA
Stores open at end of period ................................          423            325           114           112            27
Comparable store revenue growth (4) .........................          3.8%          18.1%         10.8%         11.1%         22.9%

BALANCE SHEET DATA
Rental merchandise, net .....................................    $  95,110      $  64,240     $  28,096     $  20,672     $   6,893
Intangible assets, net ......................................       47,192         29,549         3,712         9,741         1,878
Deferred income taxes .......................................        6,139          6,977          --            --            --
Total assets ................................................      174,467        147,294        36,959        34,813        10,813
Total debt ..................................................       18,993         40,850        23,383        27,592         6,565
Total liabilities ...........................................       48,964         50,810        27,673        30,645         8,145
Stockholders' equity (deficit) ..............................      125,503         96,484         9,286         4,168         2,668

-----------------------------
(1) The Company has pursued an aggressive growth strategy since it was acquired in 1989 by J.E. Talley. Because of the significant growth of the Company since its formation, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.
(2) On April 20, 1995, the Company completed the Crown Acquisition, and in September 1995, the Company completed the Magic Acquisition, both of which affect the comparability between the historical financial and operating data for the periods presented.
(3) In each of the periods presented ending prior to January 1, 1995, the Company operated as an S corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws. Accordingly, prior to January 1, 1995, the Company was not subject to federal income taxation. Earnings per share are not provided for periods prior to January 1, 1995, because operating results for these periods are not comparable.
(4) Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.
(5) Prior to the Company's acquisition of ColorTyme in May 1996, the Company conducted no franchise operations. Therefore, franchise operations financial information is presented for the year ended December 31, 1996 only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding the ability to open new stores, the ability to acquire additional rent-to-own stores on favorable terms, the ability to enhance the performance of the required stores and to integrate the acquired stores into the Company's operations.

        The following discussion and analysis should be read in conjunction with the information set forth under the caption "Selected Financial Data" and the financial statements of the Company and the accompanying notes thereto included elsewhere in this Report.

GENERAL

        The Company has pursued an aggressive growth strategy since it was acquired in 1989 by J.E. Talley. In general, the Company has sought to acquire underperforming stores to which it could apply its operating strategies. See "Business--Strategy." As a result, the acquired stores generally have experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of the significant growth of the Company since its formation, the Company's historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results.

        The Company expects to grow through both the acquisition of existing stores and the opening of new stores. If the Company opens new stores or acquires underperforming or unprofitable stores, start-up costs associated with new stores and excess salaries, other overhead costs and operating results associated with acquired stores could negatively impact the Company's earnings until these stores are fully integrated into the Company's operations and become profitable.

COMPONENTS OF INCOME

        REVENUE. The Company collects non-refundable rental payments and fees in advance, generally on a weekly or monthly basis. This revenue is recognized when collected. Rental purchase agreements generally include a discounted early purchase option. Amounts received upon sales of merchandise pursuant to such options, and upon the sale of used merchandise, are recognized as revenue when the merchandise is sold.

        FRANCHISE REVENUE. Revenue from the sale of rental equipment is recognized upon shipment of the equipment to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

        DEPRECIATION OF RENTAL MERCHANDISE. Except for tax purposes, the Company depreciates its rental merchandise using the income forecasting method. The income forecasting method of depreciation does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. As a result of a revenue ruling published in 1995 by the Internal Revenue Service stating that the MACRS method of depreciation over a five-year period is the appropriate method of depreciation for rental purchase merchandise, the Company began using the MACRS method of depreciation for tax purposes in 1996.

         COST OF MERCHANDISE SOLD. Cost of merchandise sold represents the book value net of accumulated depreciation of rental merchandise at time of sale.

        SALARIES AND OTHER EXPENSES. Salaries and other expenses include all salaries and wages paid to store level employees, including any related benefits and taxes, as well as all store level general and administrative expenses and selling, advertising, occupancy, non-rental depreciation and other operating expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include all corporate overhead expenses related to the Company's headquarters such as salaries, taxes and benefits, occupancy, administrative and other operating expenses, as well as Regional Vice President's salaries, travel and office expenses.

        AMORTIZATION OF INTANGIBLES. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets.

        INCOME TAX EXPENSE. Prior to January 1, 1995, the Company operated under Subchapter S of the Internal Revenue Code and, therefore, was not subject to federal income tax. As of January 1, 1995, the Company became subject to federal income tax. Income tax expense prior to January 1, 1995 represents primarily Puerto Rican income tax. Under current federal tax laws, income taxes paid in Puerto Rico may be used to offset the Company's federal income tax liability, subject to certain limitations.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain historical Statement of Earnings data as a percentage of total revenue.

                                       YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                     (Company owned stores only)  (Franchise operations)
                                       1996     1995     1994     1996      1995   1994
                                       -----    -----    -----    -----     ----   ----
REVENUE
Rentals and fees ...................    94.7%    94.7%    94.9%     -- %    --     --
Merchandise Sales ..................     5.0      4.8      4.7     89.6     --     --
Other/Royalties ....................     0.3      0.5      0.4     10.4     --     --
                                       -----    -----    -----    -----    ----   ----
                                       100.0%   100.0%   100.0%   100.0%    --     --
OPERATING EXPENSES

Direct expenses
  Depreciation of rental merchandise    20.5%    22.2%    21.0%     -- %    --     --
  Cost of merchandise sold .........     4.0      3.8      3.9     85.0     --     --
  Salaries and other expenses ......    55.6     52.5     50.8      --      --     --
                                       -----    -----    -----    -----    ----   ----
                                        80.1     78.5     75.7     85.0     --     --
General and administrative expenses      3.8      4.3      3.8      7.7     --     --
Amortization of intangibles ........     2.3      2.3      8.1      0.6     --     --
                                       -----    -----    -----    -----    ----   ----
Total operating expenses ...........    86.2     85.1     87.6     93.3     --     --
                                       -----    -----    -----    -----    ----   ----
Operating profit ...................    13.9     14.9     12.4      6.7     --     --
Interest expense / (income) ........     0.1      1.0      2.9     (1.9)    --     --
                                       -----    -----    -----    -----    ----   ----
Earnings before income taxes .......    13.8%    13.9%     9.5%     8.6%    --     --
                                       =====    =====    =====    =====    ====   ====

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

        In May 1996, the Company completed the ColorTyme Acquisition, and between May 1996 and December 1996, the Company acquired a total of 94 additional stores. The 1996 acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired operations have been included in the results of operations of the Company since the respective dates of acquisition. Primarily as a result of all of the 1996 acquisitions on the Company's results of operations, comparisons of the Company's operating results for 1996 and 1995 may not be meaningful or indicative of future results.

        Total revenue increased by $104.6 million, or 78.5%, to $237.9 million for 1996 from $133.3 million for 1995. The increase in total revenue was primarily attributable to the inclusion of 94 stores purchased in 1996 and the operating results from the franchise operations. Total revenue exclusive of the 94 new stores and franchise operations increased by $67.8 million, or 50.9% to $201.1 million for 1996 from $133.3 million in 1995.

        Depreciation of rental merchandise increased by $13.4 million, or 45.3%, to $43.0 million for 1996 from $29.6 million for 1995. Depreciation of rental merchandise as a percent of total store revenue decreased to 20.5% for 1996 from 22.2% for 1995. The decrease in depreciation of rental merchandise as a percent of revenue was primarily attributable to higher rental rates on rental merchandise.

        Salaries and other expenses as a percentage of store revenue increased to 55.6% for 1996 from 52.5% for 1995. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions while store revenue has increased gradually. Additionally, the Company increased its advertising efforts during 1996 in the markets related to the stores acquired in 1996. Occupancy costs also increased as a percent of total store revenue due to the relocation of certain stores acquired in 1996 to stores that are larger in square footage. Revenue from these stores increase gradually while the additional occupancy costs are incurred immediately. The average square footage per store was approximately 3,800 at December 31, 1995 compared to 4,150 at December 31, 1996.

        General and administrative expenses expressed as a percentage of total revenue increased to 4.8% in 1996 from 4.3% in 1995. The increase was due to the higher overhead in the franchise operations relative to franchise revenue. Franchise general and administrative expenses as a percentage of franchise revenue totaled 7.7% in 1996. This increase was offset by a decrease in corporate overhead for store operations in 1996, which declined to 3.8% of store revenue in 1996 compared to 4.3% in 1995. The decrease is primarily due to increased economies of scale as a result of the increased number of stores.

        Operating profit increased by $11.2 million, or 56.6%, to $31.0 million for 1996 from $19.8 million for 1995. This improvement was primarily due to an increase in both the number of items on rent and in revenue earned per item on rent in the stores acquired prior to 1996. The revenue increase exceeded increases in direct store expenses.

        Net earnings increased by $7.3 million, or 68.3%, to $18.0 million in 1996 from $10.7 million in 1995. The improvement was the result of the increase in operating profit described above, as well as a reduction in interest expense from 1995.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

        On April 20, 1995, the Company completed the Crown Acquisition consisting of 72 rent-to-own stores. In September 1995, the Company completed the Magic Acquisition consisting of an additional 135 rent-to-own stores. The 1995 Acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores have been included in the operating results of the Company since the respective dates of acquisition. Primarily as a result of the impact of the 1995 Acquisitions on the Company's results of operations, comparisons of the Company's operating results for 1995 and 1994 may not be meaningful or indicative of future results.

        Total revenue increased by $58.9 million, or 79.2%, to $133.3 million for 1995 from $74.4 million for 1994. The increase in total revenue was primarily attributable to the inclusion of the 209 stores purchased in 1995. Total revenue exclusive of the 209 new stores increased by $14.9 million, or 20.0% to $89.2 million for 1995 from $74.3 million in 1994.

        Depreciation of rental merchandise increased by $14.0 million, or 89.8%, to $29.6 million for 1995 from $15.6 million for 1994. Depreciation of rental merchandise as a percent of revenue increased to 22.2% for 1995 from 21.0% for 1994. The increase in depreciation of rental merchandise as a percent of revenue was primarily attributable to lower rental rates on rental merchandise acquired in the 1995 Acquisitions.

        Salaries and other expenses increased by $32.2 million, or 85.3%, to $70.0 million for 1995 from $37.8 million for 1994, primarily because of an increase in total Company personnel attributable to the 1995 Acquisitions. Salaries and other expenses as a percentage of revenue increased to 52.5% in 1995 from 50.8% in 1994, primarily as a result of increases in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. Similarly, general and administrative expenses increased as a percentage of total revenue to 4.3% in 1995 from 3.8% in 1994 primarily due to an increase in the number of home office personnel, increased communication costs, and a national store manager meeting in 1995.

        Operating profit increased by $10.6 million, or 114.4%, to $19.8 million for 1995 from $9.2 million for 1994. This improvement was primarily due to an increase in both the number of items on rent and in revenue earned per item on rent in the stores acquired before 1995. The revenue increase exceeded increases in direct store expenses.

        Net earnings increased by $5.2 million, or 95.5%, to $10.7 million in 1995 from $5.5 million in 1994. The improvement was the result of the increase in operating profit described above, as well as a reduction in net interest expense of $800,000 as a result of the application of proceeds from the Company's initial and secondary offerings to reduce outstanding borrowings offset by an increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold or charged-off or is no longer suitable for rent. During the year ended December 31, 1996, the Company acquired 88 stores (exclusive of the six stores purchased from ColorTyme) and ColorTyme for an aggregate purchase price of $57.2 million, of which $28.4 million was paid in cash. Additionally, the Company purchased rental merchandise in the amount of $75.2 million. The Company purchased $44.5 million and $27.5 million of rental merchandise during the years ended December 31, 1995 and 1994, respectively.

        For 1996, cash provided by operating activities increased by $14.2 million from $5.2 million in 1995 to $19.4 million in 1996, primarily due to the $7.3 million increase in net earnings and the $10.7 million increase in trade accounts payable relating to the timing of payments to vendors. Cash used in investing activities increased by $11.6 million from $24.7 million in 1995 to $36.3 million in 1996, primarily due to additional cash paid for the acquisitions of businesses. Additionally, the Company paid $4.7 million more in 1996 than 1995 for the purchase of property assets. The increase is attributable primarily to relocating and improving acquired stores. During 1996, cash used in financing activities was $12.5 million which relates primarily to repayment of debt to the Magic selling shareholders which was paid in full on January 2, 1996, offset by the net proceeds of the sale of the ColorTyme franchisee loan portfolio. During 1995, cash provided by financing activities was $53.4 million, generated primarily by proceeds from the initial and secondary public Common Stock offerings offset by repayments of debt and notes to a stockholder.

        On November 27, 1996, the Company consummated a $90 million revolving line of credit with a group of banks led by Comerica Bank as agent. The credit facility has a stated term of three years and replaces the Company's prior $40 million credit facility. Advances under the line of credit may be used by the Company for general business purposes such as working capital and for the financing of acquisitions. Borrowings under the line of credit will bear interest at the Company's choice of a bank prime rate or a LIBOR-based rate, and are secured by liens on substantially all of the assets of the Company. The amount outstanding under the line of credit as of March 24, 1997 is $19.3 million. The facility bears a commitment fee ranging from 0.3% to 0.5% of the average unused portions.

        In connection with the 1993 Acquisition, monthly payments of $33,333 are due under a consulting agreement through April 1, 2001, and monthly payments of $125,000 are due under a non-competition agreement from February 1996 through January 1998. If the settlement agreement described under the caption "Item 3. Legal Proceedings -- IN RE: DEF INVESTMENTS, INC." is executed, the Company will be released from its obligation to make payments under such consulting and non-competition agreements, in exchange for a cash payment of $4.75 million (the "Settlement

Amount"). Management expects that its borrowing capacity under its credit facility and cash flow from operations will be sufficient to fund the payment.

        In connection with the Crown Acquisition, monthly payments of $16,667 were made under a consulting agreement that ended in October 1996, and in connection with the Magic Acquisition, monthly payments in the aggregate amount of $32,500 each are due under certain noncompetition agreements through August 2000.

        The Company currently expects to open approximately fifteen to twenty new stores during 1997 and to open a comparable number of stores in each of the next few years. Currently, the Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 80% to 85% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance that the Company will open any new stores in the future, or as to the number, location or profitability thereof.

        In addition to its intention to open new stores annually, the Company intends to increase the number of stores it operates through acquisitions. In particular, the Company's goal is to increase the number of stores it operates by approximately 60-70 stores in each of the next few years, primarily through acquisitions. Management believes that there are currently a number of possible future acquisition opportunities in the rent-to-own industry, and it is possible that any acquisition could be material to the Company. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable.

        Management believes that cash flow from operations and the previously described credit facility will be adequate to fund the operations and expansion plans of the Company during 1997. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short-and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company.

INFLATION

        During the years ended December 31, 1996, 1995 and 1994, the cost of rental merchandise, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental rates for its merchandise.

QUARTERLY RESULTS

        The following table contains certain unaudited historical financial information for the quarters indicated.

                                                   1ST QUARTER  2ND QUARTER    3RD QUARTER  4TH QUARTER
                                                   -----------  -----------    -----------  -----------
                                                                      (IN THOUSANDS)
Year ended December 31, 1996(1)
        Revenue..............................        $49,002      $57,756      $60,025       $71,182
        Operating profit.....................          6,344        7,558        7,957         9,183
        Net earnings.........................          3,617        4,369        4,729         5,311
        Earnings per share...................          $0.15        $0.17        $0.19         $0.21

Year ended December 31, 1995(2)
        Revenue..............................        $21,045      $28,927      $36,659       $46,658
        Operating profit.....................          3,795        4,992        5,429         5,592
        Net earnings.........................          1,987        2,627        2,921         3,177
        Earnings per share...................          $0.11        $0.13        $0.14         $0.14

---------------
(1) Pursuant to the 1996 acquisitions, 11 stores were purchased during the second quarter, 12 stores were purchased during the third quarter, and 71 stores were purchased during the fourth quarter of 1996. In addition, three stores were opened in the second quarter, four stores were opened in the third quarter, and six stores were opened in the fourth quarter of 1996.
(2) Pursuant to the 1995 acquisitions, 72 stores were purchased during the second quarter of 1995 and 135 stores were purchased during the third quarter of 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company required to be included in this
Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(*)
ITEM 11.  EXECUTIVE COMPENSATION(*)
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(*)
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(*)
-----------------------
* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 1997 Annual Meeting of Stockholders of Renters Choice, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        FINANCIAL STATEMENTS

        Report Of Independent Certified Public Accountants..........       F-2
        Consolidated Financial Statements
               Balance Sheets.......................................       F-3
               Statements Of Earnings...............................       F-4
               Statement Of Stockholders' Equity....................       F-5
               Statements Of Cash Flows.............................       F-6
               Notes to Consolidated Financial Statements...........       F-8


        SCHEDULES SUPPORTING FINANCIAL STATEMENTS

               Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

CURRENT REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K/A on October 2, 1996, relating to the acquisition of ColorTyme, Inc. Included in the 8-K/A filed on October 2, 1996, were the financial statements of ColorTyme, Inc. as of December 31, 1994.

LISTING OF EXHIBITS

        Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT NUMBER                  DESCRIPTION

        2.1(1)             -     Asset Purchase Agreement dated April 20, 1995
                                 among Renters Choice, Inc., Crown Leasing
                                 Corporation, Robert White, individually and
                                 Robert White Company, a sole proprietorship owned by Robert White

        2.2(2)             -     Stock Purchase Agreement dated as of August 27,
                                 1995 among Renters Choice, Inc., Starla J.
                                 Flake, Rance D. Richter, Bruce S. Johnson and
                                 Pro Rental, Inc.

        2.3(3)             -     Stock Purchase Agreement dated September 29,
                                 1995 between the Company and Terry N. Worrell

        2.4(4)             -     Partnership Interest Purchase Agreement dated
                                 September 29, 1995 among the Company, Worrell
                                 Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

        2.5(5)             -     Agreement and Plan of Merger by and among
                                 Renters Choice, Inc., Pro Rental, Inc., MRTO
                                 Holdings, Inc. and Pro Rental II, Inc.

        2.6(6)             -     Agreement and Plan of Reorganization dated May
                                 15, 1996, among Renters Choice, Inc.,
                                 ColorTyme, Inc., and CT Acquisition Corporation

        3.1(7)             -     Amended and Restated Certificate of
                                 Incorporation of the Company

        3.2(8)             -     Certificate of Amendment to the Amended and
                                 Restated Certificate of Incorporation of the Company

        3.3(9)             -     Amended and Restated Bylaws of the Company

        4.1(10)            -     Form of Certificate evidencing Common Stock

       10.1(11)*           -     Amended and Restated 1994 Renters Choice, Inc.
                                 Long-Term Incentive Plan

       10.2                -     Revolving Credit Agreement dated as of November
                                 27, 1996 between Comerica Bank, as agent,
                                 Renters Choice, Inc. and certain other lenders

       10.3(12)            -     Consulting Agreement dated April 1, 1993, by
                                 and between Bob A. Hardesty and Brenda K.
                                 Hardesty and Renters Choice, L.P.

       10.4(13)            -     Non-Competition Agreement dated April 1, 1993,
                                 by and between Bob A. Hardesty and Brenda K.
                                 Hardesty and Renters Choice, L.P.

       10.5(14)            -     Noncompetition Agreement dated as of April 20,
                                 1995, between Renters Choice, Inc. and Patrick
                                 S. White

       10.6(15)            -     Consulting Agreement dated as of April 20, 1995
                                 between Renters Choice, Inc. and Jeffrey W.
                                 Smith

       10.7(16)            -     Noncompetition Agreement dated as of August 27,
                                 1995 between Renters Choice, Inc. and Starla J.
                                 Flake

       10.8(17)            -     Noncompetition Agreement dated as of August 27,
                                 1995 between Renters Choice, Inc. and Bruce S.
                                 Johnson

       10.9(18)            -     Noncompetition Agreement dated as of August 27,
                                 1995 between Renters Choice, Inc. and Rance D.
                                 Richter

       10.10(19)           -     Option Agreement dated August 27, 1995 between
                                 the Company and Terry N. Worrell

       10.11(20)           -     Option Agreement dated August 27, 1995 among
                                 the Company, Worrell Investors, Inc., The
                                 Christy Ann Worrell Trust and The Michael Neal
                                 Worrell Trust

       10.15(21)           -     Portfolio Acquisition Agreement dated May 15,
                                 1996, by and among Renters Choice, Inc.,
                                 ColorTyme Financial Services, Inc., and STI
                                 Credit Corporation

       11.1                -     Computation of Earnings per share

        23                 -     Notice of Annual Meeting of Stockholders and
                                 Proxy Statement of the Company for the 1997
                                 Annual Meeting of the Company (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A) (Preliminary Materials)

        27                 -     Financial Data Schedule
____________________________
(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 4, 1995
(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 27, 1995
(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(8) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(9) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(11) Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(12) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(13) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(14) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(15) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(16) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(17) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(18) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(19) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995
(20) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995
(21) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                               RENTERS CHOICE, INC.

                                               By: /s/ J. ERNEST TALLEY
                                                   ------------------------
                                                       J. Ernest Talley
                                                   CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER

Date:  March 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.


             SIGNATURE                   TITLE                                DATE


      /s/ J. ERNEST TALLEY          Chairman of the Board and                March 24, 1997
---------------------------------   Chief Executive Officer
J. Ernest Talley                    (Principal Executive Officer)

      /s/ MARK E. SPEESE            President, Chief Operating Officer       March 24, 1997
---------------------------------   and Director
Mark E. Speese


      /s/ RANDALL S. SIMPSON        Vice President - Finance and Chief       March 24, 1997
---------------------------------   Financial Officer (Principal Financial
Randall S. Simpson                  and Accounting Officer)

      /s/ J. V. LENTELL             Director                                 March 24, 1997
---------------------------------
J.V. Lentell

      /s/ JOSEPH V. MARINER         Director                                 March 24, 1997
---------------------------------
Joseph V.  Mariner

      /s/ REX W. THOMPSON           Director                                 March 24, 1997
---------------------------------
Rex W. Thompson

                                            S-1

                                  EXHIBIT INDEX


EXHIBIT NUMBER                  DESCRIPTION

        2.1(1)             -     Asset Purchase Agreement dated April 20, 1995
                                 among Renters Choice, Inc., Crown Leasing
                                 Corporation, Robert White, individually and
                                 Robert White Company, a sole proprietorship owned by Robert White

        2.2(2)             -     Stock Purchase Agreement dated as of August 27,
                                 1995 among Renters Choice, Inc., Starla J.
                                 Flake, Rance D. Richter, Bruce S. Johnson and
                                 Pro Rental, Inc.

        2.3(3)             -     Stock Purchase Agreement dated September 29,
                                 1995 between the Company and Terry N. Worrell

        2.4(4)             -     Partnership Interest Purchase Agreement dated
                                 September 29, 1995 among the Company, Worrell
                                 Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

        2.5(5)             -     Agreement and Plan of Merger by and among
                                 Renters Choice, Inc., Pro Rental, Inc., MRTO
                                 Holdings, Inc. and Pro Rental II, Inc.

        2.6(6)             -     Agreement and Plan of Reorganization dated May
                                 15, 1996, among Renters Choice, Inc.,
                                 ColorTyme, Inc., and CT Acquisition Corporation

        3.1(7)             -     Amended and Restated Certificate of
                                 Incorporation of the Company

        3.2(8)             -     Certificate of Amendment to the Amended and
                                 Restated Certificate of Incorporation of the Company

        3.3(9)             -     Amended and Restated Bylaws of the Company

        4.1(10)            -     Form of Certificate evidencing Common Stock

       10.1(11)*           -     Amended and Restated 1994 Renters Choice, Inc.
                                 Long-Term Incentive Plan

       10.2                -     Revolving Credit Agreement dated as of November
                                 27, 1996 between Comerica Bank, as agent,
                                 Renters Choice, Inc. and certain other lenders

       10.3(12)            -     Consulting Agreement dated April 1, 1993, by
                                 and between Bob A. Hardesty and Brenda K.
                                 Hardesty and Renters Choice, L.P.

       10.4(13)            -     Non-Competition Agreement dated April 1, 1993,
                                 by and between Bob A. Hardesty and Brenda K.
                                 Hardesty and Renters Choice, L.P.

       10.5(14)            -     Noncompetition Agreement dated as of April 20,
                                 1995, between Renters Choice, Inc. and Patrick
                                 S. White

       10.6(15)            -     Consulting Agreement dated as of April 20, 1995
                                 between Renters Choice, Inc. and Jeffrey W.
                                 Smith

       10.7(16)            -     Noncompetition Agreement dated as of August 27,
                                 1995 between Renters Choice, Inc. and Starla J.
                                 Flake

       10.8(17)            -     Noncompetition Agreement dated as of August 27,
                                 1995 between Renters Choice, Inc. and Bruce S.
                                 Johnson

EXHIBIT INDEX - Page 1

       10.9(18)            -     Noncompetition Agreement dated as of August 27,
                                 1995 between Renters Choice, Inc. and Rance D.
                                 Richter

       10.10(19)           -     Option Agreement dated August 27, 1995 between
                                 the Company and Terry N. Worrell

       10.11(20)           -     Option Agreement dated August 27, 1995 among
                                 the Company, Worrell Investors, Inc., The
                                 Christy Ann Worrell Trust and The Michael Neal
                                 Worrell Trust

       10.15(21)           -     Portfolio Acquisition Agreement dated May 15,
                                 1996, by and among Renters Choice, Inc.,
                                 ColorTyme Financial Services, Inc., and STI
                                 Credit Corporation

       11.1                -     Computation of Earnings per share

        23                 -     Notice of Annual Meeting of Stockholders and
                                 Proxy Statement of the Company for the 1997
                                 Annual Meeting of the Company (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A) (Preliminary Materials)

        27                 -     Financial Data Schedule
____________________________
(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 4, 1995
(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 27, 1995
(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(8) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(9) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(11) Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(12) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(13) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

EXHIBIT INDEX - Page 2

(14) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(15) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(16) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(17) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(18) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(19) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995
(20) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995
(21) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

EXHIBIT INDEX - Page 3

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
RENTERS CHOICE, INC. AND SUBSIDIARIES

Report Of Independent Certified Public Accountants ................   F-2

Consolidated Financial Statements

           Balance Sheets .........................................   F-3

           Statements of Earnings .................................   F-4

           Statement of Stockholders' Equity ......................   F-5

           Statements of Cash Flows ...............................   F-6

           Notes To Consolidated Financial Statements .............   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Renters Choice, Inc.

We have audited the accompanying consolidated balance sheets of Renters Choice, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renters Choice, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Dallas, Texas
February 19, 1997

                     Renters Choice, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                                    1996                  1995
                                                                                                ------------          -------------
ASSETS
    Cash and cash equivalents ........................................................          $  5,919,894          $  35,321,338
    Rental merchandise, net
        On rent ......................................................................            71,619,875             49,700,354
        Held for rent ................................................................            23,490,515             14,539,645
    Accounts receivable - trade, net of allowance of $255,812 ........................             3,020,631                   --
    Prepaid expenses and other assets ................................................             2,285,044              2,391,220
    Property assets, net .............................................................            12,715,593              7,375,667
    Refundable income taxes ..........................................................             2,084,244              1,440,223
    Deferred income taxes ............................................................             6,138,566              6,976,576
    Intangible assets, net ...........................................................            47,192,380             29,549,275
                                                                                                ------------          -------------
                                                                                                $174,466,742          $ 147,294,298
                                                                                                ============          =============
LIABILITIES
    Revolving credit agreement .......................................................          $ 14,435,000          $        --
    Accounts payable - trade .........................................................            17,047,592              3,288,069
    Accrued liabilities ..............................................................            12,923,664              6,672,608
    Other debt .......................................................................             4,557,678             40,849,605
                                                                                                ------------          -------------
                                                                                                  48,963,934             50,810,282

COMMITMENTS AND CONTINGENCIES ........................................................                  --                     --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
        none issue ...................................................................                  --                     --
    Common stock, $.01 par value; 50,000,000 shares authorized;
        24,791,085 and 24,378,108 shares issued and outstanding
        in 1996 and 1995, respectively ...............................................               247,911                243,781
    Additional paid-in capital .......................................................            98,009,773             87,919,305
    Unamortized value of stock award .................................................                  --                 (897,890)
    Retained earnings ................................................................            27,245,124              9,218,820
                                                                                                ------------          -------------
                                                                                                 125,502,808             96,484,016
                                                                                                ------------          -------------
                                                                                                $174,466,742          $ 147,294,298
                                                                                                ============          =============

        The accompanying notes are an integral part of these statements.

                      Renters Choice, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

                                                                             1996                    1995                    1994
                                                                         -------------           -------------           -----------
Revenue
    Store
        Rentals and fees ......................................          $ 198,485,710           $ 126,263,843           $70,589,571
        Merchandise sales .....................................             10,604,158               6,382,879             3,469,842
        Other .................................................                686,540                 642,471               325,277
    Franchise
        Franchise merchandise sales ...........................             25,228,995                    --                    --
        Royalty income and fees ...............................              2,959,302                    --                    --
                                                                         -------------           -------------           -----------
                                                                           237,964,705             133,289,193            74,384,690
Operating expenses
    Direct store expenses
        Depreciation of rental merchandise ....................             42,977,703              29,639,965            15,614,320
        Cost of merchandise sold ..............................              8,356,714               4,953,675             2,914,453
        Salaries and other expenses ...........................            116,577,020              70,012,036            37,786,033
    Franchise operating expense
        Cost of franchise merchandise sales ...................             24,010,304                    --                    --
                                                                         -------------           -------------           -----------
                                                                           191,921,741             104,605,676            56,314,806

    General and administrative expenses .......................             10,110,868               5,766,115             2,809,222
    Amortization of intangibles ...............................              4,890,928               3,109,067             6,022,136
                                                                         -------------           -------------           -----------
                Total operating expenses ......................            206,923,537             113,480,858            65,146,164
                                                                         -------------           -------------           -----------
                Operating profit ..............................             31,041,168              19,808,335             9,238,526

Interest expense ..............................................                606,178               2,202,427             2,159,445

Interest income ...............................................               (666,957)               (890,457)                 --
                                                                         -------------           -------------           -----------
                Earnings before income taxes ..................             31,101,947              18,496,365             7,079,081

Income tax expense ............................................             13,075,643               7,784,205             1,600,290
                                                                         -------------           -------------           -----------
                NET EARNINGS ..................................          $  18,026,304           $  10,712,160           $ 5,478,791
                                                                         =============           =============           ===========
Earnings per share ............................................                  $0.72                   $0.52
                                                                                 =====                   =====

        The accompanying notes are an integral part of these statements.

                      Renters Choice, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         TALLEY LEASE                            RENTERS CHOICE, INC.
                                                         TO OWN, INC.          ----------------------------------------------------
                                                   ----------------------            COMMON STOCK                 TREASURY STOCK
                                                    COMMON       TREASURY      --------------------------      --------------------
                                                     STOCK         STOCK         SHARES          AMOUNT        SHARES       AMOUNT
                                                   ---------      -------      -----------      ---------      ------      --------
Balance at January 1, 1994 ...................     $ 248,533      $  --            989,125      $  52,825       8,000      $ (4,495)
    Net earnings .............................          --           --               --             --          --            --
    Purchase of treasury stock ...............          --         (2,007)            --             --         8,500       (12,875)
    Exercise of stock options ................        26,275         --              9,875         87,256      (7,000)        3,568
    Retirement of treasury stock .............          --           --             (9,500)       (13,802)     (9,500)       13,802
    Distributions ............................          --           --               --             --          --            --
                                                   ---------      -------      -----------      ---------      ------      --------
Balance at December 31, 1994 .................       274,808       (2,007)         989,500        126,279        --            --
    Net earnings .............................          --           --               --             --          --            --
    Dividends paid ...........................          --           --               --             --          --            --
    Restructuring and merger of
        companies ............................      (274,808)       2,007        3,310,036        (83,284)       --            --
    Contribution of undistributed
        S corporation earnings ...............          --           --               --             --          --            --
    Initial public offering of
        common stock .........................          --           --          2,587,500         25,875        --            --
    Issuance of common stock
        under stock option plan ..............          --           --              1,500             15        --            --
    Three-for-two common
        stock split effected in
        the form of a dividend ...............          --           --          3,444,268         34,443        --            --
    Two-for-one common stock
        split effected in the form
        of a dividend ........................          --           --         10,332,804        103,328        --            --
    Stock award ..............................          --           --             62,500            625        --            --
    Amortization of stock award ..............          --           --               --             --          --            --
    Public offering of common stock ..........          --           --          3,650,000         36,500        --            --
                                                   ---------      -------      -----------      ---------      ------      --------
Balance at December 31, 1995 .................          --           --         24,378,108        243,781        --            --
    Net earnings .............................          --           --               --             --          --            --
    Amortization of stock award ..............          --           --               --             --          --            --
    Termination of stock award ...............          --           --            (37,500)          (375)       --            --
    Exercise of stock options ................          --           --            107,302          1,073        --            --
    Tax benefits related to
        exercise of stock options ............          --           --               --             --          --            --
    Acquisition of ColorTyme, Inc. ...........          --           --            343,175          3,432        --            --
                                                   ---------      -------      -----------      ---------      ------      --------
Balance at December 31, 1996 .................     $    --        $  --         24,791,085      $ 247,911        --        $   --
                                                   =========      =======      ===========      =========      ======      ========

                                                                                                  UNAMORTIZED
                                                           ADDITIONAL                                VALUE
                                                            PAID-IN              RETAINED           OF STOCK
                                                            CAPITAL              EARNINGS             AWARD               TOTAL
                                                          ------------         ------------         ---------         -------------
Balance at January 1, 1994 .......................        $       --           $  3,870,951         $    --           $   4,167,814
    Net earnings .................................                --              5,478,791              --               5,478,791
    Purchase of treasury stock ...................                --                   --                --                 (14,882)
    Exercise of stock options ....................                --                   --                --                 117,099
    Retirement of treasury stock .................                --                   --                --                    --
    Distributions ................................                --               (463,195)             --                (463,195)
                                                          ------------         ------------         ---------         -------------
Balance at December 31, 1994 .....................                --              8,886,547              --               9,285,627
    Net earnings .................................                --             10,712,160              --              10,712,160
    Dividends paid ...............................                --             (1,493,340)             --              (1,493,340)
    Restructuring and merger of
        companies ................................             116,379              239,706              --                    --
    Contribution of undistributed
        S corporation earnings ...................           9,126,253           (9,126,253)             --                    --
    Initial public offering of
        common stock .............................          23,370,382                 --                --              23,396,257
    Issuance of common stock
        under stock option plan ..................               9,985                 --                --                  10,000
    Three-for-two common
        stock split effected in
        the form of a dividend ...................             (34,443)                --                --                    --
    Two-for-one common stock
        split effected in the form
        of a dividend ............................            (103,328)                --                --                    --
    Stock award ..................................             960,313                 --            (960,938)                 --
    Amortization of stock award ..................                --                   --              63,048                63,048
    Public offering of common stock ..............          54,473,764                 --                --              54,510,264
                                                          ------------         ------------         ---------         -------------
Balance at December 31, 1995 .....................          87,919,305            9,218,820          (897,890)           96,484,016
    Net earnings .................................                --             18,026,304              --              18,026,304
    Amortization of stock award ..................                --                   --             321,327               321,327
    Termination of stock award ...................            (576,188)                --             576,563                  --
    Exercise of stock options ....................             694,848                 --                --                 695,921
    Tax benefits related to
        exercise of stock options ................             460,182                 --                --                 460,182
    Acquisition of ColorTyme, Inc. ...............           9,511,626                 --                --               9,515,058
                                                          ------------         ------------         ---------         -------------
Balance at December 31, 1996 .....................        $ 98,009,773         $ 27,245,124         $    --           $ 125,502,808
                                                          ============         ============         =========         =============

         The accompanying notes are an integral part of this statement.

                      Renters Choice, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                    1996                1995                1994
                                                                                 ------------       ------------       ------------
Cash flows from operating activities
    Net earnings ..........................................................      $ 18,026,304       $ 10,712,160       $  5,478,791
    Adjustments to reconcile net earnings
        to net cash provided by operating activities
            Depreciation of rental merchandise ............................        42,977,703         29,639,965         15,614,320
            Depreciation of property assets ...............................         3,680,167          2,130,135          1,184,690
            Amortization of  intangibles ..................................         4,890,928          3,109,067          6,022,136
            Deferred income taxes .........................................         4,961,226          1,406,130               --
            Other .........................................................            24,135            (91,232)            18,206
        Changes in operating assets and liabilities
            Rental merchandise ............................................       (64,926,691)       (39,220,113)       (23,038,794)
            Accounts receivable - trade ...................................          (602,517)              --                 --
            Prepaid expenses and other assets .............................           547,059           (937,130)          (305,754)
            Accounts payable - trade ......................................        10,744,425            (27,781)           802,721
            Accrued liabilities ...........................................          (939,119)           183,308            325,142
            Income taxes ..................................................           (23,062)        (1,698,909)           108,763
                                                                                 ------------       ------------       ------------
                Net cash provided by operating activities .................        19,360,558          5,205,600          6,210,221

Cash flows from investing activities
    Purchase of property assets ...........................................        (8,186,607)        (3,472,963)        (1,714,879)
    Proceeds from sale of property assets .................................           302,515            414,127            156,870
    Acquisitions of businesses ............................................       (28,366,616)       (21,679,967)              --
                                                                                 ------------       ------------       ------------
                Net cash used in investing activities .....................       (36,250,708)       (24,738,803)        (1,558,009)

Cash flows from financing activities
    Proceeds from public stock offerings ..................................              --           77,906,521               --
    Purchase of treasury stock ............................................              --                 --              (14,882)
    Exercise of stock options .............................................           695,921             10,000            117,099
    Distributions to stockholders .........................................              --           (1,493,340)          (463,195)
    Proceeds from debt ....................................................        37,732,462         33,083,502         38,313,082
    Repayments of debt ....................................................       (72,277,971)       (49,843,143)       (42,522,026)
    Repayments of note payable to stockholder .............................              --           (6,250,000)              --
    Sale of notes receivable ..............................................        21,338,294               --                 --
                                                                                 ------------       ------------       ------------
                Net cash provided by (used in) financing activities .......       (12,511,294)        53,413,540         (4,569,922)
                                                                                 ------------       ------------       ------------
                NET INCREASE (DECREASE) IN CASH AND
                      CASH EQUIVALENTS ....................................       (29,401,444)        33,880,337             82,290

Cash and cash equivalents at beginning of year ............................        35,321,338          1,441,001          1,358,711
                                                                                 ------------       ------------       ------------
Cash and cash equivalents at end of year ..................................      $  5,919,894       $ 35,321,338       $  1,441,001
                                                                                 ============       ============       ============

                      Renters Choice, Inc. and Subsidiaries

                             Year ended December 31,

                                               1996         1995         1994
                                            ----------   ----------   ----------
Supplemental cash flow information
    Cash paid during the year
        Interest ........................   $  929,000   $1,711,000   $2,030,000
        Income taxes ....................   $8,426,000   $7,764,000   $1,245,000

Supplemental schedule of noncash investing activities

    In conjunction with the businesses acquired, liabilities were assumed as follows:

                                                   1996                1995
                                               ------------        ------------
Fair value of assets acquired ..........       $ 57,222,608        $ 68,284,691
Stock and options issued ...............         (9,515,058)               --
Cash paid ..............................        (28,366,616)        (21,679,967)
                                               ------------        ------------
    Liabilities assumed ................       $ 19,340,934        $ 46,604,724
                                               ============        ============

        The accompanying notes are an integral part of these statements.

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    PRINCIPLES OF CONSOLIDATION

    The accompanying 1996 financial statements include the accounts of Renters Choice, Inc. (Renters Choice) and its subsidiary ColorTyme, Inc. (ColorTyme) (collectively, the Company). The accompanying 1995 financial statements include the accounts of Renters Choice and its subsidiary, Pro Rental, Inc. (Pro Rental). On January 1, 1996, Pro Rental merged into Renters Choice. The accompanying 1994 financial statements include the accounts of Renters Choice and its affiliate, Talley Lease To Own, Inc. (Talley LTO). Both companies were under common control. Effective January 1, 1995, Talley LTO merged into Renters Choice.

    All significant intercompany accounts and transactions have been eliminated.

    NATURE OF OPERATIONS

    The Company leases household durable goods to customers on a rent-to-own basis. At December 31, 1996, the Company operated 423 stores which were located throughout the United States and the Commonwealth of Puerto Rico (eleven stores).

    ColorTyme is a nationwide franchisor of television, stereo and furniture rental centers. ColorTyme's primary source of revenues is the sale of rental equipment to its franchisees, who, in turn, offer the equipment to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues are generated primarily from royalties based on the franchisee's monthly gross revenues. At December 31, 1996, there were approximately 294 franchised rental centers operating in 40 states.

    RENTAL MERCHANDISE

    Rental merchandise is carried at the lower of cost or net realizable value. Depreciation is provided using the income forecasting method which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 to 24 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method.

    CASH EQUIVALENTS

    For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

                      Renters Choice, Inc. and Subsidiaries

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

    RENTAL REVENUE AND FEES

    Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with nonrefundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term. No revenue is accrued because the customer can cancel the rental contract at any time and the Company cannot enforce collection for nonpayment of rents. A provision is made for estimated losses of rental merchandise damaged or not returned by customers.

    ColorTyme's revenue from the sale of rental equipment is recognized upon shipment of the equipment to the franchisee.

    PROPERTY ASSETS AND RELATED DEPRECIATION

    Furniture, equipment and vehicles are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets (generally five years) by the straight-line method. Leasehold improvements are amortized over the term of the applicable leases by the straight-line method.

    INTANGIBLE ASSETS AND AMORTIZATION

    Intangible assets are stated at cost less amortization calculated by the straight-line method.

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates long-lived assets used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

    INCOME TAXES

    Prior to 1995, Renters Choice and Talley LTO were S corporations. As a result, there is no provision for Federal income taxes for 1994 in the accompanying financial statements, as such taxes are the responsibility of the individual stockholders. However, the Company has provided for state and foreign income taxes for which it is responsible.

    Effective January 1, 1995, the Company terminated its S corporation status and became a C corporation and, therefore, is now subject to Federal income taxes. The Company provides deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable.

    EARNINGS PER SHARE

    Earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period presented. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options. Weighted average shares entering into the computation are 25,064,930 and 20,794,065 for the years ended December 31, 1996 and 1995, respectively. Such shares have been restated to reflect the stock splits and the merger effective January 1, 1995. Earnings per share are not presented for 1994 because the Company was an S corporation and net earnings for 1994 is not comparable to 1996 and 1995.

    ADVERTISING COSTS

    Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $10.6 million, $6.4 million and $3.5 million in 1996, 1995 and 1994, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The financial statements include estimated fair value information of financial instruments. Such information does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations which vary widely among different companies and which are subject to change. The following methods and assumptions were used by the Company in estimating financial instrument fair values:

    CASH AND CASH EQUIVALENTS: The balance sheet carrying amounts approximate the estimated fair values of such assets.

    DEBT: For variable rate debt that reprices frequently and entails no significant change in credit risk, fair values are based on the carrying values. The fair values of other debt is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

    STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock.

    USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

NOTE B - ACQUISITIONS

    On May 15, 1996 the Company acquired all the outstanding common stock of ColorTyme for $14.5 million, including acquisition costs, comprised of cash of $4.7 million and 343,175 shares of the Company's common stock and 314,000 options for the Company's common stock valued at $3.0 million.

                      Renters Choice, Inc. and Subsidiaries

NOTE B - ACQUISITIONS - Continued

    Immediately following the purchase of ColorTyme by the Company, ColorTyme sold its loan portfolio (with certain recourse provisions) to a third party for approximately $21.7 million. No gain or loss was recognized on the sale. ColorTyme simultaneously paid off notes payable owed to a finance company of approximately $13.2 million.

    The Company acquired the assets of an additional eighty-eight stores in twenty-three transactions during 1996, for approximately $25.6 million in cash and $1.8 million in notes.

    In April 1995, the Company acquired 72 stores from Crown Leasing Corporation and certain of its affiliates (Crown) for a cash purchase price of approximately $20.6 million.

    In September 1995, the Company completed the acquisition of 135 rent-to-own stores through the purchase of the common stock of Pro Rental, doing business as Magic Rent-to-Own and Kelway Rent-to-Own. The total purchase price was approximately $38.4 million, which was paid in cash and notes.

    All acquisitions have been accounted for as purchases and the operating results of the acquired stores have been included in the financial statements of the Company since their acquisition.

    The following unaudited pro forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the years presented, after including the impact of adjustments for amortization of intangibles and interest expense on acquisition borrowings:

                                                    1996               1995
                                                ------------      ------------
     Revenue ................................   $268,404,000      $217,629,000
     Net earnings ...........................   $ 18,246,000      $  9,759,000
     Earnings per common share ..............   $        .72      $        .46

    The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.


NOTE C - RENTAL MERCHANDISE

                                                     1996               1995
                                                  ------------       -----------
ON RENT
   Cost ...................................       $109,662,481       $77,279,439
   Less accumulated depreciation ..........         38,042,606        27,579,085
                                                  ------------       -----------
                                                  $ 71,619,875       $49,700,354
                                                  ============       ===========
HELD FOR RENT
   Cost ...................................       $ 27,804,654       $17,096,493
   Less accumulated depreciation ..........          4,314,139         2,556,848
                                                  ------------       -----------
                                                  $ 23,490,515       $14,539,645
                                                  ============       ===========

NOTE D - PROPERTY ASSETS

                                                  1996                 1995
                                              ------------         ------------
Furniture and equipment ..............        $  9,258,658         $  7,088,184
Delivery vehicles ....................           2,711,359            2,096,807
Leasehold improvements ...............           8,542,487            2,428,103
Construction in progress .............             235,834              655,041
                                              ------------         ------------
                                                20,748,338           12,268,135
Accumulated depreciation .............          (8,032,745)          (4,892,468)
                                              ------------         ------------
                                              $ 12,715,593         $  7,375,667
                                              ============         ============

NOTE E - INTANGIBLE ASSETS

                                        AMORTIZATION
                                           PERIOD        1996           1995
                                         ---------    -----------    -----------
     Customer rental agreements ......   18 months    $ 2,536,728    $ 2,751,500
     Noncompete agreements ...........   2 years        2,891,824      2,724,824
     Consulting agreement ............   4 years        2,918,201      2,918,201
     Franchise network ...............   10 years       3,000,000           --
     Goodwill ........................   20 years      43,933,389     25,370,022
                                                      -----------    -----------
                                                       55,280,142     33,764,547
     Less accumulated amortization ...                  8,087,762      4,215,272
                                                      -----------    -----------
                                                      $47,192,380    $29,549,275
                                                      ===========    ===========

    Customer rental agreements represent the projected discounted cash flows from open customer contracts of acquired stores at acquisition date and are amortized over the average stated term of the customer contract, 18 months. Noncompete agreements and the consulting agreement are amortized over the life of the respective agreements.

NOTE F - REVOLVING CREDIT AGREEMENT

    On November 27, 1996, the Company entered into a $90 million three-year revolving credit agreement with a group of banks. Borrowings under the facility bear interest at a rate equal to a designated prime rate (8.25% at December 31, 1996) or 1.10% to 1.65% over LIBOR (5.6% at December 31, 1996) at the Company's option. At December 31, 1996, the average rate on outstanding borrowings was 6.9%. Borrowings are collateralized by a lien on substantially all of the Company's assets. A commitment fee equal to .30% to .50% of the unused portion of the term loan facility is payable quarterly. The weighted average interest rate under this facility was 6.7% during 1996. The credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. Outstanding borrowings as of December 31, 1996 on the revolving credit agreement was $14,435,000.

                      Renters Choice, Inc. and Subsidiaries

NOTE G - ACCRUED LIABILITIES

                                                        1996             1995
                                                    -----------       ----------
Taxes other than income .....................       $ 2,871,794       $2,458,984
Accrued litigation costs ....................         4,114,472           63,048
Accrued insurance costs .....................         1,858,651          653,690
Accrued compensation and other ..............         4,078,747        3,496,886
                                                    -----------       ----------
                                                    $12,923,664       $6,672,608
                                                    ===========       ==========
NOTE H - OTHER DEBT

                                                                                1996          1995
                                                                             -----------   -----------
Notes payable to former stockholders of Pro Rental, with principal
    and interest at 5.6% due at maturity in January 1996  ................   $      --     $34,335,000

Obligation payable under noncompete agreement, due in 24 monthly installments of $125,000 commencing April 1, 1996, with interest
    imputed at 5.32% .....................................................     1,825,669     2,831,697

Obligation payable under consulting agreement, in 96 monthly installments
    of $33,333 commencing May 1, 1993, with interest imputed at 5.32% ....     1,544,987     2,020,483

Obligations under noncompete agreements, due in 60 monthly installments
    of $32,500 commencing September 1, 1995 with interest imputed at 8.75%     1,187,022     1,489,832

Other ....................................................................          --         172,593
                                                                             -----------   -----------
                                                                             $ 4,557,678   $40,849,605
                                                                             ===========   ===========

    Interest expense on loans made to the Company by the Chief Executive Officer amounted to $55,000 in 1995 and $578,875 in 1994. The loans were repaid in 1995.

    The following are scheduled maturities of debt at December 31, 1996:

        YEAR ENDING
        DECEMBER 31,
        ------------
           1997 ..............................................       $2,289,323
           1998 ..............................................          789,670
           1999 ..............................................          713,261
           2000 ..............................................          633,557
           2001 ..............................................          131,867
                                                                     ----------
                                                                     $4,557,678
                                                                     ==========

NOTE I - INCOME TAXES

    The income tax provision was comprised of the following components:

                                                YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                        1996             1995            1994
                                     -----------      ----------      ----------
Current
    Federal ...................      $ 5,261,991      $3,837,097      $     --
    State .....................        1,296,506       1,226,967         255,930
    Foreign ...................        1,555,920       1,314,011       1,344,360
                                     -----------      ----------      ----------
      Total current ...........        8,114,417       6,378,075       1,600,290

Deferred
    Federal ...................        3,865,918       1,238,129            --
    State .....................        1,095,308         168,001            --
                                     -----------      ----------      ----------
      Total deferred ..........        4,961,226       1,406,130            --
                                     -----------      ----------      ----------
      Total ...................      $13,075,643      $7,784,205      $1,600,290
                                     ===========      ==========      ==========

    The income tax provision reconciled to the tax computed at the statutory Federal rate was:

                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1996      1995      1994
                                                    ------    ------    ------
Tax at statutory rate ...........................     34.0%     34.0%     34.0%
Taxes allocated to shareholders pursuant
  to subchapter  S election .....................     --        --       (34.0)
State income taxes, net of federal benefit ......      5.1       4.9       3.6
Effect of foreign operations, net of
  foreign tax credits ...........................       .5       1.0      19.0
Goodwill amortization ...........................      1.8        .7      --
Other, net ......................................       .6       1.5      --
                                                    ------    ------    ------
    Total .......................................     42.0%     42.1%     22.6%
                                                    ======    ======    ======

    Deferred tax assets and liabilities consist of the following:
                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1996            1995
                                                     -----------     -----------
Deferred tax assets
    Net operating loss carryforwards
      Federal ..................................     $ 4,594,983     $ 4,332,151
      State, net of federal benefit ............       3,102,591       3,129,095
    Accrued expenses ...........................       1,956,637         573,830
    Intangible assets ..........................         835,407          63,071
    Property assets ............................         166,422       1,143,692
    Alternative minimum tax carryforward .......         463,000            --
    Other ......................................         676,596         863,832
                                                     -----------     -----------
                                                      11,795,636      10,105,671
    Less valuation allowance ...................       3,417,591       3,129,095
                                                     -----------     -----------
                                                       8,378,045       6,976,576
Deferred tax liability
    Rental merchandise .........................       2,239,479            --
                                                     -----------     -----------
Net deferred tax asset .........................     $ 6,138,566     $ 6,976,576
                                                     ===========     ===========

                      Renters Choice, Inc. and Subsidiaries

NOTE I - INCOME TAXES - Continued

    The Company has Federal net operating loss carryforwards of $12.2 million at December 31, 1996 which were acquired in connection with the ColorTyme and Pro Rental acquisitions. The use of Federal carryforwards which expire between 2005 and 2010 are limited to approximately $3.5 million per year. Because of uncertainties with respect to allocation of future taxable income to the various states, a valuation allowance has been provided against these carryforwards. If utilized, the tax benefit will reduce goodwill.

    Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.

NOTE J - COMMITMENTS AND CONTINGENCIES

    The Company leases its office and store facilities and certain delivery vehicles. Rental expense was $15.7 million, $9.4 million and $4.4 million for 1996, 1995 and 1994, respectively. Future minimum rental payments under operating leases with remaining noncancellable lease terms in excess of one year at December 31, 1996 are as follows:

        YEAR ENDING
        DECEMBER 31,
        ------------
         1996 ...............................................    $11,425,814
         1997 ...............................................      8,801,460
         1998 ...............................................      6,283,672
         1999 ...............................................      4,006,090
         2000 ...............................................      2,280,726
         Thereafter .........................................      1,223,758
                                                                 -----------
                                                                 $34,021,520
                                                                 ===========

    The Company has agreed to indemnify its original stockholders against any additional income tax liabilities incurred by them attributable to the Company's operations during taxable periods in which the Company was an S Corporation.

    The Company is one of the defendants in a class action lawsuit which alleges that certain rent-to-own contracts entered into between Crown and the plaintiffs included fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs have obtained summary judgment against Crown, reserving damages for trial. Although the Company believes it has taken appropriate steps to defend itself, the ultimate outcome of this lawsuit cannot presently be determined.

    ColorTyme and the Company are defendants in a class action lawsuit which alleges that contracts for rent-to-own transactions violated the Wisconsin Consumer Act. The plaintiffs allege the contracts were consumer credit transactions for which ColorTyme failed to provide required disclosures and violated collection practice restrictions. The plaintiffs' complaint seeks damages in an unspecified amount. Discovery in the case is ongoing and no trial date has been scheduled. The ultimate outcome of this lawsuit cannot presently be determined.

    The Company is also involved in various other litigation and administrative proceedings in the normal course of business.

    Management believes that any losses that may result from these matters are reasonably provided for in its accrued litigation costs at December 31, 1996.

NOTE K - STOCK BASED COMPENSATION

    In November 1994, the Company established a long term incentive plan (the
    Plan) for the benefit of certain key employees and directors. Under the plan, up to 2,000,000 shares of the Company's shares are reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to employees under the plan become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. Effective September 11, 1995, the Company granted a stock award to an employee for 62,500 shares of common stock subject to forfeiture on termination of employment in certain circumstances. The amount of shares subject to forfeiture is reduced by 20% for each year of employment served. At the date of grant, the fair value of such shares was $960,938. Compensation is charged to earnings over the five years and amounted to approximately $320,000 and $63,000 in 1996 and 1995, respectively. Upon termination of employment in 1996, 37,500 shares were forfeitured in a negotiated settlement with the Company. There have been no grants of stock appreciation rights and all options had been granted with fixed prices. At December 31, 1996, there were 875,950 shares reserved for issuance under the Plan.

    The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for all other stock-based compensation is accounted for under SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with the methodology prescribed by SFAS 123, the Company's 1996 and 1995 net earnings and earnings per share would be reduced to the pro forma amounts indicated as follows:

                                                 1996                1995
                                             --------------       --------------
Net earnings
     As reported .....................       $   18,026,000       $   10,712,000
     Pro forma .......................       $   16,469,000       $   10,494,000

Earnings per common share
     As reported .....................                 $.72                 $.52
     Pro forma .......................                 $.66                 $.50

                      Renters Choice, Inc. and Subsidiaries

NOTE K - STOCK BASED COMPENSATION - Continued

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 50 percent; risk-free interest rates of
    5.75 percent; no dividend yield; and expected lives of seven years.

    Additional information with respect to options outstanding under the Plan at December 31, 1996, and changes for the two years then ended was as follows:

                                                                    1996
                                                             ------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                             SHARES     PRICE
                                                             -------   --------
Outstanding at beginning of year ....................        906,000   $   7.10
Granted .............................................        695,000      22.22
Exercised ...........................................       (109,700)      7.45
Forfeited ...........................................       (349,250)     13.81
                                                            --------

Outstanding at end of year ..........................      1,142,050      15.74
                                                           =========
Options exercisable at December 31, 1996 ............        127,800   $   9.64

Weighted average fair value per share of options
  granted during 1996 ...............................         $13.35

                                                                   1995
                                                          ---------------------
                                                                      WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                           SHARES       PRICE
                                                          ---------    --------
Outstanding at beginning of year .................             --       $  --
Granted ..........................................        1,204,500       8.75
Exercised ........................................           (3,000)      3.34
Forfeited ........................................         (295,500)      8.00
                                                          ---------
Outstanding at end of year .......................          906,000       9.02
                                                          =========
Options exercisable at December 31, 1995 .........           24,000     $ 3.34

                      Renters Choice, Inc. and Subsidiaries

NOTE K - STOCK BASED COMPENSATION - Continued

    Information about stock options outstanding at December 31, 1996 is summarized as follows:

                                   OPTIONS OUTSTANDING
                             --------------------------------
                                             WEIGHTED AVERAGE
                               NUMBER           REMAINING      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE
------------------------     -----------     ----------------   --------------
$3.34 to 6.67                  443,050         8.35 years          $  6.49
$6.68 to 18.50                 331,500         9.11 years            16.38
$18.51 to $26.75               367,500         9.45 years            26.32
                              --------
                             1,142,050
                             =========

                                                   OPTIONS EXERCISABLE
                                            ---------------------------------
                                               NUMBER         WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                    EXERCISABLE        EXERCISE PRICE
------------------------                    -----------        --------------
$3.34 to 6.67                                    75,175        $  5.61
$6.68 to 18.50                                   52,625          15.39
$18.51 to $26.75                                    -
                                               --------
                                                127,800
                                               ========

    Prior to December 1994, Renters Choice, Inc. and Talley LTO had book value stock option plans. In December 1994, the Company terminated the plans. Under the plans, options were granted to key employees for the purchase of common stock at book value, as defined by the plans, at the date of grant. Options granted generally became exercisable either immediately or over a three-year period. Stock acquired under the plans was subject to a Stock Restriction Agreement which restricted sale of stock to the Company only, at a price equal to current book value, as defined. At December 31, 1994, all options previously granted had been exercised or canceled.

    Activity under these plans in 1994 was as follows:

RENTERS CHOICE, INC.                                OPTIONS            PRICE
--------------------                                -------        -------------
Outstanding at January 1, 1994 ..............        14,875           $0 - $0.73
    Granted .................................         5,000           $     1.93
    Exercised ...............................       (16,875)          $0 - $1.93
    Canceled ................................        (3,000)       $0.74 - $1.93
                                                    -------
Outstanding at December 31, 1994 ............          --
                                                    =======

TALLEY LEASE TO OWN, INC.
-------------------------
Outstanding at January 1, 1994 ..............          --
    Granted .................................         9,200                $0.86
    Exercised ...............................        (7,700)               $0.86
    Canceled ................................        (1,500)               $0.86
                                                     ------
Outstanding at December 31, 1994 ............          --
                                                     ======

    Compensation expense was $97,920 for the year ended December 31, 1994.

                      Renters Choice, Inc. and Subsidiaries

NOTE L - MERGER OF TALLEY LEASE TO OWN, INC. INTO RENTERS CHOICE, INC. AND
         STOCK SPLITS

    On January 1, 1995, the Company effected an approximately 3.624-for-1 split of its common stock through the distribution of approximately 2.624 additional shares of common stock as a dividend with respect to each then outstanding share of common stock. Immediately thereafter, Talley LTO merged with and into Renters Choice, Inc. and each Talley LTO stockholder received approximately .354 post-split shares of the Company. The merger was accounted for at historical cost in a manner similar to a pooling of interests.

    In June 1995, the Company effected a 3 for 2 split of its common stock through the distribution of one-half additional share of common stock as a dividend with respect to each outstanding share of common stock.

    On September 11, 1995, the Board of Directors approved a 2 for 1 stock split, to be effected as a 100% stock dividend for shareholders of record as of September 29, 1995.

    All share and per share data has been retroactively restated to reflect these transactions.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash and cash equivalents and debt. The carrying amount and fair value of debt was $18,992,678 and $18,871,000, respectively, at December 31, 1996. The carrying amount of cash and cash equivalent approximates fair value at December 31, 1996.

NOTE N - UNAUDITED QUARTERLY DATA

    Summarized quarterly financial data for 1996 and 1995 is as follows:

                              1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
                              -----------  -----------  -----------  -----------
Year ended December 31, 1996
  Revenue ...................   $49,002      $57,756      $60,025      $71,182
  Operating profit ..........     6,344        7,558        7,957        9,183
  Net earnings ..............     3,617        4,369        4,729        5,311
  Earnings per share ........   $  0.15      $  0.17      $  0.19      $  0.21

Year ended December 31, 1995
  Revenue ...................   $21,045      $28,927      $36,659      $46,658
  Operating profit ..........     3,795        4,992        5,429        5,592
  Net earnings ..............     1,987        2,627        2,921        3,177
  Earnings per share ........   $  0.11      $  0.13      $  0.14      $  0.14