Form 10-Q
period 1997-03-31
RENTERS CHOICE INC
filed 1997-05-15
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997:

                  CLASS                                      OUTSTANDING
Common stock, $.01 par value per share                       24,795,310

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                     PAGE NO.
              ---------------------                                     -------
ITEM 1.   Financial Statements

          Balance Sheets as of March 31, 1997 and December 31, 1996         3

          Statements of Earnings for the three months ended
                   March 31, 1997 and 1996                                  4

          Statements of Cash Flows for the three months ended
                   March 31, 1997 and 1996                                  5

          Notes to Financial Statements                                     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                7

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                10

ITEM 6.   Exhibits and Reports on Form 8-K                                 13
-------

SIGNATURES                                                                 15

          Exhibit 11.1                                                     18

          Exhibit 27                                                       19

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                           1997          1996
                                                         Unaudited
                                                         ---------  ------------
ASSETS
     Cash and cash equivalents .....................  $  5,403,569  $  5,919,894
     Rental merchandise, net
          On rent ..................................    79,292,446    71,619,875
          Held for rent ............................    22,822,946    23,490,515
     Accounts receivable - trade, net of
     allowance of $202,115 and
          $255,812 in 1997 and 1996, respectively ..     2,745,460     3,020,631
     Income taxes receivable .......................          --       2,084,244
     Prepaid expenses and other assets .............     3,103,458     2,285,044
     Property assets, net ..........................    13,954,481    12,715,593
     Deferred income taxes .........................     6,138,566     6,138,566
     Intangible assets, net ........................    52,592,982    47,192,380
                                                      ------------  ------------
                                                      $186,053,908  $174,466,742
                                                      ============  ============
LIABILITIES
     Accounts payable - trade ......................  $ 12,794,316  $ 17,047,592
     Accrued liabilities ...........................    14,914,063    12,923,664
     Income taxes payable ..........................     1,862,435          --
     Other debt ....................................     4,050,918     4,557,678
     Revolving credit agreement ....................    21,505,000    14,435,000
                                                      ------------  ------------
                                                        55,126,732    48,963,934

COMMITMENTS AND CONTINGENCIES ......................          --            --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 5,000,000
     shares authorized; none issued ................          --            --
     Common stock, $.01 par value; 50,000,000
     shares authorized; 24,792,685 and 24,791,085
     shares issued and outstanding in 1997 and
     1996, respectively ............................       247,927       247,911
     Additional paid-in capital ....................    98,027,235    98,009,773
     Retained earnings .............................    32,652,014    27,245,124
                                                      ------------  ------------
                                                       130,927,176   125,502,808
                                                      ------------  ------------
                                                      $186,053,908  $174,466,742
                                                      ============  ============

        The accompanying notes are an integral part of these statements.

                       RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         1997           1996
                                                         ----           ----
                                                             Unaudited
Store Revenue

       Rentals and fees ..........................  $ 61,801,473   $ 45,565,352
       Merchandise sales .........................     4,259,650      3,254,453
       Other .....................................       170,259        181,936

Franchise Revenue

       Franchise merchandise sales ...............     7,389,803           --
       Royalty income and fees ...................       965,493           --
                                                      ----------     ----------
                  TOTAL REVENUE ..................    74,586,678     49,001,741

Operating Expenses

       Direct store expenses

            Depreciation of rental merchandise ...    13,109,593     10,154,647
            Cost of merchandise sold .............     3,076,658      2,401,812
            Salaries and other expenses ..........    37,122,310     26,900,783

       Franchise operation expenses

            Cost of franchise merchandise sales ..     7,079,764           --
                                                      ----------     ----------
                                                      60,388,325     39,457,242

       General and administrative expenses .......     3,128,378      2,058,646
       Amortization of intangibles ...............     1,431,011      1,141,755
                                                      ----------     ----------
                  TOTAL OPERATING EXPENSES .......    64,947,714     42,657,643
                                                      ----------     ----------
                  OPERATING PROFIT ...............     9,638,964      6,344,098

Interest income ..................................      (210,571)       (93,858)

Interest expense .................................       504,203        166,500
                                                      ----------     ----------
                  Earnings before income taxes ...     9,345,332      6,271,456

Income tax expense ...............................     3,933,274      2,654,560
                                                      ----------     ----------
                  NET EARNINGS ...................  $  5,412,058   $  3,616,896
                                                    ============   ============

Weighted average shares                               25,039,435     24,772,182
                                                    ============   ============

                  EARNINGS PER SHARE                       $0.22          $0.15
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                          1997           1996
                                                                          ----           ----
                                                                              Unaudited
Cash flows from operating activities
       Net earnings ..............................................  $  5,412,058   $  3,616,896
       Adjustments to reconcile net earnings
       to net cash provided by
         operating activities
            Depreciation of rental merchandise ...................    13,109,593     10,154,647
            Depreciation of property assets ......................     1,179,705        727,152
            Amortization of intangibles ..........................     1,431,011      1,141,755

            Other ................................................        (5,167)       (44,242)

       Changes in operating assets and liabilities

            Rental merchandise ...................................   (15,811,600)   (14,004,453)

            Accounts receivable ..................................       275,171           --

            Prepaid expenses and other assets ....................      (802,320)     1,159,174
            Accounts payable - trade .............................    (4,253,276)     1,867,554

            Accrued liabilities ..................................     1,990,399       (561,414)

            Income taxes .........................................     3,946,679      3,284,277
                                                                    ------------   ------------
               NET CASH PROVIDED BY OPERATING  ACTIVITIES ........     6,472,253      7,341,346

Cash flows from investing activities

       Purchase of property assets ...............................    (2,263,093)    (2,245,800)

       Proceeds from sale of property assets .....................        80,800         40,722

       Acquisitions of businesses ................................   (11,387,003)          --
                                                                    ------------   ------------
               NET CASH USED IN INVESTING ACTIVITIES .............   (13,569,296)    (2,205,078)

Cash flows from financing activities

       Proceeds (expenses) from public offerings .................          --          (13,674)

       Proceeds from exercise of options .........................        17,478           --
       Proceeds from debt ........................................    20,980,739           --

       Repayments of debt ........................................   (14,417,499)   (34,394,694)
                                                                    ------------   ------------
               Net cash provided by (used in) financing activities     6,580,718    (34,408,368)
                                                                    ------------   ------------
               NET DECREASE IN CASH  AND

                         CASH EQUIVALENTS ........................      (516,325)   (29,272,100)


Cash and cash equivalents at beginning of period .................     5,919,894     35,321,338
                                                                    ------------   ------------
Cash and cash equivalents at end of period .......................  $  5,403,569   $  6,049,238
                                                                    ============   ============
Supplemental cash flow information

       Cash paid during the quarter for

            Interest .............................................  $    504,203   $     59,000
            Income taxes .........................................  $    166,000   $     63,000

        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements of Renters Choice, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. The Company acquired the assets of 27 rent-to-own stores in eleven transactions during the three months ended March 31, 1997 for approximately $11.4 million. On May 15, 1996, the Company acquired all the outstanding common stock of ColorTyme, Inc. for $14.5 million in cash (the "ColorTyme Acquisition"). At the time of acquisition, ColorTyme, Inc. was a franchisor of 313 rent-to-own stores and directly owned 7 rent-to-own stores, 6 of which were purchased by the Company. Subsequent to the ColorTyme Acquisition, the Company acquired the assets of an additional eighty-eight stores in twenty-three transactions for approximately $25.6 million cash and $1.8 million in notes. All acquisitions have been accounted for as purchases and the operating results of the acquired stores have been included in the financial statements of the Company since the acquisition. The following pro forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the three month periods ending March 31, 1997 and 1996, after including the impact of adjustment for amortization of intangibles and interest expense on acquisition borrowings.

                                                 Three months ended March 31,
                                                 ----------------------------
                                                      1997              1996
                                                      ----              ----
         Revenue .............................  $75,518,000        $66,010,000

         Net earnings ........................  $ 5,502,000        $ 4,097,000

         Earnings per common share ...........  $      0.22        $      0.16

      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

         This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding the Company's ability to acquire additional rent-to-own stores on favorable terms, to enhance the performance of acquired stores and to integrate acquired stores into the Company's operations.

         In April 1995, the Company acquired 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition" and together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all the issued and outstanding stock of ColorTyme, Inc. ("ColorTyme"), a franchisor of, at the time of closing, 313 rent-to-own stores in 40 states and 7 directly owned rent-to-own stores (the "ColorTyme Acquisition"), one of which was sold after the ColorTyme Acquisition to a third party and the remainder of which were purchased by the Company. The Company acquired 88 stores between May 1 and December 31, 1996 (exclusive of the 6 stores purchased from ColorTyme) in 23 separate transactions (together with the ColorTyme Acquisition, the "1996 Acquisitions"). All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores and ColorTyme franchisor operations have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Total revenue increased by $25.6 million, or 52.2%, to $74.6 million for 1997 from $49.0 million for 1996. The increase in total revenue was primarily attributable to the inclusion of the 209 stores acquired prior to March 31, 1996 and the ColorTyme acquisition. Same store revenues increased by 9.6%, from $48.4 million to $53.1 million. Same store revenues represents revenues earned in stores that were operated by the Company for the entire three-month periods ending March 31, 1996 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $3.0 million, or 29.7%, to $13.1 million for 1997 from $10.1 million for 1996. Depreciation of rental merchandise expressed as a percent of rental and fee revenue decreased from 22.3% in 1996 to 21.2% in 1997. The decrease was primarily attributable to higher rental rates on rental merchandise.

         Salaries and other expenses expressed as a percentage of total revenues, net of franchising related revenues, increased to 56% for 1997 from 54.9% for 1996 primarily as a result of increases in salaries for employees of the 1996 Acquisition stores immediately following the acquisitions while store revenues have increased gradually. General and administrative expenses expressed as a percent of total revenue remained constant for both periods at 4.2%.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

         Operating profit increased by $3.3 million, or 51.9% to $9.6 million for 1997 from $6.3 million for 1996. This improvement was attributable to an increase in both the number of items on rent and in revenue earned per item. The 1996 and 1997 Acquisitions plus the operating profit contribution from ColorTyme also contributed to the increase.

         Net earnings increased by $1.8 million, or 49.6%, to $5.4 million in 1997 from $3.6 million in 1996. The improvement was a result of the increase in operating profit described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold or charged-off or is no longer suitable for rent. During the quarter ended March 31, 1997, the Company acquired 27 stores for an aggregate purchase price of $11.4 million, all of which was paid in cash. The Company also opened an additional 2 stores during the first quarter of 1997.

         The Company purchased $24.1 million and $15.3 million of rental merchandise during the three months ended March 31, 1997 and 1996, respectively.

         For the three months ended March 31, 1997, cash provided by operating activities decreased by $870,000, from $7.3 million in 1996 to $6.5 million in 1997, primarily due to the timing of the payment of various operating expenses offset by increased rental merchandise purchases. Cash used in investing activities increased by $11.4 million from $2.2 million in 1996 to $13.6 million in 1997. Cash provided by financing activities was $6.6 million for the three months ended March 31, 1997.

         The Company has a $90 million credit facility with a group of banks. Borrowings under the facility bear interest at a rate equal to the designated prime rate (8-1/2% per annum at April 1, 1997) or 1.10% to 1.65% over LIBOR (5.6879% at April 1, 1997) at the Company's option. At March 31, 1997, the average rate on outstanding borrowings was 7.01%, and for the quarter the weighted average interest rate under this facility was 6.7%. Borrowings are collateralized by a lien on substantially all of the assets of the Company. A commitment fee equal to .30% to .50% of the unused portion of the term loan facility is payable quarterly. The credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. On March 31, 1997, the outstanding borrowings under this revolving credit agreement were $21.5 million. The credit facility expires in December, 1999.

         In connection with certain stores acquired by the Company in 1993, monthly payments of $33,333 are due under a consulting agreement through April 1, 2001, and monthly payments of $125,000 are due under a non-competition agreement through January 1998. If the settlement agreement described under the caption "Part II. Item 1. Legal Proceedings - IN RE: DEF INVESTMENTS, INC." is executed, the Company will be released from its obligation to make payments under such consulting and non-competition agreements, in exchange for a final cash payment of approximately $3.25 million (the "Settlement Amount"). Management expects to pay the Settlement Amount during 1997, and believes that its borrowing capacity under its credit facility and cash flow from operations will be sufficient to fund the payment.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

         In connection with the Crown Acquisition, monthly payments of $16,667 were paid under a consulting agreement through October 1996, and in connection with the Magic Acquisition, monthly payments in the aggregate amount of $32,500 each are due under certain noncompetition agreements through August 2000.

         The Company currently expects to open a total of 12-24 new stores during 1997 and a comparable number of stores in each of the next few years. Currently, the Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75% to 80% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance the Company will open any new stores in the future, or as to the number, location or profitability thereof.

         In addition to its intention to open new stores annually, the Company intends to increase the number of stores it operates through acquisitions. In particular, the Company's goal is to increase the number of stores it operates by approximately 50-60 stores during each of the next few years, primarily through acquisitions. Management believes that there are currently a number of possible future acquisition opportunities in the rent-to-own industry, and it is possible that any acquisition could be material to the Company. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable.

         Management believes that cash flow from operations and its credit facility will be adequate to fund the operations and expansion plans of the Company during 1997. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur from time to time additional short- or long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance such additional financing will be available, or if available, will be on terms acceptable to the Company.

PART II                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company and its wholly-owned subsidiary, ColorTyme, are party to various legal proceedings arising in the ordinary course of business. Except as described below, neither the Company nor ColorTyme is currently a party to any material litigation. Although the ultimate outcome of any litigation matter can never be predicted with certainty, management of the Company believes that the Company has established sufficient reserves to cover its reasonable exposure with respect to its outstanding litigation.

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

         The Miller lawsuit has been settled. This should result in a dismissal of all claims which were or could have been asserted in that case against the Company. The Company is insisting and TransAmerica has agreed that any potential obligations it or others may have under certain DEF-related loan documents to TransAmerica for indemnity be released as part of the settlement, including any claims TransAmerica might have for any indemnity claims asserted against it in the Miller lawsuit. Execution of a global settlement agreement should be simplified in light of the settlement of the Miller lawsuit.

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

         In light of the ColorTyme Acquisition and the Company's later purchase of the assets of four Milwaukee ColorTyme stores, the plaintiffs have included the Company as a defendant to the extent that the Company assumed the obligations of certain existing ColorTyme contracts through the asset purchase of the Milwaukee stores. Furthermore, the court has defined the class to include, in general, all contracts entered into with ColorTyme in the State of Wisconsin after July 1988 and those in which payments were made after July 1988.

         At this time discovery continues and no trial date has been set. Due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

LISTING OF EXHIBITS

         Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

       EXHIBIT NUMBER             DESCRIPTION
       --------------             -----------
           2.1(1)           -   Asset Purchase Agreement dated April 20, 1995
                                among Renters Choice, Inc., Crown Leasing
                                Corporation, Robert White, individually and
                                Robert White Company, a sole proprietorship owned by Robert White

           2.2(2)           -   Stock Purchase Agreement dated as of August 27,
                                1995 among Renters Choice, Inc., Starla J.
                                Flake, Rance D. Richter, Bruce S. Johnson and
                                Pro Rental, Inc.

           2.3(3)           -   Stock Purchase Agreement dated September 29,
                                1995 between the Company and Terry N. Worrell

           2.4(4)           -   Partnership Interest Purchase Agreement dated
                                September 29, 1995 among the Company, Worrell
                                Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

           2.5(5)           -   Agreement and Plan of Merger by and among
                                Renters Choice, Inc., Pro Rental, Inc., MRTO
                                Holdings, Inc. and Pro Rental II, Inc.

           2.6(6)           -   Agreement and Plan of Reorganization dated May
                                15, 1996, among Renters Choice, Inc., ColorTyme,
                                Inc., and CT Acquisition Corporation

           3.1(7)           -   Amended and Restated Certificate of
                                Incorporation of the Company

           3.2(8)           -   Certificate of Amendment to the Amended and
                                Restated Certificate of Incorporation of the Company

           3.3(9)           -   Amended and Restated Bylaws of the Company

           4.1(10)          -   Form of Certificate evidencing Common Stock

          10.1(11)*         -   Amended and Restated 1994 Renters Choice, Inc.
                                Long-Term Incentive Plan

          10.2(12)          -   Revolving Credit Agreement dated as of November
                                27, 1996 between Comerica Bank, as agent,
                                Renters Choice, Inc. and certain other lenders

          10.3(13)          -   Consulting Agreement dated April 1, 1993, by and
                                between Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

          10.4(14)          -   Non-Competition Agreement dated April 1, 1993,
                                by and between Bob A. Hardesty and Brenda K.
                                Hardesty and Renters Choice, L.P.

          10.5(15)          -   Noncompetition Agreement dated as of April 20,
                                1995, between Renters Choice, Inc. and Patrick
                                S. White

          10.6(16)          -   Consulting Agreement dated as of April 20, 1995
                                between Renters Choice, Inc. and Jeffrey W.
                                Smith

          10.7(17)          -   Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Starla J.
                                Flake

          10.8(18)          -   Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Bruce S.
                                Johnson

          10.9(19)          -   Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Rance D.
                                Richter

          10.16*            -   Employment Agreement, dated March 28, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

          10.17*            -   Stock Option Agreement, dated April 1, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

          11.1              -   Computation of Earnings per share

          27                -   Financial Data Schedule
-------------
(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 4, 1995
(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 27, 1995
(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(8) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(9) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(11) Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(12) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996
(13) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(14) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(15) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(16) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(17) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(18) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(19) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                         RENTERS CHOICE, INC.



                                         By: /s/ DANNY Z. WILBANKS
                                                 Danny Z. Wilbanks
                                                 SENIOR VICE PRESIDENT-FINANCE
                                                 AND CHIEF FINANCIAL OFFICER

Date:  May 14, 1997
Renters Choice, Inc.

                                  EXHIBIT INDEX

       EXHIBIT NUMBER             DESCRIPTION
       --------------             -----------
           2.1(1)           -   Asset Purchase Agreement dated April 20, 1995
                                among Renters Choice, Inc., Crown Leasing
                                Corporation, Robert White, individually and
                                Robert White Company, a sole proprietorship owned by Robert White

           2.2(2)           -   Stock Purchase Agreement dated as of August 27,
                                1995 among Renters Choice, Inc., Starla J.
                                Flake, Rance D. Richter, Bruce S. Johnson and
                                Pro Rental, Inc.

           2.3(3)           -   Stock Purchase Agreement dated September 29,
                                1995 between the Company and Terry N. Worrell

           2.4(4)           -   Partnership Interest Purchase Agreement dated
                                September 29, 1995 among the Company, Worrell
                                Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

           2.5(5)           -   Agreement and Plan of Merger by and among
                                Renters Choice, Inc., Pro Rental, Inc., MRTO
                                Holdings, Inc. and Pro Rental II, Inc.

           2.6(6)           -   Agreement and Plan of Reorganization dated May
                                15, 1996, among Renters Choice, Inc., ColorTyme,
                                Inc., and CT Acquisition Corporation

           3.1(7)           -   Amended and Restated Certificate of
                                Incorporation of the Company

           3.2(8)           -   Certificate of Amendment to the Amended and
                                Restated Certificate of Incorporation of the Company

           3.3(9)           -   Amended and Restated Bylaws of the Company

           4.1(10)          -   Form of Certificate evidencing Common Stock

          10.1(11)*         -   Amended and Restated 1994 Renters Choice, Inc.
                                Long-Term Incentive Plan

          10.2(12)          -   Revolving Credit Agreement dated as of November
                                27, 1996 between Comerica Bank, as agent,
                                Renters Choice, Inc. and certain other lenders

          10.3(13)          -   Consulting Agreement dated April 1, 1993, by and
                                between Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

          10.4(14)          -   Non-Competition Agreement dated April 1, 1993,
                                by and between Bob A. Hardesty and Brenda K.
                                Hardesty and Renters Choice, L.P.

          10.5(15)          -   Noncompetition Agreement dated as of April 20,
                                1995, between Renters Choice, Inc. and Patrick
                                S. White

          10.6(16)          -   Consulting Agreement dated as of April 20, 1995
                                between Renters Choice, Inc. and Jeffrey W.
                                Smith

          10.7(17)          -   Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Starla J.
                                Flake

          10.8(18)          -   Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Bruce S.
                                Johnson

          10.9(19)          -   Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Rance D.
                                Richter

          10.16*            -   Employment Agreement, dated March 28, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

          10.17*            -   Stock Option Agreement, dated April 1, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

          11.1              -   Computation of Earnings per share

          27                -   Financial Data Schedule
------------
(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 4, 1995
(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 27, 1995
(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(8) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(9) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(11) Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(12) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996
(13) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(14) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(15) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(16) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(17) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(18) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(19) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)