Form 10-Q
period 1997-06-30
RENTERS CHOICE INC
filed 1997-08-12
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1997:


               CLASS                                             OUTSTANDING
Common stock, $.01 par value per share                            24,857,196

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1. Financial Statements

        Balance Sheets as of June 30, 1997 and December 31, 1996 ...........   3

        Statements of Earnings for the six months ended
           June 30, 1997 and 1996 ..........................................   4

        Statements of Earnings for the three months ended
           June 30, 1997 and 1996 ..........................................   5

        Statements of Cash Flows for the six months ended
           June 30, 1997 and 1996 ..........................................   6

        Notes to Financial Statements ......................................   7

ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................   8

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ..................................................  11

ITEM 6. Exhibits and Reports on Form 8-K ...................................  14

SIGNATURES .................................................................  16

           Exhibit 11.1 ....................................................  17

           Exhibit 27 ......................................................  18

                      RENTERS CHOICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,    December 31,
                                                                                1997          1996
                                                                            ------------  ------------
                                                                              Unaudited
ASSETS
     Cash and cash equivalents ...........................................  $  6,445,858  $  5,919,894
     Rental merchandise, net
          On rent ........................................................    84,367,478    71,619,875
          Held for rent ..................................................    25,892,787    23,490,515
     Accounts receivable .................................................     1,695,749     3,020,631
     Income taxes receivable .............................................          --       2,084,244
     Prepaid expenses and other assets ...................................     3,763,205     2,285,044
     Property assets, net ................................................    15,315,461    12,715,593
     Deferred income taxes ...............................................     6,138,566     6,138,566
     Intangible assets, net ..............................................    61,710,719    47,192,380
                                                                            ------------  ------------
                                                                            $205,329,823  $174,466,742
                                                                            ============  ============

LIABILITIES
     Accounts payable - trade ............................................  $ 11,991,109  $ 17,047,592
     Accrued liabilities .................................................    15,290,338    12,923,664
     Income taxes payable ................................................     1,285,974          --
     Other debt ..........................................................     3,461,320     4,557,678
     Revolving credit agreement ..........................................    35,625,000    14,435,000
                                                                            ------------  ------------
                                                                              67,653,741    48,963,934

COMMITMENTS AND CONTINGENCIES ............................................          --            --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
          none issued ....................................................          --            --
     Common stock, $.01 par value; 50,000,000 shares authorized;
          24,850,571 and 24,791,085 shares issued and outstanding
          in 1997 and 1996, respectively .................................       248,498       247,911
     Additional paid-in capital ..........................................    98,418,929    98,009,773
     Retained earnings ...................................................    39,008,655    27,245,124
                                                                            ------------  ------------
                                                                             137,676,082   125,502,808

                                                                            $205,329,823  $174,466,742
                                                                            ============  ============

        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                     Six months ended June 30,
                                                     ---------------------------
                                                        1997           1996
                                                     ------------   ------------
                                                              Unaudited
Store Revenue

      Rentals and fees ...........................   $130,149,873   $ 93,428,734
      Merchandise sales ..........................      7,457,069      5,763,938
      Other ......................................        338,449        361,607

Franchise Revenue

      Franchise merchandise sales ................     15,461,402      6,498,404
      Royalty income and fees ....................      1,982,401        705,279
                                                     ------------   ------------
               TOTAL REVENUE .....................    155,389,194    106,757,962

Operating Expenses

      Direct store expenses

          Depreciation of rental merchandise .....     27,510,298     20,562,611
          Cost of merchandise sold ...............      5,607,489      4,383,884
          Salaries and other expenses ............     77,143,579     54,695,439

      Franchise operation expenses
          Cost of franchise merchandise sales ....     14,725,981      6,201,945
                                                     ------------   ------------
                                                      124,987,347     85,843,879

      General and administrative expenses ........      6,772,347      4,725,082
      Amortization of intangibles ................      2,649,173      2,287,100
                                                     ------------   ------------
               TOTAL OPERATING EXPENSES ..........    134,408,867     92,856,061
                                                     ------------   ------------
               OPERATING PROFIT ..................     20,980,327     13,901,901

Interest expense, net ............................        589,534         22,814
                                                     ------------   ------------
               Earnings before income taxes ......     20,390,793     13,879,087

Income tax expense ...............................      8,622,095      5,893,202
                                                     ------------   ------------
               NET EARNINGS ......................   $ 11,768,698   $  7,985,885
                                                     ============   ============
Weighted average shares ..........................     25,091,511     24,971,287
                                                     ============   ============
               EARNINGS PER SHARE ................   $       0.47   $       0.32
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                     Three months ended June 30,
                                                     --------------------------
                                                        1997           1996
                                                     -----------   ------------
                                                             Unaudited
Store Revenue
      Rentals and fees ...........................   $68,348,400   $ 47,863,382
      Merchandise sales ..........................     3,197,419      2,509,485
      Other ......................................       168,190        179,671
Franchise Revenue
      Franchise merchandise sales ................     8,071,599      6,498,404
      Royalty income and fees ....................     1,016,908        705,279
                                                     -----------   ------------
               TOTAL REVENUE .....................    80,802,516     57,756,221

Operating Expenses
      Direct store expenses
          Depreciation of rental merchandise .....    14,400,705     10,407,964
          Cost of merchandise sold ...............     2,530,831      1,982,072
          Salaries and other expenses ............    40,021,269     27,794,656
      Franchise operation expenses
          Cost of franchise merchandise sales ....     7,646,217      6,201,945
                                                     -----------   ------------
                                                      64,599,022     46,386,637


      General and administrative expenses ........     3,643,969      2,666,436
      Amortization of intangibles ................     1,218,162      1,145,345
                                                     -----------   ------------
               TOTAL OPERATING EXPENSES ..........    69,461,153     50,198,418
                                                     -----------   ------------
               OPERATING PROFIT ..................    11,341,363      7,557,803

Interest expense (income), net ...................       295,902        (49,828)
                                                     -----------   ------------
               Earnings before income taxes ......    11,045,461      7,607,631

Income tax expense ...............................     4,688,821      3,238,642
                                                     -----------   ------------
               NET EARNINGS ......................   $ 6,356,640   $  4,368,989
                                                     ===========   ============
Weighted average shares ..........................    25,143,586     25,170,392
                                                     ===========   ============
               EARNINGS PER SHARE ................   $      0.25   $       0.17
                                                     ===========   ============

        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six months ended June 30,
                                                                    ---------------------------
                                                                        1997          1996
                                                                    ------------   ------------
                                                                             Unaudited
Cash flows from operating activities
      Net earnings ...............................................  $ 11,768,698   $  7,985,885
      Adjustments to reconcile net earnings to net cash
         provided by operating activities
          Depreciation of rental merchandise .....................    27,510,298     20,562,611
          Depreciation of property assets ........................     2,508,981      1,415,455
          Amortization of intangibles ............................     2,649,173      2,287,100
          Other ..................................................        (5,167)       150,000

      Changes in operating assets and liabilities, net of effects of acquisitions

          Rental merchandise .....................................   (34,927,439)   (30,161,300)
          Accounts receivable ....................................     1,324,881           --
          Prepaid expenses and other assets ......................       241,994      1,697,556
          Intangible assets ......................................      (754,350)          --
          Accounts payable - trade ...............................    (5,056,483)    (2,228,583)
          Accrued liabilities ....................................     2,366,674       (927,890)
          Income taxes ...........................................     3,370,219      4,807,650
          Reserve for loans held with recourse ...................          --         (123,615)
                                                                    ------------   ------------
               NET CASH PROVIDED BY OPERATING  ACTIVITIES ........    10,997,479      5,464,869

Cash flows from investing activities
      Purchase of property assets ................................    (4,754,923)    (4,093,228)
      Proceeds from sale of property assets ......................       129,253        419,920
      Acquisitions of businesses .................................   (26,349,231)    (4,863,535)
                                                                    ------------   ------------
               NET CASH USED IN INVESTING ACTIVITIES .............   (30,974,901)    (8,536,843)


Cash flows from financing activities
      Proceeds from exercise of options ..........................       409,743        542,080
      Proceeds from debt .........................................    48,132,231        531,844
      Repayments of debt .........................................   (28,038,588)   (47,676,443)
      Repayment of notes receivable ..............................          --       21,338,295
                                                                    ------------   ------------
               Net cash provided by (used in) financing activities    20,503,386    (25,264,224)
                                                                    ------------   ------------
               NET INCREASE (DECREASE) IN CASH  AND
                      CASH EQUIVALENTS ...........................       525,964    (28,336,198)

Cash and cash equivalents at beginning of period .................     5,919,894     35,321,338
                                                                    ------------   ------------
Cash and cash equivalents at end of period .......................  $  6,445,858   $  6,985,140
                                                                    ============   ============
Supplemental cash flow information

      Cash paid during the period for

          Interest ...............................................  $  1,021,214   $    257,737
          Income taxes ...........................................     5,127,976      1,100,497

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

2. The Company acquired the assets of 38 rent-to-own stores in seven transactions during the three months ended June 30, 1997 for $14.9 million. During the three months ended March 31, 1997, the Company acquired the assets of 27 rent-to-own stores in nine transactions for $11.4 million. On May 15, 1996, the Company acquired all the outstanding common stock of ColorTyme, Inc. for $14.5 million in cash (the "ColorTyme Acquisition"). At the time of acquisition, ColorTyme, Inc. was a franchisor of 313 rent-to-own stores and directly owned 7 rent-to-own stores, 6 of which were purchased by the Company. Subsequent to the ColorTyme Acquisition, the Company acquired the assets of an additional eighty-eight stores in twenty-three transactions for approximately $25.6 million cash and $1.8 million in notes. All acquisitions have been accounted for as purchases and the operating results of the acquired stores have been included in the financial statements of the Company since the acquisition. The following pro forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the six and three month periods ending June 30, 1997 and 1996, after including the impact of adjustment for amortization of intangibles and interest expense on acquisition borrowings.

                         Six months ended June 30,  Three months ended June 30,
                         --------------------------  ------------------------
                             1997         1996          1997          1996
                         ------------  ------------  -----------  -----------
Revenue ...............  $161,929,000  $131,311,000  $82,863,000  $71,216,000

Net Earnings ..........  $ 11,833,000  $  8,174,000  $ 6,345,000  $ 4,600,000

Earnings per common
  share................  $       0.47  $       0.32  $      0.25  $      0.18



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

        In April 1995, the Company acquired 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition", and together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all the issued and outstanding stock of ColorTyme, Inc. ("ColorTyme"), a franchisor of, at the time of closing, 313 rent-to-own stores in 40 states and 7 directly owned rent-to-own stores (the "ColorTyme Acquisition"), one of which was sold after the ColorTyme Acquisition to a third party and the remainder of which were purchased by the Company. The Company acquired 88 stores between May 1 and December 31, 1996 (exclusive of the 6 stores purchased from ColorTyme) in 23 separate transactions (together with the ColorTyme Acquisition, the "1996 Acquisitions"). The Company has acquired 65 stores during the six months ended June 30, 1997 (the "1997 Acquisitions"). All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores and ColorTyme franchisor operations have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        Total revenue increased by $48.6 million, or 45.5%, to $155.3 million for 1997 from $106.8 million for 1996. The increase in total revenue was primarily attributable to the inclusion of the 65 stores purchased in 1997, the 1996 Acquisitions, the ColorTyme Acquisition and growth in stores which were in the system for the entirety of the two six month periods. Same store revenues increased by 8.9%, from $98 million to $107 million. Same store revenues represents revenues earned in stores that were operated by the Company for the entire six-month periods ending June 30, 1996 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

        Depreciation of rental merchandise increased by $6.9 million, or 33.8%, to $27.5 million for 1997 from $20.6 million for 1996. Depreciation of rental merchandise expressed as a percent of rental and fee revenue decreased from 22% in 1996 to 21.1% in 1997. The decrease was primarily attributable to higher rental rates on rental merchandise purchased after the 1995 Acquisitions.

        Salaries and other expenses expressed as a percentage of total store revenue increased to 55.9% for 1997 from 54.9% for 1996. This increase is attributable to an increase in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. Occupancy costs also increased as a percent of total revenue primarily because of the relocation of certain stores acquired in the 1995 and 1996 acquisitions to stores that are larger in square footage. Revenues from these larger stores increase gradually while the additional occupancy costs are incurred immediately. General and administrative expenses expressed as a percent of total revenue remained constant at 4.4% for 1997 and 1996.

        Operating profit increased by $7.1 million, or 51.0%, to $21.0 million for 1997 from $13.9 million for 1996. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1996 and 1997 Acquisitions. Net earnings increased by $3.8 million, or 47.4%, to $11.8 million in 1997 from $8.0 million in 1996. The improvement was a result of the increase in operating profit described above.

        Net interest expense increased from $23 thousand in 1996 to $590 thousand in 1997. The increased debt level relates primarily to the acquisition of stores in 1996 and 1997.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

        Total revenue increased by $23.0 million, or 39.9%, to $80.8 million for 1997 from $57.8 million for 1996. The increase in total revenue was primarily attributable to the inclusion of the 209 stores acquired in 1995 and the 1997 and 1996 Acquisitions, as well as the 21 new store locations opened by the Company in its new store opening program since 1995. Same store revenues increased by 8.3%, from $49.7 million to $53.8 million. Same store revenues represents revenues earned in stores that were operated by the Company for the entire three-month periods ending June 30, 1996 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

        Depreciation of rental merchandise increased by $4.0 million, or 38.4%, to $14.4 million for 1997 from $10.4 million for 1996. Depreciation of rental merchandise expressed as a percent of rental and fee revenue decreased from 21.7% in 1996 to 21.1% in 1997. The decrease was primarily attributable to higher rental rates on rental merchandise and operational emphasis on increasing the rental life of inventory items.

        Salaries and other expenses expressed as a percentage of total store revenue increased to 55.8% for 1997 from 55.0% for 1996 primarily as a result of increases in salaries for employees of the 1996 Acquisition and 1997 Acquisition stores immediately following the acquisitions while store revenues have increased gradually. General and administrative expenses expressed as a percent of total revenue decreased from 4.6% in 1996 to 4.5% in 1997.

        Amortization expenses decreased from 2.0% in 1996 to 1.5% in 1997, reflecting the combination of increasing revenue and the completion of amortization of customer contracts acquired in the Magic transaction during the 1997 period.

        Operating profit increased by $3.8 million, or 50.0% to $11.3 million for 1997 from $7.6 million for 1996. This improvement was attributable to an increase in both the number of items on rent and in revenue earned per item. The 1996 and 1997 Acquisitions plus the operating profit contribution from ColorTyme also contributed to this increase.

        Net earnings increased by $2.0 million, or 45.5%, to $6.4 million in 1997 from $4.4 million in 1996. The improvement was a result of the increase in operating profit described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold or charged-off or is no longer suitable for rent. During the six months ended June 30, 1997, the Company acquired 65 stores for an aggregate purchase price of $26.3 million, principally all of which was paid in cash. The Company also opened an additional 4 stores during the first two quarters of 1997.

        The Company purchased $47.9 million and $36.9 million of rental merchandise during the six months ended June 30, 1997 and 1996, respectively.

        For the six months ended June 30, 1997, cash provided by operating activities increased by $5.5 million, from $5.5 million in 1996 to $11.0 million in 1997, primarily due to increased cash earnings, offset by increased rental merchandise purchases. Cash used in investing activities increased by $22.5 million from $8.5 million in 1996 to $31.0 million in 1997, principally related to the 65 stores acquired in 1997. Cash provided by financing activities was $20.5 million for the six months ended June 30, 1997.

        The Company has a $90 million credit facility with a group of banks. Borrowings under the facility bear interest at a rate equal to the designated prime rate (8-1/2% per annum at June 30, 1997) or 1.10% to 1.65% over LIBOR (5.6879% at June 30, 1997) at the Company's option. At June 30, 1997, the average rate on outstanding borrowings was 7.0%, and for the quarter the weighted average interest rate under this facility was 6.9%. Borrowings are collateralized by a lien on substantially all of the assets of the Company. A commitment fee equal to .30% to .50% of the unused portion of the term loan facility is payable quarterly. The credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. On June 30, 1997, the outstanding borrowings under this revolving credit agreement were $35.6 million. The credit facility expires in December, 1999.

        In connection with certain stores acquired by the Company in 1993, monthly payments of $33,333 are due under a consulting agreement through April 1, 2001, and monthly payments of $125,000 are due under a non-competition agreement through January 1998. If the settlement agreement described under the caption "Part II. Item 1. Legal Proceedings - DEF INVESTMENTS, INC." is executed, the Company will be released from its obligation to make payments under such consulting and non-competition agreements, in exchange for a final cash payment of approximately $3.25 million (the "Settlement Amount") which approximates the carrying amount of the obligation at June 30, 1997. Management expects to pay the Settlement Amount during 1997, and believes that its borrowing capacity under its credit facility and cash flow from operations will be sufficient to fund the payment.

        The Company currently expects to open a total of 12 new stores during 1997 and a comparable number of stores in each of the next few years. Currently, the Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75% to 80% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance the Company will open any new stores in the future, or as to the number, location or profitability thereof.

        In addition to its intention to open new stores annually, the Company intends to increase the number of stores it operates through acquisitions. In particular, the Company's goal is to increase the number of stores it operates by approximately 15-20% of the beginning store base during each of the next few years, primarily through acquisitions. Management believes there are a number of possible future acquisition opportunities in the rent-to-own industry, and it is possible that any acquisition could be material to the Company. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable.

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

DEF INVESTMENTS, INC.

        On September 5, 1995, a complaint (the "Complaint") was filed in the United States Bankruptcy Court for the District of Minnesota (the "Bankruptcy Court") against Mr. and Mrs. Robert A. Hardesty (the "Hardestys") and the Company, among others (collectively, the "Defendants"). The Complaint was filed by the trustee (the "Trustee") for DEF Investments, Inc. ("DEF"), in connection with an involuntary chapter 7 bankruptcy case against DEF (the "DEF Bankruptcy Case") commenced on April 20, 1995 by the plaintiffs in a pending class action suit against DEF and other companies including the Company (the "Miller lawsuit").

        The Complaint sought (i) to avoid the transfer of certain assets purchased in 1993 by a predecessor of the Company from DEF and certain of its subsidiaries pursuant to the ("1993 Acquisition") and to obtain an order that such assets be turned over to the Trustee, (ii) to nullify the Hardestys' consulting and noncompetition agreements, pursuant to the terms of which the Company paid $2.0 million to the Hardestys on the closing date of the 1993 Acquisition, had paid them an additional $900,000 through the date the Complaint was filed and was obligated to pay them an additional approximately $5.3 million in varying amounts between the date the Complaint was filed and April 1, 2001,
(iii) to require the Company to make all payments due after the date the Complaint was filed under the consulting and noncompetition agreements to the Trustee for the benefit of the DEF bankruptcy estate, and (iv) to set aside all payments made by the Company prior to the filing of the Complaint to the Hardestys under the consulting and noncompetition agreements, and to grant judgment against the Hardestys and the Company for the amount of all such payments.

        On March 8, 1996, the Company reached an agreement with the Trustee and the Hardestys to settle the bankruptcy (the "Bankruptcy Settlement"). The terms of the Bankruptcy Settlement provide that the Company will be released from the fraudulent transfer claim and the obligation to pay $5.3 million under the consulting and noncompetition agreements in exchange for a cash payment of $4.75 million to the Trustee. The Bankruptcy Settlement has been reduced to writing and received approval by the Bankruptcy Court on May 28, 1997. The settlement required and the Company made a nonrefundable payment of $50,000 to the Trustee upon execution of the written settlement agreement. On November 18, 1996, the Company interplead approximately $1.53 million into the registry of the Bankruptcy Court, leaving a balance outstanding under the consulting and noncompetition agreements of approximately $3.8 million, and reducing the cash payment due under the proposed settlement agreement to approximately $3.25 million. On December 1, 1996, the Company began monthly payments of approximately $160,000 to the registry of the Bankruptcy Court, due on the first day of each month until the consulting and noncompetition agreements are fully satisfied, or the Bankruptcy Settlement is finalized, at which time the balance of the settlement amount will be payable in full. Each such monthly payment reduces on a dollar-for-dollar basis the balance due under the consulting and noncompetition agreements and the Bankruptcy Settlement.

        As part of the overall Bankruptcy Settlement, the Company will receive a full release from the fraudulent transfer claim by the Trustee on behalf of (i) DEF, (ii) its subsidiaries, all of which have filed Chapter 7 bankruptcy cases, and (iii) their respective creditors. The Bankruptcy Settlement will also result in the Bankruptcy Court issuing protective orders enjoining the Hardestys from making any claims against the Company or J. E. Talley (Chief Executive Officer, Chairman of the Board and a principal shareholder of the Company) and certain of their affiliates under the noncompetition and consulting agreements.

        The Miller lawsuit has also been settled (the "Miller Settlement") and has received preliminary state court approval. A final approval hearing is scheduled for September 15, 1997. Assuming final approval is received, the Miller Settlement will result in a dismissal of all claims which were or could have been asserted in that case against the Company. Any potential obligations the Company or others may have under certain DEF-related loan documents to TransAmerica for indemnity will be released as part of the Miller Settlement.

        The Bankruptcy Settlement and the Miller Settlement (together, the "Settlements") are each conditioned on the Miller Settlement receiving final state court approval. If such approval is received, both Settlements will close simultaneously.

        Management believes that implementation of the Settlements, which management expects to close in December 1997, will not have a material adverse effect on the Company's results of operations. If the Miller Settlement does not receive final state court approval, the Trustee would be able to proceed against the Company in the fraudulent transfer claim.

GALLAGHER V. CROWN

        On January 3, 1996, the Company was served with a class action complaint adding it as a defendant in this action originally filed in April 1994 against Crown Leasing Corporation ("Crown") and certain of its affiliates. The class consists of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995.

        The lawsuit alleges, among other things, that under certain rent-to-own contracts entered into between the plaintiff class and Crown, some of which were purportedly acquired by the Company pursuant to the Company's acquisition in April 1995 of the rent-to-own assets of Crown (the "Crown Acquisition"), the defendants charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. The amount of such excessive fees and/or interest is unspecified.

        Pursuant to the Asset Purchase Agreement entered into between Crown and its controlling shareholder and the Company in connection with the Crown Acquisition, the Company assumed no liabilities pertaining to Crown's rent-to-own contracts for the period prior to the Crown Acquisition. The Asset Purchase Agreement provides that Crown and its controlling shareholder will indemnify and hold harmless the Company against damages, including reasonable attorneys' fees, due to any claim pertaining to the operation of Crown's rent-to-own business prior to the Crown Acquisition, except as set forth below. This indemnification is applicable regardless of whether the circumstances giving rise to any such claim continued after the Crown Acquisition. Claims covered include claims of customers, other than claims relating to rent-to-own contracts entered into by Crown prior to the Crown Acquisition which remained in full force and effect on October 20, 1995. The Company has provided Crown and its controlling shareholder with a notice of indemnification and tender of defense. Crown has assumed responsibility for defending the Company in this matter pursuant to the Asset Purchase Agreement.

        The plaintiffs have obtained summary judgment against Crown on the liability issues, reserving damages for trial. Although the plaintiffs were unsuccessful in their attempt to certify a class against the Company, the plaintiffs have attempted to assert a theory of successor liability against the Company. Management believes there is no basis for a claim of successor liability against the Company, and if Crown is unable to settle the case, the Company will take appropriate steps to defend and preserve for appeal the successor liability issues at trial. The case is currently scheduled for trial on September 15, 1997.

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

        At this time no trial date has been set and due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

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

                                                 RENTERS CHOICE, INC.



                                                 By:  DANNY Z. WILBANKS
                                                      Danny Z. Wilbanks
                                                      SENIOR VICE PRESIDENT-
                                                      FINANCE AND CHIEF
                                                      FINANCIAL OFFICER
Date:  August 11, 1997
Renters Choice, Inc.