Form 10-Q
period 1997-09-30
RENTERS CHOICE INC
filed 1997-11-13
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997:

               CLASS                                         OUTSTANDING
  ---------------------------------                       ----------------
Common stock, $.01 par value per share                       24,898,321

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets as of September 30, 1997 and December 31, 1996     3

         Statements of Earnings for the nine months ended
                  September 30, 1997 and 1996                              4

         Statements of Earnings for the three months ended
                  September 30, 1997 and 1996                              5

         Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1996                              6

         Notes to Financial Statements                                     7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                8

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                11

ITEM 6.  Exhibits and Reports on Form 8-K                                 14
-------

SIGNATURES                                                                16

         Exhibit 11.1                                                     17

         Exhibit 27                                                       18

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1997           1996
                                                   -------------  --------------
                                                    Unaudited
ASSETS
     Cash and cash equivalents                     $  6,280,482    $  5,919,894
     Rental merchandise, net
          On rent                                    83,824,793      71,619,875
          Held for rent                              25,871,321      23,490,515
     Accounts receivable                              2,525,429       3,020,631
     Income taxes receivable                                 --       2,084,244
     Prepaid expenses and other assets                1,785,289       2,285,044
     Property assets, net                            16,647,569      12,715,593
     Deferred income taxes                            6,138,566       6,138,566
     Intangible assets, net                          63,311,586      47,192,380
                                                   -------------  --------------
                                                   $206,385,035    $174,466,742
                                                   =============  ==============

LIABILITIES
     Accounts payable - trade                        11,508,781      17,047,592
     Accrued liabilities                             15,508,957      12,923,664
     Income taxes payable                               973,147              --
     Other debt                                       2,911,804       4,557,678
     Revolving credit agreement                      30,740,000      14,435,000
                                                   -------------  --------------
                                                     61,642,689      48,963,934

COMMITMENTS AND CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 5,000,000
shares authorized;
          none issued                                        --              --
     Common stock, $.01 par value; 50,000,000
shares authorized;
          24,887,821 and 24,791,085 shares issued
and outstanding
          in 1997 and 1996, respectively                248,878         247,911
     Additional paid-in capital                      98,761,090      98,009,773
     Retained earnings                               45,732,378      27,245,124
                                                   -------------  --------------
                                                    144,742,346     125,502,808
                                                   -------------  --------------
                                                   $206,385,035    $174,466,742
                                                   =============  ==============

       The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       1997           1996
                                                 ---------------  --------------
                                                            Unaudited
STORE REVENUE
    Rentals and fees                               $200,970,180   $ 142,357,856
    Merchandise sales                                10,774,080       8,030,325
    Other                                               524,499         533,924
FRANCHISE REVENUE
    Franchise merchandise sales                      23,971,218      14,027,289
    Royalty income and fees                           3,013,483       1,833,148
                                                   -------------  --------------
            TOTAL REVENUE                           239,253,460     166,782,542

OPERATING EXPENSES
    Direct store expenses
        Depreciation of rental merchandise           42,270,950      31,024,771
        Cost of merchandise sold                      8,354,931       6,266,708
        Salaries and other expenses                 119,339,415      83,753,192
    Franchise operation expenses
        Cost of franchise merchandise sales          22,928,905      13,376,058
                                                   -------------  --------------
                                                    192,894,201     134,420,729

    General and administrative expenses               9,596,817       6,957,136
    Amortization of intangibles                       4,016,337       3,546,037
                                                   -------------  --------------
            TOTAL OPERATING EXPENSES                206,507,355     144,923,902
                                                   -------------  --------------
            OPERATING PROFIT                         32,746,105      21,858,640

INTEREST EXPENSE (INCOME), NET                        1,145,770        (82,717)
                                                   -------------  --------------
            EARNINGS BEFORE INCOME TAXES             31,600,335      21,941,357

INCOME TAX EXPENSE                                   13,107,914       9,226,227
                                                   -------------  --------------
            NET EARNINGS                             18,492,421   $  12,715,130
                                                   =============  ==============
WEIGHTED AVERAGE SHARES                            $ 25,155,525      25,048,765
                                                   =============  ==============
            EARNINGS PER SHARE                     $       0.74   $        0.51
                                                   =============  ==============

       The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Three months ended
                                                          September 30,
                                                   -----------------------------
                                                       1997           1996
                                                   -------------  --------------
                                                            Unaudited
STORE REVENUE
    Rentals and fees                                $70,820,307    $ 48,929,122
    Merchandise sales                                 3,317,011       2,266,387
    Other                                               186,050         172,317
FRANCHISE REVENUE
    Franchise merchandise sales                       8,509,816       7,528,885
    Royalty income and fees                           1,031,082       1,127,869
                                                   -------------  --------------
            TOTAL REVENUE                            83,864,266      60,024,580

OPERATING EXPENSES
    Direct store expenses
        Depreciation of rental merchandise           14,760,652      10,462,160
        Cost of merchandise sold                      2,747,442       1,882,824
        Salaries and other expenses                  42,195,836      29,057,753
    Franchise operation expenses
        Cost of franchise merchandise sales           8,202,924       7,174,113
                                                   -------------  --------------
                                                     67,906,854      48,576,850

    General and administrative expenses               2,824,470       2,232,054
    Amortization of intangibles                       1,367,164       1,258,937
                                                   -------------  --------------
            TOTAL OPERATING EXPENSES                 72,098,488      52,067,841
                                                   -------------  --------------
            OPERATING PROFIT                         11,765,778       7,956,739

INTEREST EXPENSE (INCOME), NET                          556,236       (105,531)
                                                   -------------  --------------
            EARNINGS BEFORE INCOME TAXES             11,209,542       8,062,270

INCOME TAX EXPENSE                                    4,485,819       3,333,025
                                                   -------------  --------------
            NET EARNINGS                            $ 6,723,723    $  4,729,245
                                                   =============  ==============
WEIGHTED AVERAGE SHARES                              25,283,553      25,203,721
                                                   =============  ==============
            EARNINGS PER SHARE                      $      0.27    $       0.19
                                                   =============  ==============

        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine months ended
                                                          September 30,
                                                   -----------------------------
                                                       1997           1996
                                                   -------------  --------------
                                                            Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                    $18,492,421    $ 12,715,130
    Adjustments to reconcile net earnings to net
      cash provided by operating activities
        Depreciation of rental merchandise           42,270,950      31,024,771
        Depreciation of property assets               3,985,204       2,548,495
        Amortization of intangibles                   4,016,337       3,546,037
        Other                                           (5,167)         225,000
    Changes in operating assets and liabilities,
      net of effects of
       acquisitions
        Rental merchandise                         (47,093,251)    (41,157,165)
        Accounts receivable                             495,202         312,810
        Prepaid expenses and other assets               544,071       1,056,243
        Intangible assets                           (1,168,940)              --
        Accounts payable - trade                    (5,538,811)         243,539
        Accrued liabilities                           2,585,293     (1,506,284)
        Income taxes payable                          3,057,391       4,660,188
        Reserve for loans held with recourse                 --       (123,614)
                                                   -------------  --------------
            NET CASH PROVIDED BY OPERATING
            ACTIVITIES                               21,640,700      13,545,150

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property assets                     (7,636,703)     (5,897,975)
    Proceeds from sale of property assets               219,202         216,058
    Acquisitions of businesses, net of cash
    acquired of $2,132,930 in 1996                 (29,274,021)     (7,935,643)
                                                   -------------   -------------
            NET CASH USED IN INVESTING ACTIVITIES  (36,691,522)    (13,617,560)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of options                   752,284         590,937
    Proceeds from debt                               71,290,213         531,844
    Repayments of debt                             (56,631,087)    (48,030,976)
    Repayment of notes receivable                            --      21,338,294
                                                   -------------  --------------
            NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                     15,411,410    (25,569,901)
                                                   -------------  --------------
            NET INCREASE (DECREASE) IN CASH  AND
                   CASH EQUIVALENTS                     360,588    (25,642,311)

Cash and cash equivalents at beginning of period      5,919,894      35,321,338
                                                   -------------  --------------
Cash and cash equivalents at end of period          $ 6,280,482    $  9,679,027
                                                   =============  ==============

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

2. The Company acquired the assets of 8 rent-to-own stores in two transactions during the three months ended September 30, 1997 for $3.0 million. During the six months ended June 30, 1997, the Company acquired the assets of 64 rent-to-own stores in 16 transactions for $26.3 million. On May 15, 1996, the Company acquired all of the outstanding common stock of ColorTyme, Inc. for $14.5 million in cash (the "ColorTyme Acquisition"). At the time of acquisition, ColorTyme, Inc. was a franchisor of 313 rent-to-own stores and directly owned 7 rent-to-own stores, 6 of which were subsequently purchased by the Company. Following the ColorTyme Acquisition, and prior to December 31, 1996, the Company acquired the assets of an additional eighty-eight stores in twenty-three transactions for approximately $25.6 million cash and $1.8 million in notes. All acquisitions have been accounted for as purchases and the operating results of the acquired stores have been included in the financial statements of the Company since the acquisition. The following pro forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the nine and three month periods ending September 30, 1997 and 1996, after including the impact of adjustment for amortization of intangibles and interest expense on acquisition borrowings.

                        Nine months ended             Three months ended
                          September 30,                  September 30,
                   -----------------------------   ---------------------------
                       1997            1996           1997           1996
                   --------------  -------------   ------------   ------------
  Revenue          $ 247,520,618   $212,769,845    $84,306,987    $70,497,173

  Net Earnings     $  18,480,271   $ 13,378,153    $ 6,713,447    $ 4,933,702

  Earnings per
   common share    $        0.74   $       0.53    $      0.27    $      0.20


   The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard will not have a material impact on the disclosure of earnings per share in the Company's financial statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

      This report contains certain forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding the Company's ability to acquire additional rent-to-own stores on favorable terms, to enhance the performance of acquired stores and to integrate acquired stores into the Company's operations.

      In April 1995, the Company acquired 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition", and together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all of the issued and outstanding stock of ColorTyme, Inc. ("ColorTyme"), a franchisor of, at the time of closing, 313 rent-to-own stores in 40 states and 7 directly owned rent-to-own stores (the "ColorTyme Acquisition"), one of which was sold after the ColorTyme Acquisition to a third party and the remainder of which were subsequently purchased by the Company. The Company acquired 88 stores between May 1 and December 31, 1996 (exclusive of the 6 stores purchased from ColorTyme) in 23 separate transactions (together with the ColorTyme Acquisition, the "1996 Acquisitions"). The Company has acquired 72 stores during the nine months ended September 30, 1997 (the "1997 Acquisitions"). All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores and ColorTyme franchisor operations have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      Total revenue increased by $72.5 million, or 43%, to $239.3 million for 1997 from $166.8 million for 1996. The increase in total revenue was primarily attributable to the inclusion of the 1997 Acquisitions, the 1996 Acquisitions, the ColorTyme Acquisition and growth in stores which were in the system for the entirety of the two nine month periods. Same store revenues increased by 9%, from $147 million to $160 million. Same store revenues represents revenues earned in stores that were operated by the Company for the entire nine-month periods ending September 30, 1996 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and revenue earned per item on rent.

      Depreciation of rental merchandise increased by $11.2 million, or 36%, to $42.3 million for 1997 from $31.0 million for 1996. Depreciation of rental merchandise expressed as a percent of rental and fee revenue decreased from 21.8% in 1996 to 21.0% in 1997. The decrease was primarily attributable to higher rental rates earned on rental merchandise purchased in the 1995, 1996 and 1997 Acquisition stores.

      Salaries and other expenses expressed as a percentage of total store revenue increased to 56.2% for 1997 from 55.5% for 1996. This increase is attributable to an increase in salaries for employees of acquired stores immediately following the acquisitions while store revenues have increased gradually. Occupancy costs also increased as a percent of total revenue primarily because of the relocation of certain stores acquired in the 1996 and 1997 Acquisitions to stores that are larger in square footage. Revenues from these larger stores increase gradually while the additional occupancy costs are incurred immediately. General and administrative expenses expressed as a percent of total revenue decreased from 4.2% to 4.0% in 1997. The improvement primarily reflects the leveraging of fixed and semi-fixed costs over the 1997 higher revenue volume.

      Operating profit increased by $10.9 million, or 50%, to $32.7 million for 1997 from $21.9 million for 1996. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1995, 1996 and 1997 Acquisitions. Net earnings increased by $5.8 million, or 45%, to $18.5 million in 1997 from $12.7 million in 1996. The improvement was a result of the increase in operating profit described above.

      Net interest expense in 1997 was $1.1 million compared to 1996 in which the Company incurred no interest expense. The interest expense in 1997 is a result of increased debt levels incurred in connection with the 1996 and 1997 Acquisitions.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      Total revenue increased by $23.8 million, or 40%, to $83.9 million for 1997 from $60.0 million for 1996. The increase in total revenue was primarily attributable to the inclusion of the 160 stores acquired in the 1997 and 1996 Acquisitions, as well as the 25 new store locations opened by the Company in its new store opening program since 1995. Same store revenues increased by 10%, from $50.6 million to $55.6 million. Same store revenues represents revenues earned in stores that were operated by the Company for the entire three-month periods ending September 30, 1996 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

      Depreciation of rental merchandise increased by $4.3 million, or 41%, to $14.8 million for 1997 from $10.5 million for 1996. Depreciation of rental merchandise expressed as a percent of rental and fee revenue decreased from 21.4% in 1996 to 20.8% in 1997. The decrease was primarily attributable to higher rental rates on rental merchandise and operational emphasis on increasing the rental life of inventory items.

      Salaries and other expenses expressed as a percentage of total store revenue increased to 56.8% for 1997 from 56.6% for 1996 primarily as a result of increases in salaries for employees of the 1996 Acquisition and 1997 Acquisition stores immediately following the acquisitions while store revenues have increased gradually. General and administrative expenses expressed as a percent of total revenue decreased from 3.7% in 1996 to 3.4% in 1997.

      Amortization expenses expressed as a percentage of total revenue decreased from 2.1% in 1996 to 1.6% in 1997, reflecting the combination of increasing revenue and the completion of amortization of customer contracts acquired in the Magic Acquisition during the 1997 period.

      Operating profit increased by $3.8 million, or 48% to $11.8 million for 1997 from $8.0 million for 1996. This improvement was attributable to an increase in both the number of items on rent and in revenue earned per item. The 1996 and 1997 Acquisitions plus the operating profit contribution from ColorTyme also contributed to this increase.

      Net earnings increased by $2.0 million, or 42%, to $6.7 million in 1997 from $4.7 million in 1996. The improvement was a result of the increase in operating profit described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold or charged-off or is no longer suitable for rent. During the nine months ended September 30, 1997, the Company acquired 72 stores for an aggregate purchase price of $29.3 million, principally all of which was paid in cash. The Company also opened an additional 8 stores during the first three quarters of 1997.

      The Company purchased $62.0 million and $50.2 million of rental merchandise during the nine months ended September 30, 1997 and 1996, respectively.

      For the nine months ended September 30, 1997, cash provided by operating activities increased by $8.0 million, from $13.6 million in 1996 to $21.6 million in 1997, primarily due to increased earnings, offset by increased rental merchandise purchases and working capital used in 1997 to reduce the outstanding accounts payable-trade balance. Cash used in investing activities increased by $23.1 million from $13.6 million in 1996 to $36.7 million in 1997, principally related to the 72 stores acquired in 1997. Cash provided by financing activities was $15.4 million for the nine months ended September 30, 1997.

      The Company has a $90 million credit facility with a group of banks. Borrowings under the facility bear interest at a rate equal to the designated prime rate (8-1/2% per annum at September 30, 1997) or 1.10% to 1.65% over LIBOR (5.6875 % at September 30, 1997) at the Company's option. At September 30, 1997, the average rate on outstanding borrowings was 6.9%, and for the quarter the weighted average interest rate under this facility was 7.1%. Borrowings are collateralized by a lien on substantially all of the assets of the Company. A commitment fee equal to .30% to .50% of the unused portion of the term loan facility is payable quarterly. The credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. On September 30, 1997, the outstanding borrowings under this revolving credit agreement were $30.7 million. The credit facility expires in December, 1999.

      In connection with certain stores acquired by the Company in 1993, monthly payments of $33,333 are due under a consulting agreement through April 1, 2001, and monthly payments of $125,000 are due under a non-competition agreement through January 1998. If the settlement described under the caption "Part II.
Item 1. Legal Proceedings - In re: DEF INVESTMENTS, INC." is finalized, the Company will be released from its obligation to make payments under such consulting and non-competition agreements, in exchange for a final cash payment of approximately $3.25 million (the "Settlement Amount"). Management expects to pay the Settlement Amount (reduced dollar for dollar by all amounts paid monthly subsequent to the establishment of the Settlement Amount) during 1997, and believes that its borrowing capacity under its credit facility and cash flow from operations will be sufficient to fund the payment.

      The Company currently expects to open a total of 11-12 new stores during 1997 and a comparable number of stores in each of the next few years. Currently, the Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75% to 80% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance the Company will open any new stores in the future, or as to the number, location or profitability thereof.

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

      The Complaint sought (i) to avoid the transfer of certain assets purchased in 1993 by a predecessor of the Company from DEF and certain of its subsidiaries (the "1993 Acquisition") and to obtain an order that such assets be turned over to the Trustee, (ii) to nullify the Hardestys' consulting and noncompetition agreements, pursuant to the terms of which the Company paid $2.0 million to the Hardestys on the closing date of the 1993 Acquisition, had paid them an additional $900,000 through the date the Complaint was filed and was obligated to pay them an additional approximately $5.3 million in varying amounts between the date the Complaint was filed and April 1, 2001, (iii) to require the Company to make all payments due after the date the Complaint was filed under the consulting and noncompetition agreements to the Trustee for the benefit of the DEF bankruptcy estate, (iv) to set aside all payments made by the Company prior to the filing of the Complaint to the Hardestys under the consulting and noncompetition agreements, and (v) to grant judgment against the Hardestys and the Company for the amount of all such payments.

      On March 8, 1996, the Company reached an agreement with the Trustee and the Hardestys to settle the bankruptcy (the "Bankruptcy Settlement"). The terms of the Bankruptcy Settlement provide that the Company will be released from the fraudulent transfer claim and the obligation to pay $5.3 million under the consulting and noncompetition agreements in exchange for a cash payment of $4.75 million to the Trustee. The Bankruptcy Settlement was reduced to writing and received approval by the Bankruptcy Court on May 28, 1997. The settlement required and the Company made a nonrefundable payment of $50,000 to the Trustee upon execution of the written settlement agreement. On November 18, 1996, the Company interplead approximately $1.53 million into the registry of the Bankruptcy Court, leaving a balance outstanding under the consulting and noncompetition agreements of approximately $3.8 million, and reducing the cash payment due under the proposed settlement agreement to approximately $3.25 million. On December 1, 1996, the Company began monthly payments of approximately $160,000 to the registry of the Bankruptcy Court, due on the first day of each month until the consulting and noncompetition agreements are fully satisfied, or the Bankruptcy Settlement is closed, at which time the balance of the settlement amount will be payable in full. Each such monthly payment reduces on a dollar-for-dollar basis the balance due under the consulting and noncompetition agreements and the Bankruptcy Settlement.

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

      The Miller lawsuit has also been settled (the "Miller Settlement") and received final state court approval on September 15, 1997. The Miller Settlement will result in a dismissal of all claims which were or could have been asserted in that case against the Company. Any potential obligations the Company or others may have under certain DEF-related loan documents for indemnity will be released as part of the Miller Settlement. The Bankruptcy Settlement and the Miller Settlement (together, the "Settlements") are expected to close in December 1997.

      Management believes that implementation of the Settlements will not have a material adverse effect on the Company's results of operations.

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

      Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and the Company in connection with the Crown Acquisition, the Company assumed no liabilities pertaining to Crown's rent-to-own contracts for the period prior to the Crown Acquisition. The Asset Purchase Agreement provides that Crown and its controlling shareholder will indemnify and hold harmless the Company against damages, including reasonable attorneys' fees, due to any claim pertaining to the operation of Crown's rent-to-own business prior to the Crown Acquisition, except as set forth below. This indemnification is applicable regardless of whether the circumstances giving rise to any such claim continued after the Crown Acquisition. Claims covered include claims of customers, other than claims relating to rent-to-own contracts entered into by Crown prior to the Crown Acquisition which remained in full force and effect on October 20, 1995. The Company has provided Crown and its controlling shareholder with a notice of indemnification and tender of defense. Crown has assumed responsibility for defending the Company in this matter pursuant to the Asset Purchase Agreement.

      The plaintiffs have obtained summary judgment against Crown on the liability issues, reserving damages for trial. Although the plaintiffs were unsuccessful in their attempt to certify a class against the Company, the plaintiffs have attempted to assert a theory of successor liability against the Company. Management believes there is no basis for a claim of successor liability against the Company, and if Crown is unable to settle the case, the Company will take appropriate steps to defend and preserve for appeal the successor liability issues at trial. The case was scheduled for trial on September 15, 1997. Prior to the trial setting, the plaintiffs filed a motion for summary judgment on damages against Crown. The motion was to be decided at a hearing on August 22, 1997.

      On August 15, 1997, Crown filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (the "Bankruptcy Filing"). Contemporaneously with the Bankruptcy Filing, Crown removed the state court case in New Jersey to the New Jersey federal court and filed a Motion to Transfer Venue (the "Venue Motion") of the case to the United States District Court for the Eastern District of Texas, Sherman Division, so that it could then be assigned to the Texas bankruptcy court for further proceedings. Plaintiffs moved to remand the action to state court for the determination of damages and an entry of final judgment. The Venue Motion was granted by the New Jersey federal court, though the plaintiffs have moved for reconsideration of the court's ruling. In the meantime, the Bankruptcy Filing has been transferred to the Bankruptcy Court in El Paso, where other litigation against Crown and its owner is pending.

HINTON, SANCHEZ V. COLORTYME

      On May 25, 1994, a class action complaint was filed in Milwaukee County, Wisconsin against ColorTyme alleging that ColorTyme had entered into contracts with residents of Wisconsin that were violative of the Wisconsin Consumer Act (the "Wisconsin Act"). Specifically, the plaintiffs allege that the ColorTyme contracts were consumer credit transactions under the Wisconsin Act, and that ColorTyme failed to provide required disclosures and violated the Wisconsin Act's collection practice restrictions. The plaintiffs' complaint seeks damages in an unspecified amount.

      In light of the Company's purchase of ColorTyme in May 1996 and the Company's later purchase of the assets of four Milwaukee ColorTyme stores, the plaintiffs have included the Company as a defendant to the extent that the

Company assumed the obligations of certain existing ColorTyme contracts through the asset purchase of the Milwaukee stores. Furthermore, the court has defined the class to include, in general, all contracts entered into with ColorTyme in the State of Wisconsin after July 1988 and those in which payments were made after July 1988.

      At a mediation on June 20 and 21, 1997, ColorTyme and the Company settled the claims of the class for $2.9 million. Class counsel's fees and all expenses associated with the settlement will be paid from the $2.9 million. The settlement is subject to final court approval. ColorTyme and the Company received preliminary court approval November 10, 1997 and will deposit the $2.9 million settlement proceeds into the registry of the court prior to November 15, 1997. Class members will have an opportunity to opt out of the settlement, thereby retaining their individual claims, if any, against ColorTyme and the Company, but if three percent of the class opts out, ColorTyme and the Company have an absolute, automatic right to void the settlement. Final court approval should occur some time in early 1998. Following final court approval, the settlement proceeds will be distributed to eligible class members. Any residual funds not distributed to eligible class members will be donated to charities chosen by class counsel, ColorTyme and the Company. Definitive settlement documents are now being prepared.

PART II.  OTHER INFORMATION

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

    10.16(20)*       -  Employment  Agreement,  dated March 28,  1997,  by and
                        between Renters Choice, Inc. and Danny Z. Wilbanks

    10.17(21)*       -  Stock Option  Agreement,  dated April 1, 1997,  by and
                        between Renters Choice, Inc. and Danny Z. Wilbanks

       11.1          -  Computation of Earnings per share

        27           -  Financial Data Schedule
----------------------
(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 4, 1995
(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 27, 1995
(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(8) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(9) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994
(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(11) Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(12) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996
(13) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(14) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(15) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(16) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(17) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(18) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(19) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(20) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(21) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                          RENTERS CHOICE, INC.

                                          By: DANNY Z. WILBANKS
                                              SENIOR VICE PRESIDENT-FINANCE
                                              AND CHIEF FINANCIAL OFFICER

Date of November 11, 1997
Renters Choice, Inc.