Form 10-K
period 1997-12-31
RENTERS CHOICE INC
filed 1998-03-19
CIK 933036

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                 TITLE OF CLASS

                                ----------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AGGREGATE MARKET VALUE OF THE 15,987,466 SHARES OF COMMON STOCK HELD BY
      NON-AFFILIATES OF THE REGISTRANT AT THE CLOSING SALES PRICE ON MARCH 16,
      1998 ..................................................  $427,664,715.50

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE CLOSE OF BUSINESS
      ON MARCH 16, 1998:.....................................       24,927,596

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders of Renters Choice, Inc., are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                     PART I

    Item 1.  BUSINESS..................................................................................  1
    Item 2.  PROPERTIES................................................................................  9
    Item 3.  LEGAL PROCEEDINGS.........................................................................  9
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................... 11

                                     PART II

    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................... 12
    Item 6.  SELECTED FINANCIAL DATA................................................................... 12
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..... 14
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................... 21
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...... 21

                                    PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................... 22
    Item 11.  EXECUTIVE COMPENSATION................................................................... 22
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................... 22
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................... 22

                                     PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................... 22

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Renters Choice, Inc., a Delaware corporation (the "Company"), currently operates 508 rent-to-own stores providing high quality durable goods in 33 states and in Puerto Rico. The Company's wholly-owned subsidiary, ColorTyme, Inc. ("ColorTyme"), is a national franchisor of 262 rent-to-own stores in 37 states, all of which operate under the "ColorTyme" name. The Company's and the ColorTyme franchisees' stores offer home electronics, appliances, furniture and accessories under flexible rental purchase arrangements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company's and the ColorTyme franchisees' rental purchase arrangements are designed to appeal to a wide variety of consumers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or a lack of access to credit or because they have a temporary, short-term need or a desire to rent rather than to purchase the merchandise.

        The Company's principal executive offices are located at 13800 Montfort, Suite 300, Dallas, Texas 75240.

        ACQUISITION HISTORY

        The Company was incorporated in 1986. In 1989, J. Ernest Talley, the Company's Chairman of the Board and Chief Executive Officer, acquired a controlling interest in the Company and certain related entities, which then owned 22 rent-to-own stores located primarily in New Jersey and Puerto Rico. These related entities were merged into the Company under the name Vista Rent To Own, Inc. in 1990. In March 1993, the Company formed Renters Choice, L.P., for the purpose of acquiring from DEF Investments, Inc. and certain related entities 84 rent-to-own stores located in 12 states (the "1993 Acquisition"). The 1993 Acquisition was consummated in April 1993. The Company changed its name to Renters Choice, Inc. in December 1993 and in May 1994 the Company acquired all of the assets and liabilities of Renters Choice, L.P. in connection with the dissolution of that partnership. Effective as of January 1, 1995, Talley Lease To Own, Inc. ("Talley LTO"), a rent-to-own company owned primarily by Mr. Talley and his son Michael C. Talley, was merged into the Company, with the Company being the surviving corporation. In April 1995, the Company acquired (such acquisition being herein referred to as the "Crown Acquisition") 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (collectively, "Crown"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition"). In May 1996, the Company acquired ColorTyme, a national franchisor of rent-to-own stores (the "ColorTyme Acquisition"). At the time of the closing of the ColorTyme Acquisition, ColorTyme was a franchisor of 313 rent-to-own stores in 40 states, and directly owned seven rent-to-own stores.

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

RECENT DEVELOPMENTS

        ACQUISITIONS AND NEW STORE OPENINGS

        As the pool of available large acquisition candidates has significantly decreased in the last two years, the Company in mid-1996 launched an aggressive program to purchase smaller chains of rent-to-own stores, as well as individual stores. The Company hired a Director of Acquisitions to oversee such acquisitions. As a result of this program, the company acquired 76 stores (5 of which were subsequently consolidated) in 18 separate transactions (the "1997 Acquisitions") during 1997 for an aggregate purchase price of $30.5 million in cash. The acquired stores are located in 16 states. Management believes that the majority of the 1997 Acquisition stores are underperforming. Average monthly revenues (including rentals and fees only) for the 1997 Acquisition stores (measured immediately prior to their acquisitions) were $37,000. In addition, the Company opened 10 new stores in 4 states and in Puerto Rico during 1997.

        The Company has reorganized its regional manager territories to accommodate the stores acquired and opened during 1997 and in previous years. The Company has incorporated all acquired stores into its operating structure and installed its computer system in all such stores to enable increased monitoring of store performance.

        Management believes that the 1997 Acquisitions, along with the new stores opened, provide the Company with certain strategic benefits including (i) increased geographic presence, (ii) greater market share in certain states or regions, (iii) improved flexibility to realign regional store management responsibilities on a more favorable geographic basis, and (iv) increased economies of scale in both purchasing and advertising due to its larger store base. Management believes that substantial opportunity exists to improve the performance of the 1997 Acquisition stores and management has implemented certain operating strategies designed to improve the efficiency and performance of such stores.

        To date during 1998, the Company has acquired 4 additional stores in 2 states for an aggregate purchase price of approximately $0.8 million.

INDUSTRY OVERVIEW

        The Association of Progressive Rental Organizations ("APRO"), an industry trade association, estimates that at the end of 1995 the rent-to-own industry comprised approximately 7500 stores that provided 5.5 million products to 2.9 million households. Although, according to industry sources and management estimates, the 10 largest industry participants account for 44.7% of the total stores, management estimates that the majority of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced and is expected to continue to experience increasing consolidation. Management believes that this consolidation of operations in the industry presents opportunities for the Company, as well as other well capitalized rent-to-own operators, to continue to acquire additional stores on favorable terms.

STRATEGY

        The Company plans to continue expanding its business activities and increasing revenue by: (i) increasing the number of stores it owns, both through strategic acquisitions and new store openings; (ii) increasing the number of items on rent at each store through effective merchandising and focused advertising; (iii) increasing the average revenue per unit rented by expanding the Company's offering of higher priced merchandise; (iv) increasing the size and number of ColorTyme franchise locations; (v) closely monitoring each store's performance, through the use of its management information system, to ensure each store's adherence to established operating guidelines; and (vi) emphasizing results-oriented compensation. The Company's business strategy is designed to capitalize on the fragmentation and potential for growth of the rent-to-own industry, which management believes should provide opportunities to grow through strategic and consolidating acquisitions and through the development of new stores.

RENTERS CHOICE STORE OPERATIONS

        The number of stores operated by the Company under its Renters Choice brand increased during 1997 from 423 in January to 504 at December 31. The Company currently operates 508 stores in 33 states and in Puerto Rico, as illustrated by the following table:

                               NUMBER OF                                          NUMBER OF
LOCATION                         STORES            LOCATION                         STORES
--------                         ------            --------                         ------
Texas........................      79              Missouri.....................      8
Florida......................      39              Arizona......................      8
Ohio.........................      39              Arkansas.....................      6
Georgia......................      38              Wisconsin....................      6
Pennsylvania.................      28              Mississippi..................      6
Tennessee....................      25              Virginia.....................      5
Alabama......................      25              Colorado.....................      4
New York.....................      24              South Carolina...............      4
North Carolina...............      24              Delaware.....................      4
Michigan.....................      21              Utah.........................      3
Indiana......................      19              Iowa.........................      2
New Jersey...................      17              Massachusetts................      2
Puerto Rico..................      16              New Hampshire................      2
Illinois.....................      16              Oklahoma.....................      2
Louisiana....................      12              Nevada.......................      1
California...................      12              West Virginia................      1
Kentucky.....................       9              Maryland.....................      1

        PRODUCT SELECTION

        Each of the Company's stores offers merchandise from three basic product categories: home electronics, appliances and furniture and accessories. The Company's policy is to ensure that its stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands. The Company seeks to provide a wide variety of high quality merchandise to its customers, and emphasizes products from brand-name manufacturers. During 1997, home electronic products accounted for approximately 46% of the Company's store revenue, appliances for 24% and furniture and accessories for 30%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments. Many of the stores acquired in 1997 carried certain merchandise from other product categories and different manufacturers than those selected by the Company. As part of the integration process, the Company has standardized the inventory in each of these stores.

        Home electronic products offered by the Company's stores include televisions, video cassette recorders and stereos from top brand manufacturers such as Magnavox, Sony, JVC and Technics. The Company rents major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. The Company offers a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories. The Company offers furniture made by Ashley, England-Corsair, La-Z-Boy and other top brand manufacturers. Accessories include pictures, plants, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture.

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

        COLLECTIONS

        Store managers use the Company's computerized management information system to track cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. The Company attempts to recover the rental items by the seventh to tenth day following termination or default of a rental purchase agreement. Charge-offs due to lost or stolen merchandise, expressed as a percentage of store revenues, were approximately 2.1% in 1997, as compared to approximately 2.3% in 1996. In an effort to improve collections at the stores acquired during 1997, the Company has implemented its collection procedures in such stores, including its management incentive plans, which provide incentives to reduce the percentage of delinquent accounts.

        MANAGEMENT

        The Company's network of stores is organized geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and credit relations, deliveries and pickups, inventory management, staffing and certain marketing efforts. Each store manager reports to a regional manager who typically oversees 5 to 7 stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's 84 regional managers, in turn, report to 16 regional vice presidents, who monitor the operations of regions and, through the regional managers, individual store performance. The regional vice presidents report to the Company's senior executives. A significant portion of a regional or store manager's compensation is dependent upon store revenue and profits.

        Executive management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, employee training, personnel matters and new store site selection. Headquarters personnel also evaluate the performance of each store, including on-site reviews. The Company's business strategy emphasizes strict cost containment and operational controls.

MANAGEMENT INFORMATION SYSTEMS

        The Company uses integrated computerized management information and control systems to track each unit of merchandise in its stores and each rental purchase agreement. The Company's systems also include extensive management software and report-generating capabilities. The reports for all stores are reviewed daily by senior management and any irregularities are addressed the following business day. Each store is equipped with a computer system that tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts and other account information. The Company electronically gathers each day's activity report through the computer located at the headquarters office. This system provides the Company's management with access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and every rental purchase transaction. Utilizing the management information system, executive management, regional managers and store managers can closely monitor the productivity of stores under their supervision as compared to Company prescribed guidelines. The integration of the management information system with the Company's accounting system facilitates the production of financial statements. The Company has incorporated the stores purchased in 1997 into its management information system.

        The Company is aware of the issues associated with the programming code in existing computer and software systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company has received confirmation from its primary systems' vendors that their systems will properly handle the rollover to the Year 2000. Based upon these facts, the Company believes that the Year 2000 problem will not have a material effect on the financial position, results of operations or cash flows of the Company.

        The Company's electronics and appliances vendors are generally large, multi-national manufacturers of name brand products. These manufacturers have reviewed their products for possible Year 2000 conflicts in their annual product lineups for each of the last several years. Based on the nature of its products and the aforementioned facts, the Company believes there will be no significant Year 2000 complications with its rental products.

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

        The Company purchases the majority of its merchandise directly from manufacturers. The Company's largest suppliers include Magnavox and Whirlpool, which accounted for approximately 21.7% and 21.6%, respectively, of merchandise purchased for the Company's stores in 1997. No other supplier accounted for more than 10% of merchandise purchased by the Company during such period. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue relationships with its existing suppliers, management believes there are numerous sources of products available to the Company, and does not believe that the success of the Company's operations is dependent on any one or more of its present suppliers.

MARKETING

        The Company promotes the products and services in its stores primarily through direct mail advertising and, to a lesser extent, television, radio and secondary print media advertisement. Company advertisements emphasize such features as product and brand name selection, prompt delivery and the absence of any initial deposit, credit investigation or long-term obligation. Advertising expense as a percentage of store revenue for the year ended December 31, 1997 and 1996, was approximately 4.7% and 5.0% respectively. As the Company obtains new stores in its existing market areas, the advertising expenses of each store in the area can be reduced by listing all stores in the same market-wide advertisement.

TRADEMARKS

        The Company owns the registered trademarks "Renters Choice" and "Your Home Furnishing Outlets." The products held for rent by the Company also bear trademarks and service marks held by their manufacturers.

COMPETITION

        The rent-to-own industry is highly competitive. According to industry analysts, the 10 largest industry participants account for only 44.7% of the approximately 8300 rent-to-own stores in the United States. The Company currently is the second largest operator of rent-to-own stores with 770 stores (including the ColorTyme franchised rental centers), while Rent-A-Center, a division of Thorn EMI PLC, currently is the largest with approximately 1469 stores. The Company's stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, the Company also competes with department stores and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms. The Company's largest national competitor has significantly greater resources and name recognition than the Company.

COLORTYME OPERATIONS

        ColorTyme is a nationwide franchisor of television, stereo and furniture rental centers. During the year, 26 new ColorTyme locations were added and 58 sold or closed. Of the 54 stores sold, Renters Choice has acquired 39. As of December 31, 1997, there were approximately 262 franchised rental centers operating in 37 states.

        All ColorTyme franchised stores use ColorTyme's tradenames, service marks, trademarks, logos, emblems and indicia of origin and operate under distinctive operating procedures and standards specified by ColorTyme. ColorTyme's primary source of revenue is the sale of rental equipment to its franchisees, who, in turn, offer the equipment to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.3% to 4% of the franchisees' rental income and, generally, an initial fee of $7,500 per location for existing franchisees and up to $25,000 per location for new franchisees.

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

        The Franchise Agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types, and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix and inventory of approved products for rent as dictated by ColorTyme policy manuals, and must maintain on display at the franchised stores, such products as specified by ColorTyme. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme's largest suppliers are Whirlpool and Magnavox, which accounted for approximately 31% of merchandise purchased by ColorTyme in 1997.

        ColorTyme has established a national advertising fund (the "Fund") for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross rental payments and sales from each franchisee to be contributed to the Fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the Fund, generally consisting of advertising in print, television and radio. Furthermore, the franchisees are required to expend 3% of their monthly gross rental payments and sales on local advertising.

        ColorTyme licenses the use of its trademarks to the franchisees under the Franchise Agreement. ColorTyme owns the registered trademarks "ColorTyme," "ColorTyme-What's Right for You" and "FlexTyme", along with certain design and service marks.

GOVERNMENT REGULATION

        There currently are 45 states that have legislation regulating rental purchase transactions. Of the 33 states in which the Company operates stores, 30 require the Company to provide certain disclosures to customers regarding the terms of the rental purchase transaction, 2 regulate rental purchase transactions as credit sales and 1 state, New Jersey, currently has no legislation regulating rental purchase transactions. No federal legislation has been enacted regulating rental purchase transactions.

        With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to a customer about the rental purchase agreement and transaction. Such legislation also prescribes grace periods for nonpayment and time periods during which a customer may reinstate a rental purchase agreement, prohibits or limits certain types of collection or other practices and, in some instances, limits certain fees that may be charged. Some states, including California, Iowa, Michigan, Ohio and West Virginia, limit the total rental payments that can be charged. Such limitations, however, do not become applicable unless the total rental payments required under the rental purchase agreement exceed 200% of the "disclosed cash price" in California, Iowa and Ohio and 240% of the "retail" value in West Virginia. Michigan limits the amount that may be charged to 2.22 times the price that would have been charged had the product been purchased rather than leased.

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

        A New Jersey trial court has held that rental purchase transactions in New Jersey are credit sales subject to certain consumer protection laws which, among other things, limit maximum interest rates to 30%. No legislation has been adopted in New Jersey regulating rental purchase transactions as credit sales. The Company currently operates seventeen stores in New Jersey. Management believes that the Company's operations will not be materially affected by a binding decision or legislation requiring rental purchase transactions to be treated as credit sales because the Company anticipates that it would be able to develop and use a contractual arrangement permissible under New Jersey law similar to the rent-to-rent agreement the Company uses in Wisconsin. See "Item
3. Legal Proceedings" for further discussion of New Jersey regulatory issues.

EMPLOYEES

        As of March 16, 1998, the Company had approximately 2540 employees, of whom 44 are assigned to the Company's headquarters and the remainder of whom are directly involved in the management and operation of the Company's stores. As of the same date, ColorTyme had approximately 19 employees, all of which were employed full-time. None of the Company's nor ColorTyme's employees are covered by a collective bargaining agreement. Management believes that the Company's and ColorTyme's relationships with their respective employees are generally good.

ITEM 2.  PROPERTIES

        The Company leases space for all of its retail stores, as well as its corporate and regional offices, under operating leases expiring at various times through 2007. Most of these leases contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed upon formulas. The Company's headquarters are located at 13800 Montfort, Dallas, Texas, and consist of approximately 19,450 square feet. Store sizes range from approximately 1,500 to 8,200 square feet, and average approximately 4,290 square feet. Approximately 80% of each store's space is generally used for showroom space and 20% for offices and storage space. Management believes that suitable store space generally is available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates in the event the Company desires to open new stores.

        ColorTyme's headquarters are located at 1231 Greenway Drive in Irving, Texas, and consist of approximately 9,600 square feet.

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

IN RE: DEF INVESTMENTS, INC.

        On September 5, 1995, a complaint (the "Complaint") was filed in the United States Bankruptcy Court for the District of Minnesota (the "Bankruptcy Court") against Mr. and Mrs. Robert A. Hardesty (the "Hardestys") and the Company, among others (collectively, the "Defendants"). The Complaint was filed by the trustee (the "Trustee") for DEF Investments, Inc. ("DEF"), in an involuntary chapter 7 bankruptcy case against DEF (the "DEF Bankruptcy Case") commenced on April 20, 1995 by the plaintiffs in a pending class action suit against DEF and other companies including the Company (the "Miller Lawsuit"). The Complaint sought, among other things, to void as a fraudulent transfer the conveyance of certain assets purchased in 1993 by a predecessor of the Company from DEF and certain of its subsidiaries, to obtain an order that such assets be turned over to the Trustee, and to require the Company to make all future payments due to the Hardesty's under consulting and noncompetition agreements entered into at the time of the purchase, to the Trustee for the benefit of the DEF bankruptcy estate.

        On March 8, 1996, the Company and the Hardestys reached an agreement with the Trustee to settle the claim in bankruptcy (the "Bankruptcy Settlement"). The terms of the Bankruptcy Settlement provided for the Company to be released from the fraudulent transfer claim and the future obligation to pay the $5.3 million outstanding at March 8, 1996, under the consulting and noncompetition agreements with the Hardestys in exchange for a cash payment of $4.75 million to the Trustee. The Bankruptcy Settlement was reduced to writing and received approval by the Bankruptcy Court on June 18, 1997. The parties consummated the Bankruptcy Settlement on January 13, 1998, at which time the Company paid the remaining amount due under the Bankruptcy Settlement into the registry of the Bankruptcy Court and the Trustee dismissed the Complaint against the Company and the Hardestys with prejudice. As a part of the Bankruptcy Settlement, the Bankruptcy Court also issued a protective order enjoining the Hardestys from making any claims against the Company or J. E. Talley and certain of their affiliates under the noncompetition and consulting agreements.

        In connection with the consummation of the Bankruptcy Settlement, the Miller Lawsuit was also settled. This resulted in a dismissal of all claims which were or could have been asserted in that case against the Company. The settlement of the Miller Lawsuit also received court approval and it is now finalized. The Company made no payments in connection with the settlement of the Miller Lawsuit.

GALLAGHER V. CROWN LEASING CORPORATION

        On January 3, 1996, the Company was served with a class action complaint adding it as a defendant in this action originally filed in April 1994 against Crown Leasing Corporation ("Crown") and certain of its affiliates in state court in New Jersey. The class consists of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995.

        The lawsuit alleges, among other things, that under certain rent-to-own contracts entered into between the Plaintiff class and Crown, some of which were purportedly acquired by the Company pursuant to the Company's acquisition in April 1995 of the rent-to-own assets of Crown (the "Crown Acquisition"), the defendants failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. The amount of such excessive fees and/or interest is unspecified.

        Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and the Company in connection with the Crown Acquisition, the Company assumed no liabilities pertaining to the Crown's rent-to-own contracts for the period prior to the Crown Acquisition. The Asset Purchase Agreement provides that Crown and its controlling shareholder will indemnify and hold harmless the Company against damages, including reasonable attorneys' fees, due to any claim pertaining to the operation of Crown's rent-to-own business prior to the Crown Acquisition, except as set forth below. This indemnification is applicable regardless of whether the circumstances giving rise to any such claim continued after the Crown Acquisition. Claims covered include claims of customers, other than claims relating to rent-to-own contracts entered into by Crown prior to the Crown Acquisition which remained in full force and effect on October 20, 1995. The Company has provided Crown and its controlling shareholder with a notice of indemnification and tender of defense. Crown then assumed responsibility for defending the Company in this matter pursuant to the Asset Purchase Agreement.

        The plaintiffs have obtained summary judgment against Crown on the liability issues. Although the plaintiffs were unsuccessful in their attempt to certify a class against the Company, the plaintiffs have attempted to assert a theory of successor liability against the Company. Management believes there is no basis for a claim of successor liability against the Company, and if Crown is unable to settle the case, the Company will take appropriate steps to defend and preserve for appeal the successor liability issues at trial. The case was scheduled for trial on September 15, 1997. Prior to the trial setting, the plaintiffs filed a motion for summary judgment on damages against Crown. The motion was to be decided at a hearing on August 22, 1997.

        On August 15, 1997, Crown filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (the "Bankruptcy Filing"). Contemporaneously with the Bankruptcy Filing, Crown removed the state court case in New Jersey to the New Jersey federal court and filed a Motion to Transfer Venue (the "Venue Motion") of the case to the United States District Court for the Eastern District of Texas, Sherman Division, so that it could then be assigned to the Texas bankruptcy court for further proceedings. Plaintiffs moved to remand the action to state court for the determination of damages and an entry of final judgment. The Venue Motion was granted by the New Jersey federal court, and the Plaintiff's motion for reconsideration of the court's ruling has now been denied. In the meantime, the Bankruptcy Filing has been transferred to the Bankruptcy Court in El Paso, where other litigation against Crown and its owner is pending. Crown filed a motion with the Eastern District requesting the Gallagher case be transferred to the Western District where its bankruptcy is now pending, and that motion was recently granted. The Gallagher plaintiffs recently moved the El Paso Bankruptcy Court to lift the automatic stay and send the case back to New Jersey state court. That motion was denied on February 9, 1998, without prejudice.

        Due to the uncertainties associated with any litigation, the ultimate outcome of this matter cannot presently be determined.

HINTON, SANCHEZ V. COLORTYME, INC.

        On May 25, 1994, a class action complaint was filed in Milwaukee County, Wisconsin against ColorTyme alleging that ColorTyme had entered into contracts with residents of Wisconsin that were violative of the Wisconsin Consumer Act (the "Wisconsin Act"). Specifically, the plaintiffs alleged that the ColorTyme contracts were consumer credit transactions under the Wisconsin Act, and that ColorTyme failed to provide required disclosures and violated the Wisconsin Act's collection practice restrictions. The plaintiffs' complaint sought damages in excess of $2.0 million. Following the Company's purchase of ColorTyme in May 1996, the plaintiffs added the Company as a defendant in the case.

        At a mediation on June 20 and 21, 1997, ColorTyme and the Company settled the claims of the class, including the cost of class counsel's fees and related settlement expenses, for $2.9 million, subject to final court approval. The fairness hearing on the settlement occurred on January 26, 1998 at which time the court entered its final order approving the settlement. The settlement proceeds will now be distributed to eligible class members, with any residual funds not distributed to such class members to be donated to charities chosen by class counsel, ColorTyme and the Company.

MICHELLE NEWHOUSE V. RENTERS CHOICE, INC.

        On November 26, 1997 a class action complaint was filed against the Company by Michelle Newhouse in New Jersey state court alleging, among other things, that under certain rent-to-own contracts entered into between the plaintiffs and the Company, the Company failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Installment Sales Act. The proposed class consists of all residents of New Jersey who are or have been parties to contracts to rent-to-own merchandise from the Company within the past six years.

        The Company removed the case to federal court on January 21, 1998, and was then advised by the plaintiffs' attorney that Michelle Newhouse no longer wished to serve as class representative, and papers would be filed seeking court approval for the withdrawal of the complaint. However, management believes that it is probable that the attorneys representing the plaintiffs will file a similar complaint on behalf of a new class representative.

        Due to the uncertainties associated with any litigation, the ultimate outcome of this matter cannot presently be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock has been quoted on the National Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "RCII" since January 25, 1995, the date the Company commenced its initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported on Nasdaq.

1997                                                    HIGH                LOW
                                                      -------            -------
First Quarter ............................            $17.500            $11.750
Second Quarter ...........................             20.625             13.250
Third Quarter ............................             24.250             17.000
Fourth Quarter ...........................             24.250             18.000
1996                                                    HIGH                LOW
                                                      -------            -------
First Quarter ............................            $18.500            $12.750
Second Quarter ...........................             28.750             17.000
Third Quarter ............................             26.000             16.250
Fourth Quarter ...........................             22.750             14.125

        As of March 16, 1998, there were 76 record holders of the Common Stock.

        Since the Company's initial public offering in 1995, the Company has not paid any cash dividends and expects that it will retain all available earnings generated by its operations for the development and growth of its business. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any change in the Company's dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, contractual restrictions, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data presented below for the five years ended December 31, 1997 have been derived from the consolidated financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto included elsewhere herein.

                                                  YEAR ENDED DECEMBER 31,(1)
                                     ----------------------------------------------------
                                       1997      1996(2)     1995(3)     1994(4)   1993(4)
                                     --------   ---------    --------   -------   -------
STATEMENT OF EARNINGS DATA
REVENUE                                       (In thousands, except per share data)
Rentals and fees ..................  $275,344   $ 198,486    $126,264   $70,590   $51,162
Merchandise sales .................    14,125      10,604       6,383     3,470     1,678
Other .............................       679         687         642       325       372
Franchise revenue(6) ..............    41,393      28,188        --        --        --
                                     --------   ---------    --------   -------   -------
                                      331,541     237,965     133,289    74,385    53,212
OPERATING EXPENSES

Direct store expenses
  Depreciation of rental
    merchandise ...................    57,223      42,978      29,640    15,614    11,626
  Cost of merchandise sold ........    11,365       8,357       4,954     2,915     1,756
  Salaries and other expenses .....   162,458     116,577      70,012    37,786    27,820
Franchise operating expenses
  Cost of franchise merchandise
  sold (6) ........................    35,841      24,010        --        --        --
                                     --------   ---------    --------   -------   -------
                                      266,887     191,922     104,606    56,315    41,202
General and administrative expenses    13,304      10,111       5,766     2,809     2,151
Amortization of intangibles .......     5,412       4,891       3,109     6,022     5,304
                                     --------   ---------    --------   -------   -------
  Total operating expenses ........   285,603     206,924     113,481    65,146    48,657
                                     --------   ---------    --------   -------   -------
  Operating profit ................    45,938      31,041      19,808     9,239     4,555
Interest expense (income), net ....     1,890         (61)      1,312     2,160     1,817
                                     --------   ---------    --------   -------   -------
  Earnings before income taxes ....    44,048      31,102      18,496     7,079     2,738
Income tax expense ................    18,170      13,076       7,784     1,600       937
                                     --------   ---------    --------   -------   -------
  Net earnings ....................  $ 25,878   $  18,026    $ 10,712   $ 5,479   $ 1,801
                                     ========   =========    ========   =======   =======
Basic earnings per share ..........  $   1.04   $    0.73    $   0.52      --        --
                                     ========   =========    ========   =======   =======
Diluted earnings per share ........  $   1.03   $    0.72    $   0.52      --        --
                                     ========   =========    ========   =======   =======

OPERATING DATA

Stores open at end of period ......       504         423         325       114       112
Comparable store revenue growth (5)       8.1%        3.8%       18.1%     10.8%     11.1%

BALANCE SHEET DATA

Rental merchandise, net ...........  $112,759   $  95,110    $ 64,240   $28,096   $20,672
Intangible assets, net ............    61,183      47,192      29,549     3,712     9,741
Total assets ......................   208,868     174,467     147,294    36,959    34,813
Total debt ........................    27,172      18,993      40,850    23,383    27,592
Total liabilities .................    56,115      48,964      50,810    27,673    30,645
Stockholders' equity ..............   152,753     125,503      96,484     9,286     4,168

------------------------------------------------

(1) The Company has pursued an aggressive growth strategy since it was acquired in 1989 by J.E. Talley. Because of the significant growth of the Company since its formation, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

(2) In May 1996, the Company completed the ColorTyme Acquisition, which affects the comparability between the historical financial and operating data for the periods presented.

(3) On April 20, 1995, the Company completed the Crown Acquisition, and in September 1995, the Company completed the Magic Acquisition, both of which affect the comparability between the historical financial and operating data for the periods presented.

(4) In each of the periods presented ending prior to January 1, 1995, the Company operated as an S corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws. Accordingly, prior to January 1, 1995, the Company was not subject to federal income taxation. Earnings per share are not provided for periods prior to January 1, 1995, because operating results for these periods are not comparable.

(5) Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

(6) Prior to the Company's acquisition of ColorTyme in May 1996, the Company conducted no franchise operations. Therefore, franchise operations financial information is presented for the years ended December 31, 1996 and 1997 only.

ITEM  7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF OPERATIONS

        This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) uncertainties regarding the ability to open new stores, (ii) the ability to acquire additional rent-to-own stores on favorable terms, (iii) the ability to enhance the performance of the required stores and to integrate the acquired stores into the Company's operations, (iv) the passage of legislation adversely affecting the rent-to-own industry, (v) interest rates, and (vi) the ability of the Company to collect on its rental purchase agreements at the current rate.

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

        DEPRECIATION OF RENTAL MERCHANDISE. Except for tax purposes, the Company depreciates its rental merchandise using the income forecasting method. The income forecasting method of depreciation does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. For periods prior to 1996, the Company used the income forecasting method to calculate depreciation of its rental merchandise for tax purposes. However, in 1996, the Company began using the MACRS method of depreciation using a five-year class life for its rental purchase merchandise. In August 1997, the Internal Revenue Service issued a revenue ruling requiring rental purchase companies to use MACRS, with a 3 year class life for all purchases after August 5, 1997. The Company began application of the ruling for all purchases effective August 5, 1997, and thereafter.

        COST OF MERCHANDISE SOLD. Cost of merchandise sold represents the book value net of accumulated depreciation of rental merchandise at time of sale.

        SALARIES AND OTHER EXPENSES. Salaries and other expenses include all salaries and wages paid to store level employees and Regional Management salaries, travel and occupancy, including any related benefits and taxes, as well as all store level general and administrative expenses and selling, advertising, occupancy, non-rental depreciation and other operating expenses.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain historical Statement of Earnings data as a percentage of total revenue.

                                     YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                   (Company owned stores only)     (Franchise operations)

                                      1997    1996    1995          1997     1996     1995
                                      ----    ----    ----          ----     ----     -----
REVENUE

Rentals and fees ..................   94.9%   94.7%   94.7%          --       --       --
Merchandise Sales .................    4.9     5.0     4.8           90.3%    89.6%    --
Other/Royalties ...................    0.2     0.3     0.5            9.7     10.4     --
                                     -----   -----   -----          -----    -----    -----
                                     100.0%  100.0%  100.0%         100.0%   100.0%    --
                                     =====   =====   =====          =====    =====    =====
OPERATING EXPENSES

Direct expenses
     Depreciation of rental
merchandise .......................   19.7%   20.5%   22.2%          --       --       --
     Cost of merchandise sold .....    3.9     3.9     3.8           86.6%    85.0%    --

     Salaries and other expenses ..   56.0    55.6    52.5           1/M      --       --
                                     -----   -----   -----          -----    -----    -----
                                      79.6    80.0    78.5           86.6     85.0     --
General and administrative
expenses ..........................    3.8     3.8     4.3            5.3      7.7     --
Amortization of intangibles .......    1.7     2.3     2.3            1.0      0.6     --
                                     -----   -----   -----          -----    -----    -----
Total operating expenses ..........   85.1    86.1    85.1           92.9     93.3     --
                                     -----   -----   -----          -----    -----    -----
Operating profit ..................   14.9    13.9    14.9            7.1      6.7     --
Interest expense / (income) .......     .8     0.1     1.0           (0.6)    (1.9)    --
                                     -----   -----   -----          -----    -----    -----

Earnings before income taxes ......   14.1%   13.8%   13.9%           7.7%     8.6%    --
                                     =====   =====   =====          =====    =====    =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

        Between January 1, 1997 and December 31, 1997 the Company acquired 76 stores (5 of which were subsequently consolidated with existing locations). The 1997 Acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired operations have been included in the results of operations of the Company since the respective dates of acquisition. Primarily as a result of the 1997 Acquisitions, comparisons of the Company's operating results for 1997 and 1996 may not be meaningful or indicative of future results.

        Total revenue increased by $93.5 million, or 39.3%, to $331.5 million for 1997 from $238.0 million for 1996. The increase in total revenue was primarily attributable to the inclusion of 71 stores purchased in 1997 (net of consolidation) and the inclusion of the operating results from the franchise operations for an entire fiscal year in 1997, compared to only eight months in 1996. Total revenue exclusive of the 71 (net of consolidation) new stores and franchise operations increased by $52.6 million, or 25.1% to $262.4 million for 1997 from $209.8 million in 1996.

        Depreciation of rental merchandise increased by $14.2 million, or 33%, to $57.2 million for 1997 from $43.0 million for 1996. Depreciation of rental merchandise as a percent of total store revenue decreased to 19.7% for 1997 from 20.5% for 1996. The decrease in depreciation of rental merchandise as a percent of revenue was primarily attributable to higher rental rates on rental merchandise.

        Salaries and other expenses as a percentage of store revenue increased to 56.0% for 1997 from 55.6% for 1996. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percent of total store revenue due to the relocation of certain stores acquired in 1996 and 1997 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately. The average square footage per store was approximately 4,150 at December 31, 1996 as compared to 4,290 for 1997.

        General and administrative expenses expressed as a percentage of total revenue decreased from 4.2% in 1996 to 4.0% in 1997. Expressed as a percentage of store revenue only, general and administrative expenses, exclusive of expenses relative to ColorTyme, were 3.8% in both 1997 and 1996. Franchise general and administrative expenses as a percentage of franchise revenue totaled 5.3% in 1997, down significantly from 7.7% in 1996. This decrease was primarily attributable to our streamlining efforts as overhead reductions were implemented in 1996 and 1997.

        Operating profit increased by $14.9 million, or 48.1%, to $45.9 million for 1997 from $31.0 million for 1996. This improvement was primarily due to an increase in both the number of items on rent and in revenue earned per item on rent in the stores acquired in 1997 and 1996. The revenue increase exceeded increases in direct store expenses, as many of the stores acquired by the Company are beginning to flourish in the Company systems and processes.

        Net earnings increased by $7.9 million, or 43.9%, to $25.9 million in 1997 from $18.0 million in 1996. The improvement was the result of the increase in operating profit described above.

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

        Total revenue increased by $104.6 million, or 78.5%, to $237.9 million for 1996 from $133.3 million for 1995. The increase in total revenue was primarily attributable to the inclusion of 94 stores purchased in 1996 and the operating results from the franchise operations. Total revenue exclusive of the 94 new stores and franchise operations increased by $67.9 million, or 50.9% to $201.1 million for 1996 from $133.3 million in 1995.

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

Occupancy costs also increased as a percent of total store revenue due to the relocation of certain stores acquired in 1996 to stores that are larger in square footage. Revenue from these stores increased gradually while the additional occupancy costs are incurred immediately. The average square footage per store was approximately 3,800 at December 31, 1995 compared to 4,150 at December 31, 1996.

        General and administrative expenses expressed as a percentage of total revenue decreased to 4.2% in 1996 from 4.3% in 1995. This relatively small decrease was due to the leveraging of corporate overhead expenses over a larger store and revenue base offset by franchise general and administrative expenses incurred in 1996 for the first year of operations. Franchise general and administrative expenses as a percentage of franchise revenue totaled 7.7% in 1996. This increase was offset by the aforementioned decrease in corporate overhead for store operations in 1996, which declined to 3.8% of store revenue in 1996 compared to 4.3% in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold, charged-off or is no longer suitable for rent. During the year ended December 31, 1997, the Company acquired 71 stores (net of consolidation) for an aggregate purchase price of $30.5 million, all of which was paid in cash. During the year ended December 31, 1997, the Company purchased rental merchandise in the amount of $85.9 million. The Company purchased $75.2 million and $44.5 million of rental merchandise during the years ended December 31, 1996 and 1995, respectively.

        For 1997, cash provided by operating activities increased by $9.4 million from $19.4 million in 1996 to $28.8 million in 1997, primarily due to the $7.9 million increase in net earnings. Cash used in investing activities increased by $4.3 million from $36.3 million in 1996 to $40.6 million in 1997, primarily due to additional cash paid pursuant to the 1997 Acquisitions. Additionally, the Company paid $2.3 million more in 1997 than 1996 for the purchase of property assets. The increase is attributable primarily to relocating and improving acquired stores. During 1997, cash provided by financing activities was $10.6 million, primarily from the Company's credit facility. During 1996, cash used in financing activities was $12.5 million, which relates primarily to repayment of debt to the Magic selling shareholders which was paid in full on January 2, 1996, offset by the net proceeds of the sale of the ColorTyme franchisee loan portfolio.

        On November 27, 1996, the Company consummated a $90 million revolving line of credit with a group of banks led by Comerica Bank as agent. The credit facility has a stated term of three years and replaces the Company's prior $40 million credit facility. Advances under the line of credit may be used by the Company for general business purposes such as working capital and for the financing of acquisitions. Borrowings under the line of credit will bear interest at the Company's choice of a bank prime rate or a LIBOR-based rate, and are secured by liens on substantially all of the assets of the Company. The amount outstanding under the line of credit as of March 6, 1998 is $15 million. The facility bears a commitment fee ranging from 0.3% to 0.5% of the average unused portions.

        In connection with the 1993 Acquisition, monthly payments of $33,333 were due under a consulting agreement through April 1, 2001, and monthly payments of $125,000 were due under a non-competition agreement from February 1996 through January 1998. The settlement agreement described under the caption "Item 3. Legal Proceedings -- IN RE: DEF INVESTMENTS, INC." was completed in January 1998, at which time the Company was released from its obligation to make payments under such consulting and non-competition agreements, in exchange for a final cash payment of $950,000.

        In connection with the Crown Acquisition, monthly payments of $16,667 were made under a consulting agreement that ended in October 1996, and in connection with the Magic Acquisition, monthly payments in the aggregate amount of $32,500 each are due under certain non-competition agreements through August 2000.

        The Company currently expects to open approximately twelve new stores during 1998 and to open a comparable number of stores in each of the next few years. Currently, the Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 80% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance that the Company will open any new stores in the future, or as to the number, location or profitability thereof.

        In addition to its intention to open new stores annually, the Company intends to increase the number of stores it operates through acquisitions. In particular, the Company's goal is to increase the number of stores it operates by approximately 75-100 stores in each of the next few years, primarily through acquisitions. Management believes that there are currently a number of possible future acquisition opportunities in the rent-to-own industry, and it is possible that any acquisition could be material to the Company. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable.

        Management believes that cash flow from operations and the previously described credit facility will be adequate to fund the operations and expansion plans of the Company during 1998. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance that such additional financing will be available or, if available, will be on terms acceptable to the Company.

INFLATION

        During the years ended December 31, 1997, 1996 and 1995, the cost of rental merchandise, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental rates for its merchandise.

QUARTERLY RESULTS

        The following table contains certain unaudited historical financial information for the quarters indicated.

                                           1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                           ----------- ----------- ----------- -------------
                                                        (IN THOUSANDS)
Year ended December 31, 1997(1)
              Revenue ......................  $74,587     $80,803    $83,864    $92,288
              Operating profit .............    9,639      11,341     11,766     12,970
              Net earnings .................    5,412       6,357      6,724      7,385
              Basic Earnings per share .....     0.22        0.25       0.27       0.30
              Diluted Earnings per share ...  $  0.22     $  0.25    $  0.27    $  0.29

Year ended December 31, 1996(2)
              Revenue ......................  $49,002     $57,756    $60,025    $71,182
              Operating profit .............    6,344       7,558      7,957      9,183
              Net earnings .................    3,617       4,369      4,729      5,311
              Basic Earnings per share .....     0.15        0.18       0.19       0.21
              Diluted Earnings per share ...  $  0.15     $  0.17    $  0.19    $  0.21
-------------------------

(1) During 1997, 28 stores were purchased during the first quarter; 39 stores were purchased during the second quarter; and 9 stores were purchased during the third quarter. Of the 76 stores acquired, 5 were subsequently consolidated with existing store locations. In addition, two stores were opened during the first quarter; two stores were opened during the second quarter; four stores were opened during the third quarter; and two stores were opened during the fourth quarter.

(2) During 1996, 11 stores were purchased during the second quarter, 12 stores were purchased during the third quarter, and 71 stores were purchased during the fourth quarter of 1996. In addition, three stores were opened in the second quarter, four stores were opened in the third quarter, and six stores were opened in the fourth quarter of 1996.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

        In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The provision of SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 in 1998 and does not expect that such adoption will have a material impact on results of operations, financial position or cash flows.

        In 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The provisions of SFAS No. 131 require public companies to use a management approach to determining their operating segments. This management approach model defines operating segments as revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. SFAS No. 131 also expands the financial and descriptive information disclosures relative to the identified operating segments. The Company will adopt SFAS No. 131 in 1998 and anticipates that it will have two reportable segments, rental store operations and franchise operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company required to be included in this
Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

(*)ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(*)ITEM 11.  EXECUTIVE COMPENSATION

(*)ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(*)ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-----------------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders of Renters Choice, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        FINANCIAL STATEMENTS

     Report Of Independent Certified Public Accountants ...................  F-2

     Consolidated Financial Statements

                 Balance Sheets ...........................................  F-3
                 Statements Of Earnings ...................................  F-4
                 Statement Of Stockholders' Equity ........................  F-5
                 Statements Of Cash Flows .................................  F-6
                 Notes to Consolidated Financial Statements ...............  F-8

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
                             Choice, Inc. and Jeffrey W. Smith

           10.7(17)      -   Noncompetition Agreement dated as of  August 27, 1995 between
                             Renters Choice, Inc. and Starla J. Flake

           10.8(18)      -   Noncompetition Agreement  dated as of  August 27, 1995 between
                             Renters Choice, Inc. and Bruce S. Johnson

           10.9(19)      -   Noncompetition Agreement dated as of  August 27, 1995 between
                             Renters Choice, Inc. and Rance D. Richter

           10.10(20)     -   Option Agreement dated August 27, 1995 between the Company and
                             Terry N. Worrell

           10.11(21)     -   Option Agreement dated August 27, 1995 among the Company,
                             Worrell Investors, Inc., The Christy Ann Worrell Trust and The
                             Michael Neal Worrell Trust

           10.15(22)     -   Portfolio  Acquisition Agreement dated May 15, 1996, by and among
                             Renters Choice, Inc., ColorTyme Financial Services, Inc., and
                             STI Credit Corporation

           10.16(23)*    -   Employment Agreement, dated March 28,  1997, by and between
                             Renters Choice, Inc. and Danny Z. Wilbanks

           10.17(24)*    -   Stock Option Agreement, dated April 1, 1997, by and between
                             Renters Choice, Inc. and Danny Z. Wilbanks

            23           -   Notice of Annual Meeting of Stockholders and Proxy Statement of
                             the Company for the 1998 Annual Meeting of the Company (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A)

            23.1         -   Consent of Independent Certified Public Accountants

            27           -   Financial Data Schedule

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

(13) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(14) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(15) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(16) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(17) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(18) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(19) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(20) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995
(21) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995
(22) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(23) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(24) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                                   RENTERS CHOICE, INC.

                                                   By:    /s/ J. ERNEST TALLEY
                                                      J. Ernest Talley
                                                      CHAIRMAN OF THE BOARD AND
                                                      CHIEF EXECUTIVE OFFICER

Date:  March 16, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

                 SIGNATURE                                     TITLE                          DATE
        /s/ J. ERNEST TALLEY                 Chairman of the Board and                  March 16, 1998
    J. Ernest Talley                         Chief Executive Officer
                                             (Principal Executive Officer)


        /s/ MARK E. SPEESE
    Mark E. Speese                           President, Chief Operating Officer         March 16, 1998
                                             and Director


        /s/ DANNY Z. WILBANKS                Senior Vice President - Finance and Chief  March 16, 1998
    Danny Z. Wilbanks                        Financial Officer (Principal Financial
                                             and Accounting Officer)


        /s/ J. V. LENTELL                    Director                                   March 16, 1998
    J.V. Lentell


        /s/ JOSEPH V. MARINER                Director                                   March 16, 1998
    Joseph V.  Mariner

        /S/ REX W. THOMPSON                  Director                                   March 16, 1998
    Rex W. Thompson

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
                             Choice, Inc. and Jeffrey W. Smith

           10.7(17)      -   Noncompetition Agreement dated as of  August 27, 1995 between
                             Renters Choice, Inc. and Starla J. Flake

           10.8(18)      -   Noncompetition Agreement  dated as of  August 27, 1995 between
                             Renters Choice, Inc. and Bruce S. Johnson

           10.9(19)      -   Noncompetition Agreement dated as of  August 27, 1995 between
                             Renters Choice, Inc. and Rance D. Richter

           10.10(20)     -   Option Agreement dated August 27, 1995 between the Company and
                             Terry N. Worrell

           10.11(21)     -   Option Agreement dated August 27, 1995 among the Company,
                             Worrell Investors, Inc., The Christy Ann Worrell Trust and The
                             Michael Neal Worrell Trust

           10.15(22)     -   Portfolio  Acquisition Agreement dated May 15, 1996, by and among
                             Renters Choice, Inc., ColorTyme Financial Services, Inc., and
                             STI Credit Corporation

           10.16(23)*    -   Employment Agreement, dated March 28,  1997, by and between
                             Renters Choice, Inc. and Danny Z. Wilbanks

           10.17(24)*    -   Stock Option Agreement, dated April 1, 1997, by and between
                             Renters Choice, Inc. and Danny Z. Wilbanks

            23           -   Notice of Annual Meeting of Stockholders and Proxy Statement of
                             the Company for the 1998 Annual Meeting of the Company (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A)

            23.1         -   Consent of Independent Certified Public Accountants

            27           -   Financial Data Schedule

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

(12) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(13) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)
(14) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(15) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(16) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(17) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(18) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)
(19) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995
(20) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995
(21) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(22) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996
(23) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(24) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

                                       F-1

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

RENTERS CHOICE, INC. AND SUBSIDIARIES
Report Of Independent Certified Public Accountants ......................  F-2

Consolidated Financial Statements

        Balance Sheets ..................................................  F-3

        Statements of Earnings ..........................................  F-4

        Statement of Stockholders' Equity ...............................  F-5

        Statements of Cash Flows ........................................  F-6

 Notes To Consolidated Financial Statements .............................  F-8


                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Renters Choice, Inc.

We have audited the accompanying consolidated balance sheets of Renters Choice, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renters Choice, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Dallas, Texas
February 12, 1998

                      Renters Choice, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

(IN THOUSANDS OF DOLLARS)                                               1997      1996
                                                                    ----------- ---------
ASSETS
   Cash and cash equivalents .......................................  $  4,744  $  5,920
   Rental merchandise, net
      On rent ......................................................    89,007    71,620
      Held for rent ................................................    23,752    23,490
   Accounts receivable - trade .....................................     2,839     3,021
   Prepaid expenses and other assets ...............................     3,164     4,369
   Property assets, net ............................................    17,700    12,716
   Deferred income taxes ...........................................     6,479     6,138
   Intangible assets, net ..........................................    61,183    47,193
                                                                      --------  --------
                                                                      $208,868  $174,467
                                                                      ========  ========
LIABILITIES
   Revolving credit agreement ......................................  $ 26,280  $ 14,435
   Accounts payable - trade ........................................    11,935    17,047
   Accrued liabilities .............................................    17,008    12,924
   Other debt ......................................................       892     4,558
                                                                      --------  --------
                                                                        56,115    48,964

COMMITMENTS AND CONTINGENCIES ......................................      --        --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
      none issued ..................................................      --        --
   Common stock, $.01 par value; 50,000,000 shares authorized;
      24,904,721 and 24,791,085 shares issued and outstanding
      in 1997 and 1996, respectively ...............................       249       248
   Additional paid-in capital ......................................    99,381    98,010
   Retained earnings ...............................................    53,123    27,245
                                                                      --------  --------
                                                                       152,753   125,503
                                                                      --------  --------
                                                                   $  208,868 $  174,467
                                                                      ========  ========

        The accompanying notes are an integral part of these statements.

                      Renters Choice, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)  1997       1996        1995
                                               ---------   ----------  --------
Revenue
Store
   Rentals and fees ........................  $ 275,344   $ 198,486   $ 126,264
   Merchandise sales .......................     14,125      10,604       6,383
   Other ...................................        679         687         642
Franchise
   Merchandise sales .......................     37,385      25,229        --
   Royalty income and fees .................      4,008       2,959        --
                                              ---------   ---------   ---------
                                                331,541     237,965     133,289

Operating expenses
   Direct store expenses
     Depreciation of rental merchandise ....     57,223      42,978      29,640
     Cost of merchandise sold ..............     11,365       8,357       4,954
     Salaries and other expenses ...........    162,458     116,577      70,012
   Franchise operating expense
     Cost of merchandise sales .............     35,841      24,010        --
                                              ---------   ---------   ---------
                                                266,887     191,922     104,606

   General and administrative expenses .....     13,304      10,111       5,766
   Amortization of intangibles .............      5,412       4,891       3,109
                                              ---------   ---------   ---------

        Total operating expenses ...........    285,603     206,924     113,481
                                              ---------   ---------   ---------
        Operating profit ...................     45,938      31,041      19,808

Interest expense ...........................      2,194         606       2,202
Interest income ............................       (304)       (667)       (890)
                                              ---------   ---------   ---------

        Earnings before income taxes .......     44,048      31,102      18,496

Income tax expense .........................     18,170      13,076       7,784
                                              ---------   ---------   ---------
        NET EARNINGS .......................  $  25,878   $  18,026   $  10,712
                                              =========   =========   =========


Basic earnings per share ...................  $   1.04    $    0.73   $    0.52
                                              =========   =========   =========

Diluted earnings per share .................  $    1.03   $    0.72   $    0.52
                                              =========   =========   =========

        The accompanying notes are an integral part of these statements.

                      Renters Choice, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   UNAMORTIZED
                                 RENTERS CHOICE, INC.    ADDITIONAL                   VALUE
                                     COMMON STOCK         PAID-IN      RETAINED     OF STOCK
                                  SHARES      AMOUNT      CAPITAL      EARNINGS       AWARD       TOTAL
                                  ------      ------      -------      --------       -----       -----
(IN THOUSANDS OF DOLLARS)

Balance at January 1, 1995 .......    4,300   $ 43      $    116      $ 9,126       $  --       $  9,285

   Net earnings ..................     --      --           --          10,712         --         10,712
   Dividends paid ................     --      --           --          (1,493)        --         (1,493)
   Contribution of undistributed
      S corporation earnings .....     --      --          9,126        (9,126)        --           --
   Initial public offering of
      common stock ...............    2,587     26        23,370          --           --         23,396
   Issuance of common stock
      under stock option plan ....        1    --             10          --           --             10
   Three-for-two common
      stock split effected in
      the form of a dividend .....    3,444     34           (34)         --           --           --
   Two-for-one common stock
      split effected in the form
      of a dividend ..............   10,333    103          (103)         --           --           --
   Stock award ...................       63      1           960          --           (961)        --
   Amortization of stock award ...     --      --           --            --             63           63
   Public offering of common stock    3,650     37        54,474          --           --         54,511
                                     ------  ------       -------       -------     -------      ---------

Balance at December 31, 1995 .....   24,378    244        87,919         9,219         (898)      96,484

   Net earnings ..................     --      --           --          18,026         --         18,026
   Amortization of stock award ...     --      --            322           322
   Termination of stock award ....      (37)   --           (576)         --            576         --
   Exercise of stock options .....      107      1           695          --           --            696
   Tax benefits related to
      exercise of stock options ..     --      --            460          --           --            460
   Acquisition of ColorTyme, Inc.       343      3         9,512          --          9,515
                                     ------  ------       -------       -------     -------      ---------

Balance at December 31, 1996 .....   24,791    248        98,010        27,245         --        125,503

   Net earnings ..................     --      --           --          25,878         --         25,878
   Exercise of stock options .....      114      1           950          --           --            951
   Tax benefits related to
      exercise of stock options ..     --      --            421          --           --            421
                                     ------  ------       -------       -------     -------      ---------

Balance at December 31, 1997 .....   24,905   $249      $ 99,381       $53,123      $  --        $152,753
                                     ======  ======     =========      ========     =======      =========

        The accompanying notes are an integral part of these statements.

                      Renters Choice, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

(IN THOUSANDS OF DOLLARS)                                         1997        1996        1995
                                                               ----------  ----------  ---------
Cash flows from operating activities

   Net earnings ..............................................  $ 25,878   $ 18,026   $ 10,712
   Adjustments to reconcile net earnings
      to net cash provided by operating activities
         Depreciation of rental merchandise ..................    57,223     42,978     29,640
         Depreciation of property assets .....................     5,601      3,680      2,130
         Amortization of  intangibles ........................     5,412      4,891      3,109
         Deferred income taxes ...............................      (341)     4,961      1,406
         Other ...............................................      --           24        (91)
      Changes in operating assets and liabilities, net of
           effects of acquisitions
         Rental merchandise ..................................   (64,346)   (64,927)   (39,220)
         Accounts receivable - trade .........................       182       (602)      --
         Prepaid expenses and other assets ...................     1,252        524     (2,636)
         Accounts payable - trade ............................    (5,112)    10,745        (28)
         Accrued liabilities .................................     3,033       (939)       183
                                                                --------   --------   --------

           Net cash provided by operating activities .........    28,782     19,361      5,205

Cash flows from investing activities
   Purchase of property assets ...............................   (10,446)    (8,187)    (3,473)
   Proceeds from sale of property assets .....................       376        303        414
   Acquisitions of businesses ................................   (30,491)   (28,367)   (21,680)
                                                                --------   --------   --------
           Net cash used in investing activities .............   (40,561)   (36,251)   (24,739)

Cash flows from financing activities
   Proceeds from public stock offerings ......................      --         --       77,907
   Exercise of stock options .................................       951        696         10
   Distributions to stockholders .............................      --         --       (1,493)
   Proceeds from debt ........................................    80,656     37,733     33,083
   Repayments of debt ........................................   (71,004)   (72,278)   (49,843)
   Repayments of note payable to stockholder .................      --         --       (6,250)
   Sale of notes receivable ..................................      --       21,338       --
                                                                --------   --------   --------

           Net cash provided by (used in) financing activities    10,603    (12,511)    53,414
                                                                --------   --------   --------

           NET INCREASE (DECREASE) IN CASH AND

                 CASH EQUIVALENTS ............................    (1,176)   (29,401)    33,880

Cash and cash equivalents at beginning of year ...............     5,920     35,321      1,441
                                                                --------   --------   --------

Cash and cash equivalents at end of year .....................  $  4,744   $  5,920   $ 35,321
                                                                ========   ========   ========

        The accompanying notes are an integral part of these statements.

                      Renters Choice, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,

(IN THOUSANDS OF DOLLARS)                                                         1997      1996       1995
-------------------------                                                        -------   -------    -------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for:
      Interest ..............................................................  $  1,962   $    929   $  1,711
      Income taxes ..........................................................  $ 13,983   $  8,426   $  7,764

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

     In conjunction with the businesses acquired, liabilities were assumed as follows:

                                                                                   1997       1996       1995
                                                                               --------   --------   --------

      Fair value of assets acquired .........................................  $ 30,491   $ 57,223   $ 68,285
      Stock and options issued ..............................................      --       (9,515)      --
      Cash paid .............................................................   (30,491)   (28,367)   (21,680)
                                                                               --------   --------   --------

Liabilities assumed .........................................................  $   --     $ 19,341   $ 46,605
                                                                               ========   ========   ========

        The accompanying notes are an integral part of these statements.

                      Renters Choice, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

   PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

   The accompanying financial statements include the accounts of Renters Choice, Inc. (Renters Choice) and its franchise subsidiaries ColorTyme, Inc. (ColorTyme) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. Renters Choice leases household durable goods to customers on a rent-to-own basis. At December 31, 1997, the Company operated 504 stores which were located throughout the United States and the Commonwealth of Puerto Rico (sixteen stores).

   ColorTyme is a nationwide franchisor of television, stereo and furniture rental centers. ColorTyme's primary source of revenues is the sale of rental equipment to its franchisees, who, in turn, offer the equipment to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues are generated primarily from royalties based on the franchisee's monthly gross revenues. At December 31, 1997, there were approximately 262 franchised rental centers operating in 37 states.

   SEGMENT DISCLOSURES

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt SFAS 131 in 1998. The Company anticipates that only its rent-to-own and franchise operations will be required to be separately disclosed under the reporting guidelines of SFAS 131.

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

   INTANGIBLE ASSETS AND AMORTIZATION

   Intangible assets are stated at cost less accumulated amortization calculated by the straight-line method.

   ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

   The Company evaluates long-lived assets used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

   INCOME TAXES

   Effective January 1, 1995, the Company terminated its S corporation status and became a C corporation and, therefore, is subject to Federal income taxes. The Company provides deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable.

   EARNINGS PER SHARE AND STOCK SPLITS

   Effective for the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128), which requires the computation of basic and diluted earnings per share. The provisions of SFAS 128 have been applied retroactively to all periods presented herein. Basic earnings per share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, plus the assumed exercise of stock options at the beginning of the year.

                      Renters Choice, Inc. and Subsidiaries

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS - Continued

   In June 1995, the Company effected a 3-for-2 split of its common stock through the distribution of one-half additional share of common stock as a dividend with respect to each outstanding share of common stock.

   On September 11, 1995, the Board of Directors approved a 2-for-1 stock split, to be effected as a 100% stock dividend for shareholders of record as of September 29, 1995.

   All share and per share data has been retroactively restated to reflect these transactions.

   ADVERTISING COSTS

   Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $13.7 million, $10.6 million and $6.4 million in 1997, 1996 and 1995, respectively.

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

   RECLASSIFICATIONS

   Certain reclassifications have been made to conform to the 1997 presentation.

NOTE B - ACQUISITIONS

   During 1997, the Company acquired the assets of 76 stores in eighteen separate transactions for approximately $30.5 million in cash.

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

   The following unaudited pro forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the years presented, after including the impact of adjustments for amortization of intangibles and interest expense on acquisition borrowings:

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA) ....        1997            1996
                                                         -----------     -----------
Revenue .............................................    $   339,809     $   291,555
Net earnings ........................................    $    25,866     $    18,833
Basic earnings per common share .....................    $      1.04     $      0.76
Diluted earnings per common share ...................    $      1.03     $      0.75

   The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE C - RENTAL MERCHANDISE

(IN THOUSANDS OF DOLLARS)                                 1997            1996
                                                        --------        --------
ON RENT
   Cost ........................................        $142,408        $109,663
   Less accumulated depreciation ...............          53,401          38,043
                                                        --------        --------
                                                        $ 89,007        $ 71,620
                                                        ========        ========
HELD FOR RENT
   Cost ........................................        $ 29,975        $ 27,805
   Less accumulated depreciation ...............           6,223           4,315
                                                        --------        --------
                                                        $ 23,752        $ 23,490
                                                        ========        ========

NOTE D - PROPERTY ASSETS

(IN THOUSANDS OF DOLLARS)                                1997              1996
                                                     --------          --------

Furniture and equipment ....................         $ 13,115          $  9,259
Delivery vehicles ..........................            2,608             2,711
Leasehold improvements .....................           14,499             8,542
Construction in progress ...................              547               236
                                                     --------          --------
                                                       30,769            20,748

Accumulated depreciation ...................          (13,069)           (8,032)
                                                     --------          --------

                                                     $ 17,700          $ 12,716
                                                     ========          ========

NOTE E - INTANGIBLE ASSETS

                                           AMORTIZATION
      (IN THOUSANDS OF DOLLARS)               PERIOD           1997       1996
                                        ------------------   ---------  --------
Customer rental agreements .............     18 months       $ 1,773     $ 2,537
Noncompete agreements ..................     2 - 5 years       3,652       2,892
Consulting agreement ...................     4 years            --         2,918
Franchise network ......................     10 years          3,000       3,000
Goodwill ...............................     20 years         61,228      43,933
                                                             -------     -------
                                                              69,653      55,280

Less accumulated amortization ..........                       8,470       8,087
                                                             -------     -------

                                                             $61,183     $47,193
                                                             =======     =======

   Customer rental agreements represent the projected cash flows less servicing costs from open customer contracts of acquired stores at acquisition date and are amortized over the average stated term of the customer contract, 18 months. Noncompete agreements and the consulting agreement are amortized over the life of the respective agreements.

NOTE F - REVOLVING CREDIT AGREEMENT

   On November 27, 1996, the Company entered into a $90 million three-year revolving credit agreement with a group of banks. Borrowings under the facility bear interest at a rate equal to a designated prime rate (8.50% at December 31, 1997) or 1.10% to 1.65% over LIBOR (5.75% at December 31, 1997)
   at the Company's option. Borrowings are collateralized by a lien on substantially all of the Company's assets. A commitment fee equal to .30% to .50% of the unused portion of the term loan facility is payable quarterly. The weighted average interest rate under this facility was 7.0% and 6.7% for the years ended December 31, 1997 and 1996, respectively. The credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. At December 31, 1997, the Company has $64.5 million available under the agreement.

NOTE G - ACCRUED LIABILITIES

    (IN THOUSANDS OF DOLLARS)                                                  1997     1996
    -------------------------                                                  ----     ----
    Taxes other than income ..............................................  $ 3,700  $ 2,872
    Income taxes payable .................................................    1,762     --
    Accrued litigation costs .............................................    4,038    4,114
    Accrued insurance costs ..............................................    3,033    1,859
    Accrued compensation and other .......................................    4,475    4,079
                                                                            -------  -------
                                                                            $17,008  $12,924
                                                                            =======  =======

NOTE H - OTHER DEBT

    (IN THOUSANDS OF DOLLARS) ............................................     1997     1996

   Obligation payable under noncompete agreement, due in 24 monthly installments of $125 commencing April 1, 1996, with interest
      imputed at 5.32% ...................................................  $  --    $ 1,826

   Obligation payable under consulting agreement, in 96 monthly installments of $33.3 commencing May 1, 1993, with interest
      imputed at 5.32% - 1,545............................................    1/M      1,545

   Obligations under noncompete agreements, due in 60 monthly installments
      of $32.5 commencing September 1, 1995 with interest imputed at 8.75%      892    1,187
                                                                            -------  -------


                                                                            $   892  $ 4,558
                                                                            =======  =======

   The following are scheduled maturities of debt at December 31, 1997

       YEAR ENDING
      DECEMBER 31,
      -------------
         1998                                                                        $   289
         1999                                                                            351
         2000                                                                            252
                                                                                     -------

                                                                                     $   892
                                                                                     =======

NOTE I - INCOME TAXES

   The components of the income tax provision are as follows:

      (IN THOUSANDS OF DOLLARS)                     YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                            1997             1996          1995
                                          --------         -------        ------
Current
   Federal .......................        $ 15,028         $ 5,262        $3,837
   State .........................           1,911           1,297         1,227
   Foreign .......................           1,572           1,556         1,314
                                          --------         -------        ------
     Total current ...............          18,511           8,115         6,378

Deferred
   Federal .......................            (351)          3,866         1,238
   State .........................              10           1,095           168
                                          --------         -------        ------
     Total deferred ..............            (341)          4,961         1,406
                                          --------         -------        ------

     Total .......................        $ 18,170         $13,076        $7,784
                                          ========         =======        ======

   The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
Tax at statutory rate ............................     35.0%     34.0%     34.0%
State income taxes, net of federal benefit .......      4.6       5.1       4.9
Effect of foreign operations, net of foreign
tax credits ......................................      0.4       0.5       1.0
Goodwill amortization ............................      1.1       1.8        .7
Other, net .......................................       .2       0.6       1.5
                                                     ------    ------    ------

     Total .......................................     41.3%     42.0%     42.1%
                                                     ======    ======    ======

   Deferred tax assets and liabilities consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------
                                                              1997        1996
                                                            --------     -------
Deferred tax assets
   Net operating loss carryforwards
     Federal .........................................      $ 4,202      $ 4,595
     State ...........................................        2,614        3,103
   Accrued expenses ..................................        4,267        1,957
   Intangible assets .................................        1,079          835
   Property assets ...................................          783          166
   Alternative minimum tax carryforward ..............          463          463
   Other .............................................          124          676
                                                            -------      -------
                                                             13,532       11,795

   Less valuation allowance ..........................        2,930        3,418
                                                            -------      -------
                                                             10,602        8,377
Deferred tax liability

   Rental merchandise ................................        4,123        2,239
                                                            -------      -------
     Net deferred tax asset ..........................      $ 6,479      $ 6,138
                                                            =======      =======

   The Company has Federal net operating loss carryforwards of approximately $10.8 million at December 31, 1997 which were acquired in connection with purchased companies. The use of Federal carryforwards which expire between 2005 and 2010 are limited to approximately $3.5 million per year. Because of uncertainties with respect to allocation of future taxable income to the various states, a valuation allowance has been provided against these carryforwards. If utilized, the tax benefit will reduce goodwill.

NOTE J - COMMITMENTS AND CONTINGENCIES

   The Company leases its office and store facilities and certain delivery vehicles. Rental expense was $22.0 million, $15.7 million and $9.4 million for 1997, 1996 and 1995, respectively. Future minimum rental payments under operating leases with remaining noncancellable lease terms in excess of one year at December 31, 1997 are as follows:

      YEAR ENDING
      DECEMBER 31,                                          (IN THOUSANDS OF DOLLARS)
      ------------                                          -------------------------
         1998                                                  $  15,026
         1999                                                     12,592
         2000                                                      9,699
         2001                                                      6,797
         2002                                                      2,833
         Thereafter                                                1,235
                                                              ----------
                                                               $  48,182
                                                              ==========

   The Company has agreed to indemnify its original stockholders against any additional income tax liabilities incurred by them attributable to the Company's operations during taxable periods in which the Company was an S Corporation.

   The Company is one of the defendants in a class action lawsuit which alleges that certain rent-to-own contracts entered into between Crown and the plaintiffs included fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs have obtained summary judgment against Crown, reserving damages for trial. Crown and its controlling shareholders have agreed to indemnify the Company against any losses it may incur relating to the litigation under the terms of the Asset Purchase Agreement between Crown and the Company. Although the Company believes it has taken appropriate steps to defend itself, the ultimate outcome of this lawsuit cannot presently be determined.

   At December 31, 1997, the Company was a defendant in another class action lawsuit in New Jersey alleging violations of the New Jersey Consumer Fraud Act, Retail Installment Sales Act and usury laws, among other things. The litigation sought treble the amount of damages, if any, incurred by the plaintiff class, punitive damages, interest, attorneys fees and certain injunctive relief. The Company removed the case to federal court on January 21, 1998, and was then advised by the plaintiffs' attorney that the plaintiff no longer wished to serve as class representative. Papers were filed seeking in January 1998 seeking court approval for the withdrawal of the complaint. Management believes that it is probable that plaintiffs' attorney will file a similar complaint on behalf of a new class representative. The ultimate outcome of this lawsuit cannot presently be determined.

                      Renters Choice, Inc. and Subsidiaries

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

   The Company is also involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE K - STOCK BASED COMPENSATION

   In November 1994, the Company established a long-term incentive plan (the
   Plan) for the benefit of certain key employees and directors. Under the plan, up to 2,000,000 shares of the Company's shares are reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to employees under the plan become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. In 1995, the Company granted a stock award to an employee for 62,500 shares of common stock subject to forfeiture on termination of employment in certain circumstances. At the date of grant, the fair value of such shares was $960,938. Compensation charged to earnings was $320,000 and $63,000 in 1996 and 1995, respectively. Upon termination of employment in 1996, 37,500 shares were forfeitured in a negotiated settlement with the Company. There have been no grants of stock appreciation rights and all options had been granted with fixed prices. At December 31, 1997, there were 443,125 shares reserved for issuance under the Plan.

   The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for all other stock-based compensation is accounted for under SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with the methodology prescribed by SFAS 123, the Company's 1997, 1996 and 1995 net earnings and earnings per share would be reduced to the pro forma amounts indicated as follows:

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)      1997        1996        1995
                                                  ----------  ----------  ----------
Net earnings
   As reported .................................  $   25,878  $   18,026  $   10,712
   Pro forma ...................................  $   23,967  $   16,469  $   10,494

Basic earnings per common share

   As reported .................................  $     1.04  $     0.73  $     0.52
   Pro forma ...................................  $     0.96  $     0.67  $     0.51

Diluted earnings per common share

   As reported .................................  $     1.03  $     0.72  $     0.52
   Pro forma ...................................  $     0.95  $     0.66  $     0.51

                      Renters Choice, Inc. and Subsidiaries

NOTE K - STOCK BASED COMPENSATION - Continued

   The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 50 percent; risk-free interest rates ranging from 5.75 to 6.92 percent; no dividend yield; and expected lives of seven years.

   Additional information with respect to options outstanding under the Plan at December 31, 1997, and changes for each of the three years in the period then ended was as follows:

                                                   1997                  1996               1995
                                            -------------------   ------------------  ----------------
                                                        WEIGHTED           WEIGHTED             WEIGHTED
                                                        AVERAGE            AVERAGE               AVERAGE
                                                        EXERCISE           EXERCISE              EXERCISE
                                               SHARES    PRICE     SHARES   PRICE        SHARES   PRICE
                                               ------    -----     ------   -----        ------   -----
Outstanding at beginning of year .........   1,142,050   $15.74     906,000   $ 7.10        --     $ --
Granted ..................................     859,000    16.54     695,000    22.22   1,204,500     8.75
Exercised ................................    (113,925)    8.39    (109,700)    7.45      (3,000)    3.34
Forfeited ................................    (562,875)   17.13    (349,250)   13.81    (295,500)    8.00
                                             ----------            ---------          ----------

Outstanding at end of year ...............   1,324,250   $16.39   1,142,050   $15.74     906,000   $ 9.02
                                             ==========           ===========         ==========

Options exercisable at end of year........     282,375   $14.53     127,800   $ 9.64      24,000   $ 3.34

Weighted average fair value per
   share of options granted during
   1997, 1996 and 1995, all of which
   were granted at market ................        --     $ 9.93        --     $13.35        --     $ 5.25

                      Renters Choice, Inc. and Subsidiaries

NOTE K - STOCK BASED COMPENSATION - Continued

Information about stock options outstanding at December 31, 1997 is summarized as follows:

                                                           OPTIONS OUTSTANDING
                                        -----------------------------------------------------
                                                        WEIGHTED AVERAGE
                                            NUMBER        REMAINING          WEIGHTED AVERAGE
      RANGE OF EXERCISE PRICES          OUTSTANDING    CONTRACTUAL LIFE        EXERCISE PRICE
      ------------------------          -----------    ----------------        --------------
$3.34 to $6.67 ..............             293,625         7.35 years      $        6.47
$6.68 to $18.50 .............             523,125         8.76 years      $       14.70
$18.51 to $26.75 ............             507,500         9.05 years      $       23.88
                                        -------------

                                        1,324,250
                                        =========
                                                      OPTIONS EXERCISABLE
                                                --------------------------------
                                                   NUMBER       WEIGHTED AVERAGE
      RANGE OF EXERCISE PRICES                  EXERCISABLE       EXERCISE PRICE
                                                -----------     ----------------
$3.34 to $6.67 .........................            94,125           $      6.03
$6.68 to $18.50 ........................           126,000           $     14.83
$18.51 to $26.75 .......................            62,250           $     26.75
                                                -----------

                                                   282,375
                                                ===========

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments include cash and cash equivalents and debt. For variable rate debt that reprices frequently and entails no significant change in credit risk, fair values are based on the carrying values. The fair values of other debt is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of cash and cash equivalents and debt approximates fair value at December 31, 1996 and 1997.

                      Renters Choice, Inc. and Subsidiaries

NOTE M - EARNINGS PER SHARE

      Summarized basic and diluted earnings per common share were calculated as follows:

         (IN THOUSANDS, EXCEPT PER SHARE DATA)                  1997
                                                   -----------------------------
                                                                           PER
                                                     NET                  SHARE
                                                   EARNINGS    SHARES     AMOUNT
                                                   --------    ------     ------
Basic earnings per common share ...............     $25,878     24,844     $1.04
Effect of dilutive stock options ..............        --          350
                                                    -------     ------

Diluted earnings per common share .............     $25,878     25,194     $1.03
                                                    =======     ======


                                                                1996
                                                   -----------------------------
                                                                           PER
                                                     NET                  SHARE
                                                   EARNINGS    SHARES     AMOUNT
                                                   --------    ------     ------

Basic earnings per common share ...............     $18,026     24,656     $0.73
Effect of dilutive stock options ..............        --          409
                                                    -------     ------

Diluted earnings per common share .............     $18,026     25,065     $0.72
                                                    =======     ======


                                                                1995
                                                   -----------------------------
                                                                           PER
                                                     NET                  SHARE
                                                   EARNINGS    SHARES     AMOUNT
                                                   --------    ------     ------

Basic earnings per common share ...............     $10,712     20,583     $0.52
Effect of dilutive stock options ..............        --          211
                                                    -------     ------

Diluted earnings per common share .............     $10,712     20,794     $0.52
                                                    =======     ======

                      Renters Choice, Inc. and Subsidiaries

NOTE N - UNAUDITED QUARTERLY DATA

   Summarized quarterly financial data for 1997 and 1996 is as follows:

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA) 1ST QUARTER  2ND QUARTER  3RD QUARTER 4TH QUARTER

      Year ended December 31, 1997
Revenue ............................                $74,587      $80,803      $83,864      $92,288
Operating profit ...................                  9,639       11,341       11,766       13,192
Net earnings .......................                  5,412        6,357        6,724        7,385
Basic earnings per share ...........                   0.22         0.25         0.27         0.30
Diluted earnings per share .........                $  0.22      $  0.25      $  0.27      $  0.29


                                                 1ST QUARTER  2ND QUARTER  3RD QUARTER 4TH QUARTER

      Year ended December 31, 1996

Revenue ............................                $49,002      $57,756      $60,025       71,182
Operating profit ...................                  6,344        7,558        7,957        9,183
Net earnings .......................                  3,617        4,369        4,729        5,311
Basic earnings per share ...........                   0.15         0.18         0.19         0.21
Diluted earnings per share .........                $  0.15      $  0.17       $ 0.19      $  0.21

                                                                    Exhibit 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated February 12, 1998, accompanying the consolidated financial statements included in the Annual Report of Renters Choice, Inc. onf Form 10-K for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said report in the registration statement of Renters Choice, Inc. on Form S-8 (File No. 33-98800, effective October 31,
1995).

GRANT THORNTON, L.L.P

Dallas, Texas
March 18, 1998