Form 10-Q
period 1998-03-31
RENTERS CHOICE INC
filed 1998-05-14
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                  YES X  NO
                                     ---   ---




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998:


               Class                                    Outstanding
--------------------------------------                 -------------
Common stock, $.01 par value per share                  24,969,858

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                      --------
Item 1.       Financial Statements

              Balance Sheets as of March 31, 1998 and December 31, 1997                                  3

              Statements of Earnings for the three months ended
                       March 31, 1998 and 1997                                                           4

              Statements of Cash Flows for the three months ended
                       March 31, 1998 and 1997                                                           5

              Notes to Financial Statements                                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                         8

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                 10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                         11

Item 6.       Exhibits and Reports on Form 8-K                                                          14



SIGNATURES                                                                                              17

              Exhibit 27                                                                                21

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                          March 31      December 31,
                                                                            1998           1997
                                                                          --------       --------
(In Thousands Of Dollars)                                                Unaudited
 ASSETS
      Cash and cash equivalents                                           $  5,896       $  4,744
      Rental merchandise, net
           On rent                                                          94,228         89,007
           Held for rent                                                    22,909         23,752
      Accounts receivable; trade                                             2,576          2,839
      Prepaid expenses and other assets                                      2,509          3,164
      Property assets, net                                                  18,368         17,700
      Deferred income taxes                                                  6,479          6,479
      Intangible assets, net                                                60,408         61,183
                                                                          --------       --------

                                                                          $213,373       $208,868
                                                                          ========       ========

 LIABILITIES
      Revolving credit agreement                                          $ 14,020       $ 26,280
      Accounts payable - trade                                              16,182         11,935
      Accrued liabilities                                                   21,064         17,008
      Other debt                                                               889            892
                                                                          --------       --------

                                                                            52,155         56,115

 COMMITMENTS AND CONTINGENCIES                                                --             --

 STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value; 5,000,000 shares authorized;
           none issued                                                        --             --
      Common stock, $.01 par value; 50,000,000 shares authorized;
           24,957,883 and 24,904,721 shares issued and outstanding
           in 1998 and 1997, respectively                                      250            249
      Additional paid-in capital                                            99,989         99,381
      Retained earnings                                                     60,979         53,123
                                                                          --------       --------
                                                                           161,218        152,753
                                                                          --------       --------

                                                                          $213,373       $208,868
                                                                          ========       ========


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                     Three months ended March 31,
                                                     ----------------------------
                                                        1998            1997
                                                      --------        --------
(In Thousands Of Dollars, except for per share data)          Unaudited

 STORE REVENUE
       Rentals and fees                               $ 75,426        $ 61,801
       Merchandise sales                                 5,962           4,260
       Other                                               118             170
 FRANCHISE REVENUE
       Franchise merchandise sales                       7,621           7,390
       Royalty income and fees                           1,106             966
                                                      --------        --------

                  TOTAL REVENUE                         90,233          74,587

 OPERATING EXPENSES
       Direct store expenses
            Depreciation of rental merchandise          15,505          13,110
            Cost of merchandise sold                     4,554           3,077
            Salaries and other expenses                 44,497          37,122
       Franchise operation expenses
            Cost of franchise merchandise sales          7,343           7,080
                                                      --------        --------
                                                        71,899          60,389

       General and administrative expenses               3,225           3,128
       Amortization of intangibles                       1,388           1,431
                                                      --------        --------

                  TOTAL OPERATING EXPENSES              76,512          64,948
                                                      --------        --------

                  OPERATING PROFIT                      13,721           9,639

 INTEREST INCOME                                          (114)           (210)

 INTEREST EXPENSE                                          450             504
                                                      --------        --------

                  EARNINGS BEFORE INCOME TAXES          13,385           9,345

 INCOME TAX EXPENSE                                      5,529           3,933
                                                      --------        --------

                  NET EARNINGS                        $  7,856        $  5,412
                                                      ========        ========

 BASIC EARNINGS PER SHARE                                 0.32            0.22
                                                      ========        ========

 DILUTED EARNINGS PER SHARE                           $   0.31        $   0.22
                                                      ========        ========


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In Thousands Of Dollars)                                                 Three months ended March 31,
                                                                          ----------------------------
                                                                              1998            1997
                                                                            --------        --------
                                                                                   Unaudited
 CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings                                                         $  7,856        $  5,412
       Adjustments to reconcile net earnings to net cash provided by operating activities
            Depreciation of rental merchandise                                15,505          13,110
            Depreciation of property assets                                    1,542           1,180
            Amortization of intangibles                                        1,388           1,431
            Other                                                               --                (5)
       Changes in operating assets and liabilities, net of effects of acquisitions
            Rental merchandise                                               (19,669)        (15,812)
            Accounts receivable                                                  263             275
            Prepaid expenses and other assets                                    655            (803)
            Accounts payable - trade                                           4,247          (4,253)
            Accrued liabilities                                                4,056           5,937
                                                                            --------        --------

                  NET CASH PROVIDED BY OPERATING  ACTIVITIES                  15,843           6,472

 CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property assets                                            (2,514)         (2,263)
       Proceeds from sale of property assets                                     309              81
       Acquisitions of businesses                                               (832)        (11,387)
                                                                            --------        --------

                  NET CASH USED IN INVESTING ACTIVITIES                       (3,037)        (13,569)

 CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from exercise of options                                         608              17
       Proceeds from debt                                                     13,135          20,981
       Repayments of debt                                                    (25,397)        (14,417)
                                                                            --------        --------

                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (11,654)          6,581
                                                                            --------        --------

                  NET INCREASE (DECREASE) IN CASH  AND
                         CASH EQUIVALENTS                                      1,152            (516)

 Cash and cash equivalents at beginning of period                              4,744           5,920
                                                                            --------        --------

 Cash and cash equivalents at end of period                                 $  5,896        $  5,404
                                                                            ========        ========


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




1. The interim financial statements of Renters Choice, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. The Company acquired the assets of 5 rent-to-own stores in 3 separate transactions during the three months ended March 31, 1998 for approximately $832,000. During 1997, the Company acquired the assets of 71 stores in eighteen separate transactions for approximately $30.5 million in cash. All acquisitions have been accounted for as purchases and the operating results of the acquired stores have been included in the financial statements of the Company since the acquisitions. The following pro forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the three month periods ending March 31, 1998 and 1997, after including the impact of adjustment for amortization of intangibles and interest expense on acquisition borrowings.


                                                          Three months ended March 31,
                                                          ----------------------------
(In Thousands of Dollars, except per share data)              1998            1997
                                                          ----------       ----------
 Revenue                                                  $   90,233       $   79,687

 Net Earnings                                             $    7,856       $    5,412

 Basic earnings per common share                          $     0.32       $     0.22

 Diluted earnings per common share                        $     0.31       $     0.22


     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:



(In Thousands Of Dollars, except for per share data)             Three Months Ended
                                                                   March 31, 1998
                                                        ------------------------------------
                                                        Net earnings   Shares      Per share
                                                        ------------   ------      ---------
 Basic earnings per common share                          $7,856       24,921       $   0.32
      Effect of dilutive stock options                                    250
                                                          ------       ------       --------

 Diluted earnings per share                               $7,856       25,171       $   0.31
                                                          ======       ======       ========


                                                                 Three Months Ended
                                                                   March 31, 1997
                                                        ------------------------------------
                                                        Net earnings   Shares      Per share
                                                        ------------   ------      ---------
 Basic earnings per common share                          $5,412       24,792       $   0.22
      Effect of dilutive stock options                                    249
                                                          ------       ------       --------

 Diluted earnings per share                               $5,412       25,041       $   0.22
                                                          ======       ======       ========


                      RENTERS CHOICE, INC. AND SUBSIDIARIES


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

         This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding (i) the Company's ability to open new stores, (ii) the ability to acquire additional rent-to-own stores on favorable terms, (iii) the ability to enhance the performance of acquired stores and to integrate acquired stores into the Company's operations, (iv) the passage of legislation adversely affecting the rent-to-own industry, (v) interest rates, and (vi) the ability of the Company to collect on its rental purchase agreements at the current rate.

         In April 1995, the Company acquired 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition", and together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all the issued and outstanding stock of ColorTyme, Inc. ("ColorTyme"), a franchisor of, at the time of closing, 313 rent-to-own stores in 40 states and 7 directly owned rent-to-own stores (the "ColorTyme Acquisition"), one of which was sold after the ColorTyme Acquisition to a third party and the remainder of which were purchased by the Company. The Company acquired 88 stores between May 1 and December 31, 1996 (exclusive of the 6 stores purchased from ColorTyme) in 23 separate transactions (together with the ColorTyme Acquisition, the "1996 Acquisitions"). The Company acquired 71 stores in 18 separate transactions during the twelve months ended December 31, 1997 (the "1997 Acquisitions"). All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores and ColorTyme franchisor operations have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Total revenue increased by $15.6 million, or 21.0%, to $90.2 million for 1998 from $74.6 million for 1997. The increase in total revenue was primarily attributable to the inclusion of the 158 stores either acquired or opened since October 1, 1996. Same store revenues increased by 10.0%, from $64.4 million to $70.9 million. Same store revenues represents those revenues earned in stores that were operated by the Company for the entire three-month periods ending March 31, 1997 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $2.4 million, or 18.3%, to $15.5 million for 1998 from $13.1 million for 1997. Depreciation of rental merchandise expressed as a percent of total store revenue decreased from 19.8% in 1997 to 19.0% in 1998. The decrease was primarily attributable to higher rental rates on rental merchandise and operational emphasis on increasing the rental life of inventory items.

         Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.6% for 1998 from 56.0% for 1997 primarily as a result of increased revenues in our 1996 Acquisitions and 1997 Acquisitions, as well as the leveraging of our fixed and semi-fixed costs in these stores. General and administrative expenses expressed as a percent of total revenue decreased from 4.2% in 1997 to 3.6% in 1998.

         Operating profit increased by $4.1 million, or 42.4% to $13.7 million for 1998 from $9.6 million for 1997. This improvement was attributable to the efficiencies discussed above and the profit contribution from ColorTyme.

         Net earnings increased by $2.5 million, or 45.2%, to $7.9 million in 1998 from $5.4 million in 1997. The improvement was a result of the increase in operating profit described above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold, charged-off or is no longer suitable for rent. During the three months ended March 31, 1998, the Company acquired 5 stores for an aggregate purchase price of $832,000, all of which was paid in cash.

         The Company purchased $26.5 million and $24.1 million of rental merchandise during the three months ended March 31, 1998 and 1997, respectively.

         For the three months ended March 31, 1998, cash provided by operating activities increased by $9.3 million, from $6.5 million in 1997 to $15.8 million in 1998, primarily due to increased net earnings and the timing of the payment of various operating expenses. Cash used in investing activities decreased by $10.5 million from $13.5 million in 1997 to $3.0 million in 1998, principally related to the fewer number of stores acquired in 1998 as compared to the number of stores acquired during the same period for 1997. Cash used in financing activities was $11.7 million for the three months ended March 31, 1998.

         The Company has a $90 million credit facility (the "Credit Facility") with a group of banks. Borrowings under the Credit Facility bear interest at a rate equal to the designated prime rate (8-1/2% per annum at March 31, 1998) or 1.10% to 1.65% over LIBOR (5.6875% at March 31, 1998) at the Company's option. At March 31, 1998, the average rate on outstanding borrowings was 6.96%, and for the quarter the weighted average interest rate under the Credit Facility was 7.03%. Borrowings are collateralized by a lien on substantially all of the assets of the Company. A commitment fee equal to .30% to .50% of the unused portion of the term loan facility is payable quarterly. The Credit Facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. On March 31, 1998, the outstanding borrowings under this revolving credit agreement were $14.0 million. The Credit Facility expires in December 1999.

         On May 1, 1998, the Company agreed to acquire substantially all of the assets of Central Rents, Inc. for an aggregate purchase price of approximately $103 million in cash. In connection with such acquisition, the Company obtained commitments from a group of banks increasing the borrowings available under the Credit Facility to $140 million and intends to increase the amount of funds available under the Credit Facility to $175 million. The Company believes that this increase, along with its cash flows from operations, will adequately fund the Company's operations and expansion plans during 1998.

         The Company currently expects to open a total of 12 new stores during 1998 and a comparable number of stores in each of the next few years. Currently, the Company estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75% to 80% of the investment. The remaining investment consists of leasehold improvements, delivery trucks, store signs, computer equipment and start-up costs. There can be no assurance the Company will open any new stores in the future, or as to the number, location or profitability thereof.

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

         Management believes that cash flow from operations and its Credit Facility (to the extent it is able to increase the borrowings under the Credit Facility to $175 million) will be adequate to fund the operations and expansion plans of the Company during 1998. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur from time to time additional short-or long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance such additional financing will be available, or if available, will be on terms acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

         Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and the Company in connection with the Crown Acquisition, the Company assumed no liabilities pertaining to the Crown's rent-to-own contracts for the period prior to the Crown Acquisition. The Asset Purchase Agreement provides that Crown and Robert White, its controlling shareholder, will indemnify and hold harmless the Company against damages, including reasonable attorneys' fees, due to any claim pertaining to the operation of Crown's rent-to-own business prior to the Crown Acquisition, except as set forth below. This indemnification is applicable regardless of whether the circumstances giving rise to any such claim continued after the Crown Acquisition. Claims covered include claims of customers, other than claims relating to rent-to-own contracts entered into by Crown prior to the Crown Acquisition which remained in full force and effect on October 20, 1995. The Company has provided Crown and its controlling shareholder with a notice of indemnification and tender of defense. Crown then assumed responsibility for defending the Company in this matter pursuant to the Asset Purchase Agreement.

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

         On August 15, 1997, Crown filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (the "Bankruptcy Filing"). Contemporaneously with the Bankruptcy Filing, Crown removed the state court case in New Jersey to the New Jersey federal court and filed a Motion to Transfer Venue (the "Venue Motion") of the case to the United States District Court for the Eastern District of Texas, Sherman Division, so that it could then be assigned to the Texas bankruptcy court for further proceedings. Plaintiffs moved to remand the action to New Jersey state court for the determination of damages and an entry of final judgment. The Venue Motion was granted by the New Jersey federal court, and the Plaintiff's motion for reconsideration of the court's ruling has now been denied. In the meantime, the Bankruptcy Filing has been transferred to the Bankruptcy Court in El Paso, where other litigation against Crown and its owner is pending. Crown filed a motion with the Eastern District requesting the Gallagher case be transferred to the Western District where its bankruptcy is now pending. That motion was granted. The Gallagher plaintiffs moved the El Paso Bankruptcy Court to lift the automatic stay and send the case back to New Jersey state court. That motion was denied on February 9, 1998, without prejudice.

         The Gallagher plaintiffs have filed a motion to dismiss the Bankruptcy Filing and a motion to remand the Gallagher case to New Jersey state court. In addition, the Gallagher plaintiffs filed a $22 million proof of claim. Crown has filed an objection to the Gallagher plaintiffs' $22 million proof of claim. The Company and Crown have agreed to the purchase by the Company of one of Crown's remaining assets, a limited partnership interest, for the sum of $300,000, subject to Bankruptcy Court approval. The Company has agreed not to pursue any indemnification claims against Mr. White in exchange for Mr. White's agreement to provide consulting services to the Company and to assist in the defense of the Gallagher plaintiffs' claims. No trial setting or scheduling order has been issued in the Gallagher case now pending before the El Paso Bankruptcy Court. Hearings on the pending motions in the Bankruptcy Filing are expected to occur within thirty to sixty days.

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

MICHELLE NEWHOUSE V. RENTERS CHOICE, INC./HANDY BOYKIN V. RENTERS CHOICE, INC.

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

         The Company removed the case to federal court on January 21, 1998, and was then advised by the plaintiffs' attorney that Michelle Newhouse no longer wished to serve as class representative. A motion to voluntarily dismiss the Newhouse case was filed by the plaintiffs' attorney and is now pending. Management anticipates the ultimate dismissal of the Newhouse complaint.

         However, on May 1, 1998, subsequent to the plaintiffs' attorney filing the motion to voluntarily dismiss the Newhouse complaint, a new class action complaint against the Company made by Handy Boykin was filed by the plaintiffs' attorney in the Newhouse matter in New Jersey state court alleging the same causes of action with the same proposed class as that of the Newhouse matter. This new filing essentially constitutes a replacement of the named plaintiff in the Newhouse matter (Michelle Newhouse) with a new named plaintiff, Handy Boykin. Management anticipated such a replacement and intends to defend this matter vigorously. However, due to the uncertainties associated with any litigation, the ultimate outcome of this matter cannot presently be determined.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Current Reports on Form 8-K

         None.

LISTING OF EXHIBITS

    EXHIBIT NUMBER   DESCRIPTION
    --------------   -----------
        2.1(1)   -   Asset Purchase Agreement dated April 20, 1995 among Renters
                     Choice, Inc., Crown Leasing Corporation, Robert White, individually and Robert White Company, a sole proprietorship owned by Robert White

        2.2(2)   -   Stock Purchase Agreement dated as of August 27, 1995 among
                     Renters Choice, Inc., Starla J. Flake, Rance D. Richter,
                     Bruce S. Johnson and Pro Rental, Inc.

        2.3(3)   -   Stock Purchase Agreement dated September 29, 1995 between
                     the Company and Terry N. Worrell

        2.4(4)   -   Partnership Interest Purchase Agreement dated September 29,
                     1995 among the Company, Worrell Investors, Inc., The
                     Christy Ann Worrell Trust and The Michael Neal Worrell
                     Trust

        2.5(5)   -   Agreement and Plan of Merger by and among Renters Choice,
                     Inc., Pro Rental, Inc., MRTO Holdings, Inc. and Pro Rental
                     II, Inc.

        2.6(6)   -   Agreement and Plan of Reorganization dated May 15, 1996,
                     among Renters Choice, Inc., ColorTyme, Inc., and CT
                     Acquisition Corporation

        3.1(7)   -   Amended and Restated Certificate of Incorporation of the
                     Company

        3.2(8)   -   Certificate of Amendment to the Amended and Restated
                     Certificate of Incorporation of the Company

        3.3(9)   -   Amended and Restated Bylaws of the Company

       4.1(10)   -   Form of Certificate evidencing Common Stock

      10.1(11)   -   Amended and Restated 1994 Renters Choice, Inc. Long-Term
                     Incentive Plan

      10.2(12)   -   Revolving Credit Agreement dated as of November 27, 1996
                     between Comerica Bank, as agent, Renters Choice, Inc. and certain other lenders

      10.3(13)   -   Consulting Agreement dated April 1, 1993, by and between
                     Bob A. Hardesty and Brenda K. Hardesty and Renters Choice,
                     L.P.

      10.4(14)   -   Non-Competition Agreement dated April 1, 1993, by and
                     between Bob A. Hardesty and Brenda K. Hardesty and Renters
                     Choice, L.P.

      10.5(15)   -   Noncompetition Agreement dated as of April 20, 1995,
                     between Renters Choice, Inc. and Patrick S. White

      10.6(16)   -   Consulting Agreement dated as of April 20, 1995 between
                     Renters Choice, Inc. and Jeffrey W. Smith

      10.7(17)   -   Noncompetition Agreement dated as of August 27, 1995
                     between Renters Choice, Inc. and Starla J. Flake

      10.8(18)   -   Noncompetition Agreement dated as of August 27, 1995
                     between Renters Choice, Inc. and Bruce S. Johnson

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
    10.9 (19)   -   Noncompetition Agreement dated as of August 27, 1995
                    between Renters Choice, Inc. and Rance D. Richter

    10.10(20)   -   Option Agreement dated August 27, 1995 between the Company and Terry N. Worrell

    10.11(21)   -   Option Agreement dated August 27, 1995 among the Company,
                    Worrell Investors, Inc., The Christy Ann Worrell Trust and
                    The Michael Neal Worrell Trust

    10.15(22)   -   Portfolio Acquisition Agreement dated May 15, 1996, by and among Renters Choice, Inc., ColorTyme Financial Services,
                    Inc., and STI Credit Corporation

    10.16(23)   -   Employment Agreement, dated March 28, 1997, by and between
                    Renters Choice, Inc. and Danny Z. Wilbanks

    10.17(24)   -   Stock Option Agreement, dated April 1, 1997, by and between
                    Renters Choice, Inc. and Danny Z. Wilbanks

    27          -   Financial Data Schedule


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


                                              RENTERS CHOICE, INC.



                                              By: /s/ DANNY Z. WILBANKS
                                                 -----------------------------
                                                 Danny Z. Wilbanks
                                                 Senior Vice President-Finance
                                                 and Chief Financial Officer

Date:  May 11, 1998
Renters Choice, Inc.

EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------
        2.1(1)   -   Asset Purchase Agreement dated April 20, 1995 among Renters
                     Choice, Inc., Crown Leasing Corporation, Robert White,
                     individually and Robert White Company, a sole
                     proprietorship owned by Robert White

        2.2(2)   -   Stock Purchase Agreement dated as of August 27, 1995 among
                     Renters Choice, Inc., Starla J. Flake, Rance D. Richter,
                     Bruce S. Johnson and Pro Rental, Inc.

        2.3(3)   -   Stock Purchase Agreement dated September 29, 1995 between
                     the Company and Terry N. Worrell

        2.4(4)   -   Partnership Interest Purchase Agreement dated September 29,
                     1995 among the Company, Worrell Investors, Inc., The
                     Christy Ann Worrell Trust and The Michael Neal Worrell
                     Trust

        2.5(5)   -   Agreement and Plan of Merger by and among Renters Choice,
                     Inc., Pro Rental, Inc., MRTO Holdings, Inc. and Pro Rental
                     II, Inc.

        2.6(6)   -   Agreement and Plan of Reorganization dated May 15, 1996,
                     among Renters Choice, Inc., ColorTyme, Inc., and CT
                     Acquisition Corporation

        3.1(7)   -   Amended and Restated Certificate of Incorporation of the
                     Company

        3.2(8)   -   Certificate of Amendment to the Amended and Restated
                     Certificate of Incorporation of the Company

        3.3(9)   -   Amended and Restated Bylaws of the Company

       4.1(10)   -   Form of Certificate evidencing Common Stock

      10.1(11)   -   Amended and Restated 1994 Renters Choice, Inc. Long-Term
                     Incentive Plan

      10.2(12)   -   Revolving Credit Agreement dated as of November 27, 1996
                     between Comerica Bank, as agent, Renters Choice, Inc. and
                     certain other lenders

      10.3(13)   -   Consulting Agreement dated April 1, 1993, by and between
                     Bob A. Hardesty and Brenda K. Hardesty and Renters Choice,
                     L.P.

      10.4(14)   -   Non-Competition Agreement dated April 1, 1993, by and
                     between Bob A. Hardesty and Brenda K. Hardesty and Renters
                     Choice, L.P.

      10.5(15)   -   Noncompetition Agreement dated as of April 20, 1995,
                     between Renters Choice, Inc. and Patrick S. White

      10.6(16)   -   Consulting Agreement dated as of April 20, 1995 between
                     Renters Choice, Inc. and Jeffrey W. Smith

      10.7(17)   -   Noncompetition Agreement dated as of August 27, 1995
                     between Renters Choice, Inc. and Starla J. Flake

      10.8(18)   -   Noncompetition Agreement dated as of August 27, 1995
                     between Renters Choice, Inc. and Bruce S. Johnson

      10.9(19)   -   Noncompetition Agreement dated as of August 27, 1995
                     between Renters Choice, Inc. and Rance D. Richter

     10.10(20)   -   Option Agreement dated August 27, 1995 between the Company and Terry N. Worrell

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

     10.11(21)   -   Option Agreement dated August 27, 1995 among the Company,
                     Worrell Investors, Inc., The Christy Ann Worrell Trust and
                     The Michael Neal Worrell Trust

     10.15(22)   -   Portfolio Acquisition Agreement dated May 15, 1996, by and among Renters Choice, Inc., ColorTyme Financial Services,
                     Inc., and STI Credit Corporation

     10.16(23)   -   Employment Agreement, dated March 28, 1997, by and between
                     Renters Choice, Inc. and Danny Z. Wilbanks

     10.17(24)   -   Stock Option Agreement, dated April 1, 1997, by and between
                     Renters Choice, Inc. and Danny Z. Wilbanks

            27   -   Financial Data Schedule

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