Form 10-Q
period 1998-06-30
RENTERS CHOICE INC
filed 1998-08-14
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                  YES  X   NO
                                      ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1998:


               Class                                           Outstanding
---------------------------------------                        -----------
Common stock, $.01 par value per shares                        25,035,058

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Balance Sheets as of June 30, 1998 and December 31, 1997         3

         Statements of Earnings for the six months ended
            June 30, 1998 and 1997                                        4

         Statements of Earnings for the three months ended
            June 30, 1998 and 1997                                        5

         Statements of Cash Flows for the six months ended
            June 30, 1998 and 1997                                        6

         Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk       12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               13

Item 2.  Changes in Securities and Use of Proceeds                       14

Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                               19


                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,   December 31,
                                                                         1998         1997
                                                                       --------   ------------
(In Thousands Of Dollars)                                              Unaudited
ASSETS
     Cash and cash equivalents                                         $ 23,347     $  4,744
     Rental merchandise, net
          On rent                                                       116,659       89,007
          Held for rent                                                  31,773       23,752
     Accounts receivable, trade                                           1,799        2,839
     Prepaid expenses and other assets                                    2,440        3,164
     Property assets, net                                                21,479       17,700
     Deferred income taxes                                                6,479        6,479
     Intangible assets, net                                             131,862       61,183
                                                                       --------     --------

                                                                       $335,838     $208,868
                                                                       ========     ========

LIABILITIES
     Revolving credit agreement                                        $127,500     $ 26,280
     Accounts payable - trade                                            14,193       11,935
     Accrued liabilities                                                 23,067       17,008
     Other debt                                                             735          892
                                                                       --------     --------

                                                                        165,495       56,115

COMMITMENTS AND CONTINGENCIES                                                --           --

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
          none issued                                                        --           --
     Common stock, $.01 par value; 50,000,000 shares authorized;
          25,020,508 and 24,850,571 shares issued and outstanding
          in 1998 and 1997, respectively                                    250          249
     Additional paid-in capital                                         100,585       99,381
     Retained earnings                                                   69,508       53,123
                                                                       --------     --------
                                                                        170,343      152,753
                                                                       --------     --------

                                                                       $335,838     $208,868
                                                                       ========     ========


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                         Six months ended June 30,
                                                         -------------------------
                                                           1998            1997
                                                         ---------       ---------
(In Thousands Of Dollars, except for per share data)             Unaudited
STORE REVENUE
      Rentals and fees                                   $ 163,443       $ 130,150
      Merchandise sales                                     10,513           7,457
      Other                                                    281             339
                                                         ---------       ---------

                                                           174,237         137,946

FRANCHISE REVENUE
      Franchise merchandise sales                           17,061          15,461
      Royalty income and fees                                2,248           1,982
                                                         ---------       ---------

                 TOTAL REVENUE                             193,546         155,389

OPERATING EXPENSES
      Direct store expenses
           Depreciation of rental merchandise               33,839          27,510
           Cost of merchandise sold                          8,301           5,607
           Salaries and other expenses                      95,287          77,144
      Franchise operation expenses
           Cost of franchise merchandise sales              16,386          14,726
                                                         ---------       ---------
                                                           153,813         124,987

      General and administrative expenses                    7,194           6,773
      Amortization of intangibles                            3,271           2,649
                                                         ---------       ---------

                 TOTAL OPERATING EXPENSES                  164,278         134,409
                                                         ---------       ---------

                 OPERATING PROFIT                           29,268          20,980

INTEREST INCOME                                               (238)           (432)

INTEREST EXPENSE                                             1,555           1,021
                                                         ---------       ---------

                 EARNINGS BEFORE INCOME TAXES               27,951          20,391

INCOME TAX EXPENSE                                          11,566           8,622
                                                         ---------       ---------

                 NET EARNINGS                            $  16,385       $  11,769
                                                         =========       =========

BASIC EARNINGS PER SHARE                                 $    0.66       $    0.47
                                                         =========       =========

DILUTED EARNINGS PER SHARE                               $    0.65       $    0.47
                                                         =========       =========


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                        Three months ended June 30,
                                                        ---------------------------
                                                           1998            1997
                                                        ----------      -----------
(In Thousands Of Dollars, except for per share data)            Unaudited
STORE REVENUE
      Rentals and fees                                   $  88,017      $  68,348
      Merchandise sales                                      4,551          3,198
      Other                                                    163            168
                                                         ---------      ---------

                                                            92,731         71,714

FRANCHISE REVENUE
      Franchise merchandise sales                            9,440          8,072
      Royalty income and fees                                1,142          1,017
                                                         ---------      ---------

                 TOTAL REVENUE                             103,313         80,803

OPERATING EXPENSES
      Direct store expenses
           Depreciation of rental merchandise               18,333         14,401
           Cost of merchandise sold                          3,748          2,531
           Salaries and other expenses                      50,790         40,021
      Franchise operation expenses
           Cost of franchise merchandise sales               9,043          7,646
                                                         ---------      ---------
                                                            81,914         64,599

      General and administrative expenses                    3,969          3,644
      Amortization of intangibles                            1,883          1,218
                                                         ---------      ---------

                 TOTAL OPERATING EXPENSES                   87,766         69,461
                                                         ---------      ---------

                 OPERATING PROFIT                           15,547         11,342

INTEREST INCOME                                               (124)          (252)

INTEREST EXPENSE                                             1,105            548
                                                         ---------      ---------

                 EARNINGS BEFORE INCOME TAXES               14,566         11,046

INCOME TAX EXPENSE                                           6,037          4,689
                                                         ---------      ---------

                 NET EARNINGS                            $   8,529      $   6,357
                                                         =========      =========

BASIC EARNINGS PER SHARE                                 $    0.34      $    0.25
                                                         =========      =========

DILUTED EARNINGS PER SHARE                               $    0.34      $    0.25
                                                         =========      =========


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In Thousands Of Dollars)                                                Six months ended June 30,
                                                                         -------------------------
                                                                           1998           1997
                                                                         ---------      ---------
                                                                                 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                       $  16,385      $  11,769
      Adjustments to reconcile net earnings to net cash provided by operating activities
           Depreciation of rental merchandise                               33,839         27,510
           Depreciation of property assets                                   3,276          2,509
           Amortization of intangibles                                       3,271          2,649
           Other                                                                --             (5)
      Changes in operating assets and liabilities, net of effects of acquisitions
           Rental merchandise                                              (43,549)       (35,682)
           Accounts receivable                                               1,040          1,325
           Prepaid expenses and other assets                                   728            242
           Accounts payable - trade                                          2,258         (5,056)
           Accrued liabilities                                               6,059          5,737
                                                                         ---------      ---------

                 NET CASH PROVIDED BY OPERATING  ACTIVITIES                 23,307         10,998

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property assets                                           (5,758)        (4,755)
      Proceeds from sale of property assets                                    408            129
      Acquisitions of businesses                                          (101,616)       (26,349)
                                                                         ---------      ---------

                 NET CASH USED IN INVESTING ACTIVITIES                    (106,966)       (30,975)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of options                                      1,205            410
      Proceeds from debt                                                   162,222         48,132
      Repayments of debt                                                   (61,165)       (28,039)
                                                                         ---------      ---------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES                 102,262         20,503
                                                                         ---------      ---------

                 NET INCREASE IN CASH  AND
                        CASH EQUIVALENTS                                    18,603            526

Cash and cash equivalents at beginning of period                             4,744          5,920
                                                                         ---------      ---------

Cash and cash equivalents at end of period                               $  23,347          6,446
                                                                         =========      =========


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1. The interim financial statements of Renters Choice, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1998. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. On May 28, 1998, the Company completed its acquisition of 176 rent-to-own stores from Central Rents, Inc. and certain of its affiliates for approximately $100.0 million (the "Central Acquisition"). The Company acquired the assets of five rent-to-own stores in three separate transactions during the three months ended March 31, 1998 for approximately $832,000. During 1997, the Company acquired the assets of 71 stores in eighteen separate transactions for approximately $30.5 million in cash. All acquisitions have been accounted for as purchases and the operating results of the acquired stores have been included in the financial statements of the Company since the acquisitions. The following pro forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the six and three month periods ending June 30, 1998 and 1997, after including the impact of adjustment for amortization of intangibles and interest expense on acquisition borrowings.

     (In Thousands of Dollars, except per share data)

                                        Six months ended June 30,        Three months ended June 30,
                                       ----------------------------      ----------------------------
                                          1998             1997             1998             1997
                                       -----------      -----------      -----------      -----------
      Revenue                          $   234,493      $   216,344      $   119,056      $   109,921

      Net Earnings                     $    14,772      $    12,019      $     7,563      $     6,468

      Basic earnings per common
           share                       $      0.59      $      0.48      $      0.30      $      0.26

      Diluted earnings per common
           share                       $      0.59      $      0.48      $      0.30      $      0.26


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

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

     (In Thousands Of Dollars, except for per share data)         Three Months Ended
                                                                     June 30, 1998

                                                           Net earnings   Shares   Per share
                                                           ------------   ------   ---------
     Basic earnings per common share                          $ 8,529     24,987     $ 0.34
            Effect of dilutive stock options                       --        247
                                                              -------     ------

     Diluted earnings per share                               $ 8,529     25,234     $ 0.34
                                                              =======     ======     ======


                                                                  Three Months Ended
                                                                     June 30, 1997

                                                           Net earnings   Shares   Per share
                                                           ------------   ------   ---------
       Basic earnings per common share                        $ 6,357     24,817     $ 0.25
            Effect of dilutive stock options                       --        326
                                                              -------     ------

       Diluted earnings per share                             $ 6,357     25,143     $ 0.25
                                                              =======     ======     ======


                                                                   Six Months Ended
                                                                    June 30, 1998

                                                           Net earnings   Shares   Per share
                                                           ------------   ------   ---------
       Basic earnings per common share                        $16,385     24,954     $ 0.66
            Effect of dilutive stock options                       --       248
                                                              -------     -----

       Diluted earnings per share                             $16,385     25,202     $ 0.65
                                                              =======     ======     ======


                                                                   Six Months Ended
                                                                    June 30, 1997

                                                           Net earnings   Shares   Per share
                                                           ------------   ------   ---------
       Basic earnings per common share                        $11,769     24,805     $ 0.47
            Effect of dilutive stock options                       --        287
                                                              -------     ------

       Diluted earnings per share                             $11,769     25,092     $ 0.47
                                                              =======     ======     ======

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

         In April 1995, the Company acquired 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own (the "Magic Acquisition", and together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all the issued and outstanding stock of ColorTyme, Inc. ("ColorTyme"), a franchisor of, at the time of closing, 313 rent-to-own stores in 40 states and 7 directly owned rent-to-own stores (the "ColorTyme Acquisition"), one of which was sold after the ColorTyme Acquisition to a third party and the remainder of which were purchased by the Company. The Company acquired 88 stores between May 1 and December 31, 1996 (exclusive of the 6 stores purchased from ColorTyme) in 23 separate transactions (together with the ColorTyme Acquisition, the "1996 Acquisitions"). The Company acquired 71 stores in 18 separate transactions during the twelve months ended December 31, 1997 (the "1997 Acquisitions"). In May 1998, the Company acquried 176 stores located in 20 states, including two states in which the Company previously had no operations, from Central Rents, Inc. and certain of its affiliates (the "Central Acquisition"). All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores and ColorTyme franchisor operations have been included in the operating results of the Company since their respective dates of acquisition. Because of the significant growth of the Company since its formation, the Company's historical results of operations, its period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

RECENT DEVELOPMENTS

         ACQUISITION OF THORN AMERICAS, INC. On June 16, 1998, the Company agreed to acquire all of the outstanding stock of Thorn Americas, Inc. for an aggregate purchase price of approximately $900 million in cash, subject to adjustment (the "Thorn Acquisition"). In order to finance the Thorn Acquisition and the retirement of the Company's prior credit facility, the Company obtained commitments from (i) Apollo Management Fund IV, L.P. to purchase approximately $250 million (originally $235 million) of the Company's preferred stock (the "Preferred Stock Issuance"), and (ii) Chase Securities Inc. to provide financing approximating $962 million (the "Chase Financing"). The Thorn Acquisition was completed on August 5, 1998.


RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenue increased by $38.2 million, or 24.6%, to $193.5 million for 1998 from $155.4 million for 1997. The increase in total revenue was primarily attributable to the inclusion of the 71 stores purchased in 1997 as well as the Central Acquisition. Same store revenues increased by $12.1 million, or 9.3% to $143.1 million for 1998 from $131.0 million in 1997. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire six-month periods ending June 30, 1998 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $6.3 million, or 23.0%, to $33.8 million for 1998 from $27.5 million for 1997. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue decreased from 21.2% in 1997 to 20.7% in 1998. The decrease was primarily attributable to higher rental rates on rental merchandise purchased after the 1995 Acquisitions and operational emphasis on increasing the rental life of inventory items.

         Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.7% for 1998 from 55.9% for 1997. This decrease is attributable to the increase in store revenues from the Central Acquisition, as well as the same store base, and the Company has experienced some efficiencies in spreading costs over a larger store base, in particular advertising costs and certain service costs. General and administrative expenses expressed as a percent of total revenue decreased from 4.4% in 1997 to 3.7% in 1998. This decrease was the result of increased revenues from the 1997 Acquisitions and the Central Acquisition, allowing us to leverage our fixed and semi-fixed costs over the larger revenue base.

         Operating profit increased by $8.3 million, or 39.5%, to $29.3 million for 1998 from $21.0 million for 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1996 and 1997 Acquisitions. Net interest expense increased from $590 thousand of interest expense in 1997 to $1.3 million of interest expense in 1998. The increased interest expense and debt level relates primarily to the acquisition of Central Rents in May 1998. Net earnings increased by $4.6 million, or 39.2%, to $16.4 million in 1998 from $11.8 million in 1997. The improvement was a result of the increase in operating profit described above.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenue increased by $22.5 million, or 27.9%, to $103.3 million for 1998 from $80.8 million for 1997. The increase in total revenue was primarily attributable to the inclusion of the 71 stores acquired in 1997, as well as the Central Acquisitions. Same store revenues increased by 9.4%, from $70.2 million to $76.8 million. Same store revenues represents those revenues earned in stores that were operated by the Company for the entire three-month periods ending June 30, 1997 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $3.9 million, or 27.3%, to $18.3 million for 1998 from $14.4 million for 1997. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue decreased from 21.1% in 1997 to 20.8% in 1998. The decrease was primarily attributable to higher rental rates on rental merchandise and operational emphasis on increasing the rental life of inventory items.

         Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.8% for 1998 from 55.8% for 1997 primarily as a result of increased revenues in our 1996 Acquisitions and 1997 Acquisitions, as well as the leveraging of our fixed and semi-fixed costs in these stores. General and administrative expenses expressed as a percent of total revenue decreased from 4.5% in 1997 to 3.8% in 1998. This decrease was primarily the result of increased revenues resulting from the Central Acquisition, allowing us to leverage our fixed and semi-fixed costs over the larger revenue base.

         Operating profit increased by $4.2 million, or 37.1% to $15.5 million for 1998 from $11.3 million for 1997. This improvement was attributable to the efficiencies discussed above and the profit contribution from ColorTyme.

         Net earnings increased by $2.2 million, or 34.2%, to $8.5 million in 1998 from $6.3 million in 1997. The improvement was a result of the increase in operating profit described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are the acquisition of existing stores, the opening of new stores, the purchase of additional rental merchandise and the replacement of rental merchandise which has been sold, charged-off or is no longer suitable for rent. During the six months ended June 30, 1998, the Company acquired 182 stores for an aggregate purchase price of $101.6, all of which was paid in cash. The Company also opened 1 new store during the first two quarters of 1998.

         The Company purchased $54.0 million and $47.9 million of rental merchandise during the six months ended June 30, 1998 and 1997, respectively.

         For the six months ended June 30, 1998, cash provided by operating activities increased by $12.3 million, from $11.0 million in 1997 to $23.3 million in 1998, primarily due to increased net earnings and the timing of the payment of various operating expenses. Cash used in investing activities increased by $76.0 million from $31.0 million in 1997 to $107.0 million in 1998, principally related to the greater number of stores acquired in 1998 as compared to the number of stores acquired during the same period for 1997. Cash provided by financing activities was $102.3 million for the six months ended June 30, 1998.

         At June 30, 1998, the Company had in place a $140 million credit facility (the "Credit Facility") with a group of banks. Borrowings under the Credit Facility bore interest at a rate equal to the designated prime rate (8-1/2% per annum at June 30, 1998) or 1.10% to 1.4% over LIBOR (5.625% at June 30, 1998) at the Company's option. At June 30, 1998, the average rate on outstanding borrowings was 7.1%, and for the quarter the weighted average interest rate under the Credit Facility was 6.875%. Borrowings were collateralized by a lien on substantially all of the assets of the Company. A commitment fee equal to .20% to .30% of the unused portion of the term loan facility was payable quarterly. The Credit Facility included certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. On June 30, 1998, the outstanding borrowings under this revolving credit agreement were $127.5 million.

         As a result of the Thorn Acquisition, the Credit Facility was replaced by a $962 million Senior Secured Credit Facility arranged by Chase Securities, Inc. (the "Senior Credit Facility") and a $175 million Senior Subordinated Credit Facility. The Company intends to retire the Senior Subordinated Credit Facility with the proceeds from the pending issuance of $175 million of Senior Subordinated Notes. The Company believes that the Senior Credit Facility, the proceeds from the Preferred Stock Issuance, the Senior Subordinated Credit Facility (or the proceeds from the Senior Subordinated Notes), along with its cash flows from operations, will adequately fund the Company's operations and expansion plans during 1998 and beyond.

         During the next twelve to twenty-four months, the Company's central business strategy is to successfully integrate the Thorn Acquisition and the Central Acquisition into the Renters Choice system. Once completed, the Company intends to resume its strategy to increase its store base and annual revenues and profits through the opening of new stores, as well as opportunistic acquisitions. The Company anticipates ample opportunities to increase its store base through its continued participation in the industry consolidation and the possibility for increased penetration and expansion of its existing customer base.

         After the assimilation of the Thorn Acquisition and Central Acquisition, the Company plans to accomplish its future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened rental store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Cumulatively, the store will achieve break-even profitability in twelfth or fifteenth month after its initial opening. Total financing requirements of a typical new store approximates $350,000, with roughly 80 to 85% of that amount related to the purchase of rental merchandise inventory (both on-rent and idle). A newly opened store will achieve results consistent with other RCI mature stores (stores that have been operating within the system for greater than two years) by the end of its third year of operation. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable, nor is there any assurance that the Company will open any new stores in the future, or as to the number, location or profitability thereof.

         Management believes that cash flow from operations and its Senior Credit Facility, the proceeds from the Preferred Stock Issuance, the Senior Subordinated Credit Facility (or the proceeds from the Senior Subordinated Notes) will be adequate to fund the operations, integration and expansion plans of the Company during 1998. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur from time to time additional short- or long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control such as prevailing interest rates and general economic conditions. There can be no assurance such additional financing will be available, or if available, will be on terms acceptable to the Company.

YEAR 2000 ISSUE

          Year 2000 issues exist when dates are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations. The Company has received confirmation from its management information system vendors that the Company's system is Year 2000 compliant. The Company expects that all of the Company's systems will be able to properly handle the rollover to the year 2000 in a timely fashion. The Company's Year 2000 issues relate not only to its own systems but also to those of its suppliers. It is anticipated that systems replacements and modifications will resolve the Year 2000 issue with respect to the Company's suppliers. There is no guarantee, however, that such systems replacements and modifications or the Company's efforts to achieve Year 2000 compliance will be completed successfully and on time, which could have a material adverse effect on the Company.

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

GALLAGHER V. CROWN LEASING CORPORATION

         On January 3, 1996, the Company was served with a class action complaint adding it as a defendant in this action originally filed in April 1994 against Crown and certain of its affiliates in state court in New Jersey. The class consists of all New Jersey residents who entered into RTO contracts with Crown Leasing Corporation ("Crown") between April 25, 1998 and April 20, 1995. During this period, Crown operated approximately 5 stores in New Jersey. The lawsuit alleges, among other things, that under certain RTO contracts entered into between the plaintiff class and Crown, some of which were purportedly acquired by the Company pursuant to the acquisition of the rent-to-own assets of Crown by the Company in April 1995 (the "Crown Acquisition"), the defendants failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and the Company in connection with the Crown Acquisition, the Company did not contractually assume any liabilities pertaining to Crown's RTO contracts for the period prior to the Crown Acquisition. The plaintiffs have obtained class certification and a summary judgment against Crown on the liability issues. Subsequent to these decisions by the New Jersey state court, Crown filed for protection from its creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court has allowed the lawsuit to proceed in New Jersey where the state court recently granted summary judgement on the plaintiffs' damages formula against Crown. The plaintiffs calculated actual damages for purposes of their summary judgment motion at approximately $7.6 million. The court ruled that the plaintiffs are entitled to three times actual damages. However, the state courts ruling requires certain minor adjustments pursuant to an accounting. Although the plaintiffs were unsuccessful in their attempt to certify a class against the Company, the plaintiffs have attempted to assert a theory of successor liability against the Company. Management believes there is no basis for a claim of successor liability against the Company. The Company will take appropriate steps to defend the successor liability issues at trial. Due to the uncertainties associated with any litigation, the ultimate outcome of this matter cannot presently be determined.

MICHELLE NEWHOUSE V. RENTERS CHOICE, INC./HANDY BOYKIN V. RENTERS CHOICE, INC.

         On November 26, 1997 a class action complaint was filed against the Company by Michelle Newhouse in New Jersey state court alleging, among other things, that under certain RTO contracts entered into between the plaintiffs and the Company, the Company failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Installment Sales Act. The claims arising from this action are similar to the claims made in Gallagher v. Crown Leasing Corporation. The proposed class consists of all residents of New Jersey who are or have been parties to contracts to RTO merchandise from the Company within the past six years. During this period, the Company operated approximately 17 stores in New Jersey.

         The Company removed the case to federal court on January 21, 1998, and was then advised by the plaintiffs' attorney that Michelle Newhouse no longer wished to serve as class representative. A motion to voluntarily dismiss the Newhouse case filed by the plaintiffs' attorney was granted shortly thereafter. However, on May 1, 1998, a new class action complaint against the Company made by Handy Boykin was filed by the plaintiffs' attorney in the Newhouse matter in New Jersey state court alleging the same causes of action with the same proposed class as that of the Newhouse matter. This new filing essentially constitutes a replacement of the named plaintiff in the Newhouse matter with a new named plaintiff, Handy Boykin. Management anticipated such a replacement and intends to defend this matter vigorously. The Company removed the Boykin case to federal court, where Boykin's motion to remand the New Jersey state court is now pending. No motion for class certification has been made; however, due to the uncertainties associated with any litigation, the ultimate outcome of this matter cannot presently be determined. An adverse decision in this case could have a material effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the Preferred Stock Issuance, the proceeds of which were utilized to retire the Company's prior credit facility agreement and to finance a portion of the Thorn Acquisition, and are anticipated to be used for the repurchase of $25 million of the Common Stock owned by J. Ernest Talley, the Company filed a Certificate of Designation for each of the Series A and Series B Preferred Stock (the "Certificates"), setting forth the designation, powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations or restrictions of the Series A and the Series B Preferred Stock. These Certificates contain provisions which may limit the rights of the Company's common stockholders, as the Certificates contain certain liquidation and preference rights that are superior to those of the Company's common stockholders. In addition to the foregoing, the Certificates contain provisions prohibiting the Company from taking certain actions without the approval of the majority of the outstanding shares of the Series A and Series B stockholders, voting separately as a class. Such actions requiring the consent of the preferred stockholders include (i) increasing the number of authorized shares of Series A Preferred Stock or authorizing the issuance or issuing any shares of Series A Preferred Stock other than to existing holders of Series A Preferred Stock or holders of Series B Preferred Stock; (ii) issuing any new class or series of equity security; (iii) amending, altering or repealing, in any manner whatsoever, the designations, preferences and relative rights and limitations and restrictions of the Series A Preferred Stock or the Series B Preferred Stock; (iv) amending, altering or repealing any of the provisions of the Amended and Restated Certificate of Incorporation or Amended and Restated By-Laws of the Company in a manner that would negatively impact the holders of the Series A Preferred Stock; (v) except in certain situations, directly or indirectly redeeming, purchasing or otherwise acquiring for value (including through an exchange) or setting apart money or other property for any mandatory purchase or other analogous fund for the redemption, purchase or acquisition of any shares of common stock, declare or pay any dividend or make any distribution (whether in cash, shares of capital stock of the Company, or other property) on shares of common stock; (vi) causing the number of directors of the Company to be greater than seven (7); (vii) entering into any agreement or arrangement with or for the benefit of any person who is an affiliate of the Company with a value in excess of $5 million in a single transaction or a series of related transactions; (viii) effecting a voluntary liquidation, dissolution or winding up of the Company; (ix) except in certain situations, selling or agreeing to sell all or substantially all of the assets of the Company; or (x) except in certain situations, entering into any merger or consolidation or other business combination involving the Company (except a merger of a wholly-owned subsidiary of the Company into the Company in which the Company's capitalization is unchanged as a result of such merger). The Company anticipates issuing another $10 million worth of Series A and Series B Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         CURRENT REPORTS ON FORM 8-K

         1. Current Report on Form 8-K dated May 28, 1998, relating to the acquisition of Central Rents, Inc.

         2. Current Report on Form 8-K/A dated May 28, 1998, filed on August 7, 1998, filing the required financial statements of the Company and Central Rents, Inc.

         EXHIBITS

         EXHIBIT NUMBER         DESCRIPTION

            2.1(1)         -    Asset Purchase Agreement dated April 20, 1995
                                among Renters Choice, Inc., Crown Leasing
                                Corporation, Robert White, individually and
                                Robert White Company, a sole proprietorship owned by Robert White

            2.2(2)         -    Stock Purchase Agreement dated as of August 27,
                                1995 among Renters Choice, Inc., Starla J.
                                Flake, Rance D. Richter, Bruce S. Johnson and
                                Pro Rental, Inc.

            2.3(3)         -    Stock Purchase Agreement dated September 29,
                                1995 between the Company and Terry N. Worrell

            2.4(4)         -    Partnership Interest Purchase Agreement dated
                                September 29, 1995 among the Company, Worrell
                                Investors, Inc., The Christy Ann Worrell Trust and The Michael Neal Worrell Trust

            2.5(5)         -    Agreement and Plan of Merger by and among
                                Renters Choice, Inc., Pro Rental, Inc., MRTO
                                Holdings, Inc. and Pro Rental II, Inc.

            2.6(6)         -    Agreement and Plan of Reorganization dated May
                                15, 1996, among Renters Choice, Inc., ColorTyme,
                                Inc., and CT Acquisition Corporation

            2.7(7)         -    Asset Purchase Agreement, dated May 1, 1998, by
                                and among Renters Choice, Inc., Central Rents,
                                Inc., Central Rents Holding, Inc. and Banner
                                Holdings, Inc.

            2.8(8)         -    Letter Agreement, dated as of May 26, 1998, by
                                and among Renters Choice, Inc., Central Rents,
                                Inc., Central Rents Holding, Inc. and Banner
                                Holdings, Inc.

            2.9*           -    Stock Purchase Agreement, dated as of June 16,
                                1998, among Renters Choice, Inc., Thorn
                                International BV and Thorn plc

            2.10*          -    Stock Purchase Agreement, dated August 5, 1998,
                                among Renters Choice, Inc., Apollo Investment
                                Fund IV, L.P. and Apollo Overseas Partners IV,
                                L.P.

            3.1(9)         -    Amended and Restated Certificate of
                                Incorporation of the Company

            3.2(10)        -    Certificate of Amendment to the Amended and
                                Restated Certificate of Incorporation of the Company

            3.3*           -    Amended and Restated Bylaws of the Company

            4.1(11)        -    Form of Certificate evidencing Common Stock

            4.2*           -    Certificate of Designations, Preferences and
                                Relative Rights and Limitations of Series A
                                Preferred Stock of Renters Choice, Inc.

            4.3*           -    Certificate of Designations, Preferences and
                                Relative Rights and Limitations of Series B
                                Preferred Stock of Renters Choice, Inc.

         EXHIBIT NUMBER         DESCRIPTION

           10.1(12)        -    Amended and Restated 1994 Renters Choice, Inc.
                                Long-Term Incentive Plan

           10.2(13)        -    Revolving Credit Agreement dated as of November
                                27, 1996 between Comerica Bank, as agent,
                                Renters Choice, Inc. and certain other lenders

           10.3(14)        -    Consulting Agreement dated April 1, 1993, by and
                                between Bob A. Hardesty and Brenda K. Hardesty and Renters Choice, L.P.

           10.4(15)        -    Non-Competition Agreement dated April 1, 1993,
                                by and between Bob A. Hardesty and Brenda K.
                                Hardesty and Renters Choice, L.P.

           10.5(16)        -    Noncompetition Agreement dated as of April 20,
                                1995, between Renters Choice, Inc. and Patrick
                                S. White

           10.6(17)        -    Consulting Agreement dated as of April 20, 1995
                                between Renters Choice, Inc. and Jeffrey W.
                                Smith

           10.7(18)        -    Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Starla J.
                                Flake

           10.8(19)        -    Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Bruce S.
                                Johnson

           10.9(20)        -    Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Rance D.
                                Richter

           10.10(21)       -    Option Agreement dated August 27, 1995 between
                                the Company and Terry N. Worrell

           10.11(22)       -    Option Agreement dated August 27, 1995 among the
                                Company, Worrell Investors, Inc., The Christy
                                Ann Worrell Trust and The Michael Neal Worrell
                                Trust

           10.15(23)       -    Portfolio Acquisition Agreement dated May 15,
                                1996, by and among Renters Choice, Inc.,
                                ColorTyme Financial Services, Inc., and STI
                                Credit Corporation

           10.16(24)       -    Employment Agreement, dated March 28, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

           10.17(25)       -    Stock Option Agreement, dated April 1, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

           10.18*          -    Credit Agreement, dated August 5, 1998, among
                                Renters Choice, Inc., Comerica Bank, as
                                Documentation Agent, NationsBank N.A., as
                                Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, and certain other lenders

           10.19*          -    Guarantee and Collateral Agreement, dated August
                                5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of The
                                Chase Manhattan Bank, as Administrative Agent

           10.20*          -    $175,000,000 Senior Subordinated Credit
                                Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain other lenders and The Chase Manhattan Bank

           10.21*          -    Stockholders Agreement, dated as of August 5,
                                1998, by and among Apollo Investment Fund IV,
                                L.P., Apollo Overseas Partners IV, L.P., J.
                                Ernest Talley, Mark E. Speese, Renters Choice,
                                Inc., and certain other persons

           10.22*          -    Registration Rights Agreement, dated August 5,
                                1998, by and between Renters Choice, Inc.,
                                Apollo Investment Fund IV, L.P., and Apollo
                                Overseas Partners IV, L.P., related to the
                                Series A Convertible Preferred Stock

         EXHIBIT NUMBER         DESCRIPTION

           10.23*          -    Registration Rights Agreement, dated August 5,
                                1998, by and between Renters Choice, Inc.,
                                Apollo Investment Fund IV, L.P., and Apollo
                                Overseas Partners IV, L.P., related to the
                                Series B Convertible Preferred Stock

           27*             -    Financial Data Schedule

*    Filed herewith.

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

(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995

(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(7) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

(8) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 28, 1998

(9) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(10) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(11) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(12) Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(13) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(14) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(15) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(16) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(19) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(20) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(21) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(22) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(23) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(24) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(25) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                       RENTERS CHOICE, INC.



                                       By: /s/ DANNY Z. WILBANKS
                                           -------------------------------------
                                           Danny Z. Wilbanks
                                           Senior Vice President-Finance
                                           and Chief Financial Officer

Date:  August 14, 1998
Renters Choice, Inc.

EXHIBIT INDEX

         EXHIBIT NUMBER         DESCRIPTION
         --------------         -----------
            2.1(1)         -    Asset Purchase Agreement dated April 20, 1995
                                among Renters Choice, Inc., Crown Leasing
                                Corporation, Robert White, individually and
                                Robert White Company, a sole proprietorship
                                owned by Robert White

            2.2(2)         -    Stock Purchase Agreement dated as of August 27,
                                1995 among Renters Choice, Inc., Starla J.
                                Flake, Rance D. Richter, Bruce S. Johnson and
                                Pro Rental, Inc.

            2.3(3)         -    Stock Purchase Agreement dated September 29,
                                1995 between the Company and Terry N. Worrell

            2.4(4)         -    Partnership Interest Purchase Agreement dated
                                September 29, 1995 among the Company, Worrell
                                Investors, Inc., The Christy Ann Worrell Trust
                                and The Michael Neal Worrell Trust

            2.5(5)         -    Agreement and Plan of Merger by and among
                                Renters Choice, Inc., Pro Rental, Inc., MRTO
                                Holdings, Inc. and Pro Rental II, Inc.

            2.6(6)         -    Agreement and Plan of Reorganization dated May
                                15, 1996, among Renters Choice, Inc., ColorTyme,
                                Inc., and CT Acquisition Corporation

            2.7(7)         -    Asset Purchase Agreement, dated May 1, 1998, by
                                and among Renters Choice, Inc., Central Rents,
                                Inc., Central Rents Holding, Inc. and Banner
                                Holdings, Inc.

            2.8(8)         -    Letter Agreement, dated as of May 26, 1998, by
                                and among Renters Choice, Inc., Central Rents,
                                Inc., Central Rents Holding, Inc. and Banner
                                Holdings, Inc.

            2.9*           -    Stock Purchase Agreement, dated as of June 16,
                                1998, among Renters Choice, Inc., Thorn
                                International BV and Thorn plc

            2.10*          -    Stock Purchase Agreement, dated August 5, 1998,
                                among Renters Choice, Inc., Apollo Investment
                                Fund IV, L.P. and Apollo Overseas Partners IV,
                                L.P.

            3.1(9)         -    Amended and Restated Certificate of
                                Incorporation of the Company

            3.2(10)        -    Certificate of Amendment to the Amended and
                                Restated Certificate of Incorporation of the
                                Company

            3.3*           -    Amended and Restated Bylaws of the Company

            4.1(11)        -    Form of Certificate evidencing Common Stock

            4.2*           -    Certificate of Designations, Preferences and
                                Relative Rights and Limitations of Series A
                                Preferred Stock of Renters Choice, Inc.

            4.3*           -    Certificate of Designations, Preferences and
                                Relative Rights and Limitations of Series B
                                Preferred Stock of Renters Choice, Inc.

           10.1(12)        -    Amended and Restated 1994 Renters Choice, Inc.
                                Long-Term Incentive Plan

           10.2(13)        -    Revolving Credit Agreement dated as of November
                                27, 1996 between Comerica Bank, as agent,
                                Renters Choice, Inc. and certain other lenders

           10.3(14)        -    Consulting Agreement dated April 1, 1993, by and
                                between Bob A. Hardesty and Brenda K. Hardesty
                                and Renters Choice, L.P.

           10.4(15)        -    Non-Competition Agreement dated April 1, 1993,
                                by and between Bob A. Hardesty and Brenda K.
                                Hardesty and Renters Choice, L.P.

         EXHIBIT NUMBER         DESCRIPTION
         --------------         -----------
           10.5(16)        -    Noncompetition Agreement dated as of April 20,
                                1995, between Renters Choice, Inc. and Patrick
                                S. White

           10.6(17)        -    Consulting Agreement dated as of April 20, 1995
                                between Renters Choice, Inc. and Jeffrey W.
                                Smith

           10.7(18)        -    Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Starla J.
                                Flake

           10.8(19)        -    Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Bruce S.
                                Johnson

           10.9(20)        -    Noncompetition Agreement dated as of August 27,
                                1995 between Renters Choice, Inc. and Rance D.
                                Richter

           10.10(21)       -    Option Agreement dated August 27, 1995 between
                                the Company and Terry N. Worrell

           10.11(22)       -    Option Agreement dated August 27, 1995 among the
                                Company, Worrell Investors, Inc., The Christy
                                Ann Worrell Trust and The Michael Neal Worrell
                                Trust

           10.15(23)       -    Portfolio Acquisition Agreement dated May 15,
                                1996, by and among Renters Choice, Inc.,
                                ColorTyme Financial Services, Inc., and STI
                                Credit Corporation

           10.16(24)       -    Employment Agreement, dated March 28, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

           10.17(25)       -    Stock Option Agreement, dated April 1, 1997, by
                                and between Renters Choice, Inc. and Danny Z.
                                Wilbanks

           10.18*          -    Credit Agreement, dated August 5, 1998, among
                                Renters Choice, Inc., Comerica Bank, as
                                Documentation Agent, NationsBank N.A., as
                                Syndication Agent, and The Chase Manhattan Bank,
                                as Administrative Agent, and certain other
                                lenders

           10.19*          -    Guarantee and Collateral Agreement, dated August
                                5, 1998, made by Renters Choice, Inc., and
                                certain of its Subsidiaries in favor of The
                                Chase Manhattan Bank, as Administrative Agent

           10.20*          -    $175,000,000 Senior Subordinated Credit
                                Agreement, dated as of August 5, 1998, among
                                Renters Choice, Inc., certain other lenders and
                                The Chase Manhattan Bank

           10.21*          -    Stockholders Agreement, dated as of August 5,
                                1998, by and among Apollo Investment Fund IV,
                                L.P., Apollo Overseas Partners IV, L.P., J.
                                Ernest Talley, Mark E. Speese, Renters Choice,
                                Inc., and certain other persons

           10.22*          -    Registration Rights Agreement, dated August 5,
                                1998, by and between Renters Choice, Inc.,
                                Apollo Investment Fund IV, L.P., and Apollo
                                Overseas Partners IV, L.P., related to the
                                Series A Convertible Preferred Stock

           10.23*          -    Registration Rights Agreement, dated August 5,
                                1998, by and between Renters Choice, Inc.,
                                Apollo Investment Fund IV, L.P., and Apollo
                                Overseas Partners IV, L.P., related to the
                                Series B Convertible Preferred Stock

           27*             -    Financial Data Schedule

*    Filed herewith.

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

(3) Incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(4) Incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(5) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995

(6) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(7) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

(8) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 28, 1998

(9) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(10) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(11) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(12) Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(13) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(14) Incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(15) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(16) Incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(17) Incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(18) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(19) Incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(20) Incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1 (File No. 33-97012)

(21) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated August 27, 1995

(22) Incorporated herein by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K dated August 27, 1995

(23) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(24) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(25) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997