Form 10-Q
period 1998-09-30
RENTERS CHOICE INC
filed 1998-11-13
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                  YES X  NO
                                     ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1998:

                 Class                                    Outstanding
----------------------------------------                ----------------
 Common stock, $.01 par value per share                    24,074,734

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                             PAGE NO.
                                                                                --------
Item 1.       Financial Statements

              Balance Sheets as of September 30, 1998 and December 31, 1997        3

              Statements of Earnings for the nine months ended
                       September 30, 1998 and 1997                                 4

              Statements of Earnings for the three months ended
                       September 30, 1998 and 1997                                 5

              Statements of Cash Flows for the nine months ended
                       September 30, 1998 and 1997                                 6

              Notes to Financial Statements                                        7

Item 2.       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                  10

Item 3.       Quantitative and Qualitative Disclosure About Market Risk           18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                   19

Item 2.       Changes in Securities and Use of Proceeds                           21

Item 6.       Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                        26

Exhibit 27                                                                        30

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,      December 31,
                                                                                              1998               1997
                                                                                          ------------      ------------
(In Thousands)                                                                             Unaudited
ASSETS
     Cash and cash equivalents                                                            $     90,483      $      4,744
     Rental merchandise, net
          On rent                                                                              371,018            89,007
          Held for rent                                                                        110,963            23,752
     Accounts receivable, trade                                                                  2,676             2,839
     Prepaid expenses and other assets                                                          89,646             3,164
     Property assets, net                                                                       89,001            17,700
     Deferred income taxes                                                                     163,109             6,479
     Intangible assets, net                                                                    695,266            61,183
     Due from seller of acquired business                                                       34,651                --
                                                                                          ------------      ------------

                                                                                          $  1,646,813      $    208,868
                                                                                          ============      ============

LIABILITIES
     Senior term debt                                                                     $    716,880      $     26,280
     Subordinated notes payable                                                                175,000                --
     Accounts payable - trade                                                                   93,173            11,935
     Accrued liabilities                                                                       250,877            17,008
     Other debt                                                                                  1,032               892
     Preferred dividends payable                                                                 1,496                --
                                                                                          ------------      ------------

                                                                                             1,238,458            56,115

COMMITMENTS AND CONTINGENCIES                                                                       --                --

PREFERRED STOCK
     Redeemable Preferred Stock, $.01 par value; 5,000 shares
          authorized; 260 shares issued                                                        259,476                --

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 50,000 shares authorized;
          24,063 and 24,850 shares issued and outstanding
          in 1998 and 1997, respectively                                                           251               249
     Additional paid-in capital                                                                100,973            99,381
     Retained earnings                                                                          72,655            53,123
                                                                                          ------------      ------------
                                                                                               173,879           152,753
     Treasury stock, 990 shares at cost                                                        (25,000)               --
                                                                                          ------------      ------------
                                                                                               148,879           152,753
                                                                                          ------------      ------------

                                                                                          $  1,646,813      $    208,868
                                                                                          ============      ============


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Nine months ended September 30,
                                                       ----------------------------
                                                          1998              1997
                                                       -----------      -----------
(In Thousands Of Dollars, except for per share data)            Unaudited
STORE REVENUE
      Rentals and fees                                 $   400,793      $   200,970
      Merchandise sales                                     24,329           10,774
      Other                                                  2,094              525
                                                       -----------      -----------

                                                           427,216          212,269

FRANCHISE REVENUE
      Franchise merchandise sales                           28,440           23,971
      Royalty income and fees                                3,777            3,013
                                                       -----------      -----------

                 TOTAL REVENUE                             459,433          239,253

OPERATING EXPENSES
      Direct store expenses
           Depreciation of rental merchandise               91,382           42,271
           Cost of merchandise sold                         16,600            8,355
           Salaries and other expenses                     238,577          119,339
      Franchise operation expenses
           Cost of franchise merchandise sales              27,318           22,929
                                                       -----------      -----------
                                                           373,877          192,894

      General and administrative expenses                   18,054            9,597
      Amortization of intangibles                            7,767            4,016
                                                       -----------      -----------

                 TOTAL OPERATING EXPENSES                  399,698          206,507
                                                       -----------      -----------

                 OPERATING PROFIT                           59,735           32,746

INTEREST INCOME                                             (1,932)            (256)
INTEREST EXPENSE                                            18,469            1,402
NON-RECURRING FINANCING COSTS                                5,017               --
                                                       -----------      -----------

                 EARNINGS BEFORE INCOME TAXES               38,181           31,600

INCOME TAX EXPENSE                                          17,153           13,108
                                                       -----------      -----------

                 NET EARNINGS                               21,028           18,492

PREFERRED DIVIDENDS                                          1,496               --
                                                       -----------      -----------

NET EARNINGS ALLOCABLE TO COMMON STOCKHOLDERS          $    19,532      $    18,492
                                                       ===========      ===========

BASIC EARNINGS PER SHARE                               $      0.79      $      0.74
                                                       ===========      ===========

DILUTED EARNINGS PER SHARE                             $      0.78      $      0.74
                                                       ===========      ===========

        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Three months ended September 30,
                                                          ----------------------------
                                                             1998              1997
                                                          -----------      -----------
(In Thousands Of Dollars, except for per share data)                Unaudited
STORE REVENUE
      Rentals and fees                                    $   237,350      $    70,820
      Merchandise sales                                        13,816            3,317
      Other                                                     1,813              186
                                                          -----------      -----------

                                                              252,979           74,323

FRANCHISE REVENUE
      Franchise merchandise sales                              11,379            8,510
      Royalty income and fees                                   1,528            1,031
                                                          -----------      -----------

                 TOTAL REVENUE                                265,886           83,864

OPERATING EXPENSES
      Direct store expenses
           Depreciation of rental merchandise                  57,543           14,761
           Cost of merchandise sold                             8,298            2,747
           Salaries and other expenses                        143,290           42,196
      Franchise operation expenses
           Cost of franchise merchandise sales                 10,932            8,203
                                                          -----------      -----------
                                                              220,063           67,907

      General and administrative expenses                      10,860            2,824
      Amortization of intangibles                               4,496            1,367
                                                          -----------      -----------

                 TOTAL OPERATING EXPENSES                     235,419           72,098
                                                          -----------      -----------

                 OPERATING PROFIT                              30,467           11,766

INTEREST INCOME                                                (1,694)            (176)
INTEREST EXPENSE                                               16,914              732
NON-RECURRING FINANCING COSTS                                   5,017               --
                                                          -----------      -----------

                 EARNINGS BEFORE INCOME TAXES                  10,230           11,210

INCOME TAX EXPENSE                                              5,587            4,486
                                                          -----------      -----------

                 NET EARNINGS                                   4,643            6,724

PREFERRED DIVIDENDS                                             1,496               --
                                                          -----------      -----------

NET EARNINGS ALLOCABLE TO COMMON STOCKHOLDERS             $     3,147      $     6,724
                                                          ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE                      $      0.13      $      0.27
                                                          ===========      ===========



        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands Of Dollars)                                                       Nine months ended September 30,
                                                                                ------------------------------
                                                                                   1998               1997
                                                                                ------------      ------------
                                                                                          Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                              $     19,532      $     18,492
      Adjustments to reconcile net earnings to net cash provided (used)
         by operating activities
           Depreciation of rental merchandise                                         91,382            42,271
           Depreciation of property assets                                            10,539             3,985
           Amortization of intangibles                                                 7,767             4,017
           Non-recurring charges - financing costs                                     5,017                --
           Non-recurring charges - assets retired related to name change               2,451                --
           Amortization of financing fees                                                546                --
           Other                                                                          --                (5)

      Changes in operating assets and liabilities, net of effects of acquisitions
           Rental merchandise                                                        (98,839)          (47,093)
           Accounts receivable                                                           464               495
           Prepaid expenses and other assets                                         (19,036)              544
           Deferred income taxes                                                       1,826                --
           Intangible assets                                                              --            (1,169)
           Accounts payable - trade                                                   20,812            (5,539)
           Accrued liabilities and preferred dividends payable                       (74,320)            5,643
                                                                                ------------      ------------

                 NET CASH PROVIDED (USED) BY OPERATING  ACTIVITIES                   (31,859)           21,641

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property assets                                                     (9,732)           (7,636)
      Proceeds from sale of property assets                                            1,029               219
      Acquisitions of businesses, net of cash acquired of $56,028 in 1998           (946,117)          (29,274)
                                                                                ------------      ------------

                 NET CASH USED IN INVESTING ACTIVITIES                              (954,820)          (36,691)

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock                                                     (25,000)               --
      Proceeds from exercise of options                                                1,594               752
      Financing fees paid                                                            (29,035)               --
      Proceeds from issuance of preferred stock                                      259,476                --
      Proceeds from debt                                                           1,250,863            71,290
      Repayments of debt                                                            (385,480)          (56,631)
                                                                                ------------      ------------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,072,418            15,411
                                                                                ------------      ------------

                 NET INCREASE IN CASH  AND
                        CASH EQUIVALENTS                                              85,739               361

Cash and cash equivalents at beginning of period                                       4,744             5,920
                                                                                ------------      ------------

Cash and cash equivalents at end of period                                      $     90,483      $      6,281
                                                                                ============      ============


        The accompanying notes are an integral part of these statements.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1. The interim financial statements of Renters Choice, Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Reports on Form 10-Q for the three months and six months ended March 31, 1998 and June 30, 1998. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. On May 28, 1998, the Company completed its acquisition of 176 rent-to-own stores from Central Rents, Inc. and certain of its affiliates for approximately $100 million (the "Central Acquisition"). On August 5, 1998 the Company completed its acquisition of 1,409 rent-to-own stores from Rent-A-Center, Inc. (formerly known as Thorn Americas, Inc.) and certain of its affiliates for approximately $900 million, including the repayment of certain debt of Rent-A-Center, Inc. (the "Rent-A-Center Acquisition"), subject to adjustment. Exclusive of the Rent-A-Center Acquisition and the Central Acquisition, the Company acquired the assets of 48 rent-to-own stores in 13 separate transactions for approximately $25.3 million in cash during the nine months ended September 30, 1998. Of the 48 stores, 41 were acquired in the three months ended September 30, 1998 for approximately $23.3 million in cash in 7 separate transactions. All acquisitions have been accounted for as purchases and, accordingly, the operating results of the acquired stores have been included in the financial statements of the Company since their respective dates of acquisition. The following pro-forma information combines the results of operations as if the acquisitions had been consummated as of the beginning of each of the nine and three month periods ending September 30, 1998 and 1997, after including the impact of adjustment for amortization of intangibles and interest expense on acquisition borrowings.

     (In Thousands Of Dollars, except per share data)

                                             Nine months ended September 30,       Three months ended September 30,
                                            ---------------------------------     ---------------------------------
                                                 1998               1997               1998                1997
                                            --------------     --------------     --------------     --------------
                                                       (Unaudited)                           (Unaudited)
Revenue                                     $    1,027,163     $      977,513     $      341,141     $      329,180

Net Earnings                                $       17,547     $       16,995     $        3,094     $        5,531

Basic earnings per common share             $          .71     $          .68     $          .13     $          .22

Diluted earnings per common share           $          .70     $          .68     $          .13     $          .22

     The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results. The assets purchased and liabilities assumed were recorded by the Company as follows:

                   (In Thousands of Dollars)
                                                                             (unaudited)
                   ASSETS
                          Cash and cash equivalents                          $   56,028
                          Rental merchandise, net                               361,765
                          Accounts receivable, net                                  301
                          Prepaid expenses and other assets                      43,974
                          Property assets, net                                   75,588
                          Deferred tax asset                                    158,456
                          Intangible assets, net                                641,850
                          Due from Thorn                                         34,651
                                                                             ----------
                                                                             $1,372,613
                                                                             ==========

                   LIABILITIES
                          Accounts payable - trade                           $   60,426
                          Accrued liabilities                                   285,903
                          Other debt                                                357
                                                                             ----------
                                                                                346,686
                                                                             ==========

                   PURCHASE PRICE                                             1,025,927

                   Less:  Additional purchase price remaining to be paid         23,782
                                                                             ----------

                   CASH PURCHASE PRICE                                       $1,002,145
                                                                             ==========

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

       (In Thousands, except for per share data)       Three months ended September 30, 1998
                                                      -----------------------------------------
                                                      Net earnings      Shares       Per share
                                                      ------------    ----------     ----------
       Basic earnings per common share                 $    3,147         24,821     $     0.13
            Effect of dilutive stock options                   --            201
                                                       ----------     ----------

       Diluted earnings per share(1)                   $    3,147         25,022     $     0.13
                                                       ==========     ==========     ==========

                                                        Three months ended September 30, 1997
                                                      -----------------------------------------
                                                      Net earnings      Shares       Per share
                                                      ------------    ----------     ----------
       Basic earnings per common share                 $    6,724          24,867    $     0.27
            Effect of dilutive stock options                   --            474
                                                       ----------     ----------

       Diluted earnings per share                      $    6,724         25,341     $     0.27
                                                       ==========     ==========     ==========

                                                         Nine months ended September 30, 1998
                                                      -----------------------------------------
                                                      Net earnings      Shares        Per share
                                                      ------------    ----------     ----------
       Basic earnings per common share                 $   19,532         24,910     $     0.79
            Effect of dilutive stock options                   --            232
                                                       ----------     ----------
                                                           19,532         25,142

       Add: Preferred dividends                             1,496             --
       Add: Weighted average convertible
          preferred shares                                     --          1,892
                                                       ----------     ----------

       Diluted earnings per share                      $   21,028         27,034     $     0.78
                                                       ==========     ==========     ==========

                                                         Nine months ended September 30, 1997
                                                      -----------------------------------------
                                                      Net earnings      Shares       Per share
                                                      ------------    ----------     ----------
       Basic earnings per common share                $     18,492        24,825     $     0.74
            Effect of dilutive stock options                    --           387
                                                       -----------     ---------

       Diluted earnings per share                      $    18,492        25,212     $     0.74
                                                       ===========     =========     ==========


--------------------
(1) The effect of the Convertible Preferred Stock is anti-dilutive for the three months ended September 30, 1998.

                      RENTERS CHOICE, INC. AND SUBSIDIARIES


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

         This report contains forward-looking statements that involve risks and uncertainties. Such forward looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," or "believe," or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to be correct, the Company can give no assurance that such expectations will prove to have been correct. The actual future performance of the Company could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) the uncertainties and or potential delays associated with respect to implementing the Company's business plans in the stores acquired in the Rent-A-Center Acquisition and the Central Acquisition, (ii) the ability to enhance the performance of the other acquired stores and to integrate the other acquired stores into the Company's operations,
(iii) the ability to acquire additional rent-to-own stores on favorable terms,
(iv) uncertainties regarding the ability to open new stores, (v) the passage of legislation adversely affecting the rent-to-own industry, (vi) interest rates,
(vii) the ability of the Company to collect on its rental purchase agreements at the current rate, and (viii) the other risks detailed from time to time in the Company's SEC reports, including its annual report Form 10-K for the year ended December 31, 1997 and its Quarterly Reports on Form 10-Q for the three months and six months ended March 31, 1998 and June 30, 1998, respectively. You are cautioned not to place reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company is not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         The Company is the largest operator in the United States rent-to-own ("RTO") industry with approximately 25% market share (based on store count). In June 1998, the Company entered into an agreement to acquire Rent-A-Center, Inc. (f/k/a Thorn Americas, Inc.) ("Rent-A-Center") with Thorn plc, a UK-based company. On August 5, 1998, the Company acquired Rent-A-Center for approximately $900 million in cash (including the repayment of certain debt of Rent-A-Center), subject to adjustment. Prior to this acquisition, Rent-A-Center was the largest RTO competitor with 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. Rent-A-Center operated 1,158 stores under the Rent-A-Center brand, the most widely recognized store name in the RTO industry.

         The Company financed the Rent-A-Center Acquisition through certain financing arrangements, consisting of a senior credit facility and a senior subordinated facility. The Company also issued a total of $260 million in preferred stock to certain affiliates of Apollo Management, IV, L.P. ("Apollo") and to an affiliate of Bear, Stearns & Co. Inc. to assist in the funding of the Rent-A-Center Acquisition, to repurchase $25 million of the Company's common stock, and to repay its prior credit facility. On August 18, 1998, following the Rent-A-Center Acquisition, the Company issued $175 million of senior subordinated notes to repay the senior subordinated facility. Rent-A-Center has certain ongoing litigation, including an adverse New Jersey state court judgement currently on appeal that was pending at the time of the Rent-A-Center Acquisition. For additional information, see the section entitled "Risk Factors
- Legal Proceedings." The Company is currently in the process of integrating the stores acquired in the Rent-A-Center Acquisition.

         In May 1998, the Company acquired substantially all of the assets of Central Rents, Inc. for approximately $100 million in cash. Central Rents operated 176 stores located primarily in California, the Southwest, Midwest, and South. This acquisition expanded the Company's presence in a region of the country, the Southwest, which the Company strategically targeted for expansion.

         Since 1993, the Company's store count has grown from 27 to 2,125 through the above acquisitions as well as other acquisition activity and new store openings. Significant other acquisition activity is described briefly below.

         In April 1995, the Company acquired 72 stores located in 18 states, including nine states in which the Company previously had no operations, from Crown Leasing Corporation and certain of its affiliates (the "Crown Acquisition"), and in September 1995, the Company completed the acquisition of an additional 135 stores located in 10 states, including one state in which the Company previously had no operations, from the shareholders of the parent company of a chain of RTO stores doing business as Magic Rent-To-Own and Kelway Rent-To-Own (the "Magic Acquisition," and together with the Crown Acquisition, the "1995 Acquisitions"). In May 1996, the Company acquired all the issued and outstanding stock of ColorTyme, Inc. ("ColorTyme"), a franchisor of, at the time of closing, 313 RTO stores in 40 states and 7 directly owned RTO stores (the "ColorTyme Acquisition"), one of which was sold after the ColorTyme Acquisition to a third party and the remainder of which were purchased by the Company. The Company acquired 88 stores between May 1 and December 31, 1996 (exclusive of the 6 stores purchased from ColorTyme) in 23 separate transactions (together with the ColorTyme Acquisition, the "1996 Acquisitions"). The Company acquired 71 stores in 18 separate transactions during the twelve months ended December 31, 1997 (the "1997 Acquisitions").

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

RECENT DEVELOPMENTS

         Net earnings for the quarter ended September 30, 1998, before certain non-recurring expenses associated with the Rent-A-Center Acquisition and the Central Acquisition described above, were $9.1 million. Non-recurring expenses of approximately $7.5 million reduced net earnings for the quarter to $.13 per share. These non-recurring expenses include $5.0 million of costs associated with the interim financing utilized in the Rent-A-Center Acquisition until permanent financing was obtained. This financing was repaid upon the Company's successful issuance of $175 million of subordinated notes on August 18, 1998. Additionally, the non-recurring expenses include a non-cash charge of $2.5 million to reflect the Company's decision to establish Rent-A-Center as the nationwide brand-name for all of its 2,125 company owned stores. This name change, which is being implemented during the fourth quarter of 1998, requires that the Company expense the remaining assets related to the "Renters Choice" brand name as the existing 675 Renters Choice locations will be converted to the Rent-A-Center brand.


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Total revenue increased by $220.1 million, or 92.0%, to $459.4 million for 1998 from $239.3 million for 1997. The increase in total revenue was primarily attributable to the Rent-A-Center Acquisition and the Central Acquisition. Same store revenues increased by $17.1 million, or 8.7% to $214.0 million for 1998 from $196.9 million in 1997. Same store revenues represent those revenues earned in stores that were operated by the Company for the entire nine-month periods ending September 30, 1998 and 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $49.1 million, or 116.2%, to $91.4 million for 1998 from $42.3 million for 1997. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue increased from 21.0% in 1997 to 22.8% in 1998. The increase was primarily attributable to the Central Acquisition and the Rent-A-Center Acquisition, as these companies were experiencing depreciation rates of 22.9% and 29.8% respectively. The Company is in the process of implementing its pricing strategy and inventory management practices in the stores acquired pursuant to the Rent-A-Center Acquisition and the Central Acquisition.

         Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.8% for 1998 from 56.2% for 1997. This decrease is attributable to the increase in store revenues from the Rent-A-Center Acquisition and the Central Acquisition, as well as the same store base, and the Company has experienced some efficiencies in spreading costs over a larger store base, in particular advertising costs and certain service costs. General and administrative expenses expressed as a percent of total revenue decreased from 4.0% in 1997 to 3.9% in

1998. This decrease was the result of increased revenues from the Central Acquisition as well as the Rent-A-Center Acquisition, allowing the Company to leverage its fixed and semi-fixed costs over the larger revenue base.

         Operating profit, including non-recurring charges of $2.5 million in 1998 to effect a name change of the Renters Choice stores to Rent-A-Center, increased by $27.0 million, or 82.5%, to $59.7 million for 1998 from $32.7 million for 1997. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent, both in stores acquired before 1995 and in stores acquired in the 1996 and 1997 Acquisitions offset by the non-recurring charges. Net interest expense increased from $1.1 million of interest expense in 1997 to $16.5 million of interest expense in 1998. The increased interest expense and debt level relates primarily to the financing associated with Central Acquisition in May 1998 and the Rent-A-Center Acquisition in August 1998. Net earnings for the period were also impacted negatively by non-recurring financing cost of $5.0 million associated with the interim financing utilized in the Rent-A-Center Acquisition until permanent financing was obtained. Net earnings after non-recurring charges increased by $2.5 million, or 13.7%, to $21.0 million in 1998 from $18.5 million in 1997. The improvement was a result of the increase in operating profit described above.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Total revenue increased by $182.0 million, or 217.0%, to $265.9 million for 1998 from $83.9 million for 1997. The increase in total revenue was primarily attributable to the Rent-A-Center Acquisition and the Central Acquisition. Same store revenues increased by 9.5%, from $73.8 million to $80.8 million. Same store revenues represents those revenues earned in stores that were operated by the Company for the entire three-month periods ending September 30, 1997 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

         Depreciation of rental merchandise increased by $42.8 million, or 289.8%, to $57.5 million for 1998 from $14.8 million for 1997. Depreciation of rental merchandise expressed as a percent of total store rental and fee revenue increased from 20.8% in 1997 to 24.2% in 1998. The increase was primarily attributable to the Central Acquisition and the Rent-A-Center Acquisition as these companies were experiencing depreciation rates higher than the Company average. The Company is in the process of implementing its pricing strategy and inventory management practices in the stores acquired pursuant to the Rent-A-Center Acquisition and the Central Acquisition.

         Salaries and other expenses expressed as a percentage of total store revenue decreased to 56.6% for 1998 from 56.8% for 1997 primarily as a result of increased revenues in the 1997 Acquisitions, the Central Acquisition and the Rent-A-Center Acquisition, as well as the leveraging of the Company's fixed and semi-fixed costs in these stores. General and administrative expenses expressed as a percent of total revenue increased from 3.4% in 1997 to 4.1% in 1998. This increase was primarily the result of a $2.5 million non-cash charge relating to the Company's decision to establish Rent-A-Center as its sole nationwide brand-name.

         Operating profit increased by $18.7 million, or 158.9% to $30.5 million for 1998 from $11.8 million for 1997. This improvement was attributable to the efficiencies discussed above and the profit contribution from ColorTyme, as well as the increased profits associated with the Central Acquisition and the Rent-A-Center Acquisition.

         Net earnings decreased by $2.1 million, or 30.9%, to $4.6 million in 1998 from $6.7 million in 1997. The decrease was a result of $7.5 million in non-recurring acquisition related charges, which is comprised of $5.0 million of financing costs included in interest expense and $2.5 million included in general and administrative expenses related to the Company's decision to establish Rent-A-Center as its sole nationwide brand-name.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are: the acquisition of existing stores; the opening of new stores; the integration of acquired stores; purchase of additional rental merchandise; and the replacement of rental merchandise which has been sold, charged-off or is no longer suitable for rent. During the nine months ended September 30, 1998, the Company acquired 1,632 stores for an aggregate purchase price of approximately $1.0 billion. The Company also opened 1 new store during the first three quarters of 1998.

         The Company purchased $120.1 million and $62.0 million of rental merchandise during the nine months ended September 30, 1998 and 1997, respectively.

         For the nine months ended September 30, 1998, cash provided (used) by operating activities decreased by $53.5 million, from $21.6 million in 1997 to ($31.9) million in 1998, primarily due to the assumption of liabilities associated with the Rent-A-Center Acquisition. Cash used in investing activities increased by $918.1 million from $36.7 million in 1997 to $954.8 million in 1998, principally related to the greater number of stores acquired in 1998 as compared to the number of stores acquired during the same period for 1997. Cash provided by financing activities was $1,072 million for the nine months ended September 30, 1998.

         At September 30, 1998, the Company had in place a $962 million Senior Secured Credit Facility arranged by Chase Securities, Inc. (the "Senior Credit Facility"). Borrowings under the Senior Credit Facility bore interest at a rate equal to 0.25% to 1.75% over the designated prime rate (8.5% per annum at September 30, 1998) or 1.25% to 2.75% over LIBOR (5.375% at September 30, 1998) at the Company's option. At September 30, 1998, the average rate on outstanding borrowings was 8.2%. For the quarter, the weighted average interest rate under the Senior Credit Facility was 8.4%. During the quarter, the Company entered into certain interest rate protection agreements (the "Interest Rate Agreements") with two banks. Under the terms of the Interest Rate Agreements, the LIBOR rate used to calculate the interest rate charged on $500 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. These Interest Rate Agreements have terms of three and five years. Borrowings were collateralized by a lien on substantially all of the assets of the Company. A commitment fee equal to .25% to .50% of the unused portion of the term loan facility was payable quarterly. The Senior Credit Facility included certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. On September, 30, 1998, the outstanding borrowings under the Senior Credit Facility were $716.9 million.

         During the quarter ended September 30, 1998, the Company issued $175 million of Senior Subordinated Notes in a private placement transaction under Rule 144A (the "Note Issuance"). The proceeds from the Note Issuance were used to retire a $175 million senior subordinated credit facility entered into in conjunction with the Senior Credit Facility.

         During the next twelve to twenty-four months, the Company's central business strategy is to successfully integrate the Rent-A-Center Acquisition and the Central Acquisition into the Renters Choice system. Once completed, the Company intends to resume its strategy to increase its store base and annual revenues and profits through the opening of new stores, as well as opportunistic acquisitions. The Company anticipates ample opportunities to increase its store base through its continued participation in the industry consolidation and the possibility for increased penetration and expansion of its existing customer base.

         After the assimilation of the Rent-A-Center Acquisition and the Central Acquisition, the Company plans to accomplish its future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened rental store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in twelve to fifteen months after its initial opening. Total financing requirements of a typical new store approximates $350,000, with roughly 80% to 85% of that amount relating to the purchase of rental merchandise inventory (both on-rent and idle). A newly opened store historically has achieved results consistent with other Company mature stores (stores that have been operating within the system for greater than two years) by the end of its third year of operation. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable, nor is there any assurance that the Company will open any new stores in the future, or as to the number, location or profitability thereof.

         Management believes that cash flow from operations and its Senior Credit Facility, the proceeds from the issuance of its Preferred Stock and the proceeds from the Note Issuance will be adequate to fund the operations, integration and expansion plans of the Company during 1998 and 1999. In addition, to provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions. There can be no assurance such additional financing will be available, or if available, will be on terms acceptable to the Company.

YEAR 2000 ISSUE

         Year 2000 issues exist when dates are recorded in computers using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations. The Company has received confirmation from its management information systems vendors that the Company's system is Year 2000 compliant. The Company expects that all the Company's systems will be able to properly handle the rollover to the year 2000 in a timely fashion. The Company's Year 2000 issues relate not only its own systems, but also to those of its suppliers. It is anticipated that systems replacements and modifications will resolve the Year 2000 issue with respect to the Company's suppliers. There is no guarantee, however, that such systems replacements and modifications or the Company's efforts to achieve Year 2000 compliance will be completed successfully and on time, which could have a material adverse affect on the Company.

RISK FACTORS

         You should carefully consider the information below in addition to everything else we have told you in our filings with the Commission in evaluating our Company.

RISKS ASSOCIATED WITH THE ACQUISITION OF RENT-A-CENTER

         Expected Benefits of Combined Business May Not Be Achieved. We believe the combination of Renters Choice and Rent-A-Center will be of significant benefit to our stockholders. However, you should be aware that these benefits may not be realized if combining Renters Choice's business and Rent-A-Center's business cannot be accomplished in an efficient and effective manner. This combination will require, among other things, the integration of management philosophies and personnel, arrangements with third party vendors, standardization of training programs, realization of operating efficiencies, and effective coordination of sales and marketing and financial reporting efforts. Additionally, you should be aware that acquisitions in general are subject to a number of special risks, including adverse short-term effects on our reported operating results, diversion of management's attention, and unanticipated problems or legal liabilities. Although we have a history of successful acquisitions, we cannot assure you that this acquisition and the integration of Rent-A-Center's operations into Renters Choice's will be successful or accomplished efficiently. You should be aware that if we fail to integrate Rent-A-Center's operations successfully with Renters Choice's, the Company could be affected, both materially and adversely.

         Increased Size of Company. Although we have successfully acquired many businesses since our initial public offering, we have never been this large of a company. Our operations more than doubled with the purchase of Rent-A-Center. Our future operations depend largely upon our ability to manage this sizeable and growing business profitably. We believe, with the implementation of our management philosophy, that we can accomplish this task. However, we cannot guarantee to you that we will. If we fail to manage the size and the growth of our business, a material adverse effect could result.

SIGNIFICANT LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

         Because of the acquisition of Rent-A-Center, we have a significant amount of debt outstanding. You should be aware that this significant amount of debt could have important consequences to you as a stockholder. Below we have identified for you many, but not all, of the consequences resulting from this significant amount of debt that we now owe.

         o We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

         o A significant portion of our cash flow from operations must be dedicated to the repayment of the indebtedness, thereby reducing the amount of cash we have available for other purposes.

         o We may be disadvantaged as compared to our competitors as a result of the significant amount of debt.

         o Our ability to adjust to changing market conditions and our ability to withstand competition may be hampered by the amount of debt we now owe. It may also make us more vulnerable in a downturned market.

         You should be aware that our ability to repay or refinance our current debt depends on our successful financial and operating performance. Our ability to meet our payment obligations may depend on our ability to successfully implement our business strategy. Unfortunately, we cannot assure you that we will be successful in implementing our strategy or in realizing our anticipated financial results. You should also be aware that our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include:

         o the current economic and competitive conditions in the RTO industry,

         o any operating difficulties, operating costs or pricing pressures we may experience,

         o the passage of legislation or other regulatory developments that affects us adversely, and

         o    any delays in implementing any strategic projects we may have.

         In the event that we are unable to repay our current debt, we may be forced to reduce or delay expansion, sell some of our assets, obtain additional equity capital or refinance or restructure our debt. We cannot assure you that our cash flow and capital resources will be sufficient to repay any indebtedness we may incur in the future, or that we will be successful in obtaining alternative financing.

LEGAL PROCEEDINGS

         The RTO industry is the subject of class action litigation involving claims that RTO contracts are in fact disguised installment sales contracts or involve undisclosed excessive interest charges. We are involved in such litigation in five states: New Jersey, Pennsylvania (with respect to RTO contracts entered into prior to Pennsylvania's enactment of an RTO statute), Wisconsin, New York and Minnesota.

         We are involved in three class actions in New Jersey, one of which (Robinson v. Thorn Americas, Inc.) was originally filed against Rent-A-Center. In Robinson v. Thorn Americas, Inc., a New Jersey state court entered a judgment against Rent-A-Center and ordered Rent-A-Center to pay the class of plaintiffs an amount in excess of $140 million which will increase until this litigation is resolved. Rent-A-Center posted a $163 million supersedeas bond, which amount was derived from an accounting by the plaintiffs of the projected amount of judgment liability as of April 1999. Rent-A-Center is appealing the Robinson decision. The other two other class actions in New Jersey are entitled Gallagher v. Crown Leasing Corporation and Handy Boykin v. Renters Choice, Inc. In these cases, the plaintiffs allege we (or, in the Gallagher case, Renters Choice as the successor to Crown) violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The claims arising from the Boykin and Gallagher cases are similar to the claims made against our subsidiary Rent-A-Center in Robinson
v. Thorn Americas, Inc. Claims have also been made that Rent-A-Center violated RTO statutes in certain other states. We intend to vigorously defend ourselves in all pending or asserted actions against us.

         A class action entitled Fogie v. Thorn Americas, Inc. has been filed in Minnesota alleging Rent-A-Center's RTO contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. Furthermore, a class action entitled Colon v. Thorn Americas, Inc. has been filed in New York state court, alleging that Rent-A-Center has a duty to disclose "effective interest" under New York consumer protection laws and seeks damages for Rent-A-Center's failure to do so. An adverse ruling in any of these cases could have a material adverse effect on the Company.

         Rent-A-Center was also named in a class action in Wisconsin entitled Burney v. Thorn Americas, Inc. In Burney v. Thorn Americas, Inc., a plaintiff filed a class action in Wisconsin state court alleging Rent-A-Center violated the Wisconsin Consumer Act. This matter was settled in principle for approximately $16.25 million. A claim was also filed against Rent-A-Center alleging discrimination against its African-American employees. This matter was settled in principle for approximately $6.75 million.

GOVERNMENT REGULATION

         As is the case with most businesses, we are subject to certain governmental regulations, specifically with respect to RTO transactions. There are currently 45 states that have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes RTO transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Certain states also effectively regulate rental purchase transactions under other consumer protection statutes. You should also be aware that we are currently subject to outstanding judgments and other litigation alleging that we, or our subsidiaries, have violated some of these statutory provisions.

         Although there is no comprehensive federal legislation regulating rental-purchase transactions, we cannot assure you that such legislation will not be enacted in the future. From time to time, legislation has been introduced in Congress seeking to regulate our business. In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material adverse impact on us. In addition, we cannot assure you that the various legislators in the states where we currently do business will not adopt new legislation or amend existing legislation that negatively affects us.

DEPENDENCE UPON KEY PERSONNEL

         As a stockholder, you have no right to participate in the Company's management. The Company's continued success is highly dependent upon the personal efforts and abilities of our senior management, including J. Ernest Talley, our Chairman of the Board and Chief Executive Officer, Mark E. Speese, our President and Chief Operating Officer, and L. Dowell Arnette, our Executive Vice President. We do not have employment contracts with any of these officers and the loss of any one of them could impact the Company in a negative way.

CONTROL BY PRINCIPAL STOCKHOLDERS

         You should be aware that a total of approximately 42.0% of the Company's voting stock on a fully diluted basis is controlled by Messrs. Talley, Speese and by certain affiliates of Apollo Investment Fund, IV. As a result, in the event they act together, they have the ability to exercise practical control over the outcome of actions requiring the approval of our stockholders, including potential acquisitions, elections of the Company's Board of Directors and sales or changes in control of the Company.

RELIANCE ON INFORMATION SYSTEMS

         As is common with large organizations, we rely extensively on our information systems to manage our operations. As a result, we regularly invest in various upgrades to our systems in order to achieve optimum performance compared to the costs involved. We are currently implementing our information systems in the stores we acquired in the Rent-A-Center acquisition and expect this process to be completed by early December 1998. However, you should be aware that any difficulties or delays that we may experience in implementing our system in the acquired stores, or any other disruption with respect to our information systems, could negatively impact our financial and operating results.

YEAR 2000

         Year 2000 issues exist when dates are recorded in computers using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit recording may recognize a date using "00" as 1900 rather than 2000, which could cause our computer systems to perform inaccurate computations. We have received confirmation from our management information systems vendors that our system is Year 2000 compliant. You should be aware that Year 2000 issues relate not only to our systems, but also to those used by our suppliers. We anticipate that system replacements and modifications will resolve any Year 2000 issues that may exist with our suppliers or their suppliers. However, we cannot guarantee to you that such replacements or modifications will be completed successfully or on time and, as a result, any failure to complete such modifications on time could materially affect our financial and operating results in a negative way.

RESTRICTIVE DEBT COVENANTS

         Certain financing documents that we have entered into impose significant operating and financial restrictions on us and our subsidiaries. These restrictions may significantly limit or prohibit us from engaging in certain transactions, including the following:

         o    borrowing additional money,

         o    paying dividends or other distributions to our stockholders,

         o    making certain investments,

         o    creating certain liens on our assets,

         o    selling certain assets currently held by us,

         o    entering into transactions with any of our affiliates, and

         o engaging in certain mergers or consolidations involving the Company.

         The Senior Credit Facilities impose significant restrictive covenants and require the Company and certain of its subsidiaries to maintain specified financial ratios and satisfy certain financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot guarantee to you that we will be able to meet such tests. In addition, the restrictions contained in the Senior Credit Facilities could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or in the economy or otherwise conduct necessary corporate activities. Our failure to comply with the restrictions in the Indenture (the "Indenture") related to our 11% Senior Subordinated Notes and the Senior Credit Facilities could lead to a default under the terms of those documents. In the event of such a default, the applicable lender could declare all amounts borrowed and all amounts due under other instruments that contain certain provisions for cross-acceleration or cross-default due and payable, including all interest that is accrued and unpaid. In addition, the lenders under such agreements could terminate their commitments to lend to us. If that does occur, we cannot assure you that we would be able to make the necessary payments to the lenders and we cannot give you any assurance that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to the Company.

         You should also be aware that the existing indebtedness under the Senior Credit Facilities is secured by substantially all of our and our subsidiaries' assets. Should a default or acceleration of such indebtedness occur, the holders of such indebtedness could seize these assets securing the indebtedness and sell the assets to satisfy all or a part of what is owed. The Senior Credit Facilities also contain provisions prohibiting the modification of the Notes (subject to certain exceptions favorable to the lenders under the Senior Credit Facilities) and that limit our ability to refinance the Notes without the consent of such lenders.

COMPETITION

         We operate in a highly competitive industry. Competition is based primarily on store location, product selection and availability, customer service, and rental rates and terms. Several of our competitors operate on a regional basis and some may, in the future, have significantly greater financial and operating resources and name recognition than us. We also face competition from sources outside the RTO industry, such as department stores, discount stores and rental stores offering short-term rent-to-rent arrangements. Because barriers to entry in the RTO industry are relatively low, additional competition may arise from new sources. As a result of these competitive conditions, we may not be able to sustain past levels of revenue or continue our recent revenue growth or profitability.

DIVIDEND POLICY

         We do not anticipate paying any dividends on our Common Stock in the foreseeable future. You should be aware that we are required to pay dividends on our Preferred Stock on a quarterly basis to the holders of the Preferred Stock pursuant to the terms of the Preferred Stock.

ANTI-TAKEOVER PROVISIONS

         Our governing documents (the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws) contain, among other things, provisions establishing a classified board of directors, authorizing the issuance of "blank check" preferred stock and establishing advance notice requirements for director nominations and actions to be taken at annual meetings. We are also subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware. Such provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for our Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

         We cannot predict whether future sales of shares of Common Stock, or the availability of such shares for future sale, will have any effect on the market price of our Common Stock. Sales of large amounts of our Common Stock (including shares issued upon the exercise of employee stock options), or the perception that these sales could occur, could adversely affect prevailing market prices for our Common Stock. As of November 9, 1998, we had 24,074,734 shares of our Common Stock outstanding. In addition, there are 260,000 shares of Series A Convertible Preferred Stock outstanding that are convertible into 9,307,321 shares of Common Stock. For the first five years, the 3 3/4% per annum dividends of the Series A Convertible Preferred Stock may be payable, at the option of the Company, in cash or additional shares of Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock have certain registration rights under registration rights agreements with the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company, along with its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. The majority of the material proceedings involve claims that may be generally characterized into one of two categories, recharacterization claims and statutory compliance claims. Recharacterization claims generally involve claims
(i) in states that do not have RTO legislation, (ii) that RTO transactions are disguised installment sales in violation of applicable state installment statutes, and (iii) that allege greater damages. Statutory compliance claims generally involve claims (i) in states that have RTO legislation, (ii) that the operator failed to comply with applicable state rental purchase statutes (e.g., notices and late fees), and (iii) that allege lesser damages. Except as described below, the Company is not currently a party to any material litigation.

         The following litigation matters were acquired from Rent-A-Center pursuant to the Rent-A-Center Acquisition. In connection with accounting for the Rent-A-Center Acquisition, the Company made appropriate purchase accounting adjustments for liabilities associated with outstanding litigation.

Robinson v. Thorn Americas, Inc. The plaintiffs filed this class action on April 19, 1994 in state court in New Jersey. The class consists of all residents of New Jersey who are or have been parties to Rent-A-Center RTO contracts since April 19, 1988. During this period, Rent-A-Center operated approximately 23 stores in New Jersey. The plaintiffs' claims are for alleged violations of the New Jersey Retail Installment Sales Act and the New Jersey Consumer Fraud Act, usury, unlawful contractual penalty and conversion. On January 5, 1998, the court entered a judgment against Rent-A-Center and ordered Rent-A-Center to pay the plaintiffs the amount equal to (i) all reinstatement fees collected by Rent-A-Center since April 29, 1988, and (ii) 40% of all rental revenue collected by Rent-A-Center from the plaintiffs from April 29, 1988, trebled. Later, the court added an incentive award to the class representative, the inclusion of attorneys' fees, and granted plaintiff's counsel 25% of the amount to be distributed to the class. The judgment is secured by a supersedeas bond posted by Rent-A-Center in the amount of $163 million, which amount was derived from an accounting by plaintiffs of the projected amount of the judgment liability through April 1999. Rent-A-Center filed its notice of appeal on January 26, 1998 and the appeal is now fully briefed. The Company is vigorously defending this action. However, there can be no assurance that the Company will be successful on appeal.

Burney v. Thorn Americas, Inc. The plaintiffs originally filed a class action in federal court in Wisconsin alleging Rent-A-Center's RTO contracts violated the Wisconsin Consumer Act and federal RICO and truth-in-lending statutes. The court first granted the plaintiffs' motion for summary judgment as to liability. The court then withdrew that decision and dismissed the action for lack of federal subject matter jurisdiction once the plaintiffs withdrew their truth-in-lending claims. The plaintiffs refiled the action on February 28, 1997 in state court in Wisconsin, and the court granted plaintiffs' motion for class certification on July 7, 1998. The class is comprised of the persons who were party to RTO contracts with Rent-A-Center in Wisconsin after October 19, 1988 and who have paid Rent-A-Center an amount equal to or greater than the value of the merchandise. During this period, Rent-A-Center operated approximately 23 stores in Wisconsin. (The plaintiffs have asserted that the value of the merchandise for class certification purposes is 60% of the amount required to obtain ownership.) This limitation on the members of the class distinguishes Burney from Robinson. The Company has settled this matter for $16.25 million, subject to final approval by the court. The court has preliminarily approved the settlement and notices to class members are being prepared.

Colon v. Thorn Americas, Inc. The plaintiffs filed this class action in November 1997 in New York state court. Rent-A-Center removed the case to the U.S. District Court for the Southern District of New York. Plaintiffs filed a motion to remand, which was granted. The plaintiffs acknowledge that RTO transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contend the Rental Purchase Statute does not provide Rent-A-Center immunity from suit for other statutory violations. Plaintiffs allege Rent-A-Center has a duty to disclose "effective interest" under New York consumer protection laws, and seek damages for Rent-A-Center's failure to do so. This suit also alleges violations relating to late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. No damages theory was specified in the complaint. The proposed class includes all New York residents who were party to Rent-A-Center RTO contracts from November 26, 1991 through November 26, 1997. The Company is vigorously defending this action and on September 24, 1998, filed motions to deny class certification and dismiss the complaint. However, there can be no assurance that such motions will be granted or that Rent-A-Center will be found not to have any liability.

Anslono v. Thorn Americas, Inc. This is a putative class action filed in Massachusetts state court on January 6, 1998. Plaintiffs acknowledge that RTO contracts constitute "consumer leases" under Massachusetts' RTO statute, but contend that Rent-A-Center failed to comply with certain statutory provisions and Rent-A-Center failed to provide certain disclosures. Plaintiffs seek actual and statutory damages and an injunction to prohibit Rent-A-Center from engaging in the acts complained of. The proposed class includes all Massachusetts residents who were parties to Rent-A-Center RTO contracts in the four-year period prior to the January 6, 1998 filing. The Company is vigorously defending this action. However, there can be no assurance that Rent-A-Center will be found not to have any liability.

Allen v. Thorn Americas, Inc. The plaintiffs filed August 15, 1997 a putative nationwide class action suit in federal court in Missouri, alleging that Rent-A-Center has discriminated against African-Americans in its hiring, compensation, promotional and termination policies. The Company has settled this matter in principle for approximately $6.75 million.

Cooks v. Thorn Americas, Inc. The plaintiff filed a putative class action in Texas state court in 1993, alleging violations of Texas's usury statute, Deceptive Trade Practices Act and Insurance Code. This case has been dormant since 1994. The Company intends to vigorously defend its subsidiary in this action should it once again become active. However, there can be no assurance that Rent-A-Center will be found not to have any liability.

         In connection with the Rent-A-Center Acquisition, Thorn plc agreed to indemnify and hold harmless the Company and Rent-A-Center from the following two lawsuits and deposited $40 million in escrow in respect of these two lawsuits and other indemnification claims that the Company may have against Thorn plc.

Fogie v. Thorn Americas, Inc. The plaintiffs filed this class action on December 4, 1991 in Minnesota. The class consists of residents of Minnesota who entered rental purchase contracts with Rent-A-Center from August 1, 1990 through November 30, 1996. The plaintiffs alleged that Rent-A-Center's RTO contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. On April 15, 1998, the court entered a final judgment against Rent-A-Center and ordered it to pay approximately $30 million to the plaintiffs. Under certain provisions of the judgment, Rent-A-Center may receive certain credits against the judgment. On May 15, 1998, Rent-A-Center filed a notice of appeal from the damages finding only, and is vigorously pursuing its appeal.

Willis v. Thorn Americas, Inc. The Willis action consolidated three separate but related actions, the first of which was filed in 1994, that cover the period from December 22, 1988 to September 9, 1996. The plaintiffs alleged that prior to Pennsylvania's enactment of RTO legislation, Rent-A-Center's RTO contracts were actual installment sales contracts in violation of Pennsylvania law. Rent-A-Center entered into a settlement agreement with the plaintiffs whereby Rent-A-Center agreed to pay $9,350,000. On July 8, 1998, the court approved the settlement.

         The following litigation matters against the Company are also pending:

Gallagher v. Crown Leasing Corporation. On January 3, 1996, Renters Choice was served with a class action complaint adding it as a defendant in this action originally filed in April 1994 against Crown and certain of its affiliates in state court in New Jersey. The class consists of all New Jersey residents who entered into RTO contracts with Crown between April 25, 1988 and April 20, 1995. During this period, Crown operated approximately 5 stores in New Jersey. The lawsuit alleges, among other things, that under certain RTO contracts entered into between the plaintiff class and Crown, some of which were purportedly acquired by Renters Choice pursuant to the acquisition of Crown and certain of its affiliates (the "Crown Acquisition"), the defendants failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and Renters Choice in connection with the Crown Acquisition, Renters Choice did not contractually assume any liabilities pertaining to Crown's RTO contracts for the period prior to the acquisition of Crown. The plaintiffs have obtained class certification and a summary judgment against Crown on the liability issues. Subsequent to these decisions by the New Jersey state court, Crown filed for protection from its creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court has allowed the lawsuit to proceed in New Jersey, where the state court recently granted summary judgment on the plaintiffs' damages formula against Crown. The plaintiffs calculated actual damages for purposes of their summary judgment motion at approximately $7.6 million. The court ruled that the plaintiffs are entitled to three times actual damages. However, the state court's ruling requires certain minor adjustments pursuant to an accounting. Although the plaintiffs were unsuccessful in their attempt to certify a class against Renters Choice, the plaintiffs have attempted to assert a theory of successor liability against Renters Choice. The Company will take appropriate steps to defend the successor liability issues at trial. Due to the uncertainties associated with any litigation, the ultimate outcome of this matter cannot presently be determined.

Michelle Newhouse v. Renters Choice, Inc./Handy Boykin v. Renters Choice, Inc. On November 26, 1997 a class action complaint was filed against the Company by Michelle Newhouse in New Jersey state court alleging, among other things, that under certain RTO contracts entered into between the plaintiffs and the Company, the Company failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Installment Sales Act. The claims arising from this action are similar to the claims made in Robinson v. Thorn Americas, Inc. and Gallagher v. Crown Leasing Corporation. The proposed class consists of all residents of New Jersey who are or have been parties to contracts to RTO merchandise from the Company within the past six years. During this period, the Company operated approximately 17 stores in New Jersey.

         The Company removed the case to federal court on January 21, 1998, and was then advised by the plaintiffs' attorney that Michelle Newhouse no longer wished to serve as class representative. A motion to voluntarily dismiss the Newhouse case filed by the plaintiffs' attorney was granted shortly thereafter. However, on May 1, 1998, a new class action complaint against the Company made by Handy Boykin was filed by the plaintiffs' attorney in the Newhouse matter in New Jersey state court alleging the same causes of action with the same proposed class as that of the Newhouse matter. This new filing essentially constitutes a replacement of the named plaintiff in the Newhouse matter with a new named plaintiff, Handy Boykin. Management anticipated such a replacement and intends to defend this matter vigorously. The Company removed the Boykin case to federal court, where Boykin's motion to remand to New Jersey state court is now pending. No motion for class certification has been made; however, due to the uncertainties associated with any litigation, the ultimate outcome of this matter cannot presently be determined. An adverse decision in this case could have a material effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 5, 1998, the Company issued 250,000 shares of Convertible Preferred Stock (134,414 of which were Series A and 115,586 of which were Series
B) at $1,000 per share to Apollo and on August 18, 1998, issued 10,000 shares of Convertible Preferred Stock (5,377 of which were Series A and 4,623 of which were Series B) to an affiliate of Bear, Stearns & Co. Inc. at $1,000 per share, resulting in aggregate proceeds to the Company of $260 million. The proceeds from the sale of the Convertible Preferred Stock were used to finance a portion of the cost of the Rent-A-Center Acquisition and to repurchase $25 million of the Company's common stock from the Company's Chairman of the Board and Chief Executive Officer. Both sales of Convertible Preferred Stock were made pursuant to an exemption under ss.4(2) of the Securities Act of 1933, as amended, as the sales were made in a private transaction and did not involve a public offering. The Series A Convertible Preferred Stock is convertible at any time into shares of the Company's common stock at a price equal to $27.395 per share. On October 20, 1998, the stockholders approved the conversion of the Series B Convertible Preferred Stock into shares of Series A Convertible Preferred Stock. Upon such approval, the Series B Convertible Preferred Stock automatically converted into Series A Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         CURRENT REPORTS ON FORM 8-K

         1. Current Report on Form 8-K/A dated May 28, 1998, filed on August 7, 1998, filing the required financial statements of the Company and Central Rents, Inc.

         2. Current Report on Form 8-K dated August 5, 1998 (as amended by the Current Report on Form 8-K/A dated August 5, 1998 and filed on August 25, 1998).

         EXHIBITS

    EXHIBIT
     NUMBER                          EXHIBIT DESCRIPTION
  ------------------------------------------------------------------------------
      1.1(1)   - Purchase Agreement, dated August 13, 1998, by and among
                 Renters Choice, Inc., Chase Securities Inc., Bear, Stearns &
                 Co. Inc., Credit Suisse First Boston Corporation and
                 NationsBanc Montgomery Securities LLC

      2.1(2)   - Agreement and Plan of Reorganization dated May 15, 1996, among Renters Choice, Inc., ColorTyme, Inc., and CT Acquisition
                 Corporation. (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the Commission.)

      2.2(3)   - Asset Purchase Agreement, dated May 1, 1998, by and among
                 Renters Choice, Inc., Central Rents, Inc., Central Rents
                 Holding, Inc. and Banner Holdings, Inc. (Pursuant to the rules of the Commission, the schedules and exhibits have been
                 omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the
                 Commission.)

      2.3(4)   - Letter Agreement, dated as of May 26, 1998, by and among
                 Renters Choice, Inc., Central Rents, Inc., Central Rents
                 Holding, Inc. and Banner Holdings, Inc. (Pursuant to the rules of the Commission, the schedules and exhibits have been
                 omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the
                 Commission.)

      2.4(5)   - Stock Purchase Agreement, dated as of June 16, 1998, among
                 Renters Choice, Inc., Thorn International BV and Thorn plc.
                 (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and
                 exhibits to the Commission.)

      3.1(6)   - Amended and Restated Certificate of Incorporation of the
                 Company

      3.2(7)   - Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of the Company

      3.3(8)   - Amended and Restated Bylaws of the Company

      3.4(9)   - Amendment to the Amended and Restated Bylaws of the Company

      4.1(10)  - Form of Certificate evidencing Common Stock

      4.2(11)  - Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series A Preferred Stock of Renters Choice,
                 Inc.

      4.3(12)  - Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series B Preferred Stock of Renters Choice,
                 Inc.

      4.4(13)  - Indenture, dated as of August 18, 1998, by and among Renters
                 Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center,
                 Inc., as Subsidiary Guarantors, and IBJ Schroder Bank &
                 Trust Company, as Trustee


      10.1(14) - Amended and Restated 1994 Renters Choice, Inc. Long-Term
                 Incentive Plan

      10.2(15) - Revolving Credit Agreement dated as of November 27, 1996 between Comerica Bank, as agent, Renters Choice, Inc. and certain other lenders

      10.3(16) - Portfolio Acquisition Agreement dated May 15, 1996, by and among Renters Choice, Inc., ColorTyme Financial Services, Inc., and STI Credit Corporation

      10.4(17) - Employment Agreement, dated March 28, 1997, by and between
                 Renters Choice, Inc. and Danny Z. Wilbanks

      10.5(18) - Stock Option Agreement, dated April 1, 1997, by and between
                 Renters Choice, Inc. and Danny Z. Wilbanks

      10.6(19) - Credit Agreement, dated August 5, 1998, among Renters Choice,
                 Inc., Comerica Bank, as Documentation Agent, NationsBanc N.A., as Syndication Agent, and The Chase Manhattan Bank, as
                 Administrative Agent, and certain other lenders

      10.7(20) - Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

      10.8(21) - $175,000,000 Senior Subordinated Credit Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

      10.9(22) - Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
                 IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice,
                 Inc., and certain other persons

      10.10(23)- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series A
                 Convertible Preferred Stock

      10.11(24)- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series B
                 Convertible Preferred Stock

      10.12(25)- Stock Purchase Agreement, dated August 5, 1998, among Renters
                 Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo
                 Overseas Partners IV, L.P.

      10.13(26)- Exchange and Registration Rights Agreement, dated August 18,
                 1998, by and among Renters Choice, Inc. and Chase Securities
                 Inc., Bear, Stearns & Co. Inc., NationsBanc Montgomery
                 Securities LLC and Credit Suisse First Boston Corporation

      27.1*    - Financial Data Schedule

--------------------------------------------------------------------------------

* Filed herewith.


(1) Incorporated herein by reference to Exhibit 1.1 to the registrant's Registration Statement on Form S-4 (File No. 333-65787)

(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(3) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

(4) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 15, 1996

(5) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(6) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(8) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(9) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(11) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(12) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(13) Incorporated herein by reference to the registrant's Registration Statement on Form S-4 (File No. 333-65787)

(14) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333-53471)

(15) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(16) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(17) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(18) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(19) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(24) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(25) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(26) Incorporated herein by reference to the registrant's Registration Statement on Form S-4 (file No. 333-65787)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.

                                          RENTERS CHOICE, INC.



                                          By: /s/ DANNY Z. WILBANKS
                                             ---------------------------------
                                             Danny Z. Wilbanks
                                             Senior Vice President-Finance
                                             and Chief Financial Officer

Date: November 13, 1998
Renters Choice, Inc.

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                          EXHIBIT DESCRIPTION
  ------------------------------------------------------------------------------
      1.1(1)   - Purchase Agreement, dated August 13, 1998, by and among
                 Renters Choice, Inc., Chase Securities Inc., Bear, Stearns &
                 Co. Inc., Credit Suisse First Boston Corporation and
                 NationsBanc Montgomery Securities LLC

      2.1(2)   - Agreement and Plan of Reorganization dated May 15, 1996, among Renters Choice, Inc., ColorTyme, Inc., and CT Acquisition
                 Corporation. (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the Commission.)

      2.2(3)   - Asset Purchase Agreement, dated May 1, 1998, by and among
                 Renters Choice, Inc., Central Rents, Inc., Central Rents
                 Holding, Inc. and Banner Holdings, Inc. (Pursuant to the rules of the Commission, the schedules and exhibits have been
                 omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the
                 Commission.)

      2.3(4)   - Letter Agreement, dated as of May 26, 1998, by and among
                 Renters Choice, Inc., Central Rents, Inc., Central Rents
                 Holding, Inc. and Banner Holdings, Inc. (Pursuant to the rules of the Commission, the schedules and exhibits have been
                 omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the
                 Commission.)

      2.4(5)   - Stock Purchase Agreement, dated as of June 16, 1998, among
                 Renters Choice, Inc., Thorn International BV and Thorn plc.
                 (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and
                 exhibits to the Commission.)

      3.1(6)   - Amended and Restated Certificate of Incorporation of the
                 Company

      3.2(7)   - Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of the Company

      3.3(8)   - Amended and Restated Bylaws of the Company

      3.4(9)   - Amendment to the Amended and Restated Bylaws of the Company

      4.1(10)  - Form of Certificate evidencing Common Stock

      4.2(11)  - Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series A Preferred Stock of Renters Choice,
                 Inc.

      4.3(12)  - Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series B Preferred Stock of Renters Choice,
                 Inc.

      4.4(13)  - Indenture, dated as of August 18, 1998, by and among Renters
                 Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center,
                 Inc., as Subsidiary Guarantors, and IBJ Schroder Bank &
                 Trust Company, as Trustee

     10.1(14)  - Amended and Restated 1994 Renters Choice, Inc. Long-Term
                 Incentive Plan

     10.2(15)  - Revolving Credit Agreement dated as of November 27, 1996 between Comerica Bank, as agent, Renters Choice, Inc. and certain other lenders

     10.3(16)  - Portfolio Acquisition Agreement dated May 15, 1996, by and among Renters Choice, Inc., ColorTyme Financial Services, Inc., and STI Credit Corporation

      10.4(17) - Employment Agreement, dated March 28, 1997, by and between
                 Renters Choice, Inc. and Danny Z. Wilbanks

      10.5(18) - Stock Option Agreement, dated April 1, 1997, by and between
                 Renters Choice, Inc. and Danny Z. Wilbanks

      10.6(19) - Credit Agreement, dated August 5, 1998, among Renters Choice,
                 Inc., Comerica Bank, as Documentation Agent, NationsBanc N.A., as Syndication Agent, and The Chase Manhattan Bank, as
                 Administrative Agent, and certain other lenders

      10.7(20) - Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

      10.8(21) - $175,000,000 Senior Subordinated Credit Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

      10.9(22) - Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
                 IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice,
                 Inc., and certain other persons

      10.10(23)- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series A
                 Convertible Preferred Stock

      10.11(24)- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series B
                 Convertible Preferred Stock

      10.12(25)- Stock Purchase Agreement, dated August 5, 1998, among Renters
                 Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo
                 Overseas Partners IV, L.P.

      10.13(26)- Exchange and Registration Rights Agreement, dated August 18,
                 1998, by and among Renters Choice, Inc. and Chase Securities
                 Inc., Bear, Stearns & Co. Inc., NationsBanc Montgomery
                 Securities LLC and Credit Suisse First Boston Corporation

      27.1*    - Financial Data Schedule

--------------------------------------------------------------------------------

*    Filed herewith.


(1) Incorporated herein by reference to Exhibit 1.1 to the registrant's Registration Statement on Form S-4 (File No. 333-65787)

(2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(3) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

(4) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 15, 1996

(5) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(6) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(7) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(8) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(9) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (File No. 33-86504)

(11) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(12) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(13) Incorporated herein by reference to the registrant's Registration Statement on Form S-4 (File No. 333-65787)

(14) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333-53471)

(15) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(16) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(17) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(18) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(19) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(24) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(25) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(26) Incorporated herein by reference to the registrant's Registration Statement on Form S-4 (file No. 333-65787)