Form 10-K405
period 1998-12-31
RENT A CENTER INC DE
filed 1999-03-25
CIK 933036

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-25370

                            ------------------------

                              RENT-A-CENTER, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      48-1024367
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

                             5700 TENNYSON PARKWAY
                                  THIRD FLOOR
                               PLANO, TEXAS 75024
                                  972-801-1100
                  (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

AGGREGATE MARKET VALUE OF THE 17,438,470 SHARES OF COMMON
  STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT THE
  CLOSING SALES PRICE ON MARCH 23, 1999.....................   $453,400,220
                                                               ------------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE CLOSE
  OF BUSINESS ON MARCH 23, 1999.............................     25,118,173
                                                               ------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement relating to the 1999 Annual Meeting of Stockholders of Rent-A-Center, Inc., are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   17
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................   19
Item 7a.  Quantitative and Qualitative Disclosure About Market Risk...   27
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................   27

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   28
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   28
Item 13.  Certain Relationships and Related Transactions..............   28

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   28

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are the largest operator in the United States rent-to-own industry with an approximate 26% market share (based on store count). We currently operate 2,126 company-owned stores and 324 franchised stores, providing high quality durable goods in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, Inc., is a national franchisor of 324 stores in 40 states, 300 of which operate under the "ColorTyme" name, while the remaining 24 stores operate under the "Rent-A-Center" name. Our stores offer home electronics, appliances, furniture and accessories under flexible rental purchase arrangements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase arrangements are designed to appeal to a wide variety of consumers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources, a lack of access to credit, because they have a temporary need, or they simply desire to rent rather than purchase the merchandise.

     Our principal executive offices are located at 5700 Tennyson Parkway, Third Floor, Plano, Texas 75024.

  Acquisition History

     We were incorporated in 1986. In 1989, J. Ernest Talley, our Chairman of the Board and Chief Executive Officer, acquired a controlling interest in us and certain of our related entities, which then owned 22 rent-to-own stores located primarily in New Jersey and Puerto Rico. These related entities were merged together under the name Vista Rent To Own, Inc. in 1990. In March 1993, we formed Renters Choice, L.P. for the purpose of acquiring from DEF Investments, Inc. and certain related entities, 84 stores located in 12 states. This acquisition was consummated in April 1993. We changed our name to Renters Choice, Inc. in December 1993 and in May 1994 we acquired all of the assets and liabilities of Renters Choice, L.P. in connection with the dissolution of that partnership. Effective as of January 1, 1995, Talley Lease To Own, Inc., a rent-to-own company owned primarily by Mr. Talley and his son Michael C. Talley, was merged into Renters Choice, Inc., with Renters Choice, Inc. being the surviving corporation. In April 1995, we acquired 72 stores located in 18 states, including nine states in which we previously had no operations, from Crown Leasing Corporation and certain of its affiliates. In September 1995, we completed the acquisition of an additional 135 stores located in 10 states, including one state in which we previously had no operations, from the shareholders of the parent company of a chain of rent-to-own stores doing business as Magic Rent-to-Own and Kelway Rent-to-Own. In May 1996, we acquired ColorTyme, a national franchisor of rent-to-own stores. At the time of the closing of this acquisition, ColorTyme was a franchisor of 313 stores in 40 states, and directly owned seven stores. As the pool of available large acquisition candidates had significantly decreased in 1996 and 1997, we launched an aggressive program to purchase smaller chains of rent-to-own stores, as well as individual stores. As a result of this program, which began in mid-1996, we acquired 98 stores located in 20 states in 24 separate transactions during 1996, and 76 stores located in 16 states in 18 separate transactions during 1997.

     Since 1993, our store count has grown from 27 to 2,126 through the above acquisitions as well as the significant acquisition activity and new store openings in 1998.

1998 DEVELOPMENTS

  Acquisitions

     In May 1998, we acquired substantially all of the assets of Central Rents, Inc. for approximately $100 million in cash. Central Rents operated 176 stores located primarily in California, the Southwest, Midwest, and South. This acquisition expanded our presence in regions of the country which we had strategically targeted for expansion.

     On August 5, 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor with 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. Thorn Americas operated 1,158 stores under the "Rent-A-Center" brand, the most widely recognized name in the rent-to-own industry.

     We financed the acquisition of Thorn Americas through certain financing arrangements, consisting of a senior credit facility and a senior subordinated facility. We also issued a total of $260 million in preferred stock to certain affiliates of Apollo Management, IV, L.P., and to an affiliate of Bear, Stearns & Co. to assist in the funding of the acquisition of Thorn Americas, to repurchase $25 million of our common stock, and to repay our prior credit facility. On August 18, 1998, following the acquisition of Thorn Americas, we issued $175 million of senior subordinated notes to repay the senior subordinated facility.

     During 1998, we also acquired the assets of 55 rent-to-own stores in 14 separate transactions for approximately $26.4 million in cash. As a result of these acquisitions, a total of 1,637 stores were added to our store base.

  Settlement of New Jersey Litigation

     On December 14, 1998, we settled in principle three lawsuits arising out of our operations in New Jersey for approximately $60 million. The settlement of these three cases, Robinson v. Thorn Americas, Inc. et al, Gallagher v. Crown Leasing Corporation et al and Boykin v. Renters Choice, Inc., are contingent upon each other and subject to preliminary and final court approval. We anticipate receiving preliminary court approval of these settlements in April 1999. Please read the section entitled "Business -- Legal Proceedings" for a discussion concerning this settlement and our pending litigation.

  Name Change

     On December 31, 1998, we merged Thorn Americas into Renters Choice and changed our name to Rent-A-Center, Inc. As part of the integration of the Thorn Americas, we changed the name of all of our stores to the "Rent-A-Center" brand.

INDUSTRY OVERVIEW

     According to industry sources and our estimates, the rent-to-own industry consists of approximately 8,300 stores, and provides 6.4 million products to 2.9 million households. We estimate that the six largest rent-to-own industry participants account for 3,700 of the total number of stores, and that the majority of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced and is expected to continue to experience increasing consolidation. We believe that this consolidation of operations in the industry presents opportunities for us, as well as other well capitalized rent-to-own operators, to continue to acquire additional stores on favorable terms.

STRATEGY

     We are focusing our strategic efforts on (A) implementing our integration plan, (B) continued efforts to enhance store operations, and (C) the pursuit of strategic expansion once the integration plan is substantially in place.

  Implement the Integration Plan

     We developed a comprehensive program for the integration of Thorn Americas and Central Rents. By December 31, 1998, we had completed the major steps of this integration plan, namely:

     - replacing Thorn Americas' nationwide distribution network with our vendor drop shipment system;

     - implementing a common management information system;

     - consolidating advertising, purchasing and human resource functions;

     - closing Thorn Americas' and Central Rents' headquarters;

     - integrating middle and senior management; and

     - all stores, including former Renters Choice locations, adopting and beginning to operate under the "Rent-A-Center" brand name.

  Continue to Enhance Store Operations

     With the major integration issues now behind us, we are currently focusing our efforts on enhancing the operations in the stores acquired from Thorn Americas and Central Rents. We are seeking to improve store performance through strategies intended to produce gains in operating efficiency and profitability. We believe that we will achieve gains in revenues and operating margins in our stores by:

     - using focused advertising to increase store traffic,

     - expanding the offering of upscale, higher margin products, such as Sony and JVC electronics and La-Z-Boy furniture, to increase the number of product rentals,

     - employing strict store-level cost control, and

     - closely monitoring each store's performance through the use of its management information system to ensure each store's adherence to established operating guidelines.

  Pursue Strategic Expansion

     We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the rent-to-own industry will result in ongoing growth opportunities. We typically target under-performing and undercapitalized chains of rent-to-own stores. The acquired stores benefit from the administrative network, improved product mix, sophisticated management information system and purchasing power of the larger organization while strengthening their local market position. In addition, we have access to an expanding number of franchise locations, which we have the right of first refusal to purchase. We believe that the rent-to-own market is significantly under-penetrated and we plan to continue opening new stores in current and new markets. We will focus new market penetration in adjacent areas or regions which are under-served by the rent-to-own industry. In evaluating a new market, we review demographic statistics, cost of advertising and the number and nature of competitors.

RENT-A-CENTER STORE OPERATIONS

     As of December 31, 1998, we operated 2,126 stores and franchised 324 stores in 50 states, Puerto Rico and the District of Columbia, as illustrated by the following table:

                             NUMBER OF STORES
                           --------------------
                           COMPANY
        LOCATION            OWNED     FRANCHISE
        --------           -------    ---------
Alabama..................      46         --
Alaska...................       1         --
Arizona..................      54         10
Arkansas.................      22          2
California...............     119          9
Colorado.................      26          3
Connecticut..............      17          6
Delaware.................      15          1
District of Columbia.....       4         --
Florida..................     135          8
Georgia..................      95          5
Hawaii...................      11          1
Idaho....................       1          2
Illinois.................     113         --
Indiana..................      75         17
Iowa.....................      19         --
Kansas...................      28         18
Kentucky.................      41          7
Louisiana................      35          5
Maine....................      --         11
Maryland.................      46          6
Massachusetts............      40         13
Michigan.................      95         14
Minnesota................       6         --
Mississippi..............      12         10
Missouri.................      49          7
Montana..................       1          3

                             NUMBER OF STORES
                           --------------------
                           COMPANY
        LOCATION            OWNED     FRANCHISE
        --------           -------    ---------
Nebraska.................       4         --
Nevada...................      16          4
New Hampshire............      15          2
New Jersey...............      40          9
New Mexico...............      10         10
New York.................     100         19
North Carolina...........      94         10
North Dakota.............       1         --
Ohio.....................     127          8
Oklahoma.................      37         13
Oregon...................       6          4
Pennsylvania.............      76          5
Puerto Rico..............      17         --
Rhode Island.............       7          4
South Carolina...........      28          1
South Dakota.............       2         --
Tennessee................      82          8
Texas....................     226         60
Utah.....................      16          1
Vermont..................       6         --
Virginia.................      39          1
Washington...............      27          3
West Virginia............      14          2
Wisconsin................      29          2
Wyoming..................       1         --
          Total..........   2,126        324

  Product Selection

     Each of our stores offers merchandise from four basic product categories; home electronics, appliances, computers, and furniture and accessories. Our policy is to ensure that our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize products from brand-name manufacturers. During 1998, home electronic products accounted for approximately 48% of our store revenue, appliances for 19%, computers for 4%, and furniture and accessories for 33%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments. Many of the stores acquired in 1998 carried certain merchandise from other product categories and different manufacturers than those selected by us. As part of the integration process, we have standardized the inventory in each of these stores.

     Home electronic products offered by our stores include televisions, video cassette recorders and stereos from top brand manufacturers such as Magnavox, Sony, JVC and Technics. We rent major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer computer hardware and software by Packard Bell. We rent a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors.

We offer furniture made by Ashley, England-Corsair, La-Z-Boy and other top brand manufacturers, while accessories include pictures, plants, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

  Rental Purchase Agreements

     Our customers generally enter into weekly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 18 to 36 months or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify sources of income. References listed by the customer are contacted to verify the information contained in the customer's rental purchase order form. Rental payments are generally made in cash, by money order or debit card. Depending on state regulatory requirements, we charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring such product protection in case of theft or certain natural disasters. Such fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled "Government Regulation" below.

  Product Turnover

     In the majority of our stores, a minimum rental term of 18 months is generally required to obtain ownership of new merchandise. We believe that fewer than 25% of our customers complete the full term of the agreement as to a given item of merchandise. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and VCRs, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. In order to cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under installment purchase or credit plans.

  Customer Service

     We offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without charge, except for damage in excess of normal wear and tear. Repair services are provided either through our network of service centers or by the vendor if the product is still under factory warranty. If the product cannot be repaired at the customer's residence, we provide a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products we offer are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

  Collections

     Store managers use our computerized management information system to track cash collections on a daily basis. In the event of a customer failing to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items by the seventh to tenth day following termination or default of a rental purchase agreement. Charge-offs due to lost or stolen merchandise, expressed as a percentage of store revenues, were approximately 2.5% in 1998, as compared to approximately 2.1% in 1997. In an effort to improve collections at the stores acquired during 1998, we have implemented our collection procedures in such stores, including our management incentive plans, which provide incentives to reduce the percentage of delinquent accounts.

  Management

     Our network of stores is organized geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and credit relations, deliveries and pickups, inventory management, staffing and certain marketing efforts. Each store manager reports to a market manager who typically oversees eight stores. Market managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. We have 268 market managers who, in turn, report to 45 regional directors, who monitor the operations of regions and, through the market managers, individual store performance. The regional directors report to our senior executives. A significant portion of a market or store manager's compensation is dependent upon store revenue and profits.

     Our executive management directs and coordinates purchasing, financial planning and controls, employee training, personnel matters and new store site selection. Our management team also evaluates the performance of each store, including on-site reviews. Our business strategy emphasizes strict cost containment and operational controls.

MANAGEMENT INFORMATION SYSTEMS

     We utilize an integrated computerized management information and control system to track each unit of merchandise in our stores and each rental purchase agreement. Our system also includes extensive management software and report-generating capabilities. The reports for all stores are reviewed daily by senior management and any irregularities are addressed the following business day. Each store is equipped with a computer system that tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts and other account information. We electronically gather each day's activity report through the computer located at our headquarters. This system provides our management with access to operating and financial information about any store location or region in which we operate and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and every rental purchase transaction. Utilizing the management information system, executive management, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision as compared to our prescribed guidelines. The integration of the management information system with our accounting system facilitates the production of the financial statements. As part of the integration process, we fully incorporated the stores acquired in 1998 into our management information system.

     We are fully aware of the issues associated with the programming code in existing computer and software systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. While we do not believe that the rollover to the Year 2000 will materially affect our operations, you should read the discussion of our Year 2000 readiness in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.

PURCHASING AND DISTRIBUTION

     The general product mix in our stores is determined by senior management, based on an analysis of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by senior management. Specific purchasing decisions for the stores are made by store and market managers, subject to review by headquarters management. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not maintain any warehouse space.

     We purchase the majority of our merchandise directly from manufacturers. Our largest suppliers include Whirlpool and Magnavox, who accounted for approximately 14.5% and 13.4%, respectively, of merchandise purchased for the stores in 1998. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and do not believe that the success of our operations is dependent on any one or more of our present suppliers.

MARKETING

     We promote the products and services in our stores primarily through direct mail advertising and, to a lesser extent, radio and secondary print media advertisement. In January 1999, we began broadcasting a series of national television commercials. Our advertisements emphasize such features as product and brand name selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. Advertising expense as a percentage of store revenue for the year ended December 31, 1998 and 1997, was approximately 4.9% and 4.7%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the area can be reduced by listing all stores in the same market-wide advertisement.

TRADEMARKS

     We own various registered trademarks, including "Rent-A-Center", "Renters Choice", and "Your Home Furnishing Outlets". The products held for rent also bear trademarks and service marks held by their manufacturers.

COMPETITION

     The rent-to-own industry is highly competitive. According to industry sources and our estimates, the six largest industry participants account for 3,700 of the approximately 8,300 rent-to-own stores in the United States. We currently are the largest operator of rent-to-own stores with 2,126 stores, and 324 franchised rental centers. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with department stores and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

COLORTYME OPERATIONS

     ColorTyme is a nationwide franchisor of television, stereo and furniture rental centers. During 1998, 77 new locations were added and 15 sold, of which we acquired six. As of December 31, 1998, there were 324 franchised rental centers operating in 40 states.

     All but 24 of the ColorTyme franchised stores use ColorTyme's tradenames, service marks, trademarks, logos, emblems and indicia of origin. The remaining stores use the "Rent-A-Center" name. All stores operate under distinctive operating procedures and standards specified by ColorTyme. ColorTyme's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.3% to 4.0% of the franchisees' rental income and, generally, an initial fee of $15,000 per location for existing franchisees and up to $25,000 per location for new franchisees.

     ColorTyme has an arrangement with STI Credit Corporation, who may provide inventory financing to qualified new franchisees.

     The ColorTyme franchise agreement generally requires the franchised stores to utilize certain computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to upload and download data, troubleshoot, and retrieve data and information from the franchised stores' computer systems.

     The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types, and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals, and must maintain on display at the franchised stores, such products as specified by

ColorTyme. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme's largest suppliers are Whirlpool and Magnavox, which accounted for approximately 17.6% and 10.4%, respectively, of merchandise purchased by ColorTyme in 1998.

     ColorTyme has established a national advertising fund for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross rental payments and sales from each franchisee to be contributed to the fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of advertising in print, television and radio. Furthermore, the franchisees are required to expend 3% of their monthly gross rental payments and sales on local advertising.

     ColorTyme licenses the use of its trademarks to the franchisees under the franchise agreement. ColorTyme owns the registered trademarks "ColorTyme", "ColorTyme -- What's Right for You", and "FlexTyme", along with certain design and service marks.

GOVERNMENT REGULATION

  State Regulation

     There currently are 45 states, including Minnesota, that have legislation regulating rental purchase transactions. With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements. Some state rental purchase laws prescribe grace periods for nonpayment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Nine states limit the total rental payments that can be charged. Such limitations, however, do not become applicable in general unless the total rental payments required under agreements exceed 2 times to 2.4 times of the "disclosed cash price" or the retail value.

     Minnesota and, more recently, New Jersey have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilize rent-to-rent agreements, with certain variations, in both Wisconsin and Minnesota.

     Alaska, Montana, North Carolina, New Jersey, Wisconsin, Puerto Rico and the District of Columbia have no rental purchase legislation. However, in North Carolina, the retail installment sales statute provides an objective test that excludes our transaction from coverage under the North Carolina retail installment sales statute. We operate 92 stores in the remaining jurisdictions, excluding North Carolina, which have no rental purchase legislation.

     There can be no assurance that new or revised rental purchase laws will not be enacted or, if enacted, that such laws would not have a material adverse effect on us.

  Federal Legislation

     No comprehensive federal legislation has been enacted regulating or otherwise impacting the rental-purchase transaction. From time to time, legislation has been introduced in Congress that would regulate the rental-purchase transaction, including legislation that would subject the rental-purchase transaction to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act. Any such federal legislation, if enacted, could have a material adverse effect on us.

EMPLOYEES

     As of March 23, 1999, we had approximately 10,550 employees, of whom 195 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores. As of the same date, ColorTyme had approximately 17 employees, all of which were employed full-time. None of our employees, including ColorTyme employees, are covered by a collective bargaining agreement. We believe that relationships with our employees are generally good, and that ColorTyme's relationships with its employees are generally good.

RISK FACTORS

     An investment in our common stock involves various risks. You should carefully consider the information below in addition to any other information contained in this report in evaluating whether or not you should invest in our common stock.

     IF WE CANNOT ADEQUATELY MANAGE OUR INCREASED SIZE RESULTING FROM OUR ACQUISITION OF THORN AMERICAS, OUR FUTURE OPERATIONS MAY BE ADVERSELY AFFECTED.

     Our operations more than doubled with the purchase of Thorn Americas. Our future operations depend largely upon our ability to manage this sizeable and growing business profitably. Although we believe that with the implementation of our management philosophy, we can accomplish this task, we cannot guarantee to you that we will. If we fail to manage the size and the growth of our business, a material adverse effect could result.

     WE HAVE SIGNIFICANT DEBT AND WE MAY NOT BE ABLE TO MEET OUR OBLIGATIONS.

     Because of the acquisition of Thorn Americas, we have a significant amount of debt outstanding. As of December 31, 1998, we owed approximately $805.7 million under our various debt agreements. The maximum amount of senior debt that we could have borrowed on that date was $720.0 million. Under our term loans, we will be required to make minimum principal payments totaling approximately $2.0 million in 1999, $14.0 million in 2000, $22.0 million in 2001, $26.0 million in 2002 and $30.0 million in 2003 plus applicable interest. You should be aware that this significant amount of debt could have important consequences to you as a stockholder, including the following:

     - We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes,

     - A significant portion of our cash flow from operations must be dedicated to the repayment of the indebtedness, thereby reducing the amount of cash we have available for other purposes,

     - We may be disadvantaged as compared to our competitors as a result of the significant amount of debt we now owe, and

     - Our ability to adjust to changing market conditions and our ability to withstand competition may be hampered by the amount of debt we now owe. It may also make us more vulnerable in a downturned market.

     You should be aware that our ability to repay or refinance our current debt depends on our successful financial and operating performance.

     RESTRICTIONS IMPOSED ON RENT-A-CENTER BY OUR DEBT AGREEMENTS MAY SIGNIFICANTLY LIMIT OR PROHIBIT US FROM ENGAGING IN CERTAIN TRANSACTIONS.

     The indenture relating to our outstanding notes and our senior credit facilities impose significant operating and financial restrictions on us and our subsidiaries.

     The loan documents we signed to borrow money to acquire Thorn Americas impose significant restrictive covenants on us and require us to maintain specified financial ratios and satisfy certain financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot guarantee to you that we will be able to meet such tests. In addition, the restrictions contained in our senior credit facilities could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or in the economy, or otherwise conduct necessary corporate activities. Our failure to comply with the restrictions in the indenture and the senior credit facilities could lead to a default under the terms of those documents. In the event of such a default, the applicable lender could declare all amounts borrowed and all amounts due under other instruments that contain certain provisions for cross-acceleration or cross-default due and payable. In addition, the lenders under such agreements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our notes or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us.

     You should also be aware that the existing indebtedness under the senior credit facilities is secured by substantially all of our and our subsidiaries' assets. Should a default or acceleration of such indebtedness occur, the holders of such indebtedness could sell the assets to satisfy all or a part of what is owed. The senior credit facilities also contain provisions prohibiting the modification of our notes and limiting our ability to refinance the notes.

     Our senior credit facilities prohibit us from paying dividends on our common stock. We do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

     WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER WHICH MAY BE REQUIRED BY THE INDENTURE.

     If a change of control occurs, we may be required to make an offer to purchase all of our outstanding notes. We would be required to purchase the notes at 101% of their principal amount, plus accrued interest to the date of repurchase. If a change of control occurs, we cannot be sure that we would have enough funds to pay for all of the notes. If we are required to purchase the notes, we would need to secure third-party financing if we do not have available funds to meet our purchase obligations. However, we cannot be sure that we would be able to secure such financing on favorable terms, if at all.

     Also, our financing arrangements will restrict our ability to repurchase the notes, including pursuant to a change of control. Furthermore, a change of control will result in an event of default under the senior credit facilities and may lead to an acceleration of any other senior indebtedness we may have at that time. In such event, the subordination provisions of the notes would require us to pay our senior credit facilities and any other senior indebtedness in full before repurchasing any notes. In addition, a change of control could require us to repurchase our existing notes and we could be required to offer to redeem our convertible preferred stock. The inability to repay senior indebtedness, if accelerated, and to purchase all of the tendered notes, would constitute an event of default under the indenture.

     THERE ARE MATERIAL LEGAL PROCEEDINGS PENDING AGAINST RENT-A-CENTER, THORN AMERICAS AND COLORTYME. COSTS INCURRED BY US IN OUR DEFENDING OURSELVES OR ASSOCIATED WITH SETTLING ANY OF THESE PROCEEDINGS, OR A RULING AGAINST US IN ANY OF THESE PROCEEDINGS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OUR BUSINESS OPERATIONS.

     WE ARE THE DEFENDANT IN SEVERAL LAWSUITS SEEKING MATERIAL DAMAGES. ONE OR MORE JUDGMENTS AGAINST US IN THESE LAWSUITS COULD MATERIALLY ADVERSELY AFFECT BOTH OUR FINANCIAL CONDITION AND OUR ABILITY TO CONTINUE OUR RENT-TO-OWN BUSINESS AS PRESENTLY CONDUCTED.

     The material lawsuits against us generally involve claims that rent-to-own contracts are in fact disguised installment sales contracts, violate state usury laws, or violate other state laws enacted to protect consumers.

     We recently settled in principle three class actions arising out of our operations in New Jersey. In Robinson v. Thorn Americas, Inc., a New Jersey state court entered a judgment against Thorn Americas requiring Thorn Americas to pay the class of plaintiffs an amount in excess of $140 million. Thorn Americas posted a $163 million supersedeas bond. The other two class actions in New Jersey assert claims similar to the claims made against Thorn Americas in Robinson v. Thorn Americas, Inc. Robinson has been settled in principle for $48.5 million, and the other two have been settled in principle for a total of $11.5 million.

     Because of the uncertainties associated with our remaining material litigation, we cannot estimate for you our ultimate liability for these matters, if any. You should be aware that an adverse ruling on any of these cases could have a material adverse effect on our business operations and our financial condition.

     A final judgment against us could materially adversely affect our financial condition by requiring the payment of the judgment or the posting of a bond. The failure to pay any such judgment would be a default under our senior credit facilities and the indenture.

     A final judgment in any of our material litigation cases could also materially adversely affect our ability to transact our rent-to-own business as presently conducted. While we believe we have meritorious defenses to all of the material actions presently pending against us, we cannot assure you that such a judgment will not be entered against us.

     In addition, if such a judgment were entered against us and upheld on appeal, it could be the basis for additional litigation against us by new plaintiffs based on the same or similar claims.

     RENT-TO-OWN TRANSACTIONS ARE REGULATED BY LAW IN MOST STATES. ANY CHANGE IN THESE LAWS, OR THE PASSAGE OF NEW LAWS, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS OPERATIONS OR INCREASE OUR EXPOSURE TO LITIGATION.

     In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material adverse impact on our business operations. As is the case with most businesses, we are subject to certain governmental regulations, specifically in our case, regulations regarding rent-to-own transactions. There are currently 45 states that have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Certain states also effectively regulate rental purchase transactions under other consumer protection statutes. You should also be aware that we are currently subject to outstanding judgments and other litigation alleging that we, or our subsidiaries, have violated some of these statutory provisions.

     Although there is no comprehensive federal legislation regulating rental-purchase transactions, we cannot assure you that such legislation will not be enacted in the future. From time to time, legislation has been introduced in Congress seeking to regulate our business. In addition, we cannot assure you that the various legislatures in the states where we currently do business will not adopt new legislation or amend existing legislation that negatively affects us.

     OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF KEY PERSONNEL, AND WE DO NOT HAVE EMPLOYMENT AGREEMENTS WITH ANY OF THEM. THE LOSS OF ANY ONE OF THESE COULD ADVERSELY AFFECT OUR BUSINESS.

     Rent-A-Center's continued success is highly dependent upon the personal efforts and abilities of our senior management, including J. Ernest Talley, our Chairman of the Board and Chief Executive Officer, Mark E. Speese, our President, and L. Dowell Arnette, our Executive Vice President and Chief Operating Officer. We do not have employment contracts with any of these officers and the loss of any one of them could impact us in a negative way.

     48.7% OF OUR VOTING STOCK IS OWNED BY A SMALL GROUP OF OUR DIRECTORS AND THEIR AFFILIATES. THIS GROUP WOULD BE ABLE TO EFFECTIVELY CONTROL RENT-A-CENTER SINCE THE ELECTION OF DIRECTORS AND MAJOR TRANSACTIONS ONLY REQUIRE THE VOTE OF A MAJORITY OF OUR STOCKHOLDERS.

     You should be aware that a total of approximately 48.7% of our voting stock on a fully diluted basis is controlled by Messrs. Talley and Speese and by certain affiliates of Apollo Management IV, L.P. As a result, in the event they act together, they have the ability to exercise practical control over the outcome of actions requiring the approval of our stockholders, including potential acquisitions, elections of our board of directors and sales or changes in control of Rent-A-Center.

     WE COULD BE ADVERSELY AFFECTED IF OUR OR OUR VENDORS' COMPUTER SYSTEMS ARE NOT YEAR 2000 COMPLIANT.

     Year 2000 issues exist when dates are recorded in computers using two digits, rather than four, and are then used for arithmetic operations, comparisons or sorting. A two-digit recording may recognize a date using "00" as 1900 rather than 2000, which could cause our computer systems to perform inaccurate computations. We have received confirmation from our management information systems vendors that our system is Year 2000 compliant. You should be aware that Year 2000 issues relate not only to our systems, but also to those used by our suppliers. We anticipate that system replacements and modifications will resolve any Year 2000 issues that may exist with our suppliers or their suppliers. However, we cannot guarantee to you that such replacements or modifications will be completed successfully or on time and, as a result, any failure to complete such modifications on time could materially affect our financial and operating results in a negative way.

     OUR ORGANIZATIONAL DOCUMENTS CONTAIN PROVISIONS WHICH MAY PREVENT OR DETER ANOTHER GROUP FROM PAYING A PREMIUM OVER THE MARKET PRICE TO OUR STOCKHOLDERS TO ACQUIRE OUR STOCK

     Our organizational documents contain provisions which classify our board of directors, authorize our board of directors to issue "blank check" preferred stock, and establish advance notice requirements on our stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

ITEM 2. PROPERTIES

     We lease space for all of our stores, as well as our corporate and regional offices, under operating leases expiring at various times through 2008. Most of these leases contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed upon formulas. Our headquarters are located at 5700 Tennyson Parkway, Plano, Texas, and consist of approximately 77,158 and 5,116 square feet, devoted to our operations and ColorTyme's operations, respectively. Store sizes range from approximately 1,500 to 8,200 square feet, and average approximately 3,800 square feet. Approximately 80% of each store's space is generally used for showroom space and 20% for offices and storage space. We believe that suitable store space generally is available for lease and that we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect that additional space will be readily available at competitive rates in the event that we desire to open new stores.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. The majority of the material proceedings involve claims that may be generally characterized into one of two categories, recharacterization claims and statutory compliance claims. Recharacterization claims generally involve claims:

     - in states that do not have rent-to-own legislation,

     - that rent-to-own transactions are disguised installment sales in violation of applicable state installment statutes, and

     - that allege greater damages.

Statutory compliance claims generally involve claims:

     - in states that have rent-to-own legislation,

     - that the operator failed to comply with applicable state rental purchase statutes, such as notices and late fees, and

     - that allege lesser damages.

     Except as described below, we are not currently a party to any material litigation.

     The following litigation matters were assumed with Thorn Americas pursuant to the Thorn Americas acquisition. In connection with accounting for the Thorn Americas acquisition, we made appropriate purchase accounting adjustments for contingent liabilities associated with outstanding litigation.

     Robinson v. Thorn Americas, Inc. The plaintiffs filed this class action on April 19, 1994 in state court in New Jersey. The class consists of all residents of New Jersey who are or have been parties to Thorn Americas' rent-to-own contracts since April 19, 1988. During this period, Thorn Americas operated approximately 23 stores in New Jersey. The plaintiffs' claims are for alleged violations of the New Jersey Retail Installment Sales Act and the New Jersey Consumer Fraud Act, usury, unlawful contractual penalty and conversion. On January 5, 1998, the court entered a judgment against Thorn Americas and ordered Thorn Americas to pay the plaintiffs the amount equal to (A) all reinstatement fees collected by Thorn Americas since April 29, 1988, and (B) 40% of all rental revenue collected by Thorn Americas from the plaintiffs from April 29, 1988, trebled. Later, the court added an incentive award to the class representative, the inclusion of attorneys' fees, and granted plaintiff's counsel 25% of the amount to be distributed to the class. The judgment is secured by a supersedeas bond posted by Thorn Americas in the amount of $163 million, which amount was derived from an accounting by plaintiffs of the projected amount of the judgment liability through April 1999. Thorn Americas filed its notice of appeal on January 26, 1998 and the appeal is now fully briefed. In December 1998, we settled this matter in principle for approximately $48.5 million, subject to preliminary and final approval of the court. The final settlement documents are currently being negotiated. We anticipate that the execution of these settlement documents and the preliminary approval of the court will occur in April 1999.

     Burney v. Thorn Americas, Inc. The plaintiffs originally filed a class action in federal court in Wisconsin alleging Thorn Americas' rent-to-own contracts violated the Wisconsin Consumer Act and federal RICO and truth-in-lending statutes. The court first granted the plaintiffs' motion for summary judgment as to liability under the Wisconsin Consumer Act. The court then withdrew that decision and dismissed the action for lack of federal subject matter jurisdiction once the plaintiffs withdrew their federal claims. The plaintiffs' refiled the action on February 28, 1997 in state court in Wisconsin, and the court granted plaintiffs' motion for class certification on July 7, 1998. The class is comprised of the persons who were party to rent-to-own contracts with Thorn Americas in Wisconsin after October 19, 1988 and who have paid Thorn Americas an amount equal to or greater than the value of the merchandise. During this period, Thorn Americas operated approximately 23 stores in Wisconsin. The plaintiffs have asserted that the value of the merchandise for class certification purposes is 60% of the amount required to obtain ownership. This limitation on the members of the class distinguishes Burney from Robinson. We settled this matter for $16.25 million, subject to final approval by the court. The court approved the settlement on March 19, 1999.

     Colon v. Thorn Americas, Inc. The plaintiffs filed this class action in November 1997 in New York state court. Thorn Americas removed the case to the U.S. District Court for the Southern District of New York. Plaintiffs filed a motion to remand, which was granted. The plaintiffs acknowledge that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contend the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. Plaintiffs allege Thorn Americas has a duty to disclose "effective interest" under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. In their prayers for relief, the plaintiffs have requested the following:

     - class certification,

     - injunctive relief requiring Thorn Americas to (A) cease certain marketing practices, (B) price their rental purchase contracts in certain ways, and
       (C) disclose effective interest,

     - unspecified compensatory and punitive damages,

     - rescission of the class members contracts,

     - an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period,

     - treble damages, attorney's fees, filing fees and costs of suit,

     - pre- and post-judgment interest, and

     - any further relief granted by the court.

     This suit also alleges violations relating to late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. The plaintiffs did not specify a specific amount on their damages request.

     The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. We are vigorously defending this action and on September 24, 1998, filed motions to deny class certification and dismiss the complaint. Plaintiff responded and filed a motion for summary judgment asking the court to declare that the transaction includes an undisclosed interest component. The motions are fully briefed and are awaiting a ruling by the court. There can be no assurance that these motions will be granted or that we will be found not to have any liability.

     Anslono v. Thorn Americas, Inc. This is a putative class action filed in Massachusetts state court on January 6, 1998. Plaintiffs acknowledge that rent-to-own contracts constitute "consumer leases" under Massachusetts' rent-to-own statute, but contend that Thorn Americas failed to comply with certain statutory provisions and Thorn Americas failed to provide certain disclosures. Plaintiffs seek actual and statutory damages and an injunction to prohibit Thorn Americas from engaging in the acts complained of. Specifically, the plaintiffs have requested in their prayers for relief, the following:

     - class certification,

     - unspecified damages, together with an award of treble damages under Massachusetts law,

     - costs and expenses, including reasonable attorneys' fees,

     - injunctive relief, enjoining Thorn Americas from engaging in unfair or deceptive practices relating to certain advertising practices,

     - an order eliminating the plaintiffs' obligation to pay their final periodic rent-to-own installment payment, and

     - any other further relief that the plaintiffs may be entitled to.

     The proposed class includes all Massachusetts residents who were parties to Thorn Americas' rent-to-own contracts in the four-year period prior to the January 6, 1998 filing. We are vigorously defending this action. However, there can be no assurance that we will be found not to have any liability.

     Allen v. Thorn Americas, Inc. The plaintiffs filed August 15, 1997 a putative nationwide class action suit in federal court in Missouri, alleging that Thorn Americas has discriminated against African-Americans in its hiring, compensation, promotional and termination policies. We settled this matter for approximately $6.75 million, and the settlement was paid during 1998.

     Cooks v. Thorn Americas, Inc. The plaintiff filed a putative class action in Texas state court in 1993, alleging violations of Texas' usury statute, Deceptive Trade Practices Act and Insurance Code. In their prayers for relief, the plaintiffs have requested:

     - class certification,

     - unspecified compensatory damages in an amount less than $50,000 per class member,

     - reasonable attorneys' fees,

     - costs of the suit,

     - pre- and post-judgment interest, and

     - other further relief, as the court may deem necessary or appropriate.

     This case has been dormant since 1995. We intend to defend this action should it once again become active. However, there can be no assurance that we will be found not to have any liability.

     In connection with the Thorn Americas acquisition, Thorn plc agreed to indemnify and hold us harmless from the following two lawsuits and deposited $40 million in escrow in respect of these two lawsuits and other indemnification claims that we may have against Thorn plc.

     Fogie v. Thorn Americas, Inc. The plaintiffs filed this class action on December 4, 1991 in Minnesota. The class consists of residents of Minnesota who entered rental purchase contracts with Thorn Americas from August 1, 1990 through November 30, 1996. The plaintiffs alleged that Thorn Americas' rent-to-own contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. On April 15, 1998, the court entered a final judgment against Thorn Americas and ordered it to pay approximately $30 million to the plaintiffs. Under certain provisions of the judgment, Thorn Americas may receive certain credits against the judgment. On May 15, 1998, Thorn Americas filed a notice of appeal from the damages finding only and is vigorously pursuing its appeal.

     Willis v. Thorn Americas, Inc. The Willis action consolidated three separate but related actions, the first of which was filed in 1994, that cover the period from December 22, 1988 to September 9, 1996. The plaintiffs alleged that prior to Pennsylvania's enactment of rent-to-own legislation, Thorn Americas' rent-to-own contracts were actual installment sales contracts in violation of Pennsylvania law. Thorn Americas entered into a settlement agreement with the plaintiffs whereby Thorn Americas agreed to pay $9.35 million. On July 8, 1998, the court approved the settlement and rebate checks have been sent to eligible members of the class.

     The following litigation matters pending against us have been settled in principal in connection with the settlement of the Robinson matter:

     Gallagher v. Crown Leasing Corporation. On January 3, 1996, we were served with a class action complaint adding us as a defendant in this action originally filed in April 1994 against Crown and certain of its affiliates in state court in New Jersey. The class consists of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995. During this period, Crown operated approximately five stores in New Jersey. The lawsuit alleges, among other things, that under certain rent-to-own contracts entered into between the plaintiff class and Crown, some of which were purportedly acquired by us pursuant to the acquisition of Crown and certain of its affiliates, the defendants failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and us in connection with the Crown acquisition, we did not contractually assume any liabilities pertaining to Crown's rent-to-own contracts for the period prior to the acquisition of Crown. The plaintiffs have obtained class certification and a summary judgment against Crown on the liability issues. Subsequent to these decisions by the New Jersey state court, Crown filed for protection from its creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court allowed the lawsuit to proceed in New Jersey, where the state court granted summary judgment on the plaintiff's damages formula against Crown. The plaintiffs calculated actual damages for purposes of their summary judgment motion at approximately $7.6 million. The court ruled that the plaintiffs are entitled to three times actual damages. However, the state court's ruling requires certain minor adjustments pursuant to an accounting. Together with the Boykin matter, we settled this matter in principle for approximately $11.5 million, subject to preliminary and final approval of the court. The final settlement documents are currently being negotiated. We anticipate that the execution of these settlement documents and the preliminary approval of the court will occur in April 1999.

     Michelle Newhouse v. Rent-A-Center, Inc./Handy Boykin v. Rent-A-Center, Inc. On November 26, 1997 a class action complaint was filed against us by Michelle Newhouse in New Jersey state court alleging, among other things, that under certain rent-to-own contracts entered into between the plaintiffs and us, we failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Installment Sales Act. The claims arising from this action are similar to the claims made in Robinson v. Thorn Americas, Inc. and Gallagher v. Crown Leasing Corporation. The proposed class consists of all residents of New Jersey who are or have been parties to contracts to rent-to-own merchandise from us within the past six years. During this period, we operated approximately 17 stores in New Jersey.

     We removed the case to federal court on January 21, 1998, and were then advised by the plaintiffs' attorney that Michelle Newhouse no longer wished to serve as class representative. A motion to voluntarily dismiss the Newhouse case filed by the plaintiffs' attorney was granted shortly thereafter. However, on May 1, 1998, a new class action complaint against us made by Handy Boykin was filed by the plaintiffs' attorney in the Newhouse matter in New Jersey state court alleging the same causes of action with the same proposed class as that of the Newhouse matter. This new filing essentially constitutes a replacement of the named plaintiff in the Newhouse matter with a new named plaintiff, Handy Boykin. We anticipated this replacement. We removed the Boykin case to federal court, where Boykin's motion to remand to New Jersey state court is now pending. Together with the Gallagher matter, we settled this matter in principle for approximately $11.5 million, subject to preliminary and final approval by the court. The final settlement documents are currently being negotiated. We anticipate that the execution of these settlement documents and the preliminary approval of the court will occur in April 1999.

     The settlements in Robinson, Gallagher and Boykin are contingent on one another.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 20, 1998, we held a special meeting of the stockholders of Rent-A-Center to approve (A) the conversion of the shares of our Series B Preferred Stock we issued at the time of the Thorn Americas acquisition into shares of our Series A Preferred Stock, along with the terms of the Series A Preferred Stock, and (B) an amendment to our Long-Term Incentive Plan to increase the number of shares of our common stock reserved under the plan from 3,000,000 to 4,500,000 shares. Of the 20,984,041 shares of our Series A Preferred Stock (which had in the aggregate 5,004,152 votes) present in person or by proxy at the meeting, 16,423,486 shares were voted for the conversion of the Series B Preferred Stock into Series A Preferred Stock, along with the terms of the Series A Preferred Stock, 4,551,314 shares were voted against such proposal, and 5,013,394 shares abstained from voting on that matter. With respect to the amendment to our Long-Term Incentive Plan, 19,598,588 shares were voted for the proposal, 6,382,144 shares were voted against the proposal, and 7,462 shares abstained from voting with respect to this matter. There were no broker non-votes for either proposal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the National Market of the Nasdaq Stock Market, Inc. under the symbol "RCII" since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported.

                                                               HIGH       LOW
                                                              -------   -------
1998
First Quarter...............................................  $27.000   $18.000
Second Quarter..............................................   32.000    24.313
Third Quarter...............................................   28.625    21.563
Fourth Quarter..............................................   32.500    22.125
1997
First Quarter...............................................  $17.500   $11.750
Second Quarter..............................................   20.625    13.250
Third Quarter...............................................   24.250    17.000
Fourth Quarter..............................................   24.250    18.000

     As of March 23, 1999, there were 73 record holders of our common stock.

     Since our initial public offering in 1995, we have not paid any cash dividends and expect that we will retain all available earnings generated by our operations for the development and growth of our business. In addition, our senior credit facility prohibits us from paying any cash dividends on our common stock. Dividends on our preferred stock are payable in additional shares of preferred stock until the year 2003, after which time we have the option of paying dividends in cash or in additional shares of preferred stock. Any change in our dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, contractual restrictions, financial condition, future prospects, and such other factors as the Board of Directors may deem relevant. You should read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" later in this report.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended December 31, 1998 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto included elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,(1)
                                                    -----------------------------------------------------
                                                     1998(2)       1997     1996(3)    1995(4)    1994(5)
                                                    ----------   --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA
Revenues
  Store
    Rentals and fees..............................  $  711,443   $275,344   $198,486   $126,264   $70,590
    Merchandise sales.............................      41,456     14,125     10,604      6,383     3,470
    Other.........................................       7,282        679        687        642       325
  Franchise(7)
    Merchandise sales.............................      44,365     37,385     25,229         --        --
    Royalty income and fees.......................       5,170      4,008      2,959         --        --
                                                    ----------   --------   --------   --------   -------
                                                       809,716    331,541    237,965    133,289    74,385
OPERATING EXPENSES
Direct store expenses
  Depreciation of rental merchandise..............     164,651     57,223     42,978     29,640    15,614
  Cost of merchandise sold........................      32,056     11,365      8,357      4,954     2,915
  Salaries and other expenses.....................     428,767    162,458    116,577     70,012    37,786
Franchise cost of merchandise sold................      42,886     35,841     24,010         --        --
                                                    ----------   --------   --------   --------   -------
                                                       668,360    266,887    191,922    104,606    56,315
General and administrative expenses...............      23,698     13,304     10,111      5,766     2,809
Amortization of intangibles.......................      15,345      5,412      4,891      3,109     6,022
Class action litigation settlements...............      11,500         --         --         --        --
                                                    ----------   --------   --------   --------   -------
         Total operating expenses.................     718,903    285,603    206,924    113,481    65,146
                                                    ----------   --------   --------   --------   -------
         Operating profit.........................      90,813     45,938     31,041     19,808     9,239
Interest expense..................................      39,144      2,194        606      2,202     2,160
Non-recurring financing costs.....................       5,018         --         --         --        --
Interest income...................................      (2,004)      (304)      (667)      (890)       --
                                                    ----------   --------   --------   --------   -------
         Earnings before income taxes.............      48,655     44,048     31,102     18,496     7,079
Income tax expense................................      23,897     18,170     13,076      7,784     1,600
                                                    ----------   --------   --------   --------   -------
         NET EARNINGS.............................      24,758     25,878     18,026     10,712     5,479
Preferred dividends...............................       3,954         --         --         --        --
                                                    ----------   --------   --------   --------   -------
Net earnings allocable to common stockholders.....  $   20,804   $ 25,878   $ 18,026   $ 10,712   $ 5,479
                                                    ==========   ========   ========   ========   =======
Basic earnings per share..........................  $     0.84   $   1.04   $   0.73   $   0.52
                                                    ==========   ========   ========   ========
Diluted earnings per share........................  $     0.83   $   1.03   $   0.72   $   0.52
                                                    ==========   ========   ========   ========
OPERATING DATA
  Stores open at end of period....................       2,126        504        423        325       114
  Comparable store revenue growth(6)..............         8.1%       8.1%       3.8%      18.1%     10.8%
BALANCE SHEET DATA
  Rental merchandise, net.........................  $  408,806   $112,759   $ 95,110   $ 64,240   $28,096
  Intangible assets, net..........................     727,976     61,183     47,192     29,549     3,712
  Total assets....................................   1,502,989    208,868    174,467    147,294    36,959
  Total debt......................................     805,700     26,280     18,993     40,850    23,383
  Total liabilities...............................   1,088,600     56,115     48,964     50,810    27,673
  Redeemable convertible voting preferred stock...     259,476         --         --         --        --
  Stockholders' equity............................     154,913    152,753    125,503     96,484     9,286

---------------

(1) We have pursued an aggressive growth strategy since we were acquired in 1989 by our Chairman of the Board and Chief Executive Officer, J. Ernest Talley. Because of the significant growth since our formation, our historical results of operations, our period-to-period comparisons of such results and certain financial data may not be comparable, meaningful or indicative of future results.

(2) In May and August 1998, we completed the acquisitions of Central Rents and Thorn Americas, respectively, both of which affect the comparability between the historical financial and operating data for the periods presented.

(3) In May 1996, we completed the acquisition of ColorTyme, which affects the comparability between the historical financial and operating data for the periods presented.

(4) In April and September 1995, we completed the acquisitions of Crown and Magic, respectively, both of which affect the comparability between the historical financial and operating data for the periods presented.

(5) In 1994, we operated as an S corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws. Accordingly, we were not subject to federal income taxation. Earnings per share data is not provided for 1994 because operating results are not comparable.

(6) Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

(7) Prior to the acquisition of ColorTyme in May 1996, we conducted no franchise operations. Therefore, franchise operations financial information is presented for the years ended December 31, 1998 and 1997 only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements, other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

     - the ability to enhance the performance of acquired stores and to integrate them into our operations,

     - the ability to acquire additional rent-to-own stores on favorable terms,

     - uncertainties regarding the ability to open new stores,

     - the passage of legislation adversely affecting the rent-to-own industry,

     - interest rates,

     - our ability to collect on our rental purchase agreements at the current rate, and

     - the other risks detailed from time to time in our SEC reports.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the statements in those sections.

     The following discussion and analysis should be read in conjunction with the information set forth under the caption "Selected Financial Data", and our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

GENERAL

     We have pursued an aggressive growth strategy since we were acquired in 1989 by J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire underperforming stores to which we could apply our operating strategies. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation, our historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results.

     We expect to grow through both the acquisition of existing stores and the opening of new stores. If we open new stores or acquire under-performing or unprofitable stores, start-up costs associated with new stores and excess salaries, other overhead costs and operating results associated with acquired stores could negatively impact our earnings until these stores are fully integrated into our operations and become profitable.

COMPONENTS OF INCOME

     Revenue. We collect non-refundable rental payments and fees in advance, generally on a weekly or monthly basis. This revenue is recognized over the term of the agreement. Rental purchase agreements generally include a discounted early purchase option. Amounts received upon sales of merchandise pursuant to such options, and upon the sale of used merchandise, are recognized as revenue when the merchandise is sold.

     Franchise Revenue. Revenue from the sale of rental equipment is recognized upon shipment of the equipment to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

     Depreciation of Rental Merchandise. Except for tax purposes, we depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. For periods prior to 1996, we used the income forecasting method to calculate depreciation of our rental merchandise for tax purposes. However, in 1996, we began using the MACRS method of depreciation using a five-year class life for our rental purchase merchandise. In August 1997, the Internal Revenue Service issued a revenue ruling requiring rental purchase companies to use MACRS, with a three-year class life for all purchases after August 5, 1997. We began application of the ruling for all purchases effective August 5, 1997, and thereafter.

     Cost of Merchandise Sold. Cost of merchandise sold represents the book value net of accumulated depreciation of rental merchandise at time of sale.

     Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with Market Manager salaries, travel and occupancy, including any related benefits and taxes, as well as all store level general and administrative expenses and selling, advertising, occupancy, fixed asset depreciation and other operating expenses.

     General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, taxes and benefits, occupancy, administrative and other operating expenses, as well as Regional Directors' salaries, travel and office expenses.

     Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets and liabilities.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain historical Statement of Earnings data as a percentage of total revenue.

                                                YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                             -----------------------------    -----------------------
                                              (COMPANY OWNED STORES ONLY)     (FRANCHISE OPERATIONS)
                                              1998       1997       1996      1998     1997     1996
                                             -------    -------    -------    -----    -----    -----
REVENUE
Rentals and fees...........................    93.6%      94.9%      94.7%       --%      --%      --%
Merchandise Sales..........................     5.5        4.9        5.0      89.6     90.3     89.6
Other/Royalty income and fees..............     0.9        0.2        0.3      10.4      9.7     10.4
                                              -----      -----      -----     -----    -----    -----
                                              100.0%     100.0%     100.0%    100.0%   100.0%   100.0%
                                              =====      =====      =====     =====    =====    =====
OPERATING EXPENSES
Direct store expenses
  Depreciation of rental merchandise.......    21.7%      19.7%      20.5%       --%      --%      --%
  Cost of merchandise sold.................     4.2        3.9        3.9      86.6     86.6     85.0
  Salaries and other expenses..............    56.4       56.0       55.6        --       --       --
                                              -----      -----      -----     -----    -----    -----
                                               82.3       79.6       80.0      86.6     86.6     85.0
General and administrative expenses........     2.8        3.8        3.8       4.9      5.3      7.7
Amortization of intangibles................     2.0        1.7        2.3       0.7      1.0      0.6
Class action litigation settlements........     1.5         --         --        --       --       --
                                              -----      -----      -----     -----    -----    -----
Total operating expenses...................    88.6       85.1       86.1      92.2     92.9     93.3
                                              -----      -----      -----     -----    -----    -----
Operating profit...........................    11.4       14.9       13.9       7.8      7.1      6.7
Interest expense/(income)..................     5.0        0.8        0.1      (0.7)    (0.6)    (1.9)
Nonrecurring financing costs...............     0.7         --         --        --       --       --
                                              -----      -----      -----     -----    -----    -----
Earnings before income taxes...............     5.7%      14.1%      13.8%      8.5%     7.7%     8.6%
                                              =====      =====      =====     =====    =====    =====

  Comparison of Years ended December 31, 1998 and 1997

     Between January 1, 1998 and December 31, 1998 we acquired 1,637 stores, 15 of which were subsequently consolidated with existing locations and one of which was sold. These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired operations have been included in the results of operations since the respective dates of acquisition. Primarily as a result of the effects of these acquisitions on our results of operations, comparisons of operating results for 1998 and 1997 may not be meaningful or indicative of future results.

     Total revenue increased by $478.2 million, or 144.3% to $809.7 million for 1998 from $331.5 million for 1997. The increase in total revenue was primarily attributable to the inclusion of 1,622 stores purchased in 1998, net of store consolidations. Total revenue exclusive of these 1,622 new stores increased by $44.8 million, or 15.4% to $334.9 million for 1998 from $290.1 million in 1997.

     Depreciation of rental merchandise increased by $107.5 million, or 187.9% to $164.7 million for 1998 from $57.2 million for 1997. Depreciation of rental merchandise as a percent of total store revenue increased to 21.7% for 1998 from 19.7% for 1997. The increase in depreciation of rental merchandise as a percent of total store revenue was primarily attributable to lower rental rates on rental merchandise acquired in the 1998 acquisitions.

     Salaries and other expenses as a percentage of store revenue increased to 56.4% for 1998 from 56.0% for 1997. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1997 and 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately.

     General and administrative expenses expressed as a percentage of total revenue decreased from 4.0% in 1997 to 2.9% in 1998. Expressed as a percentage of store revenue only, general and administrative expenses, exclusive of expenses relative to ColorTyme, decreased to 2.8% in 1998 from 3.8% in 1997. This decrease is primarily attributable to the leveraging of fixed and semi-fixed costs over a larger revenue base. Franchise general and administrative expenses as a percentage of franchise revenue totaled 4.9% in 1998, down from 5.3% in 1997. This decrease was primarily attributable to our continuous streamlining efforts associated with our franchise operations.

     Operating profit increased by $44.9 million, or 97.7%, to $90.8 million for 1998 from $45.9 million for 1997. This improvement was primarily due to an increase in both the number of items on rent and in revenue earned per item on rent in the stores acquired before 1998. The revenue increase exceeded increases in direct store expenses and the $11.5 million legal settlement expensed as a result of us settling certain class action litigation in New Jersey.

     Net earnings decreased by $1.1 million, or 4.3%, to $24.8 million in 1998 from $25.9 million in 1997. The decrease was primarily the result of us incurring non-recurring financing costs of $5.0 million associated with the interim financing utilized in the Thorn Americas acquisition, $2.5 million in losses on disposed Renters Choice signage as a result of the name change to "Rent-A-Center", and $11.5 million relating to certain class action legal settlements, as well as increased interest expense relating to the financing required to complete the acquisitions completed in 1998. All of the above costs are stated gross of the effects of income taxes.

  Comparison of Years ended December 31, 1997 and 1996

     Between January 1, 1997 and December 31, 1997 we acquired 76 stores, five of which were subsequently consolidated with existing locations. These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired operations have been included in the results of operations since the respective dates of acquisition. Primarily as a result of these acquisitions, comparisons of operating results for 1997 and 1996 may not be meaningful or indicative of future results.

     Total revenue increased by $93.5 million, or 39.3%, to $331.5 million for 1997 from $238.0 million for 1996. Store revenues increased $80.3 million, or 38.3% to $290.1 million in 1997 from $209.8 million in 1996. The increase in store revenue was primarily due to the inclusion of 76 stores acquired in 1997 and the full year impact of the 94 stores acquired in 1996. Store revenues also increased as a result of the increase in same store revenue growth of 8.1%. Same store revenues increased due to an increase in both the number of items on rent and in revenue earned per item on rent. Franchise revenues increased $13.2 million, or 46.9% to $41.4 million from $28.2 million in 1996. This increase was primarily due to the inclusion of the franchise operations for an entire year in 1997, compared to only eight months in 1996.

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

     Net earnings increased by $7.9 million, or 43.9% to $25.9 million in 1997 from $18.0 million in 1996. The improvement was the result of the increase in operating profit described above.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity requirements are for debt service under our senior credit facilities, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. As of December 31, 1998, our consolidated indebtedness was approximately $805.7 million, consisting primarily of $630.7 million of the senior credit facilities, and $175.0 million of the notes. In addition, we raised $260 million through the sale of our convertible preferred stock. During the year ended December 31, 1998, we acquired 1,637 stores for an aggregate purchase price of approximately $1.0 billion. We also opened one new store during the year.

     We purchased $207.7 million of rental merchandise during the year ended December 31, 1998.

     For the year ended December 31, 1998, cash provided by operating activities decreased by $22.4 million, from $28.8 million in 1997 to $6.4 million in 1998, primarily due to payments on liabilities assumed in the acquisition of Thorn Americas. Cash used in investing activities increased by $928.2 million from $40.6 million in 1997 to $968.8 million in 1998, principally related to the greater number of stores acquired in 1998 as compared to the number of stores acquired during the same period for 1997. Cash provided by financing activities was $991.4 million for the year ended December 31, 1998.

     At December 31, 1998, we had in place a $962.3 million senior credit facility. Borrowings under the senior credit facility bore interest at a rate equal to 0.25% to 1.75% over the designated prime rate, which was 7.75% per annum at December 31, 1998, or 1.25% to 2.75% over LIBOR, which was 5.09% at December 31, 1998, at our option. At December 31, 1998, the average rate on outstanding borrowings was 8.03%. During the year, we entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. These interest rate agreements have terms of three and five years. Borrowings were collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility was payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business. At December 31, 1998, the outstanding borrowings under the senior credit facility were $630.7 million.

     Principal and interest payments under the senior credit facilities and the notes will represent significant liquidity requirements for us. Under the term loans, we will be required to make principal payments totaling approximately $2.0 million in 1999, $14.0 million in 2000, $22.0 million in 2001, $26.0 million in 2002, and $30.0 million in 2003. Loans under the senior credit facilities not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us. Under the terms of the senior credit facilities, we are required to purchase and maintain interest rate protection with respect to 50% of the term loans for three years. During the year, we entered into a three-year interest rate swap for $250 million and a five-year interest rate swap for $250 million. These swaps fixed the interest rate plus the applicable spread for the applicable periods. The blended interest rate for the swaps is 5.59%.

     During the year, we issued $175 million of senior subordinated notes in a private placement transaction under Rule 144A. The proceeds from the note issuance were used to retire a $175 million senior subordinated credit facility entered into in conjunction with the senior credit facility.

     Capital expenditures are made generally to maintain existing operations and for the acquisition and opening of stores. We spent $21.9 million in 1998, and expect to spend approximately $24.8 million in 1999 on capital expenditure, all of which are to maintain existing operations. Furthermore, we purchase new property and equipment in connection with a store acquisition or new store opening.

     With the major steps of the integration plan relating to Thorn Americas now behind us, we are currently focusing our efforts on enhancing the operations in the stores acquired from Thorn Americas and Central Rents. Once completed, we intend to resume our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as opportunistic acquisitions. We anticipate ample opportunities to increase our store base through our continued participation in the industry consolidation.

     We plan to accomplish our future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened rental store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in twelve to fifteen months after its initial opening. Total financing requirements of a typical new store approximates $0.35 million, with roughly 80% to 85% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.

     We believe that cash flow from operations together with amounts available under the senior credit facilities, including the revolving credit facility and letter of credit/multidraw facility therein, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures and litigation exposure during 1999. The revolving credit facility provides us with revolving loans in an aggregate principal amount not exceeding $120.0 million and the letter of credit/multidraw facility will provide us with an additional $122.3 million of financing to support certain litigation assumed in connection with the Thorn Americas acquisition. Based upon our extensive review and analysis of such litigation and our potential exposure thereon, we believe that we will have sufficient funds available to pay any litigation expenses related to such litigation. In addition, once the letter of credit is terminated, the letter of credit/multidraw facility will convert to a $85 million term loan.

     In addition, to provide any additional funds necessary for the continued pursuit of our growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to our financial condition and performance, and some of which will be beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance such additional financing will be available, or if available, will be on terms acceptable to us.

INFLATION

     During the years ended December 31, 1998, 1997 and 1996, the cost of rental merchandise, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on our results of operations because we have been able to charge commensurately higher rental rates for our merchandise.

YEAR 2000 OVERVIEW

     Year 2000 issues exist when dates are recorded on computers using two digits, rather than four, and are then used for arithmetic operations, comparisons or sorting. A two digit recording may recognize a date using "00" as 1900, rather than 2000, which could cause computer systems to perform inaccurate computations or shut down. Many of the world's computer systems currently record years in this two-digit format and will be unable to properly interpret dates beyond the year 1999 if not remedied.

     Management Information Systems. Our primary information technology system controls all of our computer operations in our rent-to-own stores and home office. We have received written assurance from our software vendor that the system is Year 2000 compliant, which means that it is equipped to interpret dates beyond the year 1999. We have engaged external resources to complete an independent review of our information systems. Based in part upon the results of this review, we believe that our management information systems are prepared for the Year 2000.

     As of December 31, 1998, we have incurred costs of approximately $160,000 in assuring Year 2000 compliance through upgrades. Additionally, as part of our recent expansion, we purchased new hardware and software for our home office that is warranted to be Year 2000 compliant. All upgrades in both our headquarters and ColorTyme's offices have been completed.

     Our primary information technology system has also been integrated into the retail outlets and operations acquired from Thorn Americas. During 1999, we anticipate upgrading all of our retail stores to the Year 2000 compliant system at an estimated cost of $62,500. Furthermore, we plan to test each store's hardware for Year 2000 compliance. Currently, we anticipate that approximately 300 retail stores will need to upgrade hardware, at an aggregate cost of $900,000.

     Major Suppliers. We are currently requesting written assurances from each of our vendors, confirming that such vendors are Year 2000 compliant. We utilize many suppliers and no single supplier is material to our operations. As a result, we believe that we have the ability to obtain merchandise for our retail outlets from many different vendors. In the event any vendors are not Year 2000 compliant, we anticipate having sufficient alternate supply sources available to serve our needs.

     Other Systems. We are in the process of identifying certain on-site non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified, we will determine, with the help of outside vendors, whether these systems are vulnerable to Year 2000 problems. Potential non-information technology systems include:

     - alarms,
     - elevators,
     - irrigation systems,
     - thermostats, and
     - utility meters and switches.

     We plan to complete the identification, testing, and replacing of these systems for Year 2000 compliance during 1999. We do not believe that the cost to repair or replace any vulnerable non-information technology systems will be material. However, there can be no guarantee that the systems of other companies on which we rely will be timely converted and will not have an adverse effect on our operations.

     In the event of a complete failure of our information technology systems, we would continue the affected functions either manually or through the use of systems that are Year 2000 compliant. The primary costs associated with such a necessity would be (A) increased time delays in the posting of information, and
(B) increased personnel to manually process the information. We believe that the increased costs associated with such personnel would not have a material adverse affect on our operations or financial conditions.

     We do not currently have a contingency plan in place, but we will evaluate the need for such a plan in 1999 as our Year 2000 conversion progresses.

     The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on our best estimates, which were derived from various assumptions of future events, including the continued availability of resources, third party modification plans and other factors. However, we cannot guarantee these estimates are accurate and actual results could differ materially from those anticipated.

QUARTERLY RESULTS

     The following table contains certain unaudited historical financial information for the quarters indicated.

                                      1ST QUARTER   2ND QUARTER   3RD QUARTER(3)   4TH QUARTER(4)
                                      -----------   -----------   --------------   --------------
                                           (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Year ended December 31, 1998(1)
  Revenue...........................    $90,233      $103,313     $     265,886       $350,284
  Operating profit..................     13,721        15,547            30,467         31,078
  Net earnings......................      7,856         8,529             4,643          3,730
  Basic earnings per share..........       0.32          0.34              0.13           0.05
  Diluted earnings per share........    $  0.31      $   0.34     $        0.13       $   0.05
Year ended December 31, 1997(2)
  Revenue...........................    $74,587      $ 80,803     $      83,864       $ 92,287
  Operating profit..................      9,639        11,341            11,766         13,192
  Net earnings......................      5,412         6,357             6,724          7,385
  Basic earnings per share..........       0.22          0.25              0.27           0.30
  Diluted earnings per share........    $  0.22      $   0.25     $        0.27       $   0.29

---------------

(1) During 1998, six stores were purchased during the first quarter; 177 stores were purchased during the second quarter; 1,450 stores were purchased during the third quarter; and four stores were purchased during the fourth quarter. Of the 1,637 stores acquired, 15 were subsequently consolidated with existing store locations. In addition, one store was opened during the first quarter, and one store was sold during the third quarter.

(2) During 1997, 28 stores were purchased during the first quarter; 39 stores were purchased during the second quarter; and nine stores were purchased during the third quarter. Of the 76 stores acquired, five were subsequently consolidated with existing store locations. In addition, two stores were opened during the first quarter; two stores were opened during the second quarter; four stores were opened during the third quarter; and two stores were opened during the fourth quarter.

(3) During the third quarter of 1998, we incurred non-recurring financing costs of $5.0 million associated with the interim financing utilized in the acquisition of Thorn Americas, and $2.5 million associated with effecting a name change of the Renters Choice stores to "Rent-A-Center".

(4) During the fourth quarter of 1998, we charged $11.5 million to earnings classified as class action legal settlements, in conjunction with the settlement of certain class action litigation in New Jersey.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, we adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components. The only component of comprehensive income for the three years in the period ended December 31, 1998 was net earnings as reported in the Consolidated Statements of Earnings.

     During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the fiscal year 2000. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     As of December 31, 1998 we had $175.0 million in subordinated notes at a fixed interest rate of 11.0% and $630.7 million in term loans indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes is $177.6 million, which is $2.6 million in excess of their carrying value of $175 million. Unlike the subordinated notes, the $630.7 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, we have entered into interest rate swap agreements to hedge this risk. In August and September 1998, we entered into $500 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%. These contracts have an average life of four years. Given the current capital structure, including our interest rate swap agreements, we have $130.7 million, or 16.2% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.3 million. The swap agreements had an aggregate fair value of an unfavorable $7.5 million at December 31, 1998. A hypothetical 1.0% change in the LIBOR rate would affect the fair value of the swaps by approximately $15.5 million.

MARKET RISK

     Market risk is the potential change in an instrument's value caused by fluctuations in interest rates. Our primary market risk exposure is fluctuations in interest rates. Monitoring and managing this risk is a continual process carried out by the Board of Directors and senior management. We manage our market risk based on an ongoing assessment of trends in interest rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

INTEREST RATE RISK

     We hold long-term debt with variable interest rates indexed to prime or LIBOR which exposes us to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, we have entered into certain interest rate swap contracts on $500 million of debt to pay a fixed rate of 5.59%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements required to be included in this Item 8 are set forth in Item 14 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(*)

ITEM 11. EXECUTIVE COMPENSATION(*)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(*)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(*)
---------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 1999 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Financial Statements

Report Of Independent Certified Public Accountants..........   F-2
Consolidated Financial Statements
  Balance Sheets............................................   F-3
  Statements Of Earnings....................................   F-4
  Statement Of Stockholders' Equity.........................   F-5
  Statements Of Cash Flows..................................   F-6
  Notes to Consolidated Financial Statements................   F-8

  Schedules Supporting Financial Statements

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

CURRENT REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                            RENT-A-CENTER, INC.

                                            By:    /s/ J. ERNEST TALLEY
                                              ----------------------------------
                                                       J. Ernest Talley
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Date: March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ J. ERNEST TALLEY                     Chairman of the Board and      March 24, 1999
-----------------------------------------------------      Chief Executive Officer
                  J. Ernest Talley                         (Principal Executive
                                                           Officer)

                 /s/ MARK E. SPEESE                      President and Director         March 24, 1999
-----------------------------------------------------
                   Mark E. Speese

                 /s/ ROBERT D. DAVIS                     Vice President -- Finance,     March 24, 1999
-----------------------------------------------------      Treasurer and Chief
                   Robert D. Davis                         Financial Officer
                                                           (Principal Financial and
                                                           Accounting Officer)

                  /s/ J. V. LENTELL                      Director                       March 24, 1999
-----------------------------------------------------
                    J. V. Lentell

             /s/ JOSEPH V. MARINER, JR.                  Director                       March 24, 1999
-----------------------------------------------------
               Joseph V. Mariner, Jr.

                 /s/ REX W. THOMPSON                     Director                       March 24, 1999
-----------------------------------------------------
                   Rex W. Thompson

                 /s/ PETER P. COPSES                     Director                       March 24, 1999
-----------------------------------------------------
                   Peter P. Copses

                /s/ LAURENCE M. BERG                     Director                       March 24, 1999
-----------------------------------------------------
                  Laurence M. Berg

ITEM 1. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          2.1(1)         -- Agreement and Plan of Reorganization dated May 15, 1996, among Renters Choice, Inc., ColorTyme, Inc., and CT
                            Acquisition Corporation (Pursuant to the rules of the
                            Commission, the schedules and exhibits have been omitted.
                            Upon the request of the Commission, Renters Choice will
                            supplementally supply such schedules and exhibits to the
                            Commission.)
          2.2(2)         -- Asset Purchase Agreement, dated May 1, 1998, by and among
                            Renters Choice, Inc., Central Rents, Inc., Central Rents
                            Holding, Inc. and Banner Holdings, Inc. (Pursuant to the
                            rules of the Commission, the schedules and exhibits have
                            been omitted. Upon the request of the Commission, Renters
                            Choice will supplementally supply such schedules and
                            exhibits to the Commission.)
          2.3(3)         -- Letter Agreement, dated as of May 26, 1998, by and among
                            Renters Choice, Inc., Central Rents, Inc., Central Rents
                            Holding, Inc. and Banner Holdings, Inc. (Pursuant to the
                            rules of the Commission, the schedules and exhibits have
                            been omitted. Upon the request of the Commission, Renters
                            Choice will supplementally supply such schedules and
                            exhibits to the Commission.)
          2.4(4)         -- Stock Purchase Agreement, dated as of June 16, 1998,
                            among Renters Choice, Inc., Thorn International BV and
                            Thorn plc (Pursuant to the rules of the Commission, the
                            schedules and exhibits have been omitted. Upon the
                            request of the Commission, the Company will
                            supplementally supply such schedules and exhibits to the
                            Commission.)
          3.1(5)         -- Amended and Restated Certificate of Incorporation of
                            Renters Choice
          3.2(6)         -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation of Renters Choice
          3.3(7)         -- Amended and Restated Bylaws of Renters Choice
          3.4(8)         -- Amendment to the Amended and Restated Bylaws of Renters
                            Choice
          4.1(9)         -- Form of Certificate evidencing Common Stock
          4.2(10)        -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations of Series A Preferred Stock of
                            Renters Choice, Inc.
          4.3(11)        -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations of Series B Preferred Stock of
                            Renters Choice, Inc.
          4.4(12)        -- Indenture, dated as of August 18, 1998, by and among
                            Renters Choice, Inc., as Issuer, ColorTyme, Inc. and
                            Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ
                            Schroder Bank & Trust Company, as Trustee
          4.5(13)        -- Form of Certificate evidencing Series A Preferred Stock
          4.6(14)        -- Form of Exchange Note
          4.7(15)        -- First Supplemental Indenture, dated as of December 31,
                            1998, by and among Renters Choice Inc., Rent-A-Center,
                            Inc., ColorTyme, Inc., Advantage Companies, Inc. and IBJ
                            Schroder Bank & Trust Company, as Trustee.
         10.1(16)        -- Amended and Restated 1994 Renters Choice, Inc. Long-Term
                            Incentive Plan
         10.2(17)        -- Revolving Credit Agreement dated as of November 27, 1996 between Comerica Bank, as agent, Renters Choice, Inc. and
                            certain other lenders
         10.3(18)        -- Portfolio Acquisition Agreement dated May 15, 1996, by
                            and among Renters Choice, Inc., ColorTyme Financial
                            Services, Inc., and STI Credit Corporation

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.4(19)        -- Employment Agreement, dated March 28, 1997, by and
                            between Renters Choice, Inc. and Danny Z. Wilbanks
         10.5(20)        -- Stock Option Agreement, dated April 1, 1997, by and
                            between Renters Choice, Inc. and Danny Z. Wilbanks
         10.6(21)        -- Credit Agreement, dated August 5, 1998, among Renters
                            Choice, Inc., Comerica Bank, as Documentation Agent,
                            NationsBank N.A., as Syndication Agent, and The Chase
                            Manhattan Bank, as Administrative Agent, and certain
                            other lenders
         10.7(22)        -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its
                            Subsidiaries in favor of the Chase Manhattan Bank, as
                            Administrative Agent
         10.8(23)        -- $175,000,000 Senior Subordinated Credit Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain
                            other lenders and the Chase Manhattan Bank
         10.9(24)        -- Stockholders Agreement, dated as of August 5, 1998, by
                            and among Apollo Investment Fund IV, L.P., Apollo
                            Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
                            Speese, Renters Choice, Inc., and certain other persons
         10.10(25)       -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund
                            IV, L.P., and Apollo Overseas Partners IV, L.P., related
                            to the Series A Convertible Preferred Stock
         10.11(26)       -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund
                            IV, L.P., and Apollo Overseas Partners IV, L.P., related
                            to the Series B Convertible Preferred Stock
         10.13(27)       -- Stock Purchase Agreement, dated August 5, 1998, among
                            Renters Choice, Inc., Apollo Investment Fund IV, L.P. and
                            Apollo Overseas Partners IV, L.P.
         10.14(28)       -- Exchange and Registration Rights Agreement, dated August
                            18, 1998, by and among Renters Choice, Inc. and Chase
                            Securities Inc., Bear, Stearns & Co. Inc., NationsBanc
                            Montgomery Securities LLC and Credit Suisse First Boston
                            Corporation
         10.15*          -- Employment Agreement, dated October 1, 1998, by and
                            between Rent-A-Center, Inc. and Bradley W. Denison
         21.1(29)        -- Subsidiaries of Registrant
         27*             -- Financial Data Schedule

---------------

  *  Filed herewith.

 (1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

 (2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

 (3) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 15, 1996

 (4) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

 (5) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 (6) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

 (7) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 (8) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

 (9) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(11) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(12) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(14) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(15) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(16) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 53471)

(17) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(18) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(19) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(20) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(21) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(24) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(25) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(26) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(27) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(28) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(29) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

                         INDEX TO FINANCIAL STATEMENTS

                                                              Page
                                                              ----

RENT-A-CENTER, INC. AND SUBSIDIARIES

Report Of Independent Certified Public Accountants            F-2

Consolidated Financial Statements

  Balance Sheets                                              F-3

  Statements of Earnings                                      F-4

  Statement of Stockholders' Equity                           F-5

  Statements of Cash Flows                                    F-6

Notes To Consolidated Financial Statements                    F-8

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Rent-A-Center, Inc.

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Dallas, Texas
February 16, 1999

                      Rent-A-Center, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                 1998           1997
                 (In Thousands of Dollars)                    ----------      --------

ASSETS
  Cash and cash equivalents                                   $   33,797      $  4,744
  Rental merchandise, net
     On rent                                                     311,650        89,007
     Held for rent                                                97,156        23,752
  Accounts receivable -- trade                                     3,296         2,839
  Prepaid expenses and other assets                               65,689         3,164
  Property assets, net                                            85,018        17,700
  Deferred income taxes                                          178,407         6,479
  Intangible assets, net                                         727,976        61,183
                                                              ----------      --------
                                                              $1,502,989      $208,868
                                                              ==========      ========
LIABILITIES
  Senior debt                                                 $  630,700      $ 26,280
  Subordinated notes payable                                     175,000            --
  Accounts payable -- trade                                       43,868        11,935
  Accrued liabilities                                            239,032        17,900
                                                              ----------      --------
                                                               1,088,600        56,115
COMMITMENTS AND CONTINGENCIES                                         --            --

PREFERRED STOCK
  Redeemable convertible voting preferred stock, net of
  placement costs, $.01 par value; 5,000,000 shares
  authorized; 260,000 shares issued and outstanding              259,476            --

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 25,073,583 and 24,904,721 shares issued in
     1998 and 1997, respectively                                     251           249
  Additional paid-in capital                                     101,781        99,381
  Retained earnings                                               77,881        53,123
                                                              ----------      --------
                                                                 179,913       152,753
  Treasury stock, 990,099 shares at cost                         (25,000)           --
                                                              ----------      --------
                                                                 154,913       152,753
                                                              ----------      --------
                                                              $1,502,989      $208,868
                                                              ==========      ========

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended December 31,

                                                           1998          1997          1996
   (In Thousands of Dollars, except per share data)      --------      --------      --------
Revenues
  Store
     Rentals and fees                                    $711,443      $275,344      $198,486
     Merchandise sales                                     41,456        14,125        10,604
     Other                                                  7,282           679           687
  Franchise
     Merchandise sales                                     44,365        37,385        25,229
     Royalty income and fees                                5,170         4,008         2,959
                                                         --------      --------      --------
                                                          809,716       331,541       237,965
Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                   164,651        57,223        42,978
     Cost of merchandise sold                              32,056        11,365         8,357
     Salaries and other expenses                          428,767       162,458       116,577
  Franchise cost of merchandise sold                       42,886        35,841        24,010
                                                         --------      --------      --------
                                                          668,360       266,887       191,922
  General and administrative expenses                      23,698        13,304        10,111
  Amortization of intangibles                              15,345         5,412         4,891
  Class action litigation settlements                      11,500            --            --
                                                         --------      --------      --------
          Total operating expenses                        718,903       285,603       206,924
                                                         --------      --------      --------

          Operating profit                                 90,813        45,938        31,041

Interest expense                                           39,144         2,194           606
Non-recurring financing costs                               5,018            --            --
Interest income                                            (2,004)         (304)         (667)
                                                         --------      --------      --------

          Earnings before income taxes                     48,655        44,048        31,102

Income tax expense                                         23,897        18,170        13,076
                                                         --------      --------      --------

          NET EARNINGS                                     24,758        25,878        18,026
Preferred dividends                                         3,954            --            --
                                                         --------      --------      --------

Net earnings allocable to common stockholders            $ 20,804      $ 25,878      $ 18,026
                                                         ========      ========      ========

Basic earnings per share                                 $   0.84      $   1.04      $   0.73
                                                         ========      ========      ========

Diluted earnings per share                               $   0.83      $   1.03      $   0.72
                                                         ========      ========      ========

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                            Unamortized
                                   Common Stock     Additional               Value of
                                  ---------------    Paid-In     Retained      Stock      Treasury
                                  Shares   Amount    Capital     Earnings      Award       Stock      Total
         (In Thousands)           ------   ------   ----------   --------   -----------   --------   --------
Balance at January 1, 1996        24,378    $244     $ 87,919    $ 9,219       $(898)     $     --   $ 96,484

  Net earnings                        --      --           --     18,026          --            --     18,026
  Amortization of stock award         --      --           --         --         322            --        322
  Termination of stock award         (37)     --         (576)        --         576            --         --
  Exercise of stock options          107       1          695         --          --            --        696
  Tax benefits related to
     exercise of stock options        --      --          460         --          --            --        460
  Acquisition of ColorTyme, Inc.     343       3        9,512         --          --            --      9,515
                                  ------    ----     --------    -------       -----      --------   --------

Balance at December 31, 1996      24,791     248       98,010     27,245          --            --    125,503

  Net earnings                        --      --           --     25,878          --            --     25,878
  Exercise of stock options          114       1          950         --          --            --        951
  Tax benefits related to
     exercise of stock options        --      --          421         --          --            --        421
                                  ------    ----     --------    -------       -----      --------   --------

Balance at December 31, 1997      24,905     249       99,381     53,123          --            --    152,753

  Net earnings                        --      --           --     24,758          --            --     24,758
  Purchase of treasury stock --
     990 shares                       --      --           --         --          --       (25,000)   (25,000)
  Exercise of stock options          169       2        1,872         --          --            --      1,874
  Tax benefits related to
     exercise of stock options        --      --          528         --          --            --        528
                                  ------    ----     --------    -------       -----      --------   --------

Balance at December 31, 1998      25,074    $251     $101,781    $77,881       $  --      $(25,000)  $154,913
                                  ======    ====     ========    =======       =====      ========   ========

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                 1998        1997       1996
                 (In Thousands of Dollars)                    ----------   --------   --------
Cash flows from operating activities
  Net earnings                                                $   24,758   $ 25,878   $ 18,026
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation of rental merchandise                           164,651     57,223     42,978
    Depreciation of property assets                               17,482      5,601      3,680
    Amortization of intangibles                                   15,345      5,412      4,891
    Non-recurring charges -- loss on assets related to name
      change                                                       2,451         --         --
    Amortization of financing fees                                 1,326         --         --
  Changes in operating assets and liabilities, net of
   effects of acquisitions
    Rental merchandise                                          (171,263)   (64,346)   (64,927)
    Accounts receivable -- trade                                    (155)       182       (602)
    Prepaid expenses and other assets                              5,240      1,252        524
    Deferred income taxes                                         20,565       (341)     4,961
    Accounts payable -- trade                                    (27,508)    (5,112)    10,745
    Accrued liabilities                                          (46,492)     3,033       (915)
                                                              ----------   --------   --------

         Net cash provided by operating activities                 6,400     28,782     19,361

Cash flows from investing activities
  Purchase of property assets                                    (21,860)   (10,446)    (8,187)
  Proceeds from sale of property assets                              740        376        303
  Acquisitions of businesses, net of cash acquired              (947,655)   (30,491)   (28,367)
                                                              ----------   --------   --------

         Net cash used in investing activities                  (968,775)   (40,561)   (36,251)
                                                              ----------   --------   --------

Cash flows from financing activities
  Purchase of treasury stock                                     (25,000)        --         --
  Financing fees paid                                            (24,017)        --         --
  Proceeds from issuance of preferred stock, net of issuance
    costs                                                        259,476         --         --
  Exercise of stock options                                        1,874        951        696
  Proceeds from debt                                           1,258,464     80,656     37,733
  Repayments of debt                                            (479,369)   (71,004)   (72,278)
  Sale of notes receivable                                            --         --     21,338
                                                              ----------   --------   --------

         Net cash provided by (used in) financing activities     991,428     10,603    (12,511)
                                                              ----------   --------   --------

         NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                            29,053     (1,176)   (29,401)

Cash and cash equivalents at beginning of year                     4,744      5,920     35,321
                                                              ----------   --------   --------

Cash and cash equivalents at end of year                      $   33,797   $  4,744   $  5,920
                                                              ==========   ========   ========

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                            Year ended December 31,

                 (In Thousands of Dollars)
Supplemental cash flow information                               1998        1997       1996
                                                              ----------   --------   --------
  Cash paid during the year for:
    Interest                                                  $   26,091   $  1,962   $    929
    Income taxes                                              $   10,212   $ 13,983   $  8,426

Supplemental schedule of non-cash investing activities

In conjunction with the businesses acquired, liabilities were assumed as follows:

                                                                 1998        1997       1996
                                                              ----------   --------   --------

Fair value of assets acquired, including cash of $56,027 in
  1998                                                        $1,340,480   $ 30,491   $ 57,223
Stock and options issued                                              --         --     (9,515)
Cash paid                                                     (1,003,682)   (30,491)   (28,367)
                                                              ----------   --------   --------

Liabilities assumed                                           $  336,798   $     --   $ 19,341
                                                              ==========   ========   ========

                      Rent-A-Center, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

The accompanying financial statements include the accounts of Rent-A-Center, Inc. (Rent-A-Center), formerly Renters Choice, Inc., and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. Rent-A-Center leases household durable goods to customers on a rent-to-own basis. At December 31, 1998, the Company operated 2,126 stores which were located throughout the United States and the Commonwealth of Puerto Rico (17 stores).

ColorTyme, Inc. (ColorTyme), the only subsidiary with substantive operations, is a nationwide franchisor of television, stereo and furniture rental centers. ColorTyme's primary source of revenues is the sale of rental equipment to its franchisees, who, in turn, offer the equipment to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues are generated primarily from royalties based on franchisees' monthly gross revenues. At December 31, 1998, there were 324 franchised rental centers operating in 40 states.

Rental Merchandise

Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 to 24 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method.

Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is written-off when such impairment is incurred.

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

                      Rent-A-Center, Inc. and Subsidiaries

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS (continued) Property Assets and Related Depreciation

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

Accounting for Impairment of Long-Lived Assets

The Company evaluates all long-lived assets, including all intangible assets and rental merchandise, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate. Impairment is measured as the amount by which the carrying value of the asset exceeds the fair value. Fair value is based on management's knowledge of current market conditions or the present value of estimated expected future cash flows.

Income Taxes

The Company provides deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable.

Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options and the assumed conversion of other convertible securities at the beginning of the year, or for the period outstanding during the year for current year issuances.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $37.2 million, $13.7 million, and $10.6 million in 1998, 1997 and 1996, respectively.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the

                      Rent-A-Center, Inc. and Subsidiaries

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS (continued) disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage interest rate risk on its variable rate debt. Amounts due to or from counterparties are recorded in interest expense as incurred.

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

Reclassifications

Certain reclassifications have been made to prior year financial information in order to conform to the 1998 presentation.

NOTE B -- ACQUISITIONS

On August 5, 1998, the Company acquired all of the outstanding common stock of Thorn Americas, Inc. (Thorn), which operated 1,404 stores, for approximately $900 million in cash. The acquisition, together with the increased working capital requirements of the combined entity, was financed via $720 million in variable-rate senior debt maturing in 6 to 8.5 years, $175 million of 11% senior subordinated debt maturing in 10 years, and $260 million of redeemable convertible voting preferred stock. The purchase price exceeded the fair value of net assets acquired by approximately $591 million, which has been recorded as goodwill and is being amortized over 30 years.

In conjunction with the Thorn acquisition, the Company terminated substantially all of the existing Thorn home office employees (approximately 550), and discontinued using Thorn's distribution facilities. As a result, at acquisition the Company recorded liabilities for employee termination costs, primarily related to severance agreements, of approximately $21.4 million and costs associated with the discontinued use of leased distribution facilities of approximately $18.4 million. As of December 31, 1998, approximately $18.9 million and $4.7 million of these respective costs, had been paid. The Company anticipates that the final payments associated with these actions will be made in early 1999.

At acquisition, the Company recorded an accrual of approximately $125 million for estimated probable losses on Thorn litigation, including $34.5 million related to Fogie v. Thorn Americas, Inc. and Willis v. Thorn Americas, Inc. The Company has been indemnified by the seller for losses relating to the Fogie and Willis cases, and has recorded a corresponding receivable. Differences between the Company's estimates of these pre-acquisition contingencies and actual or updated estimated amounts determined during the allocation period will be treated as an adjustment to the purchase price, and accordingly, the goodwill recorded on the transaction may be changed. Details regarding acquired litigation are described in Note K.

In May 1998, the Company acquired substantially all of the assets of Central Rents, Inc. (Central Rents), which consisted of 176 stores, for approximately $100 million in cash. The purchase price exceeded the fair

                      Rent-A-Center, Inc. and Subsidiaries

NOTE B -- ACQUISITIONS (continued)
value of assets acquired by approximately $72 million, which has been recorded as goodwill and is being amortized over 30 years.

The Company also acquired the assets of 52 stores in 14 separate transactions during 1998 for approximately $26.4 million.

During 1997, the Company acquired the assets of 76 stores in 18 separate transactions for approximately $30.5 million in cash.

On May 15, 1996 the Company acquired all the outstanding common stock of ColorTyme for $14.5 million, including acquisition costs, comprised of cash of $4.7 million and 343,175 shares of the Company's common stock and 314,000 options for the Company's common stock valued at $3.0 million. Immediately following the purchase of ColorTyme by the Company, ColorTyme sold its loan portfolio (with certain recourse provisions) to a third party for approximately $21.7 million. No gain or loss was recognized on the sale. ColorTyme simultaneously paid off notes payable owed to a finance company of approximately $13.2 million. The Company acquired the assets of an additional 88 stores in 23 transactions during 1996, for approximately $25.6 million in cash and $1.8 million in notes.

All acquisitions have been accounted for as purchases, and the operating results of the acquired businesses have been included in the financial statements of the Company since their date of acquisition.

The following pro forma information combines the results of operations as if the acquisitions of Thorn and Central Rents had been consummated as of the beginning of each of the years presented, after including the impact of adjustments for amortization of intangibles, and the impact of interest expense and preferred dividends as a result of acquisition financing. The results of operations of the other acquired stores were not material in relation to the Company's consolidated results of operations.

                                                               Years ended December 31,
                                                              --------------------------
                                                                 1998            1997
(In Thousands of Dollars, except per share data)              ----------      ----------
Revenue                                                       $1,377,864      $1,314,712
Net earnings allocable to common stockholders                      2,591           9,129
Basic earnings per common share                                     0.10            0.37
Diluted earnings per common share                                   0.10            0.36

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had these acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE C -- RENTAL MERCHANDISE

                                                                              December 31,
                                                                         ----------------------
                                                                           1998          1997
(In Thousands of Dollars)                                                --------       -------
On rent
  Cost                                                                   $414,089      $142,408
  Less accumulated depreciation                                           102,439        53,401
                                                                         --------      --------
                                                                         $311,650      $ 89,007
                                                                         ========      ========
Held for rent
  Cost                                                                   $105,539      $ 29,975
  Less accumulated depreciation                                             8,383         6,223
                                                                         --------      --------
                                                                         $ 97,156      $ 23,752
                                                                         ========      ========

NOTE D -- PROPERTY ASSETS

                                                                              December 31,
                                                                         ----------------------
                                                                           1998          1997
(In Thousands of Dollars)                                                --------       -------
Furniture and equipment                                                  $ 35,025      $ 13,115
Transportation equipment                                                   31,287         2,608
Building and leasehold improvements                                        38,629        14,499
Construction in progress                                                      768           547
                                                                         --------      --------
                                                                          105,709        30,769
Less accumulated depreciation                                              20,691        13,069
                                                                         --------      --------
                                                                         $ 85,018      $ 17,700
                                                                         ========      ========

NOTE E -- INTANGIBLE ASSETS

                                                                              December 31,
                                                      Amortization       ----------------------
                                                         Period            1998          1997
(In Thousands of Dollars)                             -------------      --------      --------
Noncompete agreements                                  2 - 5 years       $  5,152      $  3,652
Franchise network                                       10 years            3,000         3,000
Goodwill                                              20 - 30 years       741,786        61,228
Other                                                    Various            1,178         1,773
                                                                         --------      --------
                                                                          751,116        69,653
Less accumulated amortization                                              23,140         8,470
                                                                         --------      --------
                                                                         $727,976      $ 61,183
                                                                         ========      ========

NOTE F -- SENIOR DEBT

In conjunction with the acquisition of Thorn, the Company entered into a $962.3 million Senior Credit Facility (the Facility) with a syndicate of banks. The Facility consists of a six-year revolving credit line of up to $120.0 million for working capital and general corporate purposes, including acquisitions; a six-year $122.3 million letter of credit/multidraw facility; and $720.0 million in term loans. The term loans consist of a six-year $120.0 million Term A facility, a seven and one-half year $270.0 million Term B facility, and an eight and one-half year $330.0 million Term C facility. Borrowings under the Facility bear interest at varying rates equal to 0.25% to 1.75% over the designated prime rate (7.75% per annum at December 31, 1998) or 1.25% to

                      Rent-A-Center, Inc. and Subsidiaries

NOTE F -- SENIOR DEBT (continued)
2.75% over LIBOR (5.09% at December 31, 1998) at the Company's option, and are subject to quarterly adjustments based on certain leverage ratios. At December 31, 1998, the average rate on outstanding borrowings was 8.03%. At December 31, 1998, the Company had $630.7 million of term loans outstanding under the Facility, and had used the letter of credit facility to support a bond relating to certain litigation in New Jersey, and certain insurance obligations. No borrowings are outstanding under the revolving credit facility. At December 31, 1998, the Company had $67.6 million available under the revolving credit line and letter of credit portions of the Facility. A commitment fee equal to 0.25% to 0.50% of the unused portion of the Facility is payable quarterly.

The Facility is collateralized by substantially all of the Company's tangible and intangible assets, and is unconditionally guaranteed by each of the Company's subsidiaries. In addition, the Facility contains several financial covenants as defined therein, including a maximum leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio, as well as restrictions on capital expenditures, additional indebtedness, and the disposition of assets not in the ordinary course of business.

During 1998, the Company entered into three interest rate swap agreements to limit the effect of increases in interest rates. These agreements expire in 2001 and 2003, and has an aggregate notional principal amount of $500 million. The effect of these agreements is to limit the Company's interest rate exposure by fixing the LIBOR rate at 5.59%. The agreements had no cost to the Company, and at December 31, 1998 they had an aggregate fair value of an unfavorable $7.5 million.

The following are scheduled maturities of senior debt at December 31, 1998:

Year ending
December 31,
------------                                                  (In Thousands of Dollars)
    1999                                                              $  2,000
    2000                                                                14,000
    2001                                                                22,000
    2002                                                                26,000
    2003                                                                30,000
    Thereafter                                                         536,700
                                                                      --------
                                                                      $630,700
                                                                      ========

Prior to August 1998, the Company had a $90 million three-year revolving credit facility with a group of banks which was retired with the proceeds from the Facility. Borrowings of approximately $26.3 million were outstanding under this revolving credit agreement at December 31, 1997. The outstanding borrowings were collateralized by substantially all of the Company's assets and bore interest at prime or LIBOR plus 1.10% to 1.65%, at the Company's option.

NOTE G -- SUBORDINATED NOTES PAYABLE

During 1998, the Company issued $175.0 million of subordinated notes, maturing on August 15, 2008. The notes require semi-annual interest-only payments at 11%, and are guaranteed by the Company's two principal subsidiaries. The notes are redeemable at the Company's option, at any time on or after August 15, 2003, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. In addition, prior to August 15, 2001, the Company may redeem up to 33.33% of the original aggregate principal with the cash proceeds of one or more equity offerings, at a redemption price of 111%. Upon a change of control, the holders of the subordinated notes have the right to require the Company to redeem the notes.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE G -- SUBORDINATED NOTES PAYABLE (continued)
The notes contain restrictive covenants, as defined therein, including a consolidated interest coverage ratio and limitations on additional indebtedness and restricted payments.

The $5.0 million non-recurring financing costs expensed during 1998, relate to fees paid for bridge financing necessary to complete the Thorn acquisition, which was subsequently replaced with the subordinated notes.

The Company's direct and wholly-owned subsidiaries, consisting of ColorTyme, Inc. and Advantage Companies, Inc. (collectively, the Guarantors), have fully, jointly and severally, and unconditionally guaranteed the obligations of the Company with respect to these notes. The only direct or indirect subsidiaries of the Company that are not Guarantors are inconsequential subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to the Company in the form of loans, advances or dividends, except as provided by applicable law.

Set forth below is certain summarized combined financial information (within the meaning of Rule 1-02(bb) of Regulation S-X) for the Guarantors, as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998. The summarized combined financial information includes ColorTyme, Inc. and Advantage Companies, Inc. from the dates they were acquired or formed by the Company (May 1996 and November 1998, respectively) and is presented using the push-down basis of accounting. Separate financial statements and other disclosures concerning the Guarantors have not been included because management believes that they are not material to investors.

Balance Sheet Data

                                                                    December 31,
                                                                --------------------
                                                                 1998         1997
(In Thousands of Dollars)                                       -------      -------
Accounts receivable, net                                        $ 3,296      $ 2,809
Intangible assets, net                                            3,136        3,485
Deferred taxes                                                    4,276        3,954
Total assets                                                     11,676       11,866
Total liabilities                                                 3,921        2,747

Statements of Earnings Data

                                                                 Year ended December 31,
                                                            ---------------------------------
                                                             1998         1997         1996
(In Thousands of Dollars)                                   -------      -------      -------
Total revenues                                              $48,285      $42,036      $28,322
Franchise cost of merchandise sold                           41,974       36,301       28,062
Net earnings                                                  2,109        2,018        1,477

                      Rent-A-Center, Inc. and Subsidiaries

NOTE H -- ACCRUED LIABILITIES

                                                                    December 31,
                                                                ---------------------
                                                                  1998         1997
(In Thousands of Dollars)                                       --------      -------
Taxes other than income                                         $ 13,869      $ 3,700
Income taxes payable                                                  --        1,762
Accrued litigation costs                                         122,326        4,038
Accrued insurance costs                                           27,049        3,033
Accrued compensation and other                                    75,788        5,367
                                                                --------      -------
                                                                $239,032      $17,900
                                                                ========      =======

NOTE I -- REDEEMABLE CONVERTIBLE VOTING PREFERRED STOCK

During 1998, the Company issued 260,000 shares of redeemable convertible voting preferred stock at $1,000 per share, resulting in aggregate proceeds of $260 million. Placement costs of approximately $0.5 million were charged against these proceeds to arrive at the current carrying value.

The preferred stock is convertible, at any time, into shares of the Company's common stock at a conversion price equal to $27.935 per share, and has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions may be made to holders of common stock until the holders of the preferred stock have received the liquidation preference. Dividends accrue on a quarterly basis, at the rate of $37.50 per annum, per share. Under the terms of the subordinated notes payable, preferred dividends must be paid in additional preferred stock until 2003, after which the Company can pay the dividends in either cash or additional preferred stock.

The preferred stock is not redeemable for four years, after which the Company may, at its option, redeem the shares at 105% of the liquidation preference plus accrued and unpaid dividends. Holders of the preferred stock have the right to require the Company to redeem the preferred stock upon a change of control, if the Company ceases to be listed on a United States national securities exchange or the NASDAQ National Market System, or upon the eleventh anniversary of the issuance of the preferred stock, at a price equal to the liquidation preference value.

Holders of the preferred stock are entitled to two seats on the Company's Board of Directors, and are entitled to vote on all matters presented to the holders of the Company's common stock. The number of votes per preferred share is equal to the number of votes associated with the underlying voting common stock into which the preferred stock is convertible.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE J -- INCOME TAXES

The components of the income tax provision are as follows:

                                                                 Year ended December 31,
                                                            ---------------------------------
                                                             1998         1997         1996
(In Thousands of Dollars)                                   -------      -------      -------
Current
  Federal                                                   $    --      $15,028      $ 5,262
  State                                                       1,756        1,911        1,297
  Foreign                                                     1,576        1,572        1,556
                                                            -------      -------      -------
          Total current                                       3,332       18,511        8,115
                                                            -------      -------      -------
Deferred
  Federal                                                    18,377         (351)       3,866
  State                                                       2,188           10        1,095
                                                            -------      -------      -------
          Total deferred                                     20,565         (341)       4,961
                                                            -------      -------      -------
          Total                                             $23,897      $18,170      $13,076
                                                            =======      =======      =======

The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                                              Year ended December 31,
                                                              ------------------------
                                                              1998      1997      1996
                                                              ----      ----      ----
Tax at statutory rate                                         35.0%     35.0%     34.0%
State income taxes, net of federal benefit                    5.1       4.6        5.1
Effect of foreign operations, net of foreign tax credits      0.3       0.4        0.5
Goodwill amortization                                         7.3       1.1        1.8
Other, net                                                    1.4       0.2        0.6
                                                              ----      ----      ----
          Total                                               49.1%     41.3%     42.0%
                                                              ====      ====      ====

                      Rent-A-Center, Inc. and Subsidiaries

NOTE J -- INCOME TAXES (continued)
Deferred tax assets and liabilities consist of the following:

                                                                  December 31,
                                                              ---------------------
                                                                1998         1997
(In Thousands of Dollars)                                     --------      -------
Deferred tax assets
  Net operating loss carryforwards
     Federal                                                  $ 27,359      $ 4,202
     State                                                       3,638        2,614
  Rental merchandise                                             1,601           --
  Accrued expenses                                              83,387        4,267
  Intangible assets                                             39,984        1,079
  Property assets                                               14,692          783
  Other tax credit carryforwards                                12,843          463
  Other                                                             --          124
                                                              --------      -------
                                                               183,504       13,532
  Less valuation allowance                                       2,930        2,930
                                                              --------      -------
                                                               180,574       10,602
Deferred tax liability
  Rental merchandise                                                --        4,123
  Other                                                          2,167           --
                                                              --------      -------
          Net deferred tax asset                              $178,407      $ 6,479
                                                              ========      =======

The Company has Federal net operating loss carryforwards of approximately $78.1 million at December 31, 1998. Approximately $10.8 million of the Federal net operating loss carryforwards were acquired in connection with purchased companies, expire between 2005 and 2010, and are limited to approximately $3.5 million per year. The Company also has various state net operating loss carryforwards. Because of uncertainties with respect to allocation of future taxable income to the various states, a valuation allowance has been provided against these carryforwards. The remaining $67.3 million of Federal net operating loss carryforwards were generated in 1998 as a result of events relating to the acquisition of Thorn such as the payment of change of control bonuses and severance to former employees, the sale of Thorn's non-rent-to-own businesses and its corporate headquarters, and the abandonment of certain internally developed software. These carryforwards expire in 2018. At December 31, 1998, the Company had approximately $10.8 million of alternative minimum tax credit carryforwards which can be used indefinitely to reduce future tax liabilities.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE K -- COMMITMENTS AND CONTINGENCIES

The Company leases its office and store facilities and certain delivery vehicles. Rental expense was $51.4 million, $22.0 million and $15.7 million for 1998, 1997 and 1996, respectively. Future minimum rental payments under operating leases with remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:

Year ending
December 31,
------------                                                  (In Thousands of Dollars)
    1999                                                              $ 67,463
    2000                                                                50,414
    2001                                                                31,618
    2002                                                                15,983
    2003                                                                 7,911
    Thereafter                                                          11,364
                                                                      --------
                                                                      $184,753
                                                                      ========

From time to time, the Company, along with its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. The majority of the material proceedings involve claims that may be generally categorized as recharacterization claims and statutory compliance claims. Recharacterization claims generally involve claims (i) in states that do not have rent-to-own legislation, (ii) that rent-to-own transactions are disguised installment sales in violation of applicable state installment statutes, and (iii) that allege greater damages. Statutory compliance claims generally involve claims (i) in states that have rent-to-own legislation, (ii) that the operator failed to comply with applicable state rental purchase statutes (e.g., notices and late fees), and (iii) that allege lesser damages. Except as described below, the Company is not currently a party to any material litigation.

In conjunction with the settlement of Robinson v. Thorn Americas, Inc., as described below, the Company settled in principal its two existing class action lawsuits in New Jersey alleging violations of the New Jersey Consumer Fraud Act, Retail Installment Sales Act and usury laws for $11.5 million, subject to preliminary and final approval of the court. This resulted in a charge to earnings during 1998 which was classified as class action legal settlements.

The following litigation matters were acquired as a result of the acquisition of Thorn. In connection with accounting for this acquisition, the Company made appropriate purchase accounting adjustments for liabilities associated with outstanding litigation.

Robinson v. Thorn Americas, Inc. In April 1994, the plaintiffs filed this class action in New Jersey alleging violations of the New Jersey Retail Installment Sales Act and the New Jersey Consumer Fraud Act, usury laws, unlawful contractual penalty and conversion. This matter has been subsequently settled in principal for approximately $48.5 million, subject to preliminary and final approval of the court.

Burney v. Thorn Americas, Inc. In February 1997, the plaintiffs filed this class action in Wisconsin alleging that Thorn's rent-to-own contracts violated the Wisconsin Consumer Act and federal RICO and truth-in-lending statutes. This matter has been subsequently settled for $16.25 million and has received preliminary court approval.

The Company is also a defendant in statutory compliance class action lawsuits in New York, Alabama and Massachusetts. The plaintiffs in these cases are seeking damages, punitive damages, interest, attorneys fees and certain injunctive relief. Although the Company intends to vigorously defend itself in these actions, the ultimate outcome of these cases cannot presently be determined.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE K -- COMMITMENTS AND CONTINGENCIES (continued)
In addition, two cases were assumed in the Thorn acquisition, for which the Company received full indemnification from the seller for any incurred losses. The details of these cases are as follows:

Fogie v. Thorn Americas, Inc. In December 1991, the plaintiffs filed this class action in Minnesota alleging that Thorn's rent-to-own contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. In April 1998, the court entered a final judgment against Thorn for approximately $30 million. Under certain provisions of the judgment, Thorn may receive certain credits against the judgment. The Company has filed a notice of appeal from the damages finding only and is vigorously pursuing its appeal.

Willis v. Thorn Americas, Inc. In 1994, the plaintiffs filed this class action in Pennsylvania alleging that prior to Pennsylvania's enactment of rent-to-own legislation, Thorn's rent-to-own contracts were actually installment sales contracts in violation of Pennsylvania law. This matter was settled for $9.35 million and has been paid during the year.

The Company is also involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE L -- STOCK BASED COMPENSATION

In November 1994, the Company established a long-term incentive plan (the Plan) for the benefit of certain key employees and directors. Under the plan, up to 4,500,000 shares of the Company's shares were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to employees under the plan become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. As a result of a stock award of 62,500 shares to an employee prior to 1996, the Company charged earnings for compensation expense of $320,000 in 1996. Upon termination of employment in 1996, the employee forfeited 37,500 shares in a negotiated settlement with the Company. There have been no grants of stock appreciation rights and all options had been granted with fixed prices. At December 31, 1998, there were 604,750 shares reserved for issuance under the Plan.

The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for all other stock-based compensation is accounted for under SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with the

                      Rent-A-Center, Inc. and Subsidiaries

NOTE L -- STOCK BASED COMPENSATION (continued) methodology prescribed by SFAS 123, the Company's 1998, 1997 and 1996 net earnings and earnings per share would be reduced to the pro forma amounts indicated as follows:

                                                                  Year ended December 31,
                                                              -------------------------------
                                                               1998        1997        1996
(In Thousands of Dollars, except per share data)              -------     -------     -------
Net earnings allocable to common stockholders
  As reported                                                 $20,804     $25,878     $18,026
  Pro forma                                                   $17,580     $23,967     $16,469
Basic earnings per common share
  As reported                                                 $  0.84     $  1.04     $  0.73
  Pro forma                                                   $  0.71     $  0.96     $  0.67
Diluted earnings per common share
  As reported                                                 $  0.83     $  1.03     $  0.72
  Pro forma                                                   $  0.70     $  0.95     $  0.66

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 50 percent; risk-free interest rates ranging from 4.34 to 6.92 percent; no dividend yield; and expected lives of seven years.

Additional information with respect to options outstanding under the Plan at December 31, 1998, and changes for each of the three years in the period then ended was as follows:

                                    1998                         1997                         1996
                         --------------------------   --------------------------   --------------------------
                                        Weighted                     Weighted                     Weighted
                                        average                      average                      average
                          Shares     exercise price    Shares     exercise price    Shares     exercise price
                         ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at
  beginning of year      1,324,250       $16.39       1,142,050       $15.74         906,000       $ 7.10
Granted                  2,680,000        26.65         859,000        16.54         695,000        22.22
Exercised                 (168,862)        8.95        (113,925)        8.39        (109,700)        7.45
Forfeited                 (341,625)       18.28        (562,875)       17.13        (349,250)       13.81
                         ---------                    ---------                    ---------
Outstanding at end of
  year                   3,493,763       $23.96       1,324,250       $16.39       1,142,050       $15.74
                         =========                    =========                    =========
Options exercisable at
  end of year              377,263       $16.43         282,375       $14.53         127,800       $ 9.64

The weighted average fair value per share of options granted during 1998, 1997 and 1996, was $15.22, $9.93, and $13.35, respectively, all of which were granted at market value. Information about stock options outstanding at December 31, 1998 is summarized as follows:

                                                          Options outstanding
                                        -------------------------------------------------------
                                                         Weighted average
                                          Number            remaining          Weighted average
Range of exercise prices                outstanding      contractual life       exercise price
------------------------                -----------      ----------------      ----------------
$3.34 to $6.67                             205,163          6.36 years              $ 6.56
$6.68 to $18.50                            441,850          7.94 years              $15.11
$18.51 to $28.50                         2,846,750          9.51 years              $26.58
                                         ---------
                                         3,493,763
                                         =========

                      Rent-A-Center, Inc. and Subsidiaries

NOTE L -- STOCK BASED COMPENSATION (continued)

                                                                    Options exercisable
                                                             ---------------------------------
                                                               Number         Weighted average
Range of exercise prices                                     exercisable       exercise price
------------------------                                     -----------      ----------------
$3.34 to $6.67                                                 111,038             $ 6.46
$6.68 to $18.50                                                123,475             $15.13
$18.51 to $28.50                                               142,750             $25.30
                                                               -------
                                                               377,263
                                                               =======

NOTE M -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, senior debt and subordinated notes payable. The carrying amount of cash and cash equivalents approximates fair value at December 31, 1998 and 1997, because of the short maturities of these instruments. The Company's senior debt is variable rate debt that reprices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes is $177.6 million, which is $2.6 million in excess of their carrying value of $175 million. Information relating to the fair value of the Company's interest rate swap agreements is set forth in Note F.

NOTE N -- EARNINGS PER SHARE

Summarized basic and diluted earnings per common share were calculated as follows:

                                                                  1998
                                                  -------------------------------------
                                                  Net Earnings     Shares     Per Share
(In Thousands of Dollars, except per share data)  ------------     ------     ---------
Basic earnings per common share                     $20,804        24,698       $0.84
Effect of dilutive stock options                         --          405
                                                    -------        ------
Diluted earnings per common share                   $20,804        25,103       $0.83
                                                    =======        ======

                                                                1997
                                                -------------------------------------
                                                Net Earnings     Shares     Per Share
                                                ------------     ------     ---------
Basic earnings per common share                   $25,878        24,844       $1.04
Effect of dilutive stock options                       --          350
                                                  -------        ------
Diluted earnings per common share                 $25,878        25,194       $1.03
                                                  =======        ======

                                                                1996
                                                -------------------------------------
                                                Net Earnings     Shares     Per Share
                                                ------------     ------     ---------
Basic earnings per common share                   $18,026        24,656       $0.73
Effect of dilutive stock options                       --          409
                                                  -------        ------
Diluted earnings per common share                 $18,026        25,065       $0.72
                                                  =======        ======

The assumed conversion of the redeemable convertible preferred stock issued in 1998 would have an anti-dilutive effect on diluted earnings per common share for 1998 and accordingly has been excluded from the computation thereof.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE O -- UNAUDITED QUARTERLY DATA

Summarized quarterly financial data for 1998 and 1997 is as follows:

(In Thousands of Dollars, except per  1st Quarter    2nd Quarter    3rd Quarter(1)    4th Quarter(2)
share data)                           -----------    -----------    --------------    --------------
Year ended December 31, 1998
  Revenue                              $ 90,233       $103,313         $265,886          $350,284
  Operating profit                       13,721         15,547           30,467            31,078
  Net earnings                            7,856          8,529            4,643             3,730
  Basic earnings per share                 0.32           0.34             0.13              0.05
  Diluted earnings per share               0.31           0.34             0.13              0.05

---------------

(1) During the third quarter of 1998, the Company incurred non-recurring financing costs of $5.0 million associated with the interim financing utilized in the Thorn acquisition, and $2.5 million in losses on disposed Renters Choice signage as a result of the name change to "Rent-A-Center".

(2) During the fourth quarter of 1998, the Company charged $11.5 million to earnings for certain class action legal settlements as described in Note K.

(In Thousands of Dollars, except per  1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
share data)                           -----------    -----------    ------------    ------------
Year ended December 31, 1997
  Revenue                               $74,587        $80,803        $83,864         $92,287
  Operating profit                        9,639         11,341         11,766          13,192
  Net earnings                            5,412          6,357          6,724           7,385
  Basic earnings per share                 0.22           0.25           0.27            0.30
  Diluted earnings per share               0.22           0.25           0.27            0.29

NOTE P -- RELATED PARTY TRANSACTIONS

On August 18, 1998, the Company repurchased 990,099 shares of its common stock for $25 million from J. Ernest Talley, its Chairman of the Board and Chief Executive Officer. The repurchase of Mr. Talley's stock was approved by the Company's Board of Directors on August 5, 1998. The price was determined by a pricing committee, and was approved by the Board of Directors of the Company, with Mr. Talley abstaining. The pricing committee met on August 17, 1998, after the close of the markets, and Mr. Talley's shares were repurchased at the price of $25.25 per share, the closing price of the Company's common stock on August 17, 1998.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1(1)         -- Agreement and Plan of Reorganization dated May 15, 1996, among Renters Choice, Inc., ColorTyme, Inc., and CT
                            Acquisition Corporation (Pursuant to the rules of the
                            Commission, the schedules and exhibits have been omitted.
                            Upon the request of the Commission, Renters Choice will
                            supplementally supply such schedules and exhibits to the
                            Commission.)
          2.2(2)         -- Asset Purchase Agreement, dated May 1, 1998, by and among
                            Renters Choice, Inc., Central Rents, Inc., Central Rents
                            Holding, Inc. and Banner Holdings, Inc. (Pursuant to the
                            rules of the Commission, the schedules and exhibits have
                            been omitted. Upon the request of the Commission, Renters
                            Choice will supplementally supply such schedules and
                            exhibits to the Commission.)
          2.3(3)         -- Letter Agreement, dated as of May 26, 1998, by and among
                            Renters Choice, Inc., Central Rents, Inc., Central Rents
                            Holding, Inc. and Banner Holdings, Inc. (Pursuant to the
                            rules of the Commission, the schedules and exhibits have
                            been omitted. Upon the request of the Commission, Renters
                            Choice will supplementally supply such schedules and
                            exhibits to the Commission.)
          2.4(4)         -- Stock Purchase Agreement, dated as of June 16, 1998,
                            among Renters Choice, Inc., Thorn International BV and
                            Thorn plc (Pursuant to the rules of the Commission, the
                            schedules and exhibits have been omitted. Upon the
                            request of the Commission, the Company will
                            supplementally supply such schedules and exhibits to the
                            Commission.)
          3.1(5)         -- Amended and Restated Certificate of Incorporation of
                            Renters Choice
          3.2(6)         -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation of Renters Choice
          3.3(7)         -- Amended and Restated Bylaws of Renters Choice
          3.4(8)         -- Amendment to the Amended and Restated Bylaws of Renters
                            Choice
          4.1(9)         -- Form of Certificate evidencing Common Stock
          4.2(10)        -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations of Series A Preferred Stock of
                            Renters Choice, Inc.
          4.3(11)        -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations of Series B Preferred Stock of
                            Renters Choice, Inc.
          4.4(12)        -- Indenture, dated as of August 18, 1998, by and among
                            Renters Choice, Inc., as Issuer, ColorTyme, Inc. and
                            Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ
                            Schroder Bank & Trust Company, as Trustee
          4.5(13)        -- Form of Certificate evidencing Series A Preferred Stock
          4.6(14)        -- Form of Exchange Note
          4.7(15)        -- First Supplemental Indenture, dated as of December 31,
                            1998, by and among Renters Choice Inc., Rent-A-Center,
                            Inc., ColorTyme, Inc., Advantage Companies, Inc. and IBJ
                            Schroder Bank & Trust Company, as Trustee.
         10.1(16)        -- Amended and Restated 1994 Renters Choice, Inc. Long-Term
                            Incentive Plan
         10.2(17)        -- Revolving Credit Agreement dated as of November 27, 1996 between Comerica Bank, as agent, Renters Choice, Inc. and
                            certain other lenders
         10.3(18)        -- Portfolio Acquisition Agreement dated May 15, 1996, by
                            and among Renters Choice, Inc., ColorTyme Financial
                            Services, Inc., and STI Credit Corporation
         10.4(19)        -- Employment Agreement, dated March 28, 1997, by and
                            between Renters Choice, Inc. and Danny Z. Wilbanks

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5(20)        -- Stock Option Agreement, dated April 1, 1997, by and
                            between Renters Choice, Inc. and Danny Z. Wilbanks
         10.6(21)        -- Credit Agreement, dated August 5, 1998, among Renters
                            Choice, Inc., Comerica Bank, as Documentation Agent,
                            NationsBank N.A., as Syndication Agent, and The Chase
                            Manhattan Bank, as Administrative Agent, and certain
                            other lenders
         10.7(22)        -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its
                            Subsidiaries in favor of the Chase Manhattan Bank, as
                            Administrative Agent
         10.8(23)        -- $175,000,000 Senior Subordinated Credit Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain
                            other lenders and the Chase Manhattan Bank
         10.9(24)        -- Stockholders Agreement, dated as of August 5, 1998, by
                            and among Apollo Investment Fund IV, L.P., Apollo
                            Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
                            Speese, Renters Choice, Inc., and certain other persons
         10.10(25)       -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund
                            IV, L.P., and Apollo Overseas Partners IV, L.P., related
                            to the Series A Convertible Preferred Stock
         10.11(26)       -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund
                            IV, L.P., and Apollo Overseas Partners IV, L.P., related
                            to the Series B Convertible Preferred Stock
         10.13(27)       -- Stock Purchase Agreement, dated August 5, 1998, among
                            Renters Choice, Inc., Apollo Investment Fund IV, L.P. and
                            Apollo Overseas Partners IV, L.P.
         10.14(28)       -- Exchange and Registration Rights Agreement, dated August
                            18, 1998, by and among Renters Choice, Inc. and Chase
                            Securities Inc., Bear, Stearns & Co. Inc., NationsBanc
                            Montgomery Securities LLC and Credit Suisse First Boston
                            Corporation
         10.15*          -- Employment Agreement, dated October 1, 1998, by and
                            between Rent-A-Center, Inc. and Bradley W. Denison
         21.1(29)        -- Subsidiaries of Registrant
         27*             -- Financial Data Schedule

---------------

  *  Filed herewith.

 (1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

 (2) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

 (3) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 15, 1996

 (4) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

 (5) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 (6) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

 (7) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 (8) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

 (9) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(11) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(12) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(14) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(15) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(16) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 53471)

(17) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(18) Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 15, 1996

(19) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(20) Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(21) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(24) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(25) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(26) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(27) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(28) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(29) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement Form S-4 filed on January 19, 1999