Form 10-K405/A
period 1998-12-31
RENT A CENTER INC DE
filed 1999-04-28
CIK 933036

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

AGGREGATE MARKET VALUE OF THE 16,448,371 SHARES OF COMMON
  STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT THE
  CLOSING SALES PRICE ON MARCH 23, 1999.....................   $427,657,646
                                                               ------------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE CLOSE
  OF BUSINESS ON MARCH 23, 1999.............................     24,128,074
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Explanatory Note


The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 1998 to correct erroneous information received from its transfer agent with respect to the number of shares of the Registrant's common stock outstanding as of March 23, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 20, 1998, we held a special meeting of the stockholders of Rent-A-Center to approve (A) the conversion of the shares of our Series B Preferred Stock we issued at the time of the Thorn Americas acquisition into shares of our Series A Preferred Stock, along with the terms of the Series A Preferred Stock, and (B) an amendment to our Long-Term Incentive Plan to increase the number of shares of our common stock reserved under the plan from 3,000,000 to 4,500,000 shares. Of the 20,984,041 shares of our common stock present in person or by proxy at the meeting, including 139,791 shares of our Series A Preferred Stock (which had in the aggregate 5,004,152 votes), 16,423,486 shares were voted for the conversion of the Series B Preferred Stock into Series A Preferred Stock, along with the terms of the Series A Preferred Stock, 4,551,314 shares were voted against such proposal, and 5,013,394 shares abstained from voting on that matter. With respect to the amendment to our Long-Term Incentive Plan, 19,598,588 shares were voted for the proposal, 6,382,144 shares were voted against the proposal, and 7,462 shares abstained from voting with respect to this matter. There were no broker non-votes for either proposal.

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

     As of March 23, 1999, there were 76 record holders of our common stock.

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

Date: April 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ J. ERNEST TALLEY                     Chairman of the Board and       April 28, 1999
-----------------------------------------------------      Chief Executive Officer
                  J. Ernest Talley                         (Principal Executive
                                                           Officer)

                 /s/ ROBERT D. DAVIS                     Vice President -- Finance,      April 28, 1999
-----------------------------------------------------      Treasurer and Chief
                   Robert D. Davis                         Financial Officer
                                                           (Principal Financial and
                                                           Accounting Officer)

                 /s/ MARK E. SPEESE                      Director                        April 28, 1999
-----------------------------------------------------
                   Mark E. Speese

                  /s/ J. V. LENTELL                      Director                        April 28, 1999
-----------------------------------------------------
                    J. V. Lentell

             /s/ JOSEPH V. MARINER, JR.                  Director                        April 28, 1999
-----------------------------------------------------
               Joseph V. Mariner, Jr.

                 /s/ REX W. THOMPSON                     Director                        April 28, 1999
-----------------------------------------------------
                   Rex W. Thompson

                 /s/ PETER P. COPSES                     Director                        April 28, 1999
-----------------------------------------------------
                   Peter P. Copses

                                                         Director
-----------------------------------------------------
                  Laurence M. Berg

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

  *  Previously filed.

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

  *  Previously filed.

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