Form 10-Q
period 1999-03-31
RENT A CENTER INC DE
filed 1999-05-13
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission File Number 0-25370
                               RENT-A-CENTER, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            48-1024367
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                       5700 Tennyson Parkway, Third Floor
                               Plano, Texas 75024
                                 (972) 801-1100
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

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

                                  YES X    NO
                                     ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1999:


                      Class                                  Outstanding
     --------------------------------------                  -----------
     Common stock, $.01 par value per share                  24,162,706

                                TABLE OF CONTENTS


                                                                                                    PAGE NO.
                                                                                                    --------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                     3

              Consolidated Statements of Earnings for the three months ended
                  March 31, 1999 and 1998                                                                4

              Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1999 and 1998                                                                5

              Notes to Consolidated Financial Statements                                                 6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              7

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                 12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                         13

Item 6.       Exhibits and Reports on Form 8-K                                                          17

SIGNATURES

Exhibit 27

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(In Thousands of Dollars)                                           March 31,          December 31,
                                                                      1999                 1998
                                                                   -----------         -----------
                                                                    Unaudited
ASSETS
    Cash and cash equivalents                                      $    16,215         $    33,797
    Rental merchandise, net
      On rent                                                          336,393             311,650
      Held for rent                                                     76,172              97,156
    Accounts receivable - trade                                          3,065               3,296
    Prepaid expenses and other assets                                   30,457              65,689
    Property assets, net                                                80,928              85,018
    Deferred income taxes                                              178,407             178,407
    Intangible assets, net                                             722,658             727,976
                                                                   -----------         -----------

                                                                   $ 1,444,295         $ 1,502,989
                                                                   ===========         ===========

LIABILITIES
    Senior debt                                                    $   610,000         $   630,700
    Subordinated notes payable                                         175,000             175,000
    Accounts payable - trade                                            55,210              43,868
    Accrued liabilities                                                177,027             239,032
                                                                   -----------         -----------
                                                                     1,017,237           1,088,600

COMMITMENTS AND CONTINGENCIES                                             --                  --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
    placement costs, $.01 par value; 5,000,000 shares
    authorized; 260,000 shares issued and outstanding                  259,476             259,476

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 50,000,000 shares
      authorized; 25,119,673 and 25,073,583 shares
      issued in 1999 and 1998, respectively                                251                 251
    Additional paid-in capital                                         102,430             101,781
    Retained earnings                                                   89,901              77,881
                                                                   -----------         -----------
                                                                       192,582             179,913
    Treasury stock, 990,099 shares at cost in 1999 and 1998            (25,000)            (25,000)
                                                                   -----------         -----------
                                                                       167,582             154,913
                                                                   -----------         -----------

                                                                   $ 1,444,295         $ 1,502,989
                                                                   ===========         ===========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


(In Thousands of Dollars, except per share data)                    Three months ended March 31,
                                                                   -----------------------------
                                                                      1999               1998
                                                                   ----------         ----------
                                                                             Unaudited
  Store
     Rentals and fees                                              $  301,707         $   75,426
     Merchandise sales                                                 31,886              5,962
     Other                                                                858                118
  Franchise
     Merchandise sales                                                  8,821              7,621
     Royalty income and fees                                            1,425              1,106
                                                                   ----------         ----------

                                                                      344,697             90,233

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                                64,466             15,505
     Cost of merchandise sold                                          25,916              4,554
     Salaries and other expenses                                      186,430             44,497
  Franchise cost of merchandise sold                                    8,542              7,343
                                                                   ----------         ----------

                                                                      285,354             71,899

  General and administrative expenses                                  11,251              3,225
   Amortization of intangibles                                          6,390              1,388
                                                                   ----------         ----------

        Total operating expenses                                      302,995             76,512

        Operating profit                                               41,702             13,721

Interest expense                                                       18,642                450
Interest income                                                          (286)              (114)
                                                                   ----------         ----------

        Earnings before income taxes                                   23,346             13,385

Income tax expense                                                     11,319              5,529
                                                                   ----------         ----------

        NET EARNINGS                                                   12,027              7,856

Preferred dividends                                                     2,441               --
                                                                   ----------         ----------

Net earnings allocable to common stockholders                      $    9,586         $    7,856
                                                                   ==========         ==========

Basic earnings per share                                           $     0.40         $     0.32
                                                                   ==========         ==========

Diluted earnings per share                                         $     0.35         $     0.31
                                                                   ==========         ==========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three months ended March 31,
                                                                   -----------------------------
(In Thousands of Dollars)                                             1999               1998
                                                                   ----------         ----------
                                                                             Unaudited
Cash flows from operating activities
   Net earnings                                                    $   12,027         $    7,856
   Adjustments to reconcile net earnings to net cash
    provided by operating activities
     Depreciation of rental merchandise                                64,466             15,505
     Depreciation of property assets                                    7,663              1,542
     Amortization of intangibles                                        6,390              1,388
     Amortization of financing fees                                       652               --
  Changes in operating assets and liabilities, net
    of effects of
    Acquisitions
     Rental merchandise                                               (68,226)           (19,669)
     Accounts receivable - trade                                          231                263
     Prepaid expenses and other assets                                  1,317                655
     Accounts payable - trade                                          11,343              4,247
     Accrued liabilities                                              (24,131)             4,056
                                                                   ----------         ----------
        Net cash provided by operating activities                      11,732             15,843
                                                                   ----------         ----------
Cash flows from investing activities
   Purchase of property assets                                         (9,118)            (2,514)
   Proceeds from sale of property assets                                  316                309
   Acquisitions of businesses, net of cash acquired                      --                 (832)
                                                                   ----------         ----------
        Net cash used in investing activities                          (8,802)            (3,037)
                                                                   ----------         ----------
Cash flows from financing activities
   Exercise of stock options                                              649                608
   Proceeds from debt                                                  11,226             13,135
   Repayments of debt                                                 (32,387)           (25,397)
                                                                   ----------         ----------
        Net cash used in financing activities                         (20,512)           (11,654)
                                                                   ----------         ----------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                 (17,582)             1,152

Cash and cash equivalents at beginning of period                       33,797              4,744
                                                                   ----------         ----------

Cash and cash equivalents at end of period                         $   16,215         $    5,896
                                                                   ==========         ==========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K, as amended by the Form 10-K/A, for the year ended December 31, 1998. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. On May 28, 1998, we acquired substantially all of the assets of Central Rents, Inc. for approximately $100 million in cash. Central Rents operated 176 stores located primarily in California, the Southwest, Midwest, and South. On August 5, 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor with 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. During 1998, we also acquired the assets of 55 rent-to-own stores in 14 separate transactions for approximately $26.4 million in cash. The following pro-forma information combines the results of operations as if the acquisitions of Central Rents and Thorn Americas had been consummated as of the beginning of the periods presented, after including the impact of adjustments for amortization of intangibles, and the impact of interest expense and preferred dividends as a result of acquisition financing. The results of operations of the other stores acquired in 1998 were not material in relation to our consolidated results of operations. No stores have been acquired during the three months ended March 31, 1999, and as a result the pro-forma information equates to actual results as disclosed in this report.


                                                                     Three Months ended March 31,
                                                                   --------------------------------
                                                                       1999                1998
                                                                   --------------------------------
                                                                               Unaudited
Revenue                                                            $    344,697        $    339,206

Net earnings allocable to common stockholders                      $      9,586        $      1,058

Basic earnings per common share                                    $       0.40        $       0.04

Diluted earnings per common share                                  $       0.35        $       0.04


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

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:


(In Thousands, except per share data)                 Three months ended March 31, 1999
                                                ---------------------------------------------
                                                Net earnings         Shares         Per share
                                                ------------        --------        ---------
Basic earnings per common share                 $      9,586          24,115        $   0.40
Effect of dilutive stock options                        --               542
Effect of preferred dividend                           2,441           9,449
                                                ------------        --------        --------

Diluted earnings per common share               $     12,027          34,106        $   0.35
                                                ============        ========        ========


(In Thousands, except for per share data)             Three months ended March 31, 1998
                                                ---------------------------------------------
                                                Net earnings         Shares         Per share
                                                ------------        --------        ---------
Basic earnings per common share                 $      7,856          24,921            0.32
Effect of dilutive stock options                        --               250
                                                ------------        --------

Diluted earnings per common share               $      7,856          25,171            0.31
                                                ============        ========        ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


This report contains forward-looking statements that involve risk and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

     o our ability to enhance the performance of the stores we acquired in the Central Rents and Thorn Americas acquisitions,

     o our ability to acquire additional rent-to-own stores on favorable terms and our ability to integrate those stores into our operations,

     o    uncertainties regarding the ability to open new stores,

     o the passage of legislation adversely affecting the rent-to-own industry,

     o    interest rates,

     o our ability to collect on our rental purchase agreements at the current rate, and

     o    other risks detailed from time to time in our SEC reports.


You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Annual Report on Form 10-K, as amended by our Form 10-K/A, for our fiscal year ended December 31, 1998, and in our Registration Statement on Form S-3 filed on May 7, 1999, and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the statements in those sections.

OUR BUSINESS

We are the largest operator in the United States rent-to-own industry with an approximate 26% market share (based on store count). We currently operate 2,093 company-owned stores and 335 franchised stores, providing high quality durable goods in 50 states, the District of Columbia and Puerto Rico.

In May 1998, we acquired substantially all of the assets of Central Rents, Inc., which operated 176 stores, for approximately $100 million in cash. In August 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor, operating 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. During 1998, we also acquired the assets of 55 stores in 14 separate transactions for approximately $26.4 million in cash. As a result of these acquisitions, a total of 1,637 stores were added to our store base.

We financed the acquisition of Thorn Americas through certain financing arrangements, consisting of a senior credit facility and a senior subordinated facility. We also issued $260 million in preferred stock to certain affiliates of Apollo Management, IV, L.P., and to an affiliate of Bear, Stearns & Co. to assist in the funding of the acquisition of Thorn Americas, to repurchase $25 million of our common stock, and to repay our prior credit facility. On August 18, 1998, we issued $175 million of senior subordinated notes to repay the senior subordinated facility.

We have pursued an aggressive growth strategy since we were acquired in 1989 by
J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire under-performing stores to which we could apply our operating strategies. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information system and greater purchasing power of a larger organization while strengthening their local position. Since May 1993, our store base has grown from 27 to 2,093 primarily through acquisitions. During this period we have acquired over 2,000 company-owned stores and over 300 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. As a result, we have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the industry will result in ongoing growth opportunities.

All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores have been included in our operating results since their respective dates of acquisition. Because of the significant growth since our formation, our historical results of operations, our period-to-period comparisons of such results, and certain financial data may not be comparable, meaningful or indicative of future results.

RECENT DEVELOPMENTS

During 1998 we developed a comprehensive program for the integration of Central Rents and Thorn Americas. By December 31, 1998, we had completed the major steps of this integration plan, which resulted in the elimination of most of the duplicative costs temporarily incurred namely:

     o replacing Thorn Americas' nationwide distribution network with our vendor drop shipment system;

     o    implementing a common management information system;

     o    consolidating advertising, purchasing and human resource functions;

     o    integrating middle and senior management; and

     o all stores, including former Renters Choice locations, adopting and beginning to operate under the "Rent-A-Center" brand name.

The rapid completion of the integration process has enabled us to be in a position to realize most of the synergies identified at the time of the acquisition, and has enabled us to makes progress on improving the performance of the acquired stores ahead of schedule.

During the quarter ended March 31, 1999 we focused our efforts on enhancing the operations in the stores acquired from Central Rents and Thorn Americas. We sought to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For instance, in conjunction with the closure of the distribution centers and the change to our vendor drop shipment system, we have managed to significantly reduce the number of stock-keeping units held, either through normal rental channels or through outright sales. These stock-keeping units have been replaced with our current product offerings, and with the support of our marketing and advertising programs, we have been able to increase the number of units on rent and the average price per unit, and as a consequence increase revenues and operating margins.

Under the terms of our senior credit facility, we are obligated to repay $2 million of the term loans in 1999. However, our stronger than anticipated financial performance and cash flow position enabled us to repay approximately $89 million in 1998, and approximately $26 million during the three months ended March 31, 1999. At March 31, 1999, we had additionally borrowed $5 million under our revolver facility. It is our intention to repay our revolver facility and to make further principal repayments of our term loans whenever our cash flow position is sufficiently strong.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Between April 1, 1998 and March 31, 1999 we acquired 1,632 stores, 45 of which were subsequently consolidated with existing locations and one of which was sold. These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired operations have been included in the results of operations since the respective dates of acquisition. Primarily as a result of the effects of these acquisitions on our results of operations, comparisons of operating results for 1999 and 1998 may not be meaningful or indicative of future results.

Total revenue increased by $254.5 million, or 282.2% to $344.7 million for 1999 from $90.2 million for 1998. The increase in total revenue was primarily attributable to the inclusion of the 1,615 stores purchased in the twelve months ended March 31, 1998, net of store consolidations and closures. Same store revenues increased by $6.6 million, or 8.5% to $84.6 million for 1999 from $78.0 million in 1998. Same store revenues represent those revenues earned in stores that were operated by us for the entire three-month period ending March 31, 1999 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per unit on rent.

Depreciation of rental merchandise increased by $49.0 million, or 316.1% to $64.5 million for 1999 from $15.5 million for 1998. Depreciation of rental merchandise as a percent of total store rental and fee revenue increased to 21.4% for 1999 from 20.6% for 1998. The increase in depreciation of rental merchandise as a percent of total store revenue was primarily attributable to lower rental rates on rental merchandise acquired in the aforementioned acquisitions.

Salaries and other expenses as a percentage of store revenue increased to 55.7% for 1999 from 54.6% for 1998. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately.

General and administrative expenses expressed as a percentage of total revenue decreased from 3.6% in 1998 to 3.3% in 1999. This decrease was the result of increased revenues from the stores acquired from Central Rents and Thorn Americas, allowing us to leverage our fixed and semi-fixed costs over a larger revenue base.

Operating profit increased by $28.0 million, or 204.4%, to $41.7 million for 1999 from $13.7 million for 1998. Operating profit as a percentage of total revenue decreased to 12.1% in 1999 from 15.2% in 1998. This decrease is attributable to the lower margins achieved at the acquired Central Rents and Thorn Americas stores. Our efforts to improve the efficiency and profitability of these acquired stores, as discussed elsewhere in this report, has resulted in operating profit as a percentage of total revenue increasing from 10.7% in the three months ended December 31, 1998 (calculated before the effect of the $11.5 million non-recurring legal charge) to 12.1% in the three months ended March 31, 1999.

Net earnings increased by $4.1 million, or 51.9%, to $12.0 million in 1999 from $7.9 million in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity requirements are for debt service under our senior credit facilities, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. As of March 31, 1999, the amount outstanding under our senior credit facility and subordinated notes was approximately $785.0 million, consisting primarily of $610.0 million of the senior credit facilities, and $175.0 million of the notes.

We purchased $109.3 million of rental merchandise during the three months ended March 31, 1999.

For the three months ended March 31, 1999, cash provided by operating activities decreased by $4.1 million, from $15.8 million in 1998 to $11.7 million in 1999, primarily due to payments on liabilities assumed in the acquisition of Thorn Americas. Cash used in investing activities increased by $5.8 million from $3.0 million in 1998 to $8.8 million in 1999, principally related to increased capital expenditures associated with the continuing process of refurbishing a larger store base. Cash used in financing activities was $20.5 million for the three months ended March 31, 1999, compared to $11.7 million in 1998.

At March 31, 1999, we had in place a $962.3 million senior credit facility. Borrowings under the senior credit facility bore interest at a rate equal to 0.25% to 1.75% over the designated prime rate, which was 7.75% per annum at March 31, 1999, or 1.25% to 2.75% over LIBOR, which was 4.94% at March 31, 1999, at our option. At March 31, 1999, the average rate on outstanding borrowings was 7.90%. During 1998, we entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. These interest rate agreements have terms of three and five years. Borrowings were collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility is payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business.

Principal and interest payments under the senior credit facilities and the notes represent significant liquidity requirements for us. Under the term loans, we will be required to make principal payments totaling approximately $2.0 million in 1999, $14.0 million in 2000, $22.0 million in 2001, $26.0 million in 2002, and $30.0 million in 2003. Loans under the senior credit facilities not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us.

Capital expenditures are made generally to maintain existing operations and for the acquisition and opening of stores. We spent $9.1 million in the three months ended March 31, 1999, and expect to spend a total of approximately $24.8 million in the year ended December 31, 1999 on capital expenditures, all of which are to maintain existing operations.

With the major steps of the integration plan relating to Central Rents and Thorn Americas now behind us, we are currently focusing our efforts on enhancing the operations in the acquired stores. Once completed, we intend to resume our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as opportunistic acquisitions.

We plan to accomplish our future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened rental store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in twelve to fifteen months after its initial opening. Total financing requirements of a typical new store approximates $0.4 million, with roughly 80% to 85% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the fiscal year 2000. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We are currently evaluating the impact that this statement will have on our financial statements.

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

Management Information Systems. Our primary information technology system controls all of our computer operations in our rent-to-own stores and home office. This system has also been integrated into the retail outlets and operations acquired from Thorn Americas. We have received written assurance from our software vendor that the system is Year 2000 compliant, which means that it is equipped to interpret dates beyond the year 1999. We have engaged external resources to complete an independent review of our information systems. Based in part upon the results of this review, we believe that our management information systems are prepared for the Year 2000.

As of March 31, 1999, we have incurred costs of approximately $290,000 in assuring Year 2000 compliance through testing and upgrades. Additionally, as part of our recent expansion, we purchased new hardware and software for our home office that is warranted to be Year 2000 compliant. All upgrades in both our headquarters and ColorTyme's offices have been completed.

Major Suppliers. We have received written assurances from approximately 80% of our vendors, confirming that such vendors are Year 2000 compliant. We utilize many suppliers and no single supplier is material to our operations. As a result, we believe that we have the ability to obtain merchandise for our stores from many different vendors. In the event any vendors are not Year 2000 compliant, we anticipate having sufficient alternate supply sources available to serve our needs.

Other Systems. We are in the process of identifying certain on-site non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified, we will determine, with the help of outside vendors, whether these systems are vulnerable to Year 2000 problems. Potential non-information technology systems include alarms, elevators, irrigation systems, thermostats, and utility meters and switches.

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

In the event of a complete failure of our information technology systems, our contingency plan is to continue the affected functions either manually or through the use of systems that are not Year 2000 compliant. The primary costs associated with such a necessity would be (A) increased time delays in the posting of information, and (B) increased personnel to manually process the information. We believe that the increased costs associated with such personnel would not have a material adverse affect on our operations or financial conditions.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of March 31, 1999 we had $175.0 million in subordinated notes at a fixed interest rate of 11.0% and $630.7 million in term loans indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes is $182.4 million, which is $7.4 million in excess of their carrying value of $175 million. Unlike the subordinated notes, the $610.0 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, we have entered into interest rate swap agreements to hedge this risk. In August and September 1998, we entered into $500 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%. These contracts have an average life of four years. Given the current capital structure, including our interest rate swap agreements, we have $130.7 million, or 16.2% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $0.3 million for the three month period.


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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. The majority of the material proceedings involve claims that may be generally characterized into one of two categories, recharacterization claims and statutory compliance claims. Recharacterization claims generally involve claims:

     o    in states that do not have rent-to-own legislation,

     o that rent-to-own transactions are disguised installment sales in violation of applicable state installment statutes, and

     o    that allege greater damages.

Statutory compliance claims generally involve claims:

     o    in states that have rent-to-own legislation,

     o that the operator failed to comply with applicable state rental purchase statutes, such as notices and late fees, and

     o    that allege lesser damages.


Except as described below, we are not currently a party to any material litigation.


The following litigation matters were assumed with Thorn Americas pursuant to the Thorn Americas acquisition. In connection with accounting for the Thorn Americas acquisition, we made appropriate purchase accounting adjustments for contingent liabilities associated with outstanding litigation.

Robinson v. Thorn Americas, Inc. The plaintiffs filed this class action on April 19, 1994 in state court in New Jersey. The class consists of all residents of New Jersey who are or have been parties to Thorn Americas' rent-to-own contracts since April 19, 1988. During this period, Thorn Americas operated approximately 23 stores in New Jersey. The plaintiffs' claims are for alleged violations of the New Jersey Retail Installment Sales Act and the New Jersey Consumer Fraud Act, usury, unlawful contractual penalty and conversion. On January 5, 1998, the court entered a judgment against Thorn Americas and ordered Thorn Americas to pay the plaintiffs the amount equal to (A) all reinstatement fees collected by Thorn Americas since April 29, 1988, and (B) 40% of all rental revenue collected by Thorn Americas from the plaintiffs from April 29, 1988, trebled. Later, the court added an incentive award to the class representative, the inclusion of attorneys' fees, and granted plaintiff's counsel 25% of the amount to be distributed to the class. The judgment is secured by a supersedeas bond posted by Thorn Americas in the amount of $163 million, which amount was derived from an accounting by plaintiffs of the projected amount of the judgment liability through April 1999. Thorn Americas filed its notice of appeal on January 26, 1998 and the appeal is now fully briefed. In December 1998, we settled this matter in principle for approximately $48.5 million, subject to preliminary and final approval of the court. The final settlement documents were signed on April 23, 1999 and preliminarily approved by the court. We anticipate that the final approval of the court will occur in the fall of 1999.

Burney v. Thorn Americas, Inc. The plaintiffs originally filed a class action in federal court in Wisconsin alleging Thorn Americas' rent-to-own contracts violated the Wisconsin Consumer Act and federal RICO and truth-in-lending statutes. The court first granted the plaintiffs' motion for summary judgment as to liability under the Wisconsin Consumer Act. The court then withdrew that decision and dismissed the action for lack of federal subject matter jurisdiction once the plaintiffs withdrew their federal claims. The plaintiffs' refiled the action on February 28, 1997 in state court in Wisconsin, and the court granted plaintiffs' motion for class certification on July 7, 1998. The class is comprised of the persons who were party to rent-to-own contracts with Thorn Americas in Wisconsin after October 19, 1988 and who have paid Thorn Americas an amount equal to or greater than the value of the merchandise. During this period, Thorn Americas operated approximately 23 stores in Wisconsin. The plaintiffs have asserted that the value of the merchandise for class certification purposes is 60% of the amount required to obtain ownership. This limitation on the members of the class distinguishes Burney from Robinson. We settled this matter for $16.25 million, subject to final approval by the court. The court gave final approval of the settlement on March 19, 1999, and the settlement has been paid.

Colon v. Thorn Americas, Inc. The plaintiffs filed this class action in November 1997 in New York state court. Thorn Americas removed the case to the U.S. District Court for the Southern District of New York. Plaintiffs filed a motion to remand, which was granted. The plaintiffs acknowledge that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contend the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. Plaintiffs allege Thorn Americas has a duty to disclose "effective interest" under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. In their prayers for relief, the plaintiffs have requested the following:

     o    class certification,

     o injunctive relief requiring Thorn Americas to (A) cease certain marketing practices, (B) price their rental purchase contracts in certain ways, and (C) disclose effective interest,

     o    unspecified compensatory and punitive damages,

     o    rescission of the class members contracts,

     o an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period,

     o    treble damages, attorney's fees, filing fees and costs of suit,

     o    pre- and post-judgment interest, and

     o    any further relief granted by the court.

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

Anslono v. Thorn Americas, Inc. This is a putative class action filed in Massachusetts state court on January 6, 1998. Plaintiffs acknowledge that rent-to-own contracts constitute "consumer leases" under Massachusetts' rent-to-own statute, but contend that Thorn Americas failed to comply with certain statutory provisions and Thorn Americas failed to provide certain disclosures. Plaintiffs seek actual and statutory damages and an injunction to prohibit Thorn Americas from engaging in the acts complained of. Specifically, the plaintiffs have requested in their prayers for relief, the following:

     o    class certification,

     o unspecified damages, together with an award of treble damages under Massachusetts law,

     o    costs and expenses, including reasonable attorneys' fees,

     o injunctive relief, enjoining Thorn Americas from engaging in unfair or deceptive practices relating to certain advertising practices,

     o an order eliminating the plaintiffs' obligation to pay their final periodic rent-to-own installment payment, and

     o    any other further relief that the plaintiffs may be entitled to.

The proposed class includes all Massachusetts residents who were parties to Thorn Americas' rent-to-own contracts in the four-year period prior to the January 6, 1998 filing. We settled this matter in principle in April 1999 for $10.00 coupons to Thorn Americas' customers from January 6, 1994 to December 31, 1998, and less than $50,000 in Plaintiff's attorney's fees and expenses.

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

Cooks v. Thorn Americas, Inc. The plaintiff filed a putative class action in Texas state court in 1993, alleging violations of Texas' usury statute, Deceptive Trade Practices Act and Insurance Code. In their prayers for relief, the plaintiffs have requested:

     o    class certification,

     o unspecified compensatory damages in an amount less than $50,000 per class member,

     o    reasonable attorneys' fees,

     o    costs of the suit,

     o    pre- and post-judgment interest, and

     o    other further relief, as the court may deem necessary or appropriate.

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

Fogie v. Thorn Americas, Inc. The plaintiffs filed this class action on December 4, 1991 in Minnesota. The class consists of residents of Minnesota who entered rental purchase contracts with Thorn Americas from August 1, 1990 through November 30, 1996. The plaintiffs alleged that Thorn Americas' rent-to-own contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. On April 15, 1998, the court entered a final judgment against Thorn Americas and ordered it to pay approximately $30 million to the plaintiffs. Under certain provisions of the judgment, Thorn Americas may receive certain credits against the judgment. On May 15, 1998, Thorn Americas filed a notice of appeal from the damages finding only. Oral argument in the appeal occurred on May 10, 1999. A decision is expected in the near future.

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

The following litigation matters pending against us have been settled in principle in connection with the settlement of the Robinson matter:

Gallagher v. Crown Leasing Corporation. On January 3, 1996, we were served with a class action complaint adding us as a defendant in this action originally filed in April 1994 against Crown and certain of its affiliates in state court in New Jersey. The class consists of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995. During this period, Crown operated approximately five stores in New Jersey. The lawsuit alleges, among other things, that under certain rent-to-own contracts entered into between the plaintiff class and Crown, some of which were purportedly acquired by us pursuant to the acquisition of Crown and certain of its affiliates, the defendants failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and us in connection with the Crown acquisition, we did not contractually assume any liabilities pertaining to Crown's rent-to-own contracts for the period prior to the acquisition of Crown. The plaintiffs have obtained class certification and a summary judgment against Crown on the liability issues. Subsequent to these decisions by the New Jersey state court, Crown filed for protection from its creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court allowed the lawsuit to proceed in New Jersey, where the state court granted summary judgment on the plaintiff's damages formula against Crown. The plaintiffs calculated actual damages for purposes of their summary judgment motion at approximately $7.6 million. The court ruled that the plaintiffs are entitled to three times actual damages. However, the state court's ruling requires certain minor adjustments pursuant to an accounting. Together with the Boykin matter, we settled this matter in principle for approximately $11.5 million, subject to preliminary and final approval of the court. The final settlement documents were signed on April 23, 1999 and preliminarily approved by the court. We anticipate that the final approval of the court will occur in the fall of 1999.

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

We removed the case to federal court on January 21, 1998, and were then advised by the plaintiffs' attorney that Michelle Newhouse no longer wished to serve as class representative. A motion to voluntarily dismiss the Newhouse case filed by the plaintiffs' attorney was granted shortly thereafter. However, on May 1, 1998, a new class action complaint against us made by Handy Boykin was filed by the plaintiffs' attorney in the Newhouse matter in New Jersey state court alleging the same causes of action with the same proposed class as that of the Newhouse matter. This new filing essentially constitutes a replacement of the named plaintiff in the Newhouse matter with a new named plaintiff, Handy Boykin. We anticipated this replacement. We removed the Boykin case to federal court, where Boykin's motion to remand to New Jersey state court is now pending. Together with the Gallagher matter, we settled this matter in principle for approximately $11.5 million, subject to preliminary and final approval by the court. The final settlement documents were signed on April 23, 1999 and preliminarily approved by the court. We anticipate that the final approval of the court will occur in the fall of 1999.

The settlements in Robinson, Gallagher and Boykin are contingent on one another.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K.

Current report on Form 8-K filed on January 11, 1999, related to the merger of our subsidiary Rent-A-Center, Inc. into Renters Choice, Inc., and the changing of our name to Rent-A-Center, Inc.

EXHIBITS

  EXHIBIT
   NUMBER     EXHIBIT DESCRIPTION
   ------     -------------------
   2.1(1)     -- Asset Purchase Agreement, dated May 1, 1998, by and among
              Renters Choice, Inc., Central Rents, Inc., Central Rents Holding,
              Inc. and Banner Holdings, Inc. (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, Renters Choice will supplementally supply such schedules and exhibits to the Commission.)

   2.2(2) -- Letter Agreement, dated as of May 26, 1998, by and among Renters Choice, Inc., Central Rents, Inc., Central Rents Holding, Inc. and Banner Holdings, Inc. (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, Renters Choice will supplementally supply such schedules and exhibits to the Commission.)

   2.3(3) -- Stock Purchase Agreement, dated as of June 16, 1998, among Renters Choice, Inc., Thorn International BV and Thorn plc (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the Commission.)

   3.1(4)     -- Amended and Restated Certificate of Incorporation of Renters
              Choice

   3.2(5) -- Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Renters Choice

   3.3(*)     -- Amended and Restated Bylaws of Rent-A-Center

   4.1(6)     -- Form of Certificate evidencing Common Stock

   4.2(7) -- Certificate of Designations, Preferences and Relative Rights and Limitations of Series A Preferred Stock of Renters Choice, Inc.

   4.3(8) -- Certificate of Designations, Preferences and Relative Rights and Limitations of Series B Preferred Stock of Renters Choice, Inc.

   4.4(9) -- Indenture, dated as of August 18, 1998, by and among Renters Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company, as Trustee

   4.5(10)    -- Form of Certificate evidencing Series A Preferred Stock

   4.6(11)    -- Form of Exchange Note

   4.7(12) -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme, Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee.

  10.1(13) -- Amended and Restated 1994 Renters Choice, Inc. Long-Term Incentive Plan

  10.2(14) -- Revolving Credit Agreement dated as of November 27, 1996 between Comerica Bank, as agent, Renters Choice, Inc. and certain other lenders

  10.3(15) -- Credit Agreement, dated August 5, 1998, among Renters Choice, Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, and certain other lenders

  10.4(16) -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

  10.5(17) -- $175,000,000 Senior Subordinated Credit Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

  10.6(18) -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice, Inc., and certain other persons

  10.7(19) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo

              Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series A Convertible Preferred Stock

  10.8(20) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series B Convertible Preferred Stock

  10.9(21) -- Stock Purchase Agreement, dated August 5, 1998, among Renters Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

  10.10(22)   -- Exchange and Registration Rights Agreement, dated August 18,
              1998, by and among Renters Choice, Inc. and Chase Securities Inc.,
              Bear, Stearns & Co. Inc., NationsBanc Montgomery Securities LLC and Credit Suisse First Boston Corporation

  10.11(23)   -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison

  27*         -- Financial Data Schedule

----------

* Filed herewith.

(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

(2) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 28, 1998

(3) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(4) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(5) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(6) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999.

(7) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(8) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(9) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 53471)

(14) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(15) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(23) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998

----------

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.




                                            RENT-A-CENTER, INC.


                                            By: /s/ ROBERT D. DAVIS
                                                --------------------------------
                                                Robert D. Davis
                                                Vice President-Finance
                                                and Chief Financial Officer

Date:  May 13, 1999
Rent-A-Center, Inc.

       EXHIBIT INDEX


  EXHIBIT
   NUMBER     EXHIBIT DESCRIPTION
  -------     -------------------
   2.1(1)     -- Asset Purchase Agreement, dated May 1, 1998, by and among
              Renters Choice, Inc., Central Rents, Inc., Central Rents Holding,
              Inc. and Banner Holdings, Inc. (Pursuant to the rules of the
              Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, Renters Choice will supplementally supply such schedules and exhibits to the Commission.)

   2.2(2)     -- Letter Agreement, dated as of May 26, 1998, by and among
              Renters Choice, Inc., Central Rents, Inc., Central Rents Holding,
              Inc. and Banner Holdings, Inc. (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, Renters Choice will supplementally supply such schedules and exhibits to the Commission.)

   2.3(3)     -- Stock Purchase Agreement, dated as of June 16, 1998, among
              Renters Choice, Inc., Thorn International BV and Thorn plc
              (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the Commission.)

   3.1(4)     -- Amended and Restated Certificate of Incorporation of Renters
              Choice

   3.2(5)     -- Certificate of Amendment to the Amended and Restated
              Certificate of Incorporation of Renters Choice

   3.3(*)     -- Amended and Restated Bylaws of Rent-A-Center

   4.1(6)     -- Form of Certificate evidencing Common Stock

   4.2(7) -- Certificate of Designations, Preferences and Relative Rights and Limitations of Series A Preferred Stock of Renters Choice,
              Inc.

   4.3(8) -- Certificate of Designations, Preferences and Relative Rights and Limitations of Series B Preferred Stock of Renters Choice,
              Inc.

   4.4(9)     -- Indenture, dated as of August 18, 1998, by and among Renters
              Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company, as Trustee

   4.5(10)    -- Form of Certificate evidencing Series A Preferred Stock

   4.6(11)    -- Form of Exchange Note

   4.7(12) -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
              Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
              Company, as Trustee.

  10.1(13)    -- Amended and Restated 1994 Renters Choice, Inc. Long-Term
              Incentive Plan

  10.2(14) -- Revolving Credit Agreement dated as of November 27, 1996 between Comerica Bank, as agent, Renters Choice, Inc. and certain other lenders

  10.3(15)    -- Credit Agreement, dated August 5, 1998, among Renters Choice,
              Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as
              Syndication Agent, and The Chase Manhattan Bank, as Administrative
              Agent, and certain other lenders

  10.4(16) -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

  10.5(17)    -- $175,000,000 Senior Subordinated Credit Agreement, dated as of
              August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

  10.6(18) -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
              IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice, Inc., and certain other persons

  10.7(19) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series A
              Convertible Preferred Stock

  10.8(20) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series B
              Convertible Preferred Stock

  10.9(21)    -- Stock Purchase Agreement, dated August 5, 1998, among Renters
              Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
              Partners IV, L.P.

  EXHIBIT
   NUMBER     EXHIBIT DESCRIPTION
  -------     -------------------
  10.10(22)   -- Exchange and Registration Rights Agreement, dated August 18,
              1998, by and among Renters Choice, Inc. and Chase Securities Inc.,
              Bear, Stearns & Co. Inc.,  NationsBanc  Montgomery Securities LLC
              and Credit Suisse First Boston Corporation

  10.11(23)   -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison

  27*         -- Financial Data Schedule

----------

* Filed herewith.

(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated May 28, 1998

(2) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 28, 1998

(3) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(4) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(5) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(6) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999.

(7) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(8) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(9) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 53471)

(14) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996

(15) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(23) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998

----------

* Filed herewith.