Form 10-Q
period 1999-06-30
RENT A CENTER INC DE
filed 1999-08-04
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                  YES  X   NO
                                      ---    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1999:


                      Class                               Outstanding
  --------------------------------------------         ------------------
     Common stock, $.01 par value per share               24,291,384

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                      --------
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                          3

              Consolidated Statements of Earnings for the six months ended                                   4
                  June 30, 1999 and 1998

              Consolidated Statements of Earnings for the three months ended                                 5
                  June 30, 1999 and 1998

              Consolidated Statements of Cash Flows for the six months ended                                 6
                  June 30, 1999 and 1998

              Notes to Consolidated Financial Statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition                                    9
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     15

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             16

Item 4.       Submission of Matters to a Vote of Security Holders                                           19

Item 6.       Exhibits and Reports on Form 8-K                                                              20


SIGNATURES

Exhibit 27.1

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(In Thousands of Dollars)                                             June 30,       December 31,
                                                                        1999             1998
                                                                    -----------      ------------
                                                                      Unaudited
ASSETS
    Cash and cash equivalents                                       $    14,544      $     33,797
    Rental merchandise, net
      On rent                                                           354,724           311,650
      Held for rent                                                     101,998            97,156
    Accounts receivable - trade                                           3,008             3,296
    Prepaid expenses and other assets                                    29,859            65,689
    Property assets, net                                                 80,257            85,018
    Deferred income taxes                                               178,407           178,407
    Intangible assets, net                                              715,801           727,976
                                                                    -----------      ------------

                                                                    $ 1,478,598      $  1,502,989
                                                                    ===========      ============

LIABILITIES
    Senior debt                                                     $   625,205      $    630,700
    Subordinated notes payable                                          175,000           175,000
    Accounts payable - trade                                             49,378            43,868
    Accrued liabilities                                                 185,606           239,032
                                                                    -----------      ------------
                                                                      1,035,189         1,088,600

COMMITMENTS AND CONTINGENCIES                                                --                --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
    placement costs, $.01 par value; 5,000,000 shares
    authorized; 266,395 and 260,000 shares issued and
    outstanding in 1999 and 1998, respectively                          265,870           259,476

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 50,000,000 shares authorized;
      25,276,088 and 25,073,583 shares issued in 1999 and 1998,
      respectively                                                          253               251
    Additional paid-in capital                                          104,888           101,781
    Retained earnings                                                    97,398            77,881
                                                                    -----------      ------------
                                                                        202,539           179,913
    Treasury stock, 990,099 shares at cost in 1999 and 1998             (25,000)          (25,000)
                                                                    -----------      ------------
                                                                        177,539           154,913
                                                                    -----------      ------------

                                                                    $ 1,478,598      $  1,502,989
                                                                    ===========      ============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)   Six months ended June 30,
                                                  ---------------------------
                                                     1999             1998
                                                  ---------         ---------
Revenues                                                 Unaudited
  Store
     Rentals and fees                             $ 617,866         $ 163,443
     Merchandise sales                               52,179            10,513
     Other                                            1,320               281
  Franchise
     Merchandise sales                               21,821            17,061
     Royalty income and fees                          2,932             2,248
                                                  ---------         ---------
                                                    696,118           193,546


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise             130,904            33,839
     Cost of merchandise sold                        43,338             8,301
     Salaries and other expenses                    378,112            95,287
  Franchise cost of merchandise sold                 21,177            16,386
                                                  ---------         ---------
                                                    573,531           153,813

  General and administrative expenses                21,851             7,194
  Amortization of intangibles                        13,246             3,271
                                                  ---------         ---------

        Total operating expenses                    608,628           164,278

        Operating profit                             87,490            29,268

Interest expense                                     37,507             1,555
Interest income                                        (336)             (238)
                                                  ---------         ---------

        Earnings before income taxes                 50,319            27,951

Income tax expense                                   24,401            11,566
                                                  ---------         ---------

        NET EARNINGS                                 25,918            16,385

Preferred dividends                                   4,931                --
                                                  ---------         ---------

Net earnings allocable to common stockholders     $  20,987         $  16,385
                                                  =========         =========

Basic earnings per share                          $    0.87         $    0.66
                                                  =========         =========

Diluted earnings per share                        $    0.76         $    0.65
                                                  =========         =========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)          Three months ended June 30,
                                                         -----------------------------
                                                           1999                1998
                                                         ---------           ---------
Revenues                                                           Unaudited
  Store
     Rentals and fees                                    $ 316,159           $  88,017
     Merchandise sales                                      20,293               4,551
     Other                                                     462                 163
  Franchise
     Merchandise sales                                      13,000               9,440
     Royalty income and fees                                 1,507               1,142
                                                         ---------           ---------
                                                           351,421             103,313


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                     66,438              18,333
     Cost of merchandise sold                               17,422               3,748
     Salaries and other expenses                           191,682              50,790
  Franchise cost of merchandise sold                        12,635               9,043
                                                         ---------           ---------

                                                           288,177              81,914

  General and administrative expenses                       10,600               3,969
  Amortization of intangibles                                6,856               1,883
                                                         ---------           ---------

        Total operating expenses                           305,633              87,766

        Operating profit                                    45,788              15,547

Interest expense                                            18,865               1,105
Interest income                                                (50)               (124)
                                                         ---------           ---------

        Earnings before income taxes                        26,973              14,566

Income tax expense                                          13,082               6,037
                                                         ---------           ---------

        NET EARNINGS                                        13,891               8,529

Preferred dividends                                          2,490                  --
                                                         ---------           ---------

Net earnings allocable to common stockholders            $  11,401           $   8,529
                                                         =========           =========

Basic earnings per share                                 $    0.47           $    0.34
                                                         =========           =========

Diluted earnings per share                               $    0.41           $    0.34
                                                         =========           =========


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six months ended June 30,
                                                                    ---------------------------
(In Thousands of Dollars)                                              1999             1998
                                                                    ----------        ---------
                                                                             Unaudited
Cash flows from operating activities
   Net earnings                                                      $  25,918        $  16,385
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
     Depreciation of rental merchandise                                130,904           33,839
     Depreciation of property assets                                    15,412            3,276
     Amortization of intangibles                                        13,246            3,271
     Amortization of financing fees                                      1,304               --
  Changes in operating assets and liabilities, net of effects of acquisitions
     Rental merchandise                                               (178,820)         (43,549)
     Accounts receivable - trade                                           288            1,040
     Prepaid expenses and other assets                                   1,312              728
     Accounts payable - trade                                            5,510            2,258
     Accrued liabilities                                               (17,026)           6,059
                                                                     ---------        ---------
        Net cash provided by (used in) operating activities             (1,952)          23,307
                                                                     ---------        ---------
Cash flows from investing activities
   Purchase of property assets                                         (15,586)          (5,758)
   Proceeds from sale of property assets                                 1,219              408
   Acquisitions of businesses, net of cash acquired                         --         (101,616)
                                                                     ---------        ---------
        Net cash used in investing activities                          (14,367)        (106,966)
                                                                     ---------        ---------
Cash flows from financing activities
   Exercise of stock options                                             3,109            1,205
   Proceeds from debt                                                  100,412          162,222
   Repayments of debt                                                 (106,455)         (61,165)
                                                                     ---------        ---------
        Net cash provided by (used in) financing activities             (2,934)         102,262
                                                                     ---------        ---------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                  (19,253)          18,603

Cash and cash equivalents at beginning of period                        33,797            4,744
                                                                     ---------        ---------

Cash and cash equivalents at end of period                           $  14,544        $  23,347
                                                                     =========        =========


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1998, and our Quarterly Report on Form 10-Q for the three months ended March 31, 1999. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. On May 28, 1998, we acquired substantially all of the assets of Central Rents, Inc. for approximately $100 million in cash. Central Rents operated 176 stores located primarily in California, the Southwest, Midwest, and South. On August 5, 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor with 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. During 1998, we also acquired the assets of 51 rent-to-own stores in 13 separate transactions for approximately $26.4 million in cash. The following pro-forma information combines the results of operations as if the acquisitions of Central Rents and Thorn Americas had been consummated as of the beginning of the periods presented, after including the impact of adjustments for amortization of intangibles, and the impact of interest expense and preferred dividends as a result of acquisition financing. The results of operations of the other stores acquired in 1998 were not material in relation to our consolidated results of operations. No stores have been acquired during the six months ended June 30, 1999, and as a result the pro-forma information equates to actual results as disclosed in this report.


     (In Thousands of Dollars, except
     per share data)                          Six Months ended June 30,         Three Months ended June 30,
                                           ------------------------------     ------------------------------
                                               1999             1998              1999              1998
                                           -------------    -------------     -------------    -------------
                                                     Unaudited                          Unaudited
     Revenue                               $     696,118    $     587,718     $     351,421    $     296,342

     Net earnings allocable to common      $      20,987    $       8,203     $      11,401    $       4,719
     stockholders

     Basic earnings per common share       $        0.87    $        0.34     $        0.47    $        0.19

     Diluted earnings per common share     $        0.76    $        0.24     $        0.41    $        0.14



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

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:


     (In Thousands, except per share data)                              Three months ended June 30, 1999
                                                             -------------------------------------------------------
                                                             Net earnings          Shares             Per share
                                                             --------------    ----------------    -----------------
     Basic earnings per common share                         $       11,401              24,200    $            0.47
     Effect of dilutive stock options                                    --                 404
     Effect of preferred dividend                                     2,490               9,536
                                                             --------------    ----------------

     Diluted earnings per common share                       $       13,891              34,140    $            0.41
                                                             ==============    ================    =================



     (In Thousands, except for per share data)                             Three months ended June 30, 1998
                                                             -------------------------------------------------------
                                                              Net earnings           Shares            Per share
                                                             --------------    ----------------    -----------------
     Basic earnings per common share                         $        8,529              24,987    $            0.34
     Effect of dilutive stock options                                    --                 247
                                                             --------------    ----------------

     Diluted earnings per common share                       $        8,529              25,234    $            0.34
                                                             ==============    ================    =================



     (In Thousands, except for per share data)                           Six months ended June 30, 1999
                                                             -------------------------------------------------------
                                                              Net earnings          Shares             Per share
                                                             --------------    ----------------    -----------------
     Basic earnings per common share                         $       20,987              24,158    $            0.87
     Effect of dilutive stock options                                    --                 463
     Effect of preferred dividend                                     4,931               9,493
                                                             --------------    ----------------

     Diluted earnings per common share                       $       25,918              34,114    $            0.76
                                                             ==============    ================    =================



     (In Thousands, except for per share data)                           Six months ended June 30, 1998
                                                             -------------------------------------------------------
                                                              Net earnings          Shares             Per share
                                                             --------------    ----------------    -----------------
     Basic earnings per common share                         $       16,385              24,954    $            0.66
     Effect of dilutive stock options                                    --                 248
                                                             --------------    ----------------

     Diluted earnings per common share                       $       16,385              25,202    $            0.65
                                                             ==============    ================    =================

4.       ACQUISITION ACCRUED LIABILITIES.

         In conjunction with the acquisition of Thorn Americas, accrued liabilities were recorded associated with (A) estimated probable losses on assumed litigation, (B) severance costs relating to the termination of substantially all of Thorn Americas' home office employees, and (C) costs relating to the early termination of leases, incurred as a result of the discontinued use of distribution facilities, and the relocation of stores identified at the time of acquisition as being of insufficient size or inappropriate geographic location. The following table summarizes the composition of these liabilities.

         (Dollars In Thousands)          June 30,       December 31,
                                           1999             1998
                                       ------------     ------------

         Litigation costs               $    66,600     $     83,600
         Severance costs                         --            2,500
         Lease termination costs              6,800           13,700
                                       ------------     ------------

                                       $     73,400     $     99,800
                                       ============     ============

         All reductions in the accrued liabilities shown above are attributable to payments against liabilities identified at the time of acquisition. The most significant payment was approximately $17 million in May 1999, relating to the settlement of Burney v. Thorn Americas, Inc., and associated legal costs.

         During the quarterly period ended September 30, 1999, the adequacy of these accrued liabilities will be evaluated and changes, if any, will be recorded against goodwill at this time.


5.       PREFERRED STOCK DIVIDENDS

         On May 18, 1999, we declared a 3.75% dividend on our redeemable convertible preferred stock, which was paid through the issuance of 6,395 shares of in-kind preferred stock to holders of record on March 31, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


This report contains forward-looking statements that involve risk and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in these forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

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


You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Annual Report on Form 10-K, as amended by our Form 10-K/A, for our fiscal year ended December 31, 1998, in our Registration Statement on Form S-3 filed on May 7, 1999, in our Quarterly Report on Form 10-Q for the three months ended March 31, 1999, and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the statements in those sections.


OUR BUSINESS


We are the largest operator in the United States rent-to-own industry with an approximate 26% market share (based on store count). At June 30, 1999, we operated 2,085 company-owned stores and 346 franchised stores, providing high quality durable goods in 50 states, the District of Columbia and Puerto Rico.

We have pursued an aggressive growth strategy since we were acquired in 1989 by
J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire under-performing stores to which we could apply our operating strategies. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information system and the greater purchasing power of a larger organization while strengthening their local position. Since May 1993, our store base has grown from 27 to 2,085 primarily through acquisitions. During this period we have acquired over 2,000 company-owned stores and over 300 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. As a result, we have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the industry will result in ongoing growth opportunities.

In May 1998, we acquired substantially all of the assets of Central Rents, Inc., which operated 176 stores, for approximately $100 million in cash. In August 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor, operating 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. During 1998, we also acquired the assets of 51 stores in 13 separate transactions for approximately $26.4 million in cash. As a result of these acquisitions, a total of 1,636 stores were added to our store base.

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


RECENT DEVELOPMENTS


During 1998 we developed a comprehensive program for the integration of Central Rents and Thorn Americas. By December 31, 1998, we had completed the major steps of this integration plan, which resulted in the elimination of most of the duplicative costs temporarily incurred, namely:

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

In December 1998, we integrated Thorn Americas' corporate headquarters (previously in Wichita, Kansas), with the Renters Choice corporate headquarters in Plano, Texas. In February 1999, approximately six months following the date of acquisition, we completed the closure of the Wichita facility.

The rapid completion of the integration process has enabled us to be in a position to realize most of the synergies identified at the time of the acquisition, and has enabled us to make progress on improving the performance of the acquired stores ahead of schedule.

During the six months ended June 30, 1999, we focused our efforts on enhancing the operational performance and strengthening the depth of management in the stores acquired from Central Rents and Thorn Americas. We sought to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For instance, in conjunction with the closure of the distribution centers and the change to our vendor drop shipment system, we have managed to significantly reduce the number of stock-keeping units held, either through normal rental channels or through outright sales. These stock-keeping units have been replaced with our current product offerings, and with the support of our marketing and advertising programs, we have been able to increase revenues and operating margins. In addition, as a result of our strategy of rationalizing the product mix, the average monthly revenue per unit for the acquired stores is trending positively, contributing to an increase in store rental and fee revenue of $14.5 million when compared to the first quarter of 1999. This rationalization, as well as management's focus on improving other processes that are essential to our operating model, is enhancing the margins of the acquired stores, and management believes that we are now beginning to realize the benefits of these acquisitions. Our focus for the remainder of the year is to continue improving operations and to continue to build strength in store management personnel. We have strengthened the depth of management by continuing to recruit and train high quality personnel.

Under the terms of our senior credit facility, we are obligated to repay $2 million in 1999. However, our stronger than anticipated financial performance and cash flow position has enabled us to repay approximately $95 million as of June 30, 1999. It is our intention to make further principal repayments on our senior credit facility whenever our cash flow position is sufficiently strong.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


Total revenue increased by $502.6 million, or 259.7%, to $696.1 million for 1999 from $193.5 million for 1998. The increase in total revenue was primarily attributable to the inclusion of the 1,429 stores acquired in the twelve months ended June 30, 1999, net of store consolidations and closures. Same store revenues increased by $11.9 million, or 7.6% to $169.5 million for 1999 from $157.6 million in 1998. Same store revenues represent those revenues earned in stores that were operated by us for the entire six-month periods ending June 30, 1999 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

Depreciation of rental merchandise increased by $97.1 million, or 286.8%, to $130.9 million for 1999 from $33.8 million for 1998. Depreciation of rental merchandise expressed as a percent of store rentals and fee revenue increased from 20.7% in 1998 to 21.2% in 1999. The increase was primarily attributable to lower rental rates on rental merchandise acquired in the aforementioned acquisitions.

Salaries and other expenses expressed as a percentage of total store revenue increased to 56.3% for 1999 from 54.7% for 1998. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately. General and administrative expenses expressed as a percent of total revenue decreased from 3.7% in 1998 to 3.1% in 1999. This decrease was the result of increased revenues from the stores acquired from

Central Rents and Thorn Americas, allowing us to leverage our fixed and semi-fixed costs over the larger revenue base.

Operating profit increased by $58.2 million, or 198.9%, to $87.5 million for 1999 from $29.3 million for 1998. Operating profit as a percentage of total revenue decreased to 12.6% in 1999 from 15.1% in 1998. This decrease is attributable to the lower margins achieved at the acquired Central Rents and Thorn Americas stores. Our efforts to improve the efficiency and profitability of these acquired stores, as discussed elsewhere in this report, have resulted in operating profit as a percentage of total revenue increasing from 10.7% for the three months ended December 31, 1998 (calculated before the effect of the $11.5 million non-recurring legal charge) to 12.1% for the three months ended March 31, 1999, and to 13.0% for the three months ended June 30, 1999.

Net earnings increased by $9.5 million, or 58.2%, to $25.9 million in 1999 from $16.4 million in 1998. The improvement was a result of the increase in operating profit described above.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Between July 1, 1998, and June 30, 1999, we acquired 1,454 stores, 26 of which were subsequently consolidated with existing locations. In addition, 17 of the acquired Central Rents stores were consolidated with existing locations, and of the stores owned before the acquisition of Central Rents and Thorn Americas, eight locations were consolidated and one was sold. These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired operations have been included in the results of operations since the respective dates of acquisition. Primarily as a result of the effects of these acquisitions, consolidations and closures on our results of operations, comparisons of operating results for 1999 and 1998 may not be meaningful or indicative of future results.

Total revenue increased by $248.1 million, or 240.2%, to $351.4 million for 1999 from $103.3 million for 1998. The increase in total revenue was primarily attributable to the inclusion of the 1,402 stores purchased in the twelve months ended June 30, 1999, net of store consolidations and closures. Same store revenues increased by $5.2 million, or 6.5%, to $85.6 million for 1999 from $80.4 million in 1998. Same store revenues represent those revenues earned in stores that were operated by us for the entire three-month period ending June 30, 1999 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per unit on rent.

Depreciation of rental merchandise increased by $48.1 million, or 262.4%, to $66.4 million for 1999 from $18.3 million for 1998. Depreciation of rental merchandise as a percent of store rentals and fee revenue increased to 21.0% for 1999 from 20.8% for 1998. The increase in depreciation of rental merchandise as a percent of total store revenue was primarily attributable to lower rental rates on rental merchandise acquired in the aforementioned acquisitions.

Salaries and other expenses as a percentage of total store revenue increased to 56.9% for 1999 from 54.8% for 1998. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately.

General and administrative expenses expressed as a percentage of total revenue decreased from 3.8% in 1998 to 3.0% in 1999. This decrease was the result of increased revenues from the stores acquired from Central Rents and Thorn Americas, allowing us to leverage our fixed and semi-fixed costs over a larger revenue base.

Operating profit increased by $30.2 million, or 194.5%, to $45.8 million for 1999 from $15.5 million for 1998. Operating profit as a percentage of total revenue decreased to 13.0% in 1999 from 15.0% in 1998. This decrease is attributable to the lower margins achieved at the acquired Central Rents and Thorn Americas stores. Our success in improving the efficiency and profitability of these acquired stores is discussed earlier in this report.

Net earnings increased by $5.4 million, or 62.9%, to $13.9 million in 1999 from $8.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity requirements are for debt service under our senior credit facilities, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. At June 30, 1999, we had in place a $962.3 million senior credit facility. The amount outstanding under our senior credit facility and subordinated notes as of this date was approximately $800.2 million, consisting primarily of $625.2 million of the senior credit facilities, and $175.0 million of the notes.

We purchased $251.7 million of rental merchandise during the six months ended June 30, 1999.

For the six months ended June 30, 1999, cash provided by operating activities decreased by $25.3 million, from $23.3 million in 1998 to $(2.0) million in 1999, primarily due to payments on liabilities assumed in the acquisition of Thorn Americas. Cash used in investing activities decreased by $92.6 million from $107.0 million in 1998 to $14.4 million in 1999, primarily due to the purchase of Central Rents occurring in 1998. Cash used in financing activities was $2.9 million for the six months ended June 30, 1999, compared to an inflow of $102.3 million in 1998, representing the source of funds for the purchase of Central Rents.

Borrowings under the senior credit facility bore interest at a rate equal to 0.25% to 1.75% over the designated prime rate, which was 7.75% per annum at June 30, 1999, or 1.25% to 2.75% over LIBOR, which was 5.21% at June 30, 1999, at our option. At June 30, 1999, the average rate on outstanding borrowings was 7.90%. During 1998, we entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. These interest rate agreements have terms of three and five years. Borrowings were collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility is payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business.

Principal and interest payments under the senior credit facilities and the notes represent significant liquidity requirements for us. Under the term loans, we will be required to make principal payments totaling approximately $2.0 million in 1999, $14.0 million in 2000, $22.0 million in 2001, $26.0 million in 2002, and $30.0 million in 2003. Loans under the senior credit facilities not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us. As discussed above, we have repaid approximately $95 million of these amounts as of June 30, 1999.

Capital expenditures are made generally to maintain existing operations and for the acquisition and opening of stores. We spent $15.6 million in the six months ended June 30, 1999, and expect to spend a total of approximately $25-$30 million in the year ended December 31, 1999 on capital expenditures, all of which are to maintain existing operations.

With the major steps of the integration plan relating to Central Rents and Thorn Americas behind us, we are currently focusing our efforts on enhancing the operations and the depth of management in the acquired stores. Eventually we intend to resume our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as opportunistic acquisitions. It is our goal to increase the number of stores in which we operate by between 100-150 in the year 2000.

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

We believe that cash flow from operations together with amounts available under the senior credit facilities, including the revolving credit facility and letter of credit/multidraw facility therein, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures and litigation exposure during 1999. The revolving credit facility provides us with revolving loans in an aggregate principal amount not exceeding $120.0 million and the $122.3 million letter of credit/multidraw facility is currently being used to support certain litigation assumed in connection with the Thorn Americas acquisition via a letter of credit. Once the letter of credit is terminated, the letter of credit/multidraw facility will convert to a $85 million term loan facility. Based upon our extensive review and analysis of this litigation and our potential exposure thereon, we believe that we will have sufficient funds available to pay any litigation expenses related to this litigation.

In addition, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to our financial condition and performance, and some of which will be beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance additional financing will be available, or if available, will be on terms acceptable to us.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the fiscal year 2001. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We are currently evaluating the impact that this statement will have on our financial statements.

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

As of June 30, 1999, we have incurred costs of approximately $290,000 in assuring Year 2000 compliance through testing and upgrades. Additionally, as part of our recent expansion, we purchased new hardware and software for our home office that is warranted to be Year 2000 compliant. All upgrades in both our headquarters and ColorTyme's offices have been completed.

Major Suppliers. We have received written assurances from approximately 90% of our vendors, confirming that these vendors are Year 2000 compliant. We utilize many suppliers and no single supplier is material to our operations. As a result, we believe that we have the ability to obtain merchandise for our stores from many different vendors. In the event any of our vendors are not Year 2000 compliant, we anticipate having sufficient alternate supply sources available to serve our needs.

Other Systems. We are in the process of identifying certain on-site non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified, we will determine, with the help of outside vendors, whether these systems are vulnerable to Year 2000 problems. Potential non-information technology systems include alarms, elevators, irrigation systems, thermostats, utility meters and switches.

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

In the event of a complete failure of our information technology systems, our contingency plan is to continue the affected functions either manually or through the use of systems that are not Year 2000 compliant. The primary costs associated with such a necessity would be (A) increased time delays in the posting of information, and (B) increased personnel to manually process the information. We believe that the increased costs associated with any additional personnel would not have a material adverse affect on our operations or financial conditions.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of June 30, 1999 we had $175.0 million in subordinated notes at a fixed interest rate of 11.0% and $625.2 million in term loans indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes is $175.9 million, which is $0.9 million in excess of their carrying value of $175 million. Unlike the subordinated notes, the $625.2 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, we have entered into interest rate swap agreements to hedge this risk. In 1998, we entered into $500 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%. These contracts have an average life of four years. Given the current capital structure, including our interest rate swap agreements, we have $125.2 million, or 15.6% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $0.3 million for the three month period.

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

Burney v. Thorn Americas, Inc. The plaintiffs originally filed a class action in federal court in Wisconsin alleging Thorn Americas' rent-to-own contracts violated the Wisconsin Consumer Act and federal RICO and truth-in-lending statutes. Plaintiffs' motion for class certification was granted in July, 1998. The class is comprised of the persons who were party to rent-to-own contracts with Thorn Americas in Wisconsin after October 19, 1988 and who have paid Thorn Americas an amount equal to or greater than the value of the merchandise. During this period, Thorn Americas operated approximately 23 stores in Wisconsin. The plaintiffs asserted that the value of the merchandise for class certification purposes is 60% of the amount required to obtain ownership. This limitation on the members of the class distinguishes Burney from Robinson. We settled this matter for $16.25 million, subject to final approval by the court. The court gave final approval of the settlement on March 19, 1999, and the settlement was paid in May, 1999.

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

The proposed class includes all Massachusetts residents who were parties to Thorn Americas' rent-to-own contracts in the four-year period prior to the January 6, 1998 filing. We settled this matter in principle in April 1999 for $10.00 coupons to Thorn Americas' customers from January 6, 1994 to December 31, 1998, and less than $50,000 in Plaintiff's attorney's fees and expenses. We anticipate that the final approval by the court will occur by the end of the third quarter of 1999.


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

This case had been dormant since 1995, and was dismissed in May, 1999.

Abels v. Rent-A-Center, Inc. In April 1999, the plaintiff filed suit in state court in Michigan alleging violations of the Michigan Consumer Protection Act pertaining to our basis for setting the cash purchase price on goods rented by plaintiff pursuant to two rental purchase agreements with us. Plaintiff's complaint seeks individual declaratory, injunctive and monetary damages relief, as well as monetary damages on behalf of a putative class of our past, current and future customers in Michigan. We have filed an answer in the matter denying plaintiff's claims and intend to vigorously defend this action. Discovery in the case has only recently commenced. Given the early stage of this proceeding, there can be no assurance that we will be found to have no liability in this matter.

Murray v. Rent-A-Center, Inc. The plaintiffs filed a putative nationwide class action suit in federal court in Missouri on May 20, 1999, alleging that we have discriminated against African Americans in our hiring, compensation, promotion and termination policies. Plaintiffs' alleged no specific amount of damages in their complaint. We have filed an answer in the matter denying plaintiffs' allegations and intend to vigorously defend this action. No discovery in this litigation has occurred to date. Members of the regional class defined in our completed settlement of the Allen v. Thorn Americas, Inc. litigation would not be included in the Murray case. We believe plaintiffs' claims in this suit are without merit. However, given the early stage of this proceeding, there can be no assurance that we will be found to have no liability.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 18, 1999, the nominees for Class II directors were elected. Two of the Class II directors were elected by all of the stockholders and one director was elected by the holders of the Series A Convertible Preferred Stock.

The voting was as follows for the directors elected by all of the stockholders:

NOMINEE                                    FOR                  WITHHELD
Mark E. Speese                         29,224,824                134,540
L. Dowell Arnette                      29,224,824                134,540

The voting was as follows for the director elected by the holders of the Series A Convertible Preferred Stock:

NOMINEE                                    FOR                  WITHHELD
Laurence M. Berg                         250,000                 10,000

The following are directors whose terms of office as a director continued after the Annual Meeting of Stockholders:


Peter P. Copses            J. Ernest Talley
J.V. Lentell               Joseph V. Mariner, Jr.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K.

None.

EXHIBITS

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

   3.1(4)  -- Amended and Restated Certificate of Incorporation of Renters
              Choice

   3.2(5)  -- Certificate of Amendment to the Amended and Restated Certificate
              of Incorporation of Renters Choice

   3.3(6)  -- Amended and Restated Bylaws of Rent-A-Center

   4.1(7)  -- Form of Certificate evidencing Common Stock

   4.2(8)  -- Certificate of Designations, Preferences and Relative Rights and
              Limitations of Series A Preferred Stock of Renters Choice, Inc.

   4.3(9)  -- Certificate of Designations, Preferences and Relative Rights
              and Limitations of Series B Preferred Stock of Renters Choice,
              Inc.

   4.4(10) -- Indenture, dated as of August 18, 1998, by and among Renters
              Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company, as Trustee

   4.5(11) -- Form of Certificate evidencing Series A Preferred Stock

   4.6(12) -- Form of Exchange Note

   4.7(13) -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
              Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
              Company, as Trustee

  10.1(14) -- Amended and Restated 1994 Renters Choice, Inc. Long-Term Incentive
              Plan

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

 EXHIBIT
 NUMBER        EXHIBIT DESCRIPTION
 -------       -------------------

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

  27.1*     -- Financial Data Schedule

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

(2) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 28, 1998

(3) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(4) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(5) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(6) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(7) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999.

(8) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(9) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(10) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

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




                                                RENT-A-CENTER, INC.


                                                By: /s/ Robert D. Davis
                                                   ----------------------------
                                                    Robert D. Davis
                                                    Vice President-Finance
                                                    and Chief Financial Officer

Date:  August 4, 1999
Rent-A-Center, Inc.

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

   3.1(4)   -- Amended and Restated Certificate of Incorporation of Renters
               Choice

   3.2(5)   -- Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of Renters Choice

   3.3(6)   -- Amended and Restated Bylaws of Rent-A-Center

   4.1(7)   -- Form of Certificate evidencing Common Stock

   4.2(8)   -- Certificate of Designations, Preferences and Relative Rights and
               Limitations of Series A Preferred Stock of Renters Choice, Inc.

   4.3(9)   -- Certificate of Designations, Preferences and Relative Rights and
               Limitations of Series B Preferred Stock of Renters Choice, Inc.

   4.4(10)  -- Indenture, dated as of August 18, 1998, by and among Renters
               Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company, as Trustee

   4.5(11)  -- Form of Certificate evidencing Series A Preferred Stock

   4.6(12)  -- Form of Exchange Note

   4.7(13)  -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
               Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
               Company, as Trustee

  10.1(14)  -- Amended and Restated 1994 Renters Choice, Inc. Long-Term
               Incentive Plan

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

  EXHIBIT
  NUMBER       EXHIBIT DESCRIPTION
  -------      -------------------

               LLC and Credit Suisse First Boston Corporation

  10.11(23) -- Employment Agreement, dated October 1, 1998, by and between
               Rent-A-Center, Inc. and Bradley W.
               Denison
  27.1*     -- Financial Data Schedule

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

(2) Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K dated May 28, 1998

(3) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(4) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(5) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(6) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(7) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999.

(8) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(9) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(10) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

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