Form 10-Q
period 1999-09-30
RENT A CENTER INC DE
filed 1999-11-05
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                YES  X    NO
                                    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1999:


                      Class                                       Outstanding
   -------------------------------------------                  ---------------
     Common stock, $.01 par value per share                       25,293,208

                               RENT-A-CENTER, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                      --------
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                     3

              Consolidated Statements of Earnings for the nine months ended                                  4
                  September 30, 1999 and 1998

              Consolidated Statements of Earnings for the three months ended                                 5
                  September 30, 1999 and 1998

              Consolidated Statements of Cash Flows for the nine months ended                                6
                  September 30, 1999 and 1998

              Notes to Consolidated Financial Statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition                                   10

                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             16

Item 6.       Exhibits and Reports on Form 8-K                                                              20



SIGNATURES

Exhibit 27.1

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)                                                                September 30,     December 31,
                                                                                             1999              1998
                                                                                         -------------     ------------
                                                                                          Unaudited
ASSETS
    Cash and cash equivalents                                                            $     15,198      $     33,797
    Rental merchandise, net
      On rent                                                                                 378,305           311,650
      Held for rent                                                                            92,459            97,156
    Accounts receivable - trade                                                                 3,361             3,296
    Prepaid expenses and other assets                                                          26,966            65,689
    Property assets, net                                                                       82,503            85,018
    Deferred income taxes                                                                     178,407           178,407
    Intangible assets, net                                                                    708,956           727,976
                                                                                         ------------      ------------

                                                                                         $  1,486,155      $  1,502,989
                                                                                         ============      ============

LIABILITIES
    Senior debt                                                                          $    608,340      $    630,700
    Subordinated notes payable                                                                175,000           175,000
    Accounts payable - trade                                                                   43,889            43,868
    Accrued liabilities                                                                       199,782           239,032
                                                                                         ------------      ------------
                                                                                            1,027,011         1,088,600

COMMITMENTS AND CONTINGENCIES                                                                      --                --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of placement costs, $.01 par value; 5,000,000 shares authorized; 268,886 and 260,000 shares issued
      and outstanding in 1999 and 1998, respectively                                          268,362           259,476

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 50,000,000 shares authorized; 25,292,708 and
      25,073,583 shares issued in 1999 and 1998, respectively                                     253               251
    Additional paid-in capital                                                                105,024           101,781
    Retained earnings                                                                         110,505            77,881
                                                                                         ------------      ------------
                                                                                              215,782           179,913
    Treasury stock, 990,099 shares at cost in 1999 and 1998                                   (25,000)          (25,000)
                                                                                         ------------      ------------
                                                                                              190,782           154,913
                                                                                         ------------      ------------

                                                                                         $  1,486,155      $  1,502,989
                                                                                         ============      ============



        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)               Nine months ended September 30,
                                                            ------------------------------------
                                                                 1999                  1998
                                                            ---------------      ---------------
Revenues                                                                  Unaudited
  Store
     Rentals and fees                                       $       935,985      $       400,793
     Merchandise sales                                               70,841               24,329
     Other                                                            1,724                2,094
  Franchise
     Merchandise sales                                               33,499               28,440
     Royalty income and fees                                          4,488                3,777
                                                            ---------------      ---------------
                                                                  1,046,537              459,433

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                             196,815               91,382
     Cost of merchandise sold                                        59,002               16,600
     Salaries and other expenses                                    569,916              238,577
  Franchise cost of merchandise sold                                 32,493               27,318
                                                            ---------------      ---------------
                                                                    858,226              373,877

  General and administrative expenses                                31,770               18,054
  Amortization of intangibles                                        20,091                7,767
                                                            ---------------      ---------------

        Total operating expenses                                    910,087              399,698

        Operating profit                                            136,450               59,735

Interest expense                                                     56,224               18,469
Non-recurring financing costs                                            --                5,017
Interest income                                                        (391)              (1,932)
                                                            ---------------      ---------------

        Earnings before income taxes                                 80,617               38,181

Income tax expense                                                   39,102               17,153
                                                            ---------------      ---------------

        NET EARNINGS                                                 41,515               21,028

Preferred dividends                                                   7,473                1,496
                                                            ---------------      ---------------

Net earnings allocable to common stockholders               $        34,042      $        19,532
                                                            ===============      ===============

Basic earnings per common share                             $          1.41      $          0.79
                                                            ===============      ===============

Diluted earnings per common share                           $          1.22      $          0.78
                                                            ===============      ===============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)               Three months ended September 30,
                                                            ------------------------------------
                                                                 1999                 1998
                                                            ---------------      ---------------
Revenues                                                                  Unaudited
  Store
     Rentals and fees                                       $       318,119      $       237,350
     Merchandise sales                                               18,662               13,816
     Other                                                              404                1,813
  Franchise
     Merchandise sales                                               11,679               11,379
     Royalty income and fees                                          1,556                1,528
                                                            ---------------      ---------------
                                                                    350,420              265,886


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                              65,911               57,543
     Cost of merchandise sold                                        15,664                8,298
     Salaries and other expenses                                    191,804              143,290
  Franchise cost of merchandise sold                                 11,316               10,932
                                                            ---------------      ---------------

                                                                    284,695              220,063

  General and administrative expenses                                 9,920               10,860
  Amortization of intangibles                                         6,845                4,496
                                                            ---------------      ---------------

        Total operating expenses                                    301,460              235,419

        Operating profit                                             48,960               30,467

Interest expense                                                     18,717               16,914
Non-recurring financing costs                                            --                5,017
Interest income                                                         (54)              (1,694)
                                                            ---------------      ---------------

        Earnings before income taxes                                 30,297               10,230

Income tax expense                                                   14,700                5,587
                                                            ---------------      ---------------

        NET EARNINGS                                                 15,597                4,643

Preferred dividends                                                   2,542                1,496
                                                            ---------------      ---------------

Net earnings allocable to common stockholders               $        13,055      $         3,147
                                                            ===============      ===============

Basic earnings per common share                             $          0.54      $          0.13
                                                            ===============      ===============

Diluted earnings per common share                           $          0.46      $          0.13
                                                            ===============      ===============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine months ended September 30,
                                                                          ------------------------------------
(In Thousands of Dollars)                                                      1999                 1998
                                                                          ---------------      ---------------
                                                                                        Unaudited
Cash flows from operating activities
  Net earnings                                                                 $   41,515          $    21,028
  Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities
     Depreciation of rental merchandise                                           196,815               91,382
     Depreciation of property assets                                               23,304               10,539
     Amortization of intangibles                                                   20,091                7,767
     Non-recurring charges - assets retired related to name
       change                                                                          --                2,451
     Amortization of financing fees                                                 1,956                  546
Changes in operating assets and liabilities, net of effects of acquisitions
     Rental merchandise                                                          (258,773)             (98,839)
     Accounts receivable - trade                                                      (65)                 464
     Prepaid expenses and other assets                                             12,326              (19,036)
     Deferred income taxes                                                             --                1,826
     Accounts payable - trade                                                          21               20,812
     Accrued liabilities                                                          (12,587)             (75,816)
                                                                               ----------          -----------
        Net cash provided by (used in) operating activities                        24,603              (36,876)
                                                                               ----------          -----------
Cash flows from investing activities
   Purchase of property assets                                                    (32,588)              (9,732)
   Proceeds from sale of property assets                                            8,501                1,029
   Acquisitions of businesses, net of cash acquired                                    --             (946,117)
                                                                               ----------          -----------
        Net cash used in investing activities                                     (24,087)            (954,820)
                                                                               ----------          -----------
Cash flows from financing activities
   Purchase of treasury stock                                                          --              (25,000)
   Exercise of stock options                                                        3,245                1,594
   Financing fees paid                                                                 --              (24,018)
   Proceeds from issuance of preferred stock, net of issuance
     costs                                                                             --              259,476
   Proceeds from debt                                                             157,175            1,250,863
   Repayments of debt                                                            (179,535)            (385,480)
                                                                               ----------          -----------
        Net cash provided by (used in) financing activities                       (19,115)           1,077,435
                                                                               ----------          -----------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                             (18,599)              85,739

Cash and cash equivalents at beginning of period                                   33,797                4,744
                                                                               ----------          -----------

Cash and cash equivalents at end of period                                     $   15,198          $    90,483
                                                                               ==========          ===========


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1998, and our Quarterly Reports on Form 10-Q for the three months ended March 31, 1999 and six months ended June 30, 1999. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. On May 28, 1998, we acquired substantially all of the assets of Central Rents, Inc. for approximately $100 million in cash. Central Rents operated 176 stores located primarily in California, the Southwest, Midwest, and South. On August 5, 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor with 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. During 1998, we also acquired the assets of 51 rent-to-own stores in 13 separate transactions for approximately $26.4 million in cash. The following pro-forma information combines the results of operations as if the acquisitions of Central Rents and Thorn Americas had been consummated as of the beginning of 1998, after including the impact of adjustments for amortization of intangibles, and the impact of interest expense and preferred dividends as a result of acquisition financing. The results of operations of the other stores acquired in 1998 were not material in relation to our consolidated results of operations.


(In Thousands of Dollars, except per share data)                 Nine months ended           Three months ended
                                                                   September 30,               September 30,
                                                                 ------------------          ------------------
                                                                       1998                         1998
                                                                 ------------------          ------------------
                                                                     Unaudited                    Unaudited
Revenues                                                         $   1,027,581               $    341,160

Net earnings allocable to common stockholders                    $       4,208               $      1,489

Basic earnings per common share                                  $        0.17               $       0.06

Diluted earnings per common share                                $        0.17               $       0.06



The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates.

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:



(In Thousands, except for per share data)            Three months ended September 30, 1999
                                             -------------------------------------------------------
                                              Net earnings           Shares             Per share
                                             ---------------     ---------------     ---------------
Basic earnings per common share              $        13,055              24,295     $          0.54
Effect of dilutive stock options                          --                 195
Effect of preferred dividend                           2,542               9,625
                                             ---------------     ---------------

Diluted earnings per common share            $        15,597              34,115     $          0.46
                                             ===============     ===============     ===============



(In Thousands, except for per share data)            Three months ended September 30, 1998
                                             -------------------------------------------------------
                                              Net earnings           Shares             Per share
                                             ---------------     ---------------     ---------------
Basic earnings per common share              $         3,147              24,821     $          0.13
Effect of dilutive stock options                          --                 201
                                             ---------------     ---------------

Diluted earnings per common share (1)        $         3,147              25,022     $          0.13
                                             ===============     ===============     ===============




(In Thousands, except for per share data)            Nine months ended September 30, 1999
                                             -------------------------------------------------------
                                              Net earnings           Shares             Per share
                                             ---------------     ---------------     ---------------
Basic earnings per common share              $        34,042              24,204     $          1.41
Effect of dilutive stock options                          --                 367
Effect of preferred dividend                           7,473               9,538
                                             ---------------     ---------------

Diluted earnings per common share            $        41,515              34,109     $          1.22
                                             ===============     ===============     ===============



(In Thousands, except for per share data)            Nine months ended September 30, 1998
                                             -------------------------------------------------------
                                              Net earnings           Shares             Per share
                                             ---------------     ---------------     ---------------
Basic earnings per common share              $        19,532              24,910     $          0.79
Effect of dilutive stock options                          --                 232
Effect of preferred dividend                           1,496               1,892
                                             ---------------     ---------------

Diluted earnings per common share            $        21,028              27,034     $          0.78
                                             ===============     ===============     ===============



--------
     (1) The effect of the redeemable convertible voting preferred stock is anti-dilutive for the three months ended September 30, 1998.

4. ACQUISITION ACCRUED LIABILITIES

   In conjunction with the acquisition of Thorn Americas, we recorded accrued liabilities associated with (A) estimated probable losses on assumed litigation, (B) severance costs relating to the termination of substantially all of Thorn Americas' home office employees, and (C) costs relating to the early termination of leases, incurred as a result of the discontinued use of distribution facilities, and the relocation of stores identified at the time of acquisition as being of insufficient size or inappropriate geographic location. The following table summarizes the composition of these liabilities.


(In Thousands of Dollars)              September 30,      December 31,
                                           1999              1998
                                      ---------------   ---------------

Litigation costs                      $        66,300   $        83,600
Severance costs                                    --             2,500
Lease termination costs                         6,300            13,700
                                      ---------------   ---------------

                                      $        72,600   $        99,800
                                      ===============   ===============

   All reductions in the accrued liabilities shown above are attributable to payments against liabilities identified at the time of acquisition. The most significant payment was approximately $17 million in May 1999, relating to the settlement of Burney v. Thorn Americas, Inc., and associated legal costs.

   During the quarterly period ended September 30, 1999, we evaluated the adequacy of these accrued liabilities and concluded that no changes should be recorded against goodwill.


5. PREFERRED STOCK DIVIDENDS

   On May 18, 1999 and September 21, 1999 we declared 3.75% dividends on our redeemable convertible voting preferred stock. These dividends were paid through the issuance of 6,395 and 2,491 shares, respectively, of in-kind preferred stock to holders of record on March 31, 1999 and June 30, 1999, respectively.


6. SUBSIDIARY GUARANTORS

   Pursuant to the terms of the indenture relating to our subordinated notes, our direct and wholly owned subsidiaries, ColorTyme, Inc. and Advantage Companies, Inc., have fully, jointly and severally, and unconditionally guaranteed our obligations with respect to these notes. Our only direct or indirect subsidiaries that are not guarantors are inconsequential subsidiaries. There are no restrictions on any of the guarantors to transfer funds to us in the forms of loans, advances or dividends, except as provided by applicable law.

   The following summarized financial information includes ColorTyme, Inc. and Advantage Companies, Inc. on a combined basis. Separate financial statements and other disclosures concerning the guarantors have not been included because management believes that they are not material to investors.

                                                       Parent         Subsidiary
                                                       Company        Guarantors    Eliminations     Consolidated
                                                      ----------      ----------    ------------     -------------
(In Thousands of Dollars)

Balance Sheet Data:

     September 30, 1999

          Rental merchandise, net                     $  470,764      $       --    $         --     $     470,764
          Intangible assets, net                         326,373         382,583              --           708,956
          Total assets                                 1,093,481         407,133         (14,459)        1,486,155
          Total debt                                     608,340              --              --           608,340
          Total liabilities                            1,021,617           5,394              --         1,027,011

     December 31, 1998

          Rental merchandise, net                     $  408,806      $       --    $         --     $     408,806
          Intangible assets, net                         345,130         382,846              --           727,976
          Total assets                                 1,113,895         403,553         (14,459)        1,502,989
          Total debt                                     630,700              --              --           630,700
          Total liabilities                            1,084,819           3,781              --         1,088,600

Statements of Earnings Data:

     For the nine months ended September 30, 1999

          Total revenues                              $1,008,550      $   37,987    $         --     $   1,046,537
          Direct store expenses                          825,733              --              --           825,733
          Franchise cost of merchandise sold                  --          32,493              --            32,493
          Net earnings                                    39,549           1,966              --            41,515

     For the nine months ended September 30, 1998

          Total revenues                              $  428,788      $   30,645    $         --     $     459,433
          Direct store expenses                          346,559              --              --           346,559
          Franchise cost of merchandise sold               1,168          26,150              --            27,318
          Net earnings                                    19,558           1,470              --            21,028

     For the three months ended September 30, 1999

          Total revenues                              $  337,186      $   13,234    $         --     $     350,420
          Direct store expenses                          273,379              --              --           273,379
          Franchise cost of merchandise sold                  --          11,316              --            11,316
          Net earnings                                    14,796             801              --            15,597

     For the three months ended September 30, 1998

          Total revenues                              $  254,550      $   11,336    $         --     $     265,886
          Direct store expenses                          209,131              --              --           209,131
          Franchise cost of merchandise sold               1,168           9,764              --            10,932
          Net earnings                                     4,041             602              --             4,643

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


This report contains forward-looking statements that involve risk and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in these forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

     o our ability to enhance the performance of the stores acquired in the Central Rents and Thorn Americas acquisitions;

     o our ability to acquire additional rent-to-own stores on favorable terms and our ability to integrate those stores into our operations;

     o    uncertainties regarding the ability to open new stores;

     o the passage of legislation adversely affecting the rent-to-own industry;

     o    interest rates;

     o our ability to collect on our rental purchase agreements at the current rate; and

     o other risks detailed from time to time in our reports and statements filed with the SEC.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Annual Report on Form 10-K, as amended by our Form 10-K/A, for our fiscal year ended December 31, 1998, in our Registration Statement on Form S-3 filed on May 7, 1999, in our Quarterly Reports on Form 10-Q for the three months ended March 31, 1999 and six months ended June 30, 1999, and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the statements in those sections.

OUR BUSINESS

We are the largest operator in the United States rent-to-own industry with an approximate 26% market share based on store count. At September 30, 1999, we operated 2,076 company-owned stores and had 349 franchised stores, providing high quality durable goods in 50 states, the District of Columbia and Puerto Rico.

We have pursued an aggressive growth strategy since we were acquired in 1989 by
J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire under-performing stores to which we could apply our operating strategies. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information systems and the greater purchasing power of a larger organization. Since May 1993, our store base has grown from 27 to 2,076 primarily through acquisitions. During this period we have acquired over 2,000 company-owned stores and over 300 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. As a result, we have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the industry will result in ongoing growth opportunities.

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

All of the aforementioned acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired stores have been included in our operating results since their respective dates of acquisition. Because of the significant growth since our formation, our historical results of operations, period-to-period comparisons of such results, and certain financial data may not be comparable, meaningful or indicative of future results.

RECENT DEVELOPMENTS

During 1998, we developed a comprehensive program for the integration of Central Rents and Thorn Americas, which was successfully completed by the end of March 1999. The rapid completion of this integration process enabled us to begin to realize most of the synergies identified at the time of the acquisitions, and also enabled us to concentrate our efforts on improving the performance of the acquired stores earlier than we had originally anticipated.

During the nine months ended September 30, 1999, we focused our efforts on enhancing the operational performance and strengthening the depth of management in the stores acquired from Central Rents and Thorn Americas. We sought to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For instance, in conjunction with the closure of the distribution centers and the change to our vendor drop shipment system, we managed to significantly reduce the number of stock-keeping units held, either through normal rental channels or through outright sales. These stock-keeping units were replaced with our current product offerings, and with the support of our marketing and advertising programs, we were able to increase revenues and operating margins. In addition, our strategy of rationalizing the product mix resulted in the average monthly revenue per unit for the acquired stores increasing. This rationalization, as well as management's focus on improving other processes that are essential to our operating model, is enhancing margins and profitability in the acquired stores. Our focus for the remainder of the year is to continue improving operations and to continue to build strength in store management personnel. We have strengthened the depth of management by continuing to aggressively recruit and train high quality personnel.

Despite the increased investment in new merchandise necessary to achieve the desired product mix, we still generated positive cash flow from operations of $24.6 million for the nine months ended September 30, 1999. Under the terms of our senior credit facility, we are obligated to repay $2.0 million in 1999. However, our stronger than anticipated financial performance and cash flow position has enabled us to meet this obligation and to additionally repay approximately $109.7 million of our senior debt since the acquisition of Thorn Americas through September 30, 1999, including $14.9 million during the three months ended September 30, 1999. It is currently our intention to make further principal repayments on our senior debt whenever our cash flow position is sufficiently strong.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenue increased by $587.1 million, or 127.8%, to $1,046.5 million for 1999 from $459.4 million for 1998. The increase in total revenue was primarily attributable to the inclusion of the 1,632 stores acquired during the nine months ended September 30, 1998 for the entire nine month period ended September 30, 1999. Same store revenues increased by $16.8 million, or 7.2% to $251.5 million for 1999 from $234.6 million in 1998. Same store revenues represent those revenues earned in stores that were operated by us for the entire nine-month periods ending September 30, 1999 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

Depreciation of rental merchandise increased by $105.4 million, or 115.4%, to $196.8 million for 1999 from $91.4 million for 1998. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue decreased from 22.8% in 1998 to 21.0% in 1999. This decrease is primarily attributable to Central Rents and Thorn Americas experiencing depreciation rates of 22.9% and 29.8%, respectively, upon their acquisition in 1998. These rates have decreased following the implementation of our pricing strategies and inventory management practices.

Salaries and other expenses expressed as a percentage of total store revenue increased to 56.5% for 1999 from 55.8% for 1998. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately. General and administrative expenses expressed as a percent of total revenue decreased from 3.9% in 1998 (3.4% before the non-recurring expense detailed below), to 3.0% in 1999. This decrease was the result of increased revenues from the stores acquired from Central Rents and Thorn Americas, allowing us to leverage our fixed and semi-fixed costs over the larger revenue base.

Operating profit increased by $76.7 million, or 128.4%, to $136.5 million for 1999 from $59.7 million for 1998. In the third quarter of 1998, we incurred a pre-tax non-recurring expense of $2.5 million to effect a name change of the Renters Choice stores to "Rent-A-Center." Stated before the effect of this expense, operating profit increased by $74.2 million, or 119.4%. Operating profit as a percentage of total revenue decreased to 13.0% in 1999 from 13.5% in 1998 (calculated before the effect of the non-recurring expense). This decrease is attributable to the lower margins achieved at the acquired Central Rents and Thorn Americas stores. Our efforts to improve the efficiency and profitability of these acquired stores, as discussed elsewhere in this report, have resulted in operating profit as a percentage of total revenue increasing from 10.7% for the three months ended December 31, 1998 (calculated before the effect of an $11.5 million non-recurring legal charge), to 12.1% for the three months ended March 31, 1999, 13.0% for the three months ended June 30, 1999, and 14.0% for the three months ended September 30, 1999.

Net earnings increased by $20.5 million, or 97.4%, to $41.5 million in 1999 from $21.0 million in 1998. In addition to the $2.5 million pre-tax non-recurring expense detailed earlier, we also incurred pre-tax non-recurring financing costs of $5.0 million associated with interim financing utilized in the acquisition of Thorn Americas, Inc. until permanent financing was obtained. The after-tax effect of these items was $4.5 million. Calculated before the effects of these non-recurring expenses, net earnings increased by $16.0 million, or 62.9%. The improvement in net earnings was a result of the increase in operating profit described above.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenue increased by $84.5 million, or 31.8%, to $350.4 million for 1999 from $265.9 million for 1998. The increase in total revenue was primarily attributable to the inclusion of the 1,450 stores purchased during the three months ended September 30, 1998 for the entire three month period ended September 30, 1999. Same store revenues increased by $7.5 million, or 7.6%, to $106.3 million for 1999 from $98.8 million in 1998. Same store revenues represent those revenues earned in stores that were operated by us for the entire three-month period ending September

30, 1999 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per unit on rent.

Depreciation of rental merchandise increased by $8.4 million, or 14.5%, to $65.9 million for 1999 from $57.5 million for 1998. Depreciation of rental merchandise as a percent of store rentals and fees revenue decreased from 24.2% for 1998 to 20.7% for 1999. This decrease is primarily attributable to Central Rents and Thorn Americas experiencing depreciation rates of 22.9% and 29.8%, respectively, upon their acquisition in 1998. These rates have decreased following the implementation of our pricing strategies and inventory management practices.

Salaries and other expenses as a percentage of total store revenue increased to 56.9% for 1999 from 56.6% for 1998. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately.

General and administrative expenses expressed as a percentage of total revenue decreased from 4.1% (3.2% before the non-recurring expense detailed below) in 1998 to 2.8% in 1999. This decrease was the result of increased revenues from the stores acquired from Central Rents and Thorn Americas, allowing us to leverage our fixed and semi-fixed costs over a larger revenue base.

Operating profit increased by $18.5 million, or 60.7%, to $49.0 million for 1999 from $30.5 million for 1998. In 1998 we incurred a pre-tax non-recurring expense of $2.5 million to effect a name change from Renters Choice to "Rent-A-Center." Stated before the effect of this expense, operating profit increased by $16.0 million or 48.7%. Operating profit as a percentage of total revenue increased to 14.0% in 1999 from 12.4% in 1998 (calculated before the effect of the non-recurring expense). This increase is attributable to our success in improving the efficiency and profitability of the acquired Central Rents and Thorn Americas Stores, as discussed earlier in this report. Net earnings increased by $11.0 million, or 235.9%, to $15.6 million in 1999 from $4.6 million in 1998. In addition to the $2.5 million pre-tax non-recurring expense detailed earlier, we also incurred pre-tax non-recurring financing costs of $5.0 million associated with interim financing utilized in the acquisition of Thorn Americas, Inc. until permanent financing was obtained. The after-tax effect of these items was $4.5 million. Calculated before the effects of these non-recurring expenses, net earnings increased by $6.5 million or 71.4%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity requirements are for debt service under our senior credit facilities, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. At September 30, 1999, we had in place a $962.3 million senior credit facility. The amounts outstanding under our senior credit facility, subordinated notes, and other indebtedness outstanding as of this date were approximately $606.0 million, $175.0 million, and $2.3 million, respectively.

We purchased $358.9 million of rental merchandise during the nine months ended September 30, 1999.

For the nine months ended September 30, 1999, cash provided by operating activities increased by $61.5 million, from $(36.9) million in 1998 to $24.6 million in 1999, primarily due to increased earnings and cashflows being generated from operations as a result of our strategy of rationalizing the product mix in the acquired Central Rents and Thorn Americas stores, mitigated by outflows representing the investment in new rental merchandise. Cash used in investing activities decreased by $930.7 million from $954.8 million in 1998 to $24.1 million in 1999, primarily due to the purchase of Central Rents and Thorn Americas occurring in 1998. Cash used in financing activities was $19.1 million for the nine months ended September 30, 1999, compared to an inflow of $1,077.4 million in 1998, which represented the source of funds for the purchase of Central Rents and Thorn Americas.

Borrowings under the senior credit facility bore interest at a rate equal to 0.25% to 1.75% over the designated prime rate, which was 8.25% per annum at September 30, 1999, or 1.25% to 2.75% over LIBOR, which was 5.38% at September 30, 1999, at our option. At September 30, 1999, the average rate on outstanding borrowings was 7.7%. During 1998, we entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. These interest rate agreements have terms of three and five years. Borrowings were collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility is payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business.

Principal and interest payments under the senior credit facilities, the subordinated notes, and other indebtedness outstanding represent significant liquidity requirements for us. Under the term loans, we will be required to make principal payments totaling approximately $2.0 million in 1999 (which was paid on September 30, 1999), $14.0 million in 2000, $22.0 million in 2001, $26.0 million in 2002, and $30.0 million in 2003. Loans under the senior credit facilities not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us. As discussed earlier, we have repaid approximately $109.7 million of our senior debt since the acquisition of Thorn Americas through September 30, 1999.

Capital expenditures are made generally to maintain existing operations and for the acquisition and opening of stores. We spent $32.6 million in the nine months ended September 30, 1999, and expect to spend a total of approximately $40.0 million in the year ended December 31, 1999 on capital expenditures, all of which are to maintain existing operations.

Management is currently focusing its efforts on enhancing the operations and the depth of management in the acquired stores. Towards the end of the year 2000, we intend to resume our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as through opportunistic acquisitions. It is our goal to increase the number of stores in which we operate by between 100-150 in the year 2000.

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

We believe that cash flow from operations together with amounts available under the senior credit facilities, including the revolving credit facility and letter of credit/multidraw facility therein, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures and litigation exposure during 1999. The revolving credit facility provides us with revolving loans in an aggregate principal amount not exceeding $120.0 million and the $122.3 million letter of credit/multidraw facility is currently being used to support certain litigation assumed in connection with the Thorn Americas acquisition via a letter of credit. Once the letter of credit is terminated, the letter of credit/multidraw facility will convert to a $85.0 million term loan facility. Based upon our extensive review and analysis of this litigation and our potential exposure thereon, we believe that we will have sufficient funds available to pay any litigation expenses related to our litigation.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the fiscal year 2001. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We are currently evaluating the impact that this statement will have on our financial statements.

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

Management Information Systems. Our primary information technology system controls all of our computer operations in our rent-to-own stores and home office. This system has also been integrated into the retail outlets and operations acquired from Central Rents and Thorn Americas. We have received written assurance from our software vendor that the system is Year 2000 compliant, which means that it is equipped to interpret dates beyond the year 1999. We have engaged external resources to complete an independent review of our information systems. Based in part upon the results of this review, we believe that our management information systems are prepared for the Year 2000.

As of September 30, 1999, we have incurred costs of approximately $0.3 million in assuring Year 2000 compliance through testing and upgrades. Additionally, as part of our recent expansion, we purchased new hardware and software for our home office that is warranted to be Year 2000 compliant. All upgrades in both our headquarters and ColorTyme's offices have been completed.

Major Suppliers. We have received written assurances from approximately 95% of our vendors, confirming that these vendors are Year 2000 compliant. We utilize many suppliers and no single supplier is material to our operations. As a result, we believe that we have the ability to obtain merchandise for our stores from many different vendors. In the event any of our vendors are not Year 2000 compliant, we anticipate having sufficient alternate supply sources available to serve our needs.

Other Systems. We have completed a review of our on-site non-information technology systems such as alarms, elevators, irrigation systems, thermostats, utility meters and switches, and as a result, we believe that these systems are all Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of September 30, 1999 we had $175.0 million in subordinated notes at a fixed interest rate of 11.0%, and $595.0 million in term loans, and $13.3 million outstanding under revolving credit facilities indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes is $174.1 million, which is $0.9 million below their carrying value of $175.0 million. Unlike the subordinated notes, the $595.0 million in term loans and $13.3 million outstanding under revolving credit facilities have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, we have entered into interest rate swap agreements to hedge this risk. In 1998, we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%. These contracts have an average life of four years. Given the current capital structure, including our interest rate swap agreements, we have $108.3 million, or 13.8% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $0.3 million for the three month period.

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

INTEREST RATE RISK

We hold long-term debt with variable interest rates indexed to prime or LIBOR which exposes us to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, we have entered into certain interest rate swap contracts on $500.0 million of debt to pay a fixed rate of 5.59%.




PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. The majority of the material proceedings involve claims that may be generally characterized into one of two categories, recharacterization claims and statutory compliance claims. Recharacterization claims generally involve claims:

     o    in states that do not have rent-to-own legislation;

     o that rent-to-own transactions are disguised installment sales in violation of applicable state installment statutes; and

     o    that allege greater damages.

Statutory compliance claims generally involve claims:

     o    in states that have rent-to-own legislation;

     o that the operator failed to comply with applicable state rental purchase statutes, such as notices and late fees; and

     o    that allege lesser damages.

Except as described below, we are not currently a party to any material litigation.

Abels v. Rent-A-Center, Inc. In April 1999, the plaintiff filed suit in state court in Michigan alleging violations of the Michigan Consumer Protection Act pertaining to our basis for setting the cash purchase price on goods rented by plaintiff pursuant to two rental purchase agreements with us. Plaintiff's complaint seeks individual declaratory, injunctive and monetary damages relief, as well as monetary damages on behalf of a putative class of our past, current and future customers in Michigan. We have filed an answer in the matter denying plaintiff's claims and intend to vigorously defend this action. Discovery in the case has only recently commenced. Given the early state of this proceeding, there can be no assurance that we will be found to have no liability in this matter.

Murray v. Rent-A-Center, Inc. In May 1999, the plaintiffs filed a putative nationwide class action suit in federal court in Missouri, alleging that we have discriminated against African Americans in our hiring, compensation, promotion and termination policies. Plaintiffs alleged no specific amount of damages in their complaint. We have filed an answer in the matter denying plaintiffs' allegations and intend to vigorously defend this action. No discovery in this litigation has occurred to date. Members of the regional class defined in our completed settlement of the Allen v. Thorn Americas, Inc. litigation would not be included in the Murray case. We believe plaintiffs' claims in this suit are without merit. However, given the early stage of this proceeding, there can be no assurance that we will be found to have no liability.

Otero v. Rent-A-Center, Inc. In September 1999, the plaintiff filed this putative class action in Los Angeles Superior Court in California alleging our classification of and pay to our executive assistant managers and our inside/outside managers is contrary to California wage and hour laws. Plaintiff's complaint seeks:

     o    class certification;

     o unspecified compensatory and penalty damages in an amount less than $75,000 per class member;

     o    injunctive relief;

     o    attorney's fees, filing fees and costs of suit;

     o    pre-and post-judgment interest; and

     o    any further relief granted by the court.

We intend to vigorously defend ourselves in this matter. However, given the early stage of this proceeding, there can be no assurance we will be found to have no liability.

The following litigation matters were assumed with Thorn Americas pursuant to the Thorn Americas acquisition. In connection with accounting for the Thorn Americas acquisition, we made appropriate purchase accounting adjustments for contingent liabilities associated with outstanding litigation.

Robinson v. Thorn Americas, Inc. The plaintiffs filed this class action on April 19, 1994 in state court in New Jersey. The class consists of all residents of New Jersey who are or have been parties to Thorn Americas' rent-to-own contracts since April 19, 1988. During this period, Thorn Americas operated approximately 23 stores in New Jersey. The plaintiffs' claims are for alleged violations of the New Jersey Retail Installment Sales Act and the New Jersey Consumer Fraud Act, usury, unlawful contractual penalty and conversion. On January 5, 1998, the court entered a judgment against Thorn Americas and ordered Thorn Americas to pay the plaintiffs the amount equal to (A) all reinstatement fees collected by Thorn Americas since April 29, 1988, and (B) 40% of all rental revenue collected by Thorn Americas from the plaintiffs from April 29, 1988, trebled. Later, the court added an incentive award to the class representative, the inclusion of attorneys' fees, and granted plaintiff's counsel 25% of the amount to be distributed to the class. The judgment is secured by a supersedeas bond posted by Thorn Americas in the amount of $163.0 million, which amount was derived from an accounting by plaintiffs of the projected amount of the judgment liability through April 1999. In December 1998, we settled this matter in principle, along with Gallagher and Boykin, two similar matters pending in New Jersey involving similar claims, for approximately $60.0 million less certain amounts to be refunded to us based on unlocated class members, subject to preliminary and final approval of the court. Final approval of the court occurred on October 13, 1999. We anticipate funding the settlement in late November 1999.

Colon v. Thorn Americas, Inc. The plaintiffs filed this class action in November 1997 in New York state court. Thorn Americas removed the case to the U.S. District Court for the Southern District of New York. Plaintiffs filed a motion to remand, which was granted. The plaintiffs acknowledge that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contend the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. Plaintiffs allege Thorn Americas has a duty to disclose "effective interest" under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. In their prayers for relief, the plaintiffs have requested the following:

     o    class certification;

     o injunctive relief requiring Thorn Americas to (A) cease certain marketing practices, (B) price their rental purchase contracts in certain ways, and (C) disclose effective interest;

     o    unspecified compensatory and punitive damages;

     o    rescission of the class members contracts;

     o an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period;

     o    treble damages, attorney's fees, filing fees and costs of suit;

     o    pre-and post-judgment interest; and

     o    any further relief granted by the court.

This suit also alleges violations relating to late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. The plaintiffs did not specify a specific amount on their damages request.

The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. We are vigorously defending this action and on September 24, 1998, filed motions to deny class certification and dismiss the complaint. Plaintiff responded and filed a motion for summary judgment asking the court to declare that the transaction includes an undisclosed interest component. The court denied our motion to dismiss plaintiffs' motion for summary judgement on August 24, 1999. We are appealing the court's ruling to the Appellate Division. There can be no assurance that our position will prevail, or that we will be found not to have any liability.

Anslono v. Thorn Americas, Inc. This action was was filed in Massachusetts state court on January 6, 1998. Plaintiffs acknowledge that rent-to-own contracts constitute "consumer leases" under Massachusetts' rent-to-own statute, but contend that Thorn Americas failed to comply with certain statutory provisions and Thorn Americas failed to provide certain disclosures. Plaintiffs seek actual and statutory damages and an injunction to prohibit Thorn Americas from engaging in the acts complained of. Specifically, the plaintiffs have requested in their prayers for relief, the following:

     o    class certification;

     o unspecified damages, together with an award of treble damages under Massachusetts law;

     o    costs and expenses, including reasonable attorneys' fees;

     o injunctive relief, enjoining Thorn Americas from engaging in unfair or deceptive practices relating to certain advertising practices;

     o an order eliminating the plaintiffs' obligation to pay their final periodic rent-to-own installment payment; and

     o    any other further relief that the plaintiffs may be entitled to.

The proposed class includes all Massachusetts residents who were parties to Thorn Americas' rent-to-own contracts in the four-year period prior to the January 6, 1998 filing. We settled this matter in principle in April 1999 for $10.00 coupons to persons who were customers of Thorn Americas from January 6, 1994 to December 31, 1998, and less than $50,000 in Plaintiff's attorney's fees and expenses. Final approval of the court occurred on August 5, 1999 and we are in the process of distributing the coupons.

In connection with the Thorn Americas acquisition, Thorn plc agreed to indemnify and hold us harmless from the following lawsuit:

Fogie v. Thorn Americas, Inc. The plaintiffs filed this class action on December 4, 1991 in Minnesota. The class consists of residents of Minnesota who entered rental purchase contracts with Thorn Americas from August 1, 1990 through November 30, 1996. The plaintiffs alleged that Thorn Americas' rent-to-own contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. On April 15, 1998, the court entered a final judgment against Thorn Americas and ordered it to pay approximately $30.0 million plus interest after that date to the plaintiffs. Under certain provisions of the judgment, Thorn Americas may receive certain credits against the judgment. On May 15, 1998, Thorn Americas filed a notice of appeal from the damages finding only. Oral argument in the appeal occurred on May 10, 1999. The Eighth Circuit Court of Appeals affirmed the damages finding on August 8, 1999. Thorn plc deposited the judgment amount in an escrow account supervised by plaintiff's counsel and the court on October 15, 1999. The administration of the judgment and payment of class members' claims is expected to occur during late 1999 and early 2000.

The following litigation matters pending against us have been settled in principle in connection with the settlement of the Robinson matter:

Gallagher v. Crown Leasing Corporation. On January 3, 1996, we were served with a class action complaint adding us as a defendant in this action originally filed in April 1994 against Crown and certain of its affiliates in state court in New Jersey. The class consists of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995. During this period, Crown operated approximately five stores in New Jersey. The lawsuit alleges, among other things, that under certain rent-to-own contracts entered into between the plaintiff class and Crown, some of which were purportedly acquired by us pursuant to the acquisition of Crown and certain of its affiliates, the defendants failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs seek damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and us in connection with the Crown acquisition, we did not contractually assume any liabilities pertaining to Crown's rent-to-own contracts for the period prior to the acquisition of Crown. The plaintiffs have obtained class certification and a summary judgment against Crown on the liability issues. Subsequent to these decisions by the New Jersey state court, Crown filed for protection from its creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court allowed the lawsuit to proceed in New Jersey, where the state court granted summary judgment on the plaintiff's damages formula against Crown. The plaintiffs calculated actual damages for purposes of their summary judgment motion at approximately $7.6 million. The court ruled that the plaintiffs are entitled to three times actual damages. However, the state court's ruling requires certain minor adjustments pursuant to an accounting. Together with the Boykin matter, we settled this matter in principle for approximately $11.5 million, subject to preliminary and final approval of the court. The final settlement documents were signed on April 23, 1999 and preliminarily approved by the court. Final approval of the court occurred on October 13, 1999. We anticipate funding the settlement in late November, 1999.

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

As noted above, the settlements in Robinson, Gallagher and Boykin received final approval from the court on October 13, 1999, and we anticipate funding the settlement in late November, 1999.


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

    EXHIBIT
    NUMBER    EXHIBIT DESCRIPTION

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

    10.1(14) -- Amended and Restated 1994 Renters Choice, Inc. Long-Term Incentive Plan

    10.3(15) -- Credit Agreement, dated August 5, 1998, among Renters Choice, Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, and certain other lenders

    10.4(16) -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

    10.5(17) -- $175,000,000 Senior Subordinated Credit Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

    10.6(18) -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice, Inc., and certain other persons

    10.7* __ Agreements to be Bound to Stockholders Agreement, each dated September 9, 1999, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Rent-A-Center, Inc. and certain other persons.

    10.8(19) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series A Convertible Preferred Stock

    10.9(20) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series B Convertible Preferred Stock

    10.10(21) -- Stock Purchase Agreement, dated August 5, 1998, among Renters
              Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

    10.11(22) -- Exchange and Registration Rights Agreement, dated August 18,
              1998, by and among Renters Choice, Inc. and Chase Securities Inc., Bear, Stearns & Co. Inc., NationsBanc Montgomery Securities LLC and Credit Suisse First Boston Corporation

    10.12(23) -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison

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




                                           RENT-A-CENTER, INC.


                                           By:    /s/ Robert D. Davis
                                                  ------------------------------
                                                  Robert D. Davis
                                                  Senior Vice President-Finance
                                                  and Chief Financial Officer

Date:  November 5, 1999
Rent-A-Center, Inc.

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

    10.7*     __ Agreements to be Bound to Stockholders Agreement, each dated
              September 9, 1999, by and among Apollo Investment Fund IV, L.P.,
              Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
              Speese, Rent-A-Center, Inc. and certain other persons.

    10.8(19) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series A
              Convertible Preferred Stock

    10.9(20) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series B
              Convertible Preferred Stock

    10.10(21) -- Stock Purchase Agreement, dated August 5, 1998, among Renters
              Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
              Partners IV, L.P.


    EXHIBIT
    NUMBER    EXHIBIT DESCRIPTION
    -------   -------------------

    10.11(22) -- Exchange and Registration Rights Agreement, dated August 18,
              1998, by and among Renters Choice, Inc. and Chase Securities Inc.,
              Bear, Stearns & Co. Inc., NationsBanc Montgomery Securities LLC and Credit Suisse First Boston Corporation

    10.12(23) -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison

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