Form 10-K
period 1999-12-31
RENT A CENTER INC DE
filed 2000-03-23
CIK 933036

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-25370
                             ---------------------

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

                             ---------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                 TITLE OF CLASS
                             ---------------------

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

AGGREGATE MARKET VALUE OF THE 16,930,013 SHARES OF COMMON
  STOCK HELD BY NON-AFFILIATES
  OF THE REGISTRANT AT THE CLOSING SALES PRICE ON MARCH 22,
  2000......................................................   $262,415,202
                                                               ------------

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE CLOSE
  OF BUSINESS ON
  MARCH 22, 2000:...........................................     24,315,421
                                                               ------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders of Rent-A-Center, Inc., are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

Item 1.     Business....................................................    1
Item 2.     Properties..................................................   11
Item 3.     Legal Proceedings...........................................   11
Item 4.     Submission of Matters to a Vote of Security Holders.........   14

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   15
Item 6.     Selected Financial Data.....................................   15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   17
Item 7a.    Quantitative and Qualitative Disclosure About Market Risk...   24
Item 8.     Financial Statements and Supplementary Data.................   24
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   24

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..........   25
Item 11.    Executive Compensation......................................   25
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   25
Item 13.    Certain Relationships and Related Transactions..............   25

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   25

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are the largest operator in the United States rent-to-own industry with an approximate 26% market share based on store count. At December 31, 1999 we operated 2,075 company-owned stores in 49 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, Inc., is a national franchisor of rental centers. At December 31, 1999, ColorTyme operated 365 stores in 42 states, 338 of which operate under the ColorTyme name, while the remaining 27 stores operate under the Rent-A-Center name. This represents a further 5% market share based on store count. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

     Our principal executive offices are located at 5700 Tennyson Parkway, Third Floor, Plano, Texas 75024.

  Acquisition History

     We have pursued an aggressive growth strategy since we were acquired in 1989 by J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire under-performing stores to which we could apply our operating model. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information systems and the greater purchasing power of a larger organization. Since May 1993, our company-owned store base has grown from 27 to 2,075 primarily through acquisitions. During this period we have acquired over 2,000 company-owned stores and over 300 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. Our two most significant acquisitions occurred in 1998. In May 1998, we acquired substantially all of the assets of Central Rents, Inc., which operated 176 stores, for approximately $100 million in cash. In August 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor, operating 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia. As a result, we have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the industry will result in ongoing growth opportunities.

1999 DEVELOPMENTS

     By the end of March 1999, we successfully completed our comprehensive program for the integration of the stores acquired from Central Rents and Thorn Americas. The rapid completion of this integration process enabled us to begin to realize all of the synergies identified at the time of the acquisitions, allowing us to concentrate our efforts on improving the performance of the acquired stores earlier than we had originally anticipated.

     During the remainder of 1999 we focused our efforts on enhancing the operational performance and strengthening the depth of management in the stores acquired from Central Rents and Thorn Americas. We sought to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For instance, in conjunction with the closure of Thorn Americas' distribution centers and the change to our vendor drop shipment system, we managed to significantly reduce the number of stock-keeping units held, either through normal rental channels or through outright sales. These stock-keeping units were replaced with our current product offerings, and with the support of our marketing and advertising programs, we were able to increase revenues and operating margins. In addition, our strategy of rationalizing the product mix resulted in increased average monthly revenue per unit for the acquired stores. This rationalization, as well as management's focus on improving other processes that are essential to our operating model, improved revenues and profitability in the acquired stores. We have strengthened the depth of management by continuing to aggressively recruit and train high quality personnel.

     Despite the increased investment in new merchandise necessary to achieve the desired product mix in the acquired stores, we still generated positive cash flow from operations of $78.9 million in 1999. This amount is calculated before the $76.7 million of litigation settlements, the $20.8 million final purchase price adjustment for Thorn Americas, and the $10.7 million of other acquisition related liabilities that we paid in 1999. Under the terms of our senior credit facility, we were obligated to repay $2.0 million of principal in 1999. However, our stronger than anticipated financial performance and cash flow position has enabled us to meet this obligation and to additionally pre-pay approximately $35.7 million of our term loans during 1999. We also pre-paid approximately $89.3 million of our term loans in 1998 when we had no obligation to make a principal repayment. In line with our intentions of making further principal repayments on our senior debt whenever our cash flow position is sufficiently strong, through the date of this report we have pre-paid a further $43.2 million during 2000. In conjunction with these payments, we amended our senior credit facility to allow us to make our year 2000 principal repayments early. As a result, we only have an obligation to repay a further $3.0 million of principal in 2000.

RECENT DEVELOPMENTS

     In February 2000, we announced that Mr. John Madden will serve as our national advertising spokesman for our new, fully integrated advertising campaign that will be launched in April 2000. Mr. Madden will be appear in advertising media to be used in the campaign, including television and radio commercials, print, direct response and in-store signage. We believe that Mr. Madden has a unique balance of multi-cultural appeal, a strong awareness amongst both men and women, and possesses a personality that people of all ages enjoy. We believe that he will help us capture new customers and help us establish a more powerful identity for Rent-A-Center.

INDUSTRY OVERVIEW

     According to industry sources and our estimates, the rent-to-own industry consists of approximately 8,000 stores, and provides 7.5 million products to 3.3 million households. We estimate that the six largest rent-to-own industry participants account for 4,200 of the total number of stores, and that the majority of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and is expected to continue to experience increasing consolidation. We believe that this consolidation of operations in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.

STRATEGY

     We are currently focusing our strategic efforts on (A) enhancing the operations and depth of management in the stores acquired from Central Rents and Thorn Americas, and (B) the pursuit of strategic expansion once the acquired stores are operating to our satisfaction.

  Enhancing Store Operations and Depth of Management

     We are seeking to improve store performance through strategies intended to produce gains in operating efficiency and profitability. We believe that we will achieve gains in revenues and operating margins in our stores by:

     - using focused advertising to increase store traffic;

     - expanding the offering of upscale, higher margin products, such as Sony, Magnavox and JVC electronics and Ashley furniture, to increase the number of product rentals;

     - employing strict store-level cost control;

     - closely monitoring each store's performance through the use of our management information system to ensure each store's adherence to established operating guidelines; and

     - using a profit based incentive pay plan.

     We intend to continue strengthening the depth of management by aggressively recruiting and training high quality personnel.

  Pursuing Strategic Expansion

     As of December 31, 1999, we operated 2,075 stores in 49 states, Puerto Rico and the District of Columbia. In addition, our subsidiary, ColorTyme, Inc., franchised 365 stores in 42 states. This information is illustrated by the following table:

                             NUMBER OF STORES
                           --------------------
                           COMPANY
LOCATION                    OWNED    FRANCHISED
--------                   -------   ----------
Alabama..................      46         2
Alaska...................       1        --
Arizona..................      52         9
Arkansas.................      21         2
California...............     118        12
Colorado.................      25         4
Connecticut..............      17         6
Delaware.................      15         1
District of Columbia.....       4        --
Florida..................     133         9
Georgia..................      92         8
Hawaii...................      11         1
Idaho....................       1         2
Illinois.................     111         4
Indiana..................      72        17
Iowa.....................      18        --
Kansas...................      28        17
Kentucky.................      39         7
Louisiana................      35         7
Maine....................      --        17
Maryland.................      46         6
Massachusetts............      40        12
Michigan.................      93        17
Minnesota................       6        --
Mississippi..............      12        10
Missouri.................      49         8
Montana..................       1         3

                             NUMBER OF STORES
                           --------------------
                           COMPANY
LOCATION                    OWNED    FRANCHISED
--------                   -------   ----------
Nebraska.................       4        --
Nevada...................      16         5
New Hampshire............      15         2
New Jersey...............      40         8
New Mexico...............      10        10
New York.................      99        21
North Carolina...........      87        14
North Dakota.............       1        --
Ohio.....................     123        11
Oklahoma.................      35        13
Oregon...................       6         5
Pennsylvania.............      74         6
Puerto Rico..............      17        --
Rhode Island.............       7         4
South Carolina...........      27         1
South Dakota.............       2        --
Tennessee................      78        10
Texas....................     219        58
Utah.....................      16         2
Vermont..................       6        --
Virginia.................      39         3
Washington...............      27         7
West Virginia............      13         2
Wisconsin................      27         2
Wyoming..................       1        --

TOTAL....................   2,075       365

     We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the rent-to-own industry will result in ongoing growth opportunities.
We typically target under-performing and under-capitalized chains of rent-to-own stores. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information system and purchasing power. In addition, we have access to an expanding number of franchise locations, which we have the right of first refusal to purchase. We believe that the rent-to-own market is significantly under-penetrated and we plan to open new stores in current and new markets. We will focus new market penetration in adjacent areas or regions that are under-served by the rent-to-own industry. In evaluating a new market, we review demographic statistics, cost of advertising and the number and nature of competitors.

     During 1999 we concentrated our efforts on improving the operational performance of the 1,585 stores we acquired from Central Rents and Thorn Americas. As a result, we did not open any new store locations during 1999, nor did we acquire any stores. In 2000 we have resumed our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as through opportunistic acquisitions. We intend to increase the number of stores in which we operate by an average of approximately 10-15% per year over the next several years.

     We plan to accomplish our future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development.

RENT-A-CENTER STORE OPERATIONS

  Product Selection

     Our stores offer merchandise from four basic product categories; home electronics, appliances, computers, and furniture and accessories. Our policy is to ensure that our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from brand-name manufacturers. During 1999, home electronic products accounted for approximately 38% of our store rentals and fees revenue, appliances for 15%, computers for 7%, and furniture and accessories for 32%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments. Many of the stores acquired from Central Rents and Thorn Americas carried merchandise from other product categories and different manufacturers than those selected by us. As part of the integration process, we have standardized the inventory in each of these stores.

     Home electronic products offered by our stores include televisions, DVD's, home entertainment centers, video cassette recorders and stereos from top brand manufacturers such as Magnavox, Sony, JVC and Toshiba. We rent major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer computer hardware and software by Dell and Compaq. We rent a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England-Corsair, Benchcraft and other top brand manufacturers, while accessories include pictures, plants, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

  Rental Purchase Agreements

     Our customers generally enter into weekly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 18 to 36 months (depending upon the product type), or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are contacted to verify the information contained in the customer's rental purchase order form. Rental payments are generally made in cash, by money order or debit card. Depending on state regulatory requirements, we charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/ damage waiver fees from customers desiring such product protection in case of theft or certain natural disasters. Such fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled Government Regulation below.

  Product Turnover

     In the majority of our stores, a minimum rental term of 18 months is generally required to obtain ownership of new merchandise. We believe that only approximately 25% of our initial rental purchase agreements are taken to the full term of the agreement. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and VCRs, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. In order to cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.

  Customer Service

     We offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without charge, except for damage in excess of normal wear and tear. Repair services are provided either through our national network of 21 service centers or by the vendor if the product is still under factory warranty. If the product cannot be repaired at the customer's residence, we provide a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products we offer are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

  Collections

     Store managers use our computerized management information system to track cash collections on a daily basis. If a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items by the seventh to tenth day following termination or default of a rental purchase agreement. Charge-offs due to lost or stolen merchandise, expressed as a percentage of store revenues, were approximately 2.3% in 1999, as compared to approximately 2.5% in 1998. In an effort to improve collections at the stores acquired during 1998, we implemented our collection procedures in these stores, including our management incentive plans, which provide incentives to reduce the percentage of delinquent accounts.

  Management

     Our network of stores is organized geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and credit relations, delivery and collection of merchandise, inventory management, staffing and certain marketing efforts. Each store manager reports to a market manager who typically oversees eight stores. Market managers are primarily responsible for monitoring individual store performance and inventory levels within their respective markets. We have 268 market managers who, in turn, report to 45 regional directors, who monitor the operations of their respective regions and, through the market managers, individual store performance. The regional directors report to our senior executives. A significant portion of a market or store manager's compensation is dependent upon store revenues and profits.

     Our executive management directs and coordinates purchasing, financial planning and controls, employee training, personnel matters and new store site selection. Our management team also evaluates the performance of each store, including the use of on-site reviews. Our business strategy emphasizes strict cost containment and operational controls.

MANAGEMENT INFORMATION SYSTEMS

     We utilize an integrated computerized management information and control system to track each unit of merchandise in our stores and each rental purchase agreement. Our system also includes extensive management software and report-generating capabilities. The reports for all stores are reviewed on a daily basis by executive management and any unusual items are addressed the following business day. Each store is equipped with a computer system that tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts and other account information. We electronically gather each day's activity report through the computer located at our headquarters. This system provides our executive management with access to operating and financial information about any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. Utilizing the management information system, our executive management, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision as compared to our prescribed guidelines. The integration of the management information system with our accounting system facilitates the production of the financial statements.

PURCHASING AND DISTRIBUTION

     The general product mix in our stores is determined by our executive management, based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Specific purchasing decisions for the stores are made by store and market managers, subject to review by executive management. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not maintain any warehouse space.

     We purchase the majority of our merchandise directly from manufacturers. Our largest suppliers include Ashley, Whirlpool and Magnavox, who accounted for approximately 15.5%, 14.7% and 12.1%, respectively, of merchandise purchased for the stores in 1999. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

MARKETING

     We promote the products and services in our stores primarily through direct mail advertising and, to a lesser extent, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and brand-name selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. Advertising expense as a percentage of store revenue for the year ended December 31, 1999 and 1998, was approximately 4.0% and 4.9%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.

     In February 2000, we announced that Mr. John Madden will serve as our national advertising spokesman for our new, fully integrated advertising campaign that will be launched in April 2000. Mr. Madden will be appear in all of our advertising media used in the campaign, including television and radio commercials, print, direct response and in-store signage. We believe that Mr. Madden has a unique balance of multi-cultural appeal, a strong awareness amongst both men and women, and possesses a personality that people of all ages enjoy. We believe that he will help us capture new customers and help us establish a more powerful identity for Rent-A-Center.

TRADEMARKS

     We own various registered trademarks, including Get the Good Stuff (the slogan to be used in our new advertising campaign featuring Mr. Madden), Rent-A-Center and Renters Choice. The products held for rent also bear trademarks and service marks held by their manufacturers.

COMPETITION

     The rent-to-own industry is highly competitive. According to industry sources and our estimates, the six largest industry participants account for approximately 4,200 of the 8,000 rent-to-own stores in the United States. We are the largest operator in the rent-to-own industry with 2,075 stores and 365 franchised rental centers as at December 31, 1999. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with department stores and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

COLORTYME OPERATIONS

     ColorTyme is a nationwide franchisor of rental centers. As of December 31, 1999, ColorTyme operated 365 franchised rental centers in 42 states. These rental centers offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. During 1999, 49 new locations were added, seven were closed and four were sold. During 1999, the number of franchisees operating stores under the ColorTyme name increased by 22.

     All but 27 of the ColorTyme franchised stores use ColorTyme's tradenames, service marks, trademarks, logos, emblems and indicia of origin. The remaining stores use the Rent-A-Center name. All stores operate under distinctive operating procedures and standards. ColorTyme's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.2% to 4.0% of the franchisees' rental income and, generally, an initial fee of between $7,500 per location for existing franchisees and up to $25,000 per location for new franchisees.

     ColorTyme has an arrangement with STI Credit Corporation, who provides inventory financing to qualifying new franchisees.

     The ColorTyme franchise agreement generally requires the franchised stores to utilize certain computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to upload and download data, troubleshoot, and retrieve data and information from the franchised stores' computer systems.

     The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types, and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals, and must maintain on display such products as specified by ColorTyme. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme's largest suppliers are Whirlpool and Magnavox, who accounted for approximately 18.2% and 8.7%, respectively, of merchandise purchased by ColorTyme in 1999.

     ColorTyme has established a national advertising fund for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross rental payments and sales from each franchisee as contributions to the fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of advertising in print, television and radio. Furthermore, the franchisees are required to expend 3% of their monthly gross rental and sales revenues on local advertising.

     ColorTyme licenses the use of its trademarks to the franchisees under the franchise agreement. ColorTyme owns the registered trademarks ColorTyme, ColorTyme-What's Right for You, and FlexTyme, along with certain design and service marks.

GOVERNMENT REGULATION

  State Regulation

     There are currently 46 states that have legislation regulating rental purchase transactions. With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Nine states limit the total rental payments that can be charged. Such limitations, however, do not become applicable in general unless the total rental payments required under agreements exceed 2 times to 2.4 times of the disclosed cash price or the retail value.

     Minnesota (which does have a rental purchase statute), and Wisconsin and New Jersey (which do not have rental purchase statutes), have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilize rent-to-rent agreements, with certain variations, in both Minnesota and Wisconsin. In New Jersey, we have provided increased disclosures and longer grace periods.

     Montana, North Carolina, Puerto Rico and the District of Columbia have no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 22 stores in these states that have no rental purchase legislation, excluding North Carolina.

     There can be no assurance that new or revised rental purchase laws will not be enacted or, if enacted that such laws would not have a material and adverse effect on us.

  Federal Legislation

     No comprehensive federal legislation has been enacted regulating or otherwise impacting the rental-purchase transaction. From time to time, legislation has been introduced in Congress that would regulate the rental-purchase transaction, including legislation that would subject the rental purchase transaction to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act. Any such federal legislation, if enacted, could have a material and adverse effect on us.

EMPLOYEES

     As of March 22, 2000, we had approximately 11,000 employees, of whom 220 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores. As of the same date, ColorTyme had approximately 25 employees, all of whom were employed full-time. None of our employees, including ColorTyme employees, are covered by a collective bargaining agreement. We believe relationships with our employees and ColorTyme's relationships with its employees are generally good.

RISK FACTORS

     An investment in our common stock involves various risks. You should carefully consider the information below in addition to any other information contained in this report in evaluating whether or not you should invest in our common stock.

     We incurred significant debt when we acquired Thorn Americas. If we experience a downturn in our business, we may not be able to meet our obligations under these debt agreements, which would materially and adversely affect your investment.

     We incurred a significant amount of debt in the acquisition of Thorn Americas. As of March 21, 2000, we owed approximately $804.0 million under our various debt facilities and our subordinated notes. Under our various debt agreements, we will be required to make minimum principal payments totaling approximately $3.0 million in 2000, $12.9 million in 2001 and 2002, and $14.5 million in 2003 and 2004, plus applicable interest. You should be aware that this significant amount of debt could have important consequences to you as a stockholder, including the following:

     - We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

     - A significant portion of our cash flow from operations must be dedicated to the repayment of the indebtedness, thereby reducing the amount of cash we have available for other purposes;

     - We may be disadvantaged as compared to our competitors as a result of the significant amount of debt we owe; and

     - Our ability to adjust to changing market conditions and to withstand competition may be hampered by the amount of debt we owe. It may also make us more vulnerable in a downturned market.

     You should be aware that our ability to repay or refinance our current debt depends on our continued successful financial and operating performance.

     Our debt agreements impose restrictions on us, which may significantly limit or prohibit us from engaging in certain transactions.

     Our senior credit facilities and the indenture relating to our subordinated notes impose significant operating and financial restrictions on us and our subsidiaries.

     The loan documents we signed to borrow money to acquire Thorn Americas impose significant restrictive covenants on us and require us to maintain specified financial ratios and satisfy certain financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot guarantee to you that we will be able to meet such tests. In addition, the restrictions contained in our senior credit facilities could limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or in the economy, or otherwise conduct necessary corporate activities. Our failure to comply with the restrictions in our senior credit facilities or the indenture could lead to a default under the terms of those documents. In the event of such a default, the applicable lender could declare all amounts borrowed and all amounts due under other instruments that contain certain provisions for cross-acceleration or cross-default due and payable. In addition, the lenders under such agreements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our notes or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us.

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

     We may not have the ability to raise the funds necessary to finance the change of control offer, which may be required by the indenture.

     If a change of control occurs, we may be required to make an offer to purchase all of our outstanding subordinated notes. We would be required to purchase the notes at 101% of their principal amount, plus accrued interest to the date of repurchase. If a change of control occurs, we cannot be sure that we would have enough funds to pay for all of the notes. If we were required to purchase the notes, we would need to secure third-party financing if we do not have available funds to meet our purchase obligations. However, we cannot be sure that we would be able to secure such financing on favorable terms, if at all.

     Also, our financing arrangements restrict our ability to repurchase the notes, including pursuant to a change of control. Furthermore, a change of control will result in an event of default under the senior credit facilities and may lead to an acceleration of any other senior indebtedness we may have at that time. In such event, the subordination provisions of the notes would require us to pay our senior credit facilities and any other senior indebtedness in full before repurchasing any notes. In addition, a change of control could require us to repurchase our existing notes and we could be required to offer to redeem our convertible preferred stock. The inability to repay senior indebtedness, if accelerated, and to purchase all of the tendered notes, would constitute an event of default under the indenture.

     There are legal proceedings pending against us seeking material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, a ruling against us in any of these proceedings, or one or more judgments against us could have a material and adverse effect on our financial condition and our business operations.

     The material lawsuits against us generally involve claims that rent-to-own contracts are in fact disguised installment sales contracts, violate state usury laws, or violate other state laws enacted to protect consumers.

     Because of the uncertainties associated with remaining material litigation, we cannot estimate for you our ultimate liability for these matters, if any. You should be aware that an adverse ruling on any of these cases could have a material and adverse effect on our business operations and our financial condition.

     A final judgment against us could also materially and adversely affect our financial condition by requiring the payment of the judgment or the posting of a bond. The failure to pay any such judgment would be a default under our senior credit facilities and our indenture.

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

     Rent-to-own transactions are regulated by law in most states. Any change in these laws or the passage of new laws, could materially and adversely affect our business operations or increase our exposure to litigation.

     In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material and adverse impact on our business operations. As is the case with most businesses, we are subject to certain governmental regulations, specifically in our case, regulations regarding rent-to-own transactions. There are currently 46 states that have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Certain states also effectively regulate rental purchase transactions under other consumer protection statutes. You should also be aware that we are currently subject to outstanding judgments and other litigation alleging that we, or our subsidiaries, have violated some of these statutory provisions.

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

     If we fail to effectively manage our growth, our business could be materially and adversely affected.

     We have expanded our operations rapidly in recent years and plan to continue this expansion. This rapid growth places a significant demand on our management and our financial and operational resources. Our growth strategy is subject to various risks, including;

     - our inability to successfully integrate or operate acquired businesses;

     - our inability to retain customers of acquired businesses or to obtain new customers; and

     - our inability to avoid delays in realizing expected benefits from our increased size.

     The integration of businesses we may acquire in the future may also require us to invest more capital than we expected or require more time and effort by management than we expected. If we fail to effectively manage the size and growth of our business, our operations and financial results could be affected, both materially and adversely.

     Our business depends on a limited number of key personnel, with whom we do not have employment agreements. The loss of any one of these could materially and adversely affect our business.

     Our continued success is highly dependent upon the personal efforts and abilities of our senior management, including J. Ernest Talley, our Chairman of the Board and Chief Executive Officer, Mark E. Speese, our Vice-Chairman of the Board, L. Dowell Arnette, our President, and Dana F. Goble, our Executive Vice-President and Chief Operating Officer. We do not have employment contracts with any of these officers and the loss of any one of them could impact us in a negative way.

     44.5% of our voting stock is owned by a small group of our directors and their affiliates. This group would be able to effectively control us since the election of directors and major transactions only require the vote of a majority of our stockholders.

     You should be aware that a total of approximately 44.5% of our voting stock on a fully diluted basis, assuming the conversion of our Series A preferred stock and all outstanding options, are controlled by Messrs. Talley and Speese and by certain affiliates of Apollo Management IV, L.P. As a result, in the event they act together, they have the ability to exercise practical control over the outcome of actions requiring the approval of our stockholders, including potential acquisitions, elections of our Board of Directors and sales or changes in control of Rent-A-Center.

     Our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock.

     Our organizational documents contain provisions that classify our Board of Directors, authorize our Board of Directors to issue blank check preferred stock, and establish advance notice requirements on our stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

ITEM 2. PROPERTIES

     We lease space for all of our stores, as well as our corporate and regional offices, under operating leases expiring at various times through 2010. Most of these leases contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Both our headquarters and ColorTyme's headquarters are located at 5700 Tennyson Parkway, Plano, Texas, and consist of approximately 77,158 and 5,116 square feet devoted to our operations and ColorTyme's operations, respectively. Store sizes range from approximately 1,400 to 19,400 square feet, and average approximately 4,000 square feet. Approximately 80% of each store's space is generally used for showroom space and 20% for offices and storage space. We believe that suitable store space generally is available for lease and that we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect that additional space will be readily available at competitive rates in the event that we desire to open new stores.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. The majority of the material proceedings involve claims that may be generally characterized into one of two categories, recharacterization claims and statutory compliance claims. Recharacterization claims generally involve claims:

     - in states that do not have rent-to-own legislation;

     - that rent-to-own transactions are disguised installment sales in violation of applicable state installment statutes; and

     - that allege greater damages.

Statutory compliance claims generally involve claims:

     - in states that have rent-to-own legislation;

     - that the operator failed to comply with applicable state rental purchase statutes, such as notices and late fees; and

     - that allege lesser damages.

     Except as described below, we are not currently a party to any material litigation.

     Abels v. Rent-A-Center, Inc. In April 1999, the plaintiff filed suit in state court in Michigan alleging violations of the Michigan Consumer Protection Act pertaining to our basis for setting the cash purchase price on goods rented by plaintiff pursuant to two rental purchase agreements with us. Plaintiff's complaint sought individual declaratory, injunctive and monetary damages relief, as well as monetary damages on behalf of a putative class of our past, current and future customers in Michigan. We filed an answer in the matter denying plaintiff's claims and vigorously defended this action. After preliminary discovery, we settled this matter for $15,000. Documents are now being prepared documenting this settlement.

     Murray v. Rent-A-Center, Inc. In May 1999, the plaintiffs filed a putative nationwide class action in federal court in Missouri, alleging that we have discriminated against African Americans in our hiring, compensation, promotion and termination policies. Plaintiffs alleged no specific amount of damages in their complaint. We have filed an answer in the matter denying plaintiffs' allegations and intend to vigorously defend this action. No discovery in this litigation has occurred to date. Members of the regional class defined in our completed settlement of the Allen v. Thorn Americas, Inc. litigation would not be included in the Murray case. We believe plaintiffs' claims in this suit are without merit. However, given the early stage of this proceeding, there can be no assurance that we will be found to have no liability.

     Otero v. Rent-A-Center, Inc. In September 1999, the plaintiff filed this putative class action in Los Angeles Superior Court in California alleging our classification of and pay to our executive assistant managers and our inside/outside managers is contrary to California wage and hour laws. In March 2000, we settled this matter in principle for approximately $3.1 million.

     The following litigation matters were assumed with Thorn Americas pursuant to the Thorn Americas acquisition. In connection with accounting for the Thorn Americas acquisition, we made appropriate purchase accounting adjustments for contingent liabilities associated with outstanding litigation.

     Robinson v. Thorn Americas, Inc. The plaintiffs filed this class action on April 19, 1994 in state court in New Jersey. The class consisted of all residents of New Jersey who were or had been parties to Thorn Americas' rent-to-own contracts since April 19, 1988. During this period, Thorn Americas operated approximately 23 stores in New Jersey. The plaintiffs' claims were for alleged violations of the New Jersey Retail Installment Sales Act and the New Jersey Consumer Fraud Act, usury, unlawful contractual penalty and conversion. On January 5, 1998, the court entered a judgment against Thorn Americas and ordered Thorn Americas to pay the plaintiffs the amount equal to (A) all reinstatement fees collected by Thorn Americas since April 29, 1988, and (B) 40% of all rental revenue collected by Thorn Americas from the plaintiffs from April 29, 1988, trebled. Later, the court added an incentive award to the class representative, the inclusion of attorneys' fees, and granted plaintiff's counsel 25% of the amount to be distributed to the class. The judgment was secured by a supersedeas bond posted by Thorn Americas in the amount of $163.0 million, which amount was derived from an accounting by the plaintiffs of the projected amount of the judgment liability through

April 1999. In December 1998, we settled this matter in principle, along with Gallagher and Boykin, two similar matters pending in New Jersey involving similar claims, for approximately $60.0 million less certain amounts to be refunded to us based on unlocated class members, subject to preliminary and final approval of the court. Final approval of the court occurred on October 13, 1999. We funded the settlement in November 1999 and received refunds in February 2000 totaling approximately $11.0 million (including refunds in Gallagher and Boykin). We expect additional refunds as a result of unlocated class members pursuant to the settlement agreement. However, we are unable to reasonably estimate such amounts at this time.

     Colon v. Thorn Americas, Inc. The plaintiffs filed this class action in November 1997 in New York state court. Thorn Americas removed the case to the U.S. District Court for the Southern District of New York. Plaintiffs filed a motion to remand, which was granted. The plaintiffs acknowledge that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contend the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. Plaintiffs allege Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. In their prayers for relief, the plaintiffs have requested the following:

     - class certification;

     - injunctive relief requiring Thorn Americas to (A) cease certain marketing practices, (B) price their rental purchase contracts in certain ways, and
       (C) disclose effective interest;

     - unspecified compensatory and punitive damages;

     - rescission of the class members contracts;

     - an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period;

     - treble damages, attorney's fees, filing fees and costs of suit;

     - pre- and post-judgment interest; and

     - any further relief granted by the court.

     This suit also alleges violations relating to late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. The plaintiffs did not specify a specific amount on their damages request.

     The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. We are vigorously defending this action and on September 24, 1998, filed motions to deny class certification and dismiss the complaint. Plaintiff responded and filed a motion for summary judgment asking the court to declare that the transaction includes an undisclosed interest component. The court denied our motion to dismiss and plaintiffs' motion for summary judgement on August 24, 1999. Both sides are appealing the court's ruling to the Appellate Division. The appeal is scheduled for oral argument in April 2000. There can be no assurance that our position will prevail, or that we will be found not to have any liability.

     In connection with the Thorn Americas acquisition, Thorn plc agreed to indemnify and hold us harmless from the following lawsuit:

     Fogie v. Thorn Americas, Inc. The plaintiffs filed this class action on December 4, 1991 in Minnesota. The class consisted of residents of Minnesota who entered rental purchase contracts with Thorn Americas from August 1, 1990 through November 30, 1996. The plaintiffs alleged that Thorn Americas' rent-to-own contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. On April 15, 1998, the court entered a final judgment against Thorn Americas and ordered it to pay approximately $30.0 million plus interest after that date to the plaintiffs. Under certain provisions of the judgment, Thorn Americas may receive certain credits against the judgment. On May 15, 1998, Thorn Americas filed a notice of appeal from the damages finding only. Oral argument in the appeal occurred on May 10, 1999. The Eighth Circuit Court of Appeals affirmed the damages finding on August 8, 1999. Thorn plc deposited the judgment amount in an escrow account supervised by plaintiff's counsel and the court on October 15, 1999. The administration of the judgment and payment of class members' claims is now underway.

     The following litigation matters were settled in connection with the settlement of the Robinson matter:

     Gallagher v. Crown Leasing Corporation. On January 3, 1996, we were served with a class action complaint adding us as a defendant in this action originally filed in April 1994 against Crown and certain of its affiliates in state court in New Jersey. The class consisted of all New Jersey residents who entered into rent-to-own contracts with Crown between April 25, 1988 and April 20, 1995. During this period, Crown operated approximately five stores in New Jersey. The lawsuit alleged, among other things, that under certain rent-to-own contracts entered into between the plaintiff class and Crown, some of which were purportedly acquired by us pursuant to the acquisition of Crown and certain of its affiliates, the defendants failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Retail Installment Sales Act. The plaintiffs sought damages including, among other things, a refund of all excessive fees and/or interest charged or collected by the defendants in violation of such acts, state usury laws and other related statutes and treble damages, as applicable. Pursuant to the Asset Purchase Agreement entered into between Crown, its controlling shareholder and us in connection with the Crown acquisition, we did not contractually assume any liabilities pertaining to Crown's rent-to-own contracts for the period prior to the acquisition of Crown. The plaintiffs obtained class certification and a summary judgment against Crown on the liability issues. Subsequent to these decisions by the New Jersey state court, Crown filed for protection from its creditors under Chapter 11 of the federal bankruptcy laws. The bankruptcy court allowed the lawsuit to proceed in New Jersey, where the state court granted summary judgment on the plaintiff's damages formula against Crown. The plaintiffs calculated actual damages for purposes of their summary judgment motion at approximately $7.6 million. The court ruled that the plaintiffs were entitled to three times actual damages. However, the state court's ruling required certain minor adjustments pursuant to an accounting. Together with the Boykin matter, we settled this matter for approximately $11.5 million. The final settlement documents were signed on April 23, 1999 and final approval of the court occurred on October 13, 1999.

     Michelle Newhouse v. Rent-A-Center, Inc./Handy Boykin v. Rent-A-Center, Inc. On November 26, 1997 a class action complaint was filed against us by Michelle Newhouse in New Jersey state court alleging, among other things, that under certain rent-to-own contracts entered into between the plaintiffs and us, we failed to make the necessary disclosures and charged the plaintiffs fees and expenses that violated the New Jersey Consumer Fraud Act and the New Jersey Installment Sales Act. The claims arising from this action were similar to the claims made in Robinson v. Thorn Americas, Inc. and Gallagher v. Crown Leasing Corporation. The proposed class consisted of all residents of New Jersey who were or had been parties to contracts to rent-to-own merchandise from us within the past six years. During this period, we operated approximately 17 stores in New Jersey.

     We removed the case to federal court on January 21, 1998, and were then advised by the plaintiffs' attorney that Michelle Newhouse no longer wished to serve as class representative. A motion to voluntarily dismiss the Newhouse case filed by the plaintiffs' attorney was granted shortly thereafter. However, on May 1, 1998, a new class action complaint against us made by Handy Boykin was filed by the plaintiffs' attorney in the Newhouse matter in New Jersey state court alleging the same causes of action with the same proposed class as that of the Newhouse matter. This new filing essentially constituted a replacement of the named plaintiff in the Newhouse matter with a new named plaintiff, Handy Boykin. We anticipated this replacement. We removed the Boykin case to federal court. Together with the Gallagher matter, we settled this matter for approximately $11.5 million. The final settlement documents were signed on April 23, 1999 and final approval of the court occurred on October 13, 1999.

     As noted above, the settlements in Robinson, Gallagher and Boykin received final approval from the court on October 13, 1999 and we funded the settlements in November 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been listed on the Nasdaq Stock Market(R) under the symbol "RCII" since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported.

                                                               HIGH       LOW
1999                                                          -------   -------
First Quarter...............................................  $33.375   $24.000
Second Quarter..............................................   34.250    20.000
Third Quarter...............................................   25.500    16.750
Fourth Quarter..............................................   21.750    15.250

                                                               HIGH       LOW
1998                                                          -------   -------
First Quarter...............................................  $27.000   $18.000
Second Quarter..............................................   32.000    24.313
Third Quarter...............................................   28.625    21.563
Fourth Quarter..............................................   32.500    22.125

     As of March 22, 2000, there were approximately 72 record holders of our common stock.

     Since our initial public offering in 1995, we have not paid any cash dividends and expect that we will retain all available earnings generated by our operations for the development and growth of our business. Under the terms of the certificate of designations governing our Series A preferred stock, dividends are payable in cash or additional shares of Series A preferred stock until late 2003, after which time dividends are payable in cash. However, our senior credit facility and the indenture governing our subordinated notes prohibit us from paying any cash dividends. Any change in our dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects, and such other factors as the Board of Directors may deem relevant. You should read Item 7., Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources later in this report.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended December 31, 1999 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto included elsewhere herein.

                                                                          YEAR ENDED DECEMBER 31,(1)
                                                         -------------------------------------------------------------
                                                            1999         1998(2)       1997       1996(3)      1995
         (In thousands, except per share data)              ----         -------       ----       -------      ----
CONSOLIDATED STATEMENTS OF EARNINGS DATA
Revenues
  Store
    Rentals and fees                                     $ 1,270,885   $   711,443   $ 275,344   $ 198,486   $ 126,264
    Merchandise sales                                         88,516        41,456      14,125      10,604       6,383
    Other                                                      2,177         7,282         679         687         642
  Franchise(4)
    Merchandise sales                                         49,696        44,365      37,385      25,229          --
    Royalty income and fees                                    5,893         5,170       4,008       2,959          --
                                                         -----------   -----------   ---------   ---------   ---------
                                                           1,417,167       809,716     331,541     237,965     133,289

Operating expenses
  Direct store expenses
    Depreciation of rental merchandise                       265,486       164,651      57,223      42,978      29,640
    Cost of merchandise sold                                  74,027        32,056      11,365       8,357       4,954
    Salaries and other expenses                              770,572       423,750     162,458     116,577      70,012
  Franchise cost of merchandise sold                          47,914        42,886      35,841      24,010          --
                                                         -----------   -----------   ---------   ---------   ---------
                                                           1,157,999       663,343     266,887     191,922     104,606
  General and administrative expenses                         42,029        28,715      13,304      10,111       5,766
  Amortization of intangibles                                 27,116        15,345       5,412       4,891       3,109
  Class action litigation settlements                             --        11,500          --          --          --
                                                         -----------   -----------   ---------   ---------   ---------
      Total operating expenses                             1,227,144       718,903     285,603     206,924     113,481
                                                         -----------   -----------   ---------   ---------   ---------

      Operating profit                                       190,023        90,813      45,938      31,041      19,808

Interest expense                                              75,673        39,144       2,194         606       2,202
Non-recurring financing costs                                     --         5,018          --          --          --
Interest income                                                 (904)       (2,004)       (304)       (667)       (890)
                                                         -----------   -----------   ---------   ---------   ---------
      Earnings before income taxes                           115,254        48,655      44,048      31,102      18,496
Income tax expense                                            55,899        23,897      18,170      13,076       7,784
                                                         -----------   -----------   ---------   ---------   ---------
      NET EARNINGS                                            59,355        24,758      25,878      18,026      10,712
Preferred dividends                                           10,039         3,954          --          --          --
                                                         -----------   -----------   ---------   ---------   ---------
      Net earnings allocable to common stockholders      $    49,316   $    20,804   $  25,878   $  18,026   $  10,712
                                                         ===========   ===========   =========   =========   =========
Basic earnings per common share                          $      2.04   $      0.84   $    1.04   $    0.73   $    0.52
                                                         ===========   ===========   =========   =========   =========
Diluted earnings per common share                        $      1.74   $      0.83   $    1.03   $    0.72   $    0.52
                                                         ===========   ===========   =========   =========   =========

OPERATING DATA
  Stores open at end of period                                 2,075         2,126         504         423         325
  Comparable store revenue growth(5)                            7.7%          8.1%        8.1%        3.8%       18.1%

CONSOLIDATED BALANCE SHEET DATA
  Rental merchandise, net                                $   531,223   $   408,806   $ 112,759   $  95,110   $  64,240
  Intangible assets, net                                     707,324       727,976      61,183      47,192      29,549
  Total assets                                             1,485,000     1,502,989     208,868     174,467     147,294
  Total debt                                                 847,160       805,700      26,280      18,993      40,850
  Total liabilities                                        1,007,408     1,088,600      56,115      48,964      50,810
  Redeemable convertible voting preferred stock              270,902       259,476          --          --          --
  Stockholders' equity                                       206,690       154,913     152,753     125,503      96,484

------------------------------------------------

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

(4) Prior to the acquisition of ColorTyme in May 1996, we conducted no franchise operations. Therefore, franchise operations financial information is not presented for the year ended December 31, 1995.

(5) Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements, other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as may, will, expect, intend, estimate, anticipate or believe. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

     - our ability to acquire additional rent-to-own stores on favorable terms;

     - our ability to enhance the performance of these acquired stores;

     - uncertainties regarding the ability to open new stores;

     - the passage of legislation adversely affecting the rent-to-own industry;

     - interest rates;

     - our ability to collect on our rental purchase agreements at the current rate; and

     - the other risks detailed from time to time in our SEC reports.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the statements in those sections.

     The following discussion and analysis should be read in conjunction with the information set forth under the caption Selected Financial Data, and our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

GENERAL

     We have pursued an aggressive growth strategy since we were acquired in 1989 by J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire underperforming stores to which we could apply our operating model. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation, our historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results.

     We expect to continue to grow through both the acquisition of existing stores and the opening of new stores. If we open new stores or acquire under-performing or unprofitable stores, start-up costs associated with new stores and excess salaries, other overhead costs and operating results associated with acquired stores could negatively impact our earnings until these stores are fully integrated into our operations and become profitable.

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

     Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with market managers' salaries, travel and occupancy, including any related benefits and taxes, as well as all store level general and administrative expenses and selling, advertising, occupancy, fixed asset depreciation and other operating expenses.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, historical Consolidated Statements of Earnings data as a percentage of total store and franchise revenues.

                                       Year ended December 31,          Year ended December 31,
                                     ---------------------------      ---------------------------
                                     (Company-owned stores only)        (Franchise operations)
                                     1999       1998       1997       1999       1998       1997
                                     ----       ----       ----       ----       ----       ----
REVENUES
Rentals and fees...................   93.3%      93.6%      94.9%        --%        --%        --%
Merchandise sales..................    6.5        5.5        4.9       89.4       89.6       90.3
Other/Royalty income and fees......    0.2        0.9        0.2       10.6       10.4        9.7
                                     -----      -----      -----      -----      -----      -----
                                     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
                                     =====      =====      =====      =====      =====      =====

OPERATING EXPENSES
Direct store expenses
  Depreciation of rental
     merchandise...................   19.5%      21.7%      19.7%        --%        --%        --%
  Cost of merchandise sold.........    5.4        4.2        3.9       86.2       86.6       86.6
  Salaries and other expenses......   56.6       55.7       56.0         --         --         --
                                     -----      -----      -----      -----      -----      -----
                                      81.5       81.6       79.6       86.2%      86.6       86.6
General and administrative
  expenses.........................    2.9        3.5        3.8        5.1        4.9        5.3
Amortization of intangibles........    2.0        2.0        1.7        0.6        0.7        1.0
Class action litigation
  settlements......................     --        1.5         --         --         --         --
                                     -----      -----      -----      -----      -----      -----
Total operating expenses...........   86.4       88.6       85.1       91.9       92.2       92.9
                                     -----      -----      -----      -----      -----      -----
Operating profit...................   13.6       11.4       14.9        8.1        7.8        7.1
Interest expense/(income)..........    5.5        5.0        0.8      (0.8)      (0.7)      (0.6)
Non-recurring financing costs......     --        0.7         --         --         --         --
                                     -----      -----      -----      -----      -----      -----
Earnings before income taxes.......    8.1%       5.7%      14.1%       8.9%       8.5%       7.7%
                                     =====      =====      =====      =====      =====      =====

Comparison of the Years ended December 31, 1999 and 1998

     Total revenue increased by $607.5 million, or 75.0%, to $1,417.2 million for 1999 from $809.7 million for 1998. The increase in total revenue was primarily attributable to the inclusion of revenue from the Central Rents and Thorn Americas stores acquired during the year ended December 31, 1998 for the entire year ended December 31, 1999. Same store revenues increased by $25.3 million, or 7.7%, to $354.3 million for 1999 from $329.0 million in 1998. Same store revenues represent those revenues earned in stores that were operated by us for the entire years ending December 31, 1999 and 1998. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

     Depreciation of rental merchandise increased by $100.8 million, or 61.2%, to $265.5 million for 1999 from $164.7 million for 1998. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue decreased from 23.1% in 1998 to 20.9% in 1999. This decrease is primarily attributable to Central Rents and Thorn Americas experiencing depreciation rates of 22.9% and 29.8%, respectively, upon their acquisition in 1998. These rates have decreased following the implementation of our pricing strategies and inventory management practices.

     Salaries and other expenses expressed as a percentage of total store revenue increased to 56.6% for 1999 from 55.7% for 1998. This increase is principally attributable to incentive programs given to store-based employees in 1999 whereby they could achieve their year 2000 pay plans early if they achieved targeted gains in the number of items on rent and targeted reductions in the percentage of delinquent accounts. Although the costs associated with these programs were incurred ahead of the associated benefit, the satisfaction of these operational targets will benefit us during 2000 when we collect rentals and fees on a larger number of items on rent, with fewer accounts in delinquency. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional occupancy costs were incurred immediately. General and administrative expenses expressed as a percent of total revenue decreased from 3.5% in 1998 (3.2% before the $2.5 million non-recurring expense detailed below), to 3.0% in 1999. This decrease was the result of increased revenues from the stores acquired from Central Rents and Thorn Americas, allowing us to leverage our fixed and semi-fixed costs over the larger revenue base.

     Operating profit increased by $99.2 million, or 109.2%, to $190.0 million for 1999 from $90.8 million for 1998. In the third quarter of 1998, we incurred a pre-tax non-recurring expense of $2.5 million to effect a name change of the Renters Choice stores to Rent-A-Center. In the fourth quarter of 1998, we incurred a pre-tax non-recurring class action litigation settlement of $11.5 million. Stated before the effects of these expenses, operating profit increased by $85.2 million, or 81.3%. Operating profit as a percentage of total revenue increased to 13.4% in 1999 from 12.9% in 1998, calculated before the effects of the non-recurring expenses. This increase is attributable to our efforts in improving the efficiency and profitability of the stores acquired from Central Rents and Thorn Americas.

     Net earnings increased by $34.6 million, or 139.7%, to $59.4 million in 1999 from $24.8 million in 1998. In addition to the $2.5 million and $11.5 million pre-tax non-recurring expenses discussed above, we also incurred pre-tax non-recurring financing costs of $5.0 million associated with interim financing utilized in the acquisition of Thorn Americas until permanent financing was obtained. The after-tax effect of these items was $10.3 million. Calculated before the effects of these non-recurring expenses, net earnings increased by $24.3 million, or 69.3%.

Comparison of the Years ended December 31, 1998 and 1997

     During 1998 we acquired 1,637 stores, 15 of which were subsequently consolidated with existing locations and one of which was sold. These acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired operations have been included in the results of operations since the respective dates of acquisition. Primarily as a result of the effects of these acquisitions on our results of operations, comparisons of operating results for 1998 and 1997 may not be meaningful or indicative of future results.

     Total revenue increased by $478.2 million, or 144.2% to $809.7 million for 1998 from $331.5 million for 1997. The increase in total revenue was primarily attributable to the inclusion of 1,622 stores purchased in 1998, net of store consolidations. Total revenue exclusive of these 1,622 new stores increased by $44.8 million, or 15.4% to $334.9 million for 1998 from $290.1 million in 1997.

     Depreciation of rental merchandise increased by $107.4 million, or 187.7% to $164.7 million for 1998 from $57.2 million for 1997. Depreciation of rental merchandise expressed as a percent of total store rentals and fees revenue increased to 23.1% for 1998 from 20.8% for 1997. This increase was primarily attributable to lower rental rates on rental merchandise acquired in the 1998 acquisitions.

     Salaries and other expenses expressed as a percentage of total store rentals and fees revenue increased to 59.6% for 1998 from 59.0 % for 1997. This increase is attributable to the increase in salaries for employees and other expenses of the acquired stores immediately following the acquisitions. Occupancy costs also increased as a percentage of total store revenue due to the relocation of certain stores acquired in 1997 and 1998 to locations that are larger in square footage. Generally, revenue from these stores increased gradually while the additional payroll and occupancy costs were incurred immediately.

     General and administrative expenses expressed as a percentage of total revenue decreased from 4.0% in 1997 to 3.5% in 1998. Expressed as a percentage of total store rentals and fees revenue only, general and administrative expenses, exclusive of expenses relative to ColorTyme, decreased to 3.5% in 1998 from 3.8% in 1997. This decrease is primarily attributable to the leveraging of fixed and semi-fixed costs over a larger revenue base. Franchise general and administrative expenses as a percentage of franchise revenue totaled 4.9% in 1998, down from 5.3% in 1997. This decrease was primarily attributable to our continuous streamlining efforts associated with our franchise operations.

     Operating profit increased by $44.9 million, or 97.7%, to $90.8 million for 1998 from $45.9 million for 1997. This improvement was primarily due to an increase in both the number of items on rent and in revenue earned per item on rent in the stores acquired before 1998. The revenue increase exceeded increases in direct store expenses and the $11.5 million pre-tax non-recurring legal settlement expensed as a result of us settling certain class action litigation in New Jersey.

     Net earnings decreased by $1.1 million, or 4.3%, to $24.8 million in 1998 from $25.9 million in 1997. The decrease was primarily the result of us incurring non-recurring financing costs of $5.0 million associated with the interim financing utilized in the Thorn Americas acquisition, $2.5 million in losses on disposed Renters Choice signage as a result of the name change to Rent-A-Center, and $11.5 million relating to certain class action legal settlements, as well as increased interest expense relating to the financing required to complete the acquisitions completed in 1998. All of the above costs are stated gross of the effects of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity requirements are for debt service under our senior credit facilities, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. At December 31, 1999, we had in place an $800.0 million senior credit facility. The amounts outstanding under our senior credit facility, subordinated notes, and other indebtedness as of this date were approximately $671.5 million, $175.0 million, and $0.7 million, respectively.

     We purchased $513.9 million of rental merchandise during the year ended December 31, 1999.

     For the year ended December 31, 1999, cash provided by operating activities decreased by $35.7 million, from $6.4 million in 1998 to $(29.3) million in 1999. This decrease was primarily the result of investment in new rental merchandise required by our product mix rationalization strategy for the acquired Central Rents and Thorn Americas stores and for the settlement of litigation, partially offset by increased profitability in these acquired stores. Cash used in investing activities decreased by $941.1 million from $968.8 million in 1998 to $27.6 million in 1999, primarily due to the purchase of Central Rents and Thorn Americas occurring in 1998. Cash provided by financing activities was $44.8 million in 1999, compared to $991.4 million in 1998, which represented the source of funds for the purchase of Central Rents and Thorn Americas.

     Borrowings under the senior credit facility bear interest at varying rates equal to 0.25% to 1.75% over the designated prime rate, which was 8.50% per annum at December 31, 1999, or 1.25% to 2.75% over LIBOR, which was 6.50% at December 31, 1999, at our option. At December 31, 1999, the average rate on outstanding borrowings was 8.78%. During 1998, we entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500.0 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. These interest rate agreements have terms of three and five years. Borrowings were collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility is payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business.

     Principal and interest payments under the senior credit facilities, the subordinated notes, and other indebtedness represent significant liquidity requirements for us. As of March 21, 2000, we owed approximately $804.0 million under our various debt facilities and our subordinated notes. Under our various debt agreements, we will be required to make minimum principal payments totaling approximately $3.0 million in

2000, $12.9 million in 2001 and 2002, and $14.5 million in 2003 and 2004, plus applicable interest. Loans under the senior credit facilities not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us. As discussed earlier, as of March 21, 2000 we have pre-paid a further $43.2 million of our senior debt during 2000.

     Capital expenditures are made generally to maintain existing operations and for new capital assets in new and acquired stores. We spent $36.2 million on capital expenditures in the year ended December 31, 1999, and expect to spend a total of approximately $40.0 million on capital expenditures in the year ended December 31, 2000.

     Management is currently focusing its efforts on enhancing the operations and the depth of management in the acquired stores. During 2000, we have resumed our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as through opportunistic acquisitions. It is our intention to increase the number of stores in which we operate by an average of approximately 10-15% per year over the next several years.

     We plan to accomplish our future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in 12 to 15 months after its initial opening. Total financing requirements of a typical new store approximates $0.4 million, with roughly 80% to 85% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.

     We believe that the cashflow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, litigation costs, and our store expansion intentions during 2000. At December 31, 1999, we had 94.1 million available under our various debt agreements. The revolving credit facility provides us with revolving loans in an aggregate principal amount not exceeding $120.0 million. In addition, the $122.3 million letter of credit/multidraw facility (that was being used to support litigation assumed in connection with the Thorn Americas acquisition via a letter of credit) has been converted to a $85.0 million multi-draw facility following the termination of the letter of credit. During 1999, we funded the settlements of the Robinson, Boykin, Gallagher and Burney lawsuits. Please see the section entitled Legal Proceedings discussed earlier. As a result, and based upon our extensive review and analysis of our current outstanding litigation and the potential exposure thereon, we believe that litigation expenses related to outstanding litigation will not be significant in 2000.

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

INFLATION

     During the years ended December 31, 1999, 1998 and 1997, the cost of rental merchandise, lease expense and salaries and wages has increased modestly. The increases have not had a significant effect on our results of operations because we have been able to charge commensurately higher rental rates for our merchandise.

UPDATE ON YEAR 2000 COMPUTER ISSUES

     During 1999 we undertook initiatives to ensure that our systems were Year 2000 compliant as well as contacting major customers and vendors to assess their status. As of the date of this filing, we have not experienced any disruption of our operations due to Year 2000 issues. The cost of Year 2000 modifications have not been significant and no additional Year 2000 costs are anticipated.

QUARTERLY RESULTS

     The following table contains certain unaudited historical financial information for the quarters indicated.

                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER(3)   4TH QUARTER(4)
(In Thousands of Dollars, except per share data)  -----------   -----------   --------------   --------------
Year ended December 31, 1999(1)
            Revenues..........................     $344,697      $351,421        $350,420         $370,629
            Operating profit..................       41,702        45,788          48,960           53,573
            Net earnings......................       12,027        13,891          15,597           17,840
            Basic earnings per common share...         0.40          0.47            0.54             0.63
            Diluted earnings per common share...   $   0.35      $   0.41        $   0.46         $   0.52

Year ended December 31, 1998(2)
            Revenues..........................     $ 90,233      $103,313        $265,886         $350,284
            Operating profit..................       13,721        15,547          30,467           31,078
            Net earnings......................        7,856         8,529           4,643            3,730
            Basic earnings per common share...         0.32          0.34            0.13             0.05
            Diluted earnings per common share...   $   0.31      $   0.34        $   0.13         $   0.05

------------------------------

(1) During 1999, we did not acquire nor sell any stores. However, we did consolidate 51 stores into existing locations.

(2) During 1998, six stores were purchased during the first quarter; 177 stores were purchased during the second quarter; 1,450 stores were purchased during the third quarter; and four stores were purchased during the fourth quarter. Of the 1,637 stores acquired, 15 were subsequently consolidated with existing store locations. In addition, one store was opened during the first quarter, and one store was sold during the third quarter.

(3) During the third quarter of 1998, we incurred pre-tax non-recurring financing costs of $5.0 million associated with the interim financing utilized in the acquisition of Thorn Americas, and $2.5 million associated with effecting a name change of the Renters Choice stores to Rent-A-Center.

(4) During the fourth quarter of 1998, we charged $11.5 million (pre-tax) to earnings classified as class action legal settlements, in conjunction with the settlement of class action litigation in New Jersey.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 no later than the first quarter of fiscal year 2001. SFAS 133 is not expected to have a material impact on our consolidated financial statements.

     In November 1999, the SEC issued SAB No. 100, Restructuring and Impairment Charges which provides guidance regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. These SAB's are not expected to have any effect on our consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     As of December 31, 1999 we had $175.0 million in subordinated notes outstanding at a fixed interest rate of 11.0%. At this date, we also had $595.0 million in term loans outstanding, $17.2 million outstanding under revolving credit facilities, and $60.0 million outstanding under a multi-draw facility indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at December 31, 1999 was $179.8 million, which is $4.8 million in excess of their carrying value of $175.0 million. Unlike the subordinated notes, the $595.0 million in term loans, the $17.2 million outstanding under revolving credit facilities, and the $60.0 million outstanding under a multi-draw facility have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. These contracts have an average life of four years. Given the current capital structure, including our interest rate swap agreements, we have $172.2 million, or 20.3% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.7 million. The swap agreements had an aggregate fair value of $14.5 million and $(7.5) million at December 31, 1999 and 1998, respectively. A hypothetical 1.0% change in the LIBOR rate would affect the fair value of the swaps by approximately $15.6 million.

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

INTEREST RATE RISK

     We hold long-term debt with variable interest rates indexed to prime or LIBOR that exposes us to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, we have entered into certain interest rate swap contracts on $500.0 million of debt to pay a fixed rate of 5.59%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements required to be included in Item 8 are set forth in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(*)

ITEM 11. EXECUTIVE COMPENSATION(*)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(*)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(*)
------------------------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements

     Report Of Independent Certified Public Accountants.....  F-2
     Consolidated Financial Statements
                 Balance Sheets.............................  F-3
                 Statements Of Earnings.....................  F-4
                 Statement Of Stockholders' Equity..........  F-5
                 Statements Of Cash Flows...................  F-6
                 Notes to Consolidated Financial
                Statements..................................  F-8

     Schedules Supporting Financial Statements

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
     Commission are either not required under the related instructions or inapplicable.

CURRENT REPORTS ON FORM 8-K

     None.

EXHIBITS

     See attached Exhibit Index incorporated herein by reference.

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

Date: March 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE

                /s/ J. Ernest Talley                     Chairman of the Board and      March 21, 2000
-----------------------------------------------------    Chief Executive Officer
                  J. Ernest Talley                       (Principal Executive
                                                         Officer)

                 /s/ Mark E. Speese                      Vice Chairman of the Board     March 21, 2000
-----------------------------------------------------
                   Mark E. Speese

                /s/ L. Dowell Arnette                    President and Director         March 21, 2000
-----------------------------------------------------
                  L. Dowell Arnette

                 /s/ Robert D. Davis                     Senior Vice President --       March 21, 2000
-----------------------------------------------------    Finance, Treasurer and
                   Robert D. Davis                       Chief Financial Officer
                                                         (Principal Financial and
                                                         Accounting Officer)

                  /s/ J.V. Lentell                       Director                       March 21, 2000
-----------------------------------------------------
                    J.V. Lentell

             /s/ Joseph V. Mariner, Jr.                  Director                       March 21, 2000
-----------------------------------------------------
               Joseph V. Mariner, Jr.

                 /s/ Peter P. Copses                     Director                       March 21, 2000
-----------------------------------------------------
                   Peter P. Copses

                /s/ Laurence M. Berg                     Director                       March 21, 2000
-----------------------------------------------------
                  Laurence M. Berg

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

            Statements of Cash Flows                          F-6

Notes to Consolidated Financial Statements                    F-8

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Rent-A-Center, Inc.

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON LLP

Dallas, Texas
February 9, 2000

                      Rent-A-Center, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                 1999         1998
(In Thousands of Dollars)                                     ----------   ----------
ASSETS
     Cash and cash equivalents                                $   21,679   $   33,797
     Rental merchandise, net
       On rent                                                   425,469      311,650
       Held for rent                                             105,754       97,156
     Accounts receivable -- trade                                  3,883        3,296
     Prepaid expenses and other assets                            27,867       65,689
     Property assets, net                                         82,657       85,018
     Deferred income taxes                                       110,367      178,407
     Intangible assets, net                                      707,324      727,976
                                                              ----------   ----------

                                                              $1,485,000   $1,502,989
                                                              ==========   ==========

LIABILITIES
     Senior debt                                              $  672,160   $  630,700
     Subordinated notes payable                                  175,000      175,000
     Accounts payable -- trade                                    53,452       43,868
     Accrued liabilities                                         106,796      239,032
                                                              ----------   ----------
                                                               1,007,408    1,088,600

COMMITMENTS AND CONTINGENCIES                                         --           --

PREFERRED STOCK
     Redeemable convertible voting preferred stock, net of
      placement costs, $.01 par value; 5,000,000 shares
      authorized; 271,426 and 260,000 shares issued and
      outstanding in 1999 and 1998, respectively                 270,902      259,476

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 50,000,000 shares
      authorized; 25,297,458 and 25,073,583 shares issued in
      1999 and 1998, respectively                                    253          251
     Additional paid-in capital                                  105,627      101,781
     Retained earnings                                           125,810       77,881
                                                              ----------   ----------
                                                                 231,690      179,913
     Treasury stock, 990,099 shares at cost in 1999 and 1998     (25,000)     (25,000)
                                                              ----------   ----------
                                                                 206,690      154,913
                                                              ----------   ----------

                                                              $1,485,000   $1,502,989
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended December 31,

                                                                 1999        1998       1997
(In Thousands of Dollars, except per share data)              ----------   --------   --------
Revenues
  Store
     Rentals and fees                                         $1,270,885   $711,443   $275,344
     Merchandise sales                                            88,516     41,456     14,125
     Other                                                         2,177      7,282        679
  Franchise
     Merchandise sales                                            49,696     44,365     37,385
     Royalty income and fees                                       5,893      5,170      4,008
                                                              ----------   --------   --------
                                                               1,417,167    809,716    331,541

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                          265,486    164,651     57,223
     Cost of merchandise sold                                     74,027     32,056     11,365
     Salaries and other expenses                                 770,572    423,750    162,458
  Franchise cost of merchandise sold                              47,914     42,886     35,841
                                                              ----------   --------   --------
                                                               1,157,999    663,343    266,887

  General and administrative expenses                             42,029     28,715     13,304
  Amortization of intangibles                                     27,116     15,345      5,412
  Class action litigation settlements                                 --     11,500         --
                                                              ----------   --------   --------

       Total operating expenses                                1,227,144    718,903    285,603
                                                              ----------   --------   --------

       Operating profit                                          190,023     90,813     45,938

Interest expense                                                  75,673     39,144      2,194
Non-recurring financing costs                                         --      5,018         --
Interest income                                                     (904)    (2,004)      (304)
                                                              ----------   --------   --------

       Earnings before income taxes                              115,254     48,655     44,048

Income tax expense                                                55,899     23,897     18,170
                                                              ----------   --------   --------

       NET EARNINGS                                               59,355     24,758     25,878

Preferred dividends                                               10,039      3,954         --
                                                              ----------   --------   --------

Net earnings allocable to common stockholders                 $   49,316   $ 20,804   $ 25,878
                                                              ==========   ========   ========

Basic earnings per common share                               $     2.04   $   0.84   $   1.04
                                                              ==========   ========   ========

Diluted earnings per common share                             $     1.74   $   0.83   $   1.03
                                                              ==========   ========   ========

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Common Stock     Additional
                                             ---------------    Paid-In     Retained   Treasury
                                             Shares   Amount    Capital     Earnings    Stock      Total
              (In Thousands)                 ------   ------   ----------   --------   --------    -----
Balance at January 1, 1997                   24,791    $248     $ 98,010    $ 27,245   $     --   $125,503

  Net earnings                                   --      --           --      25,878         --     25,878
  Exercise of stock options                     114       1          950          --         --        951
  Tax benefits related to exercise of stock
    options                                      --      --          421          --         --        421
                                             ------    ----     --------    --------   --------   --------

Balance at December 31, 1997                 24,905     249       99,381      53,123         --    152,753

  Net earnings                                   --      --           --      24,758         --     24,758
  Purchase of treasury stock -- 990 shares       --      --           --          --    (25,000)   (25,000)
  Exercise of stock options                     169       2        1,872          --         --      1,874
  Tax benefits related to exercise of stock
    options                                      --      --          528          --         --        528
                                             ------    ----     --------    --------   --------   --------

Balance at December 31, 1998                 25,074     251      101,781      77,881    (25,000)   154,913

  Net earnings                                   --      --           --      59,355         --     59,355
  Preferred dividends                            --      --           --     (11,426)        --    (11,426)
  Exercise of stock options                     223       2        3,318          --         --      3,320
  Tax benefits related to exercise of stock
    options                                      --      --          528          --         --        528
                                             ------    ----     --------    --------   --------   --------

Balance at December 31, 1999                 25,297    $253     $105,627    $125,810   $(25,000)  $206,690
                                             ======    ====     ========    ========   ========   ========

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                1999         1998       1997
                 (In Thousands of Dollars)                    ---------   ----------   -------

Cash flows from operating activities
  Net earnings                                                $  59,355   $   24,758   $25,878
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
    Depreciation of rental merchandise                          265,486      164,651    57,223
    Depreciation of property assets                              31,313       17,482     5,601
    Amortization of intangibles                                  27,116       15,345     5,412
    Non-recurring charges -- loss on assets related to name
       change                                                        --        2,451        --
    Amortization of financing fees                                2,608        1,326        --
  Changes in operating assets and liabilities, net of
    effects of acquisitions
    Rental merchandise                                         (387,903)    (171,263)  (64,346)
    Accounts receivable -- trade                                   (587)        (155)      182
    Prepaid expenses and other assets                             6,522        5,240     1,252
    Deferred income taxes                                        64,231       20,565      (341)
    Accounts payable -- trade                                     9,584      (27,508)   (5,112)
    Accrued liabilities                                        (106,975)     (46,492)    3,033
                                                              ---------   ----------   -------

       Net cash provided by (used in) operating activities      (29,250)       6,400    28,782

  Cash flows from investing activities

    Purchase of property assets                                 (36,211)     (21,860)  (10,446)
    Proceeds from sale of property assets                         8,563          740       376
    Acquisitions of businesses, net of cash acquired                 --     (947,655)  (30,491)
                                                              ---------   ----------   -------

       Net cash used in investing activities                    (27,648)    (968,775)  (40,561)
                                                              ---------   ----------   -------

  Cash flows from financing activities

    Purchase of treasury stock                                       --      (25,000)       --
    Financing fees paid                                              --      (24,017)       --
    Proceeds from issuance of preferred stock, net of
       issuance costs                                                --      259,476        --
    Exercise of stock options                                     3,320        1,874       951
    Proceeds from debt                                          320,815    1,258,464    80,656
    Repayments of debt                                         (279,355)    (479,369)  (71,004)
                                                              ---------   ----------   -------

       Net cash provided by financing activities                 44,780      991,428    10,603
                                                              ---------   ----------   -------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (12,118)      29,053    (1,176)

Cash and cash equivalents at beginning of year                   33,797        4,744     5,920
                                                              ---------   ----------   -------

Cash and cash equivalents at end of year                      $  21,679   $   33,797   $ 4,744
                                                              =========   ==========   =======

        The accompanying notes are an integral part of these statements.

                      Rent-A-Center, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                               1999      1998      1997
(In Thousands of Dollars)                                     -------   -------   -------
Supplemental cash flow information

  Cash paid during the year for:

     Interest                                                 $76,653   $26,091   $ 1,962
     Income taxes                                             $ 4,631   $10,212   $13,893

Supplemental schedule of non-cash investing and financing activities

                                                               1999        1998         1997
                                                              -------   -----------   --------
Fair value of assets acquired, including cash of $56,027 in
  1998                                                        $    --   $ 1,340,480   $ 30,491
Cash paid                                                          --    (1,003,682)   (30,491)
                                                              -------   -----------   --------

Liabilities assumed                                           $    --   $   336,798   $     --
                                                              =======   ===========   ========

During 1999, the Company paid preferred dividends of approximately $11.4 million by issuing 11,426 shares of preferred stock.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

The accompanying financial statements include the accounts of Rent-A-Center, Inc. (Rent-A-Center), and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. Rent-A-Center's sole operating segment consists of leasing household durable goods to customers on a rent-to-own basis. At December 31, 1999, the Company operated 2,075 stores which were located throughout the United States, the District of Columbia and the Commonwealth of Puerto Rico.

ColorTyme, Inc. (ColorTyme), the only subsidiary with substantive operations, is a nationwide franchisor of 365 franchised rental centers operating in 42 states. These rental centers offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme's primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues are generated primarily from royalties based on franchisees' monthly gross revenues.

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

Rental Revenue and Fees

Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term. No revenue is accrued because the customer can cancel the rental contract at any time and the Company cannot enforce collection for non-payment of rents.

ColorTyme's revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS (continued)

Property Assets and Related Depreciation

Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally five years) by the straight-line method. Leasehold improvements are amortized over the term of the applicable leases by the straight-line method.

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

Earnings Per Common Share

Basic earnings per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options and the assumed conversion of convertible securities at the beginning of the year, or for the period outstanding during the year for current year issuances.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $55.8 million, $37.2 million, and $13.7 million in 1999, 1998 and 1997, respectively.

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

                      Rent-A-Center, Inc. and Subsidiaries

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS (continued)

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage interest rate risk on its variable rate debt. Amounts due to or from counterparties are recorded in interest income or expense as incurred.

Reclassifications

Certain reclassifications have been made to prior year financial information in order to conform to the 1999 presentation.

NOTE B -- ACQUISITIONS

On August 5, 1998, the Company acquired all of the outstanding common stock of Thorn Americas, Inc. (Thorn), which operated 1,409 stores, for approximately $900 million in cash. The acquisition, together with the increased working capital requirements of the combined entity, was financed via $720 million in variable-rate senior debt maturing in 6 to 8.5 years, $175 million of 11% senior subordinated debt maturing in 10 years, and $260 million of redeemable convertible voting preferred stock. The purchase price exceeded the fair value of net assets acquired, as adjusted below, by approximately $596 million, which has been recorded as goodwill and is being amortized over 30 years.

During 1999, goodwill relating to the Thorn acquisition was increased by approximately $5.4 million as a result of downward adjustments to the fair value of the net assets acquired, the largest of which was a $3.8 million decrease in deferred tax assets (Note J).

In conjunction with the Thorn acquisition, the Company terminated substantially all of the existing Thorn home office employees (approximately 550), and discontinued using Thorn's distribution facilities. As a result, at acquisition the Company recorded liabilities for employee termination costs, primarily related to severance agreements, of approximately $21.4 million and costs associated with the discontinued use of leased distribution and store facilities of approximately $18.4 million. As of December 31, 1999, all of the termination costs and $12.9 million of the costs associated with the discontinued use of the leased distribution and store facilities had been paid.

At acquisition, the Company recorded an accrual of approximately $125 million for estimated probable losses on Thorn litigation, including $34.5 million related to Fogie v. Thorn Americas, Inc. and Willis v. Thorn Americas, Inc. The Company was indemnified by the seller for losses relating to the Fogie and Willis cases, and had recorded a corresponding receivable. As of December 31, 1999 approximately $110 million has been paid in settlement of certain of the acquired litigation. Details regarding acquired litigation and related settlements are described in Note K.

In May 1998, the Company acquired substantially all of the assets of Central Rents, Inc. (Central Rents), which consisted of 176 stores, for approximately $100 million in cash. The purchase price exceeded the fair value of assets acquired by approximately $72 million, which has been recorded as goodwill and is being amortized over 30 years.

The Company also acquired the assets of 52 stores in 14 separate transactions during 1998 for approximately $26.4 million. All acquisitions have been accounted for as purchases, and the operating results of the acquired businesses have been included in the financial statements of the Company since their date of acquisition.

The following pro forma information combines the results of operations as if the acquisitions of Thorn and Central Rents had been consummated as of the beginning of 1998, after including the impact of adjustments for amortization of intangibles, and the impact of interest expense and preferred dividends as a result of

                      Rent-A-Center, Inc. and Subsidiaries

NOTE B -- ACQUISITIONS (continued)

acquisition financing. The results of operations of the other acquired stores were not material in relation to the Company's consolidated results of operations.

                                                             Year ended
                                                            December 31,
                                                                1998
(In Thousands of Dollars, except per share data)            ------------
Revenues                                                     $1,377,864
Net earnings allocable to common stockholders                     5,258
Basic earnings per common share                                    0.21
Diluted earnings per common share                                  0.21

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had these acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE C -- RENTAL MERCHANDISE

                                                                 December 31,
                                                              -------------------
                                                                1999       1998
(In Thousands of Dollars)                                     --------   --------
On rent
  Cost                                                        $633,360   $414,089
  Less accumulated depreciation                                207,891    102,439
                                                              --------   --------
                                                              $425,469   $311,650
                                                              ========   ========

Held for rent
  Cost                                                        $122,984   $105,539
  Less accumulated depreciation                                 17,230      8,383
                                                              --------   --------
                                                              $105,754   $ 97,156
                                                              ========   ========

NOTE D -- PROPERTY ASSETS

                                                                December 31,
                                                              -----------------
                                                               1999      1998
(In Thousands of Dollars)                                     -------   -------
Furniture and equipment                                       $57,879   $35,025
Transportation equipment                                       29,498    31,287
Building and leasehold improvements                            43,009    38,629
Construction in progress                                          786       768
                                                              -------   -------
                                                              131,172   105,709
Less accumulated depreciation                                  48,515    20,691
                                                              -------   -------
                                                              $82,657   $85,018
                                                              =======   =======

                      Rent-A-Center, Inc. and Subsidiaries

NOTE E -- INTANGIBLE ASSETS

                                                                               December 31,
                                                            Amortization    -------------------
                                                               Period         1999       1998
(In Thousands of Dollars)                                   -------------   --------   --------
Noncompete agreements                                       2 - 5 years     $  5,152   $  5,152
Franchise network                                           10 years           3,000      3,000
Goodwill                                                    20 - 30 years    748,251    741,786
Other                                                       Various              142      1,178
                                                                            --------   --------
                                                                             756,545    751,116
Less accumulated amortization                                                 49,221     23,140
                                                                            --------   --------
                                                                            $707,324   $727,976
                                                                            ========   ========

NOTE F -- SENIOR DEBT

In conjunction with the acquisition of Thorn, the Company entered into a Senior Credit Facility (the Facility) with a syndicate of banks. The Company also has other debt facilities. Senior debt consists of the following:

                                                      December 31, 1999                    December 31, 1998
                                              ----------------------------------   ----------------------------------
                                   Facility   Maximum      Amount       Amount     Maximum      Amount       Amount
                                   Maturity   Facility   Outstanding   Available   Facility   Outstanding   Available
(In Thousand of Dollars)           --------   --------   -----------   ---------   --------   -----------   ---------
Senior Credit Facility:
  Term Loan "A"                      2004     $99,443     $ 99,443      $    --    $105,100    $105,100      $    --
  Term Loan "B"                      2006     222,918      222,918           --    236,500      236,500           --
  Term Loan "C"                      2007     272,639      272,639           --    289,100      289,100           --
  Revolver (1)                       2004     120,000       16,500       64,800    120,000           --       67,600
  Letter of Credit/
    Multi-Draw (2)                   2004      85,000       59,950       25,050    122,300           --           --
                                              --------    --------      -------    --------    --------      -------
                                              800,000      671,450       89,850    873,000      630,700       67,600
Other Indebtedness:
  Revolver                           2000       5,000          710        4,290      2,000           --        2,000
                                              --------    --------      -------    --------    --------      -------
Total Debt Facilities                         $805,000    $672,160      $94,140    $875,000    $630,700      $69,600
                                              ========    ========      =======    ========    ========      =======

(1) As at December 31, 1999 and 1998 the amounts available under the Company's revolver facility is reduced by approximately $38.7 million and $52.4 million, respectively, for outstanding letter of credit. These letters of credit are used to support the Company's litigation and insurance obligations.

(2) The $122.3 million letter of credit/multi-draw facility in 1998 was being used to support litigation assumed in the Thorn acquisition via a letter of credit. Following the termination of the letter of credit in 1999, the facility was converted to an $85.0 million multi-draw facility.

Borrowings under the Facility bear interest at varying rates equal to 0.25% to 1.75% over the designated prime rate (8.50% per annum at December 31, 1999) or 1.25% to 2.75% over LIBOR (6.50% at December 31, 1999) at the Company's option, and are subject to quarterly adjustments based on certain leverage ratios. At December 31, 1999 and 1998, the average rate on outstanding borrowings was 8.78% and 8.03%, respectively. A commitment fee equal to 0.25% to 0.50% of the unused portion of the Facility is payable quarterly.

The Facility is collateralized by substantially all of the Company's tangible and intangible assets, and is unconditionally guaranteed by each of the Company's subsidiaries. In addition, the Facility contains several financial covenants as defined therein, including a maximum leverage ratio, a minimum interest coverage

                      Rent-A-Center, Inc. and Subsidiaries

NOTE F -- SENIOR DEBT (continued)

ratio, and a minimum fixed charge coverage ratio, as well as restrictions on capital expenditures, additional indebtedness, and the disposition of assets not in the ordinary course of business.

During 1998, the Company entered into three interest rate swap agreements to limit the effect of increases in interest rates. These agreements expire in 2001 and 2003, and have an aggregate notional principal amount of $500 million. The effect of these agreements is to limit the Company's interest rate exposure by fixing the LIBOR rate at 5.59%. The agreements had no cost to the Company, and at December 31, 1999 and 1998 they had aggregate fair values of $14.5 million and $(7.5) million, respectively.

The following are scheduled maturities of senior debt at December 31, 1999:

Year ending
December 31,
------------                                                   (In Thousands of Dollars)
2000                                                                   $ 16,059
2001                                                                     33,219
2002                                                                     36,533
2003                                                                     39,848
2004                                                                     95,693
Thereafter                                                              450,808
                                                                       --------
                                                                       $672,160
                                                                       ========

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

Set forth below is certain summarized combined financial information (within the meaning of Rule 1-02(bb) of Regulation S-X) for the Guarantors, as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999. The summarized combined financial information includes ColorTyme, Inc. and Advantage Companies, Inc. from the dates they were acquired or formed by the Company (May 1996 and November 1998, respectively) and is presented using the push-down basis of

                      Rent-A-Center, Inc. and Subsidiaries

NOTE G -- SUBORDINATED NOTES PAYABLE (continued)

accounting. Separate financial statements and other disclosures concerning the Guarantors have not been included because management believes that they are not material to investors.

                                                                 December 31,
Balance Sheet Data                                            ------------------
                                                                1999      1998
                                                              --------   -------
(In Thousands of Dollars)

Accounts receivable, net                                      $  3,840   $ 3,296
Intangible assets, net                                         369,838     3,136
Deferred taxes                                                   2,777     4,276
Total assets                                                   380,099    11,676
Total liabilities                                                4,518     3,921

                                                                Year ended December 31,
Statements of Earnings Data                                   ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
(In Thousands of Dollars)

Total revenues                                                $55,587   $48,285   $42,036
Franchise cost of merchandise sold                             47,914    41,974    36,301
Net earnings (loss)                                            (9,732)    2,109     2,018

NOTE H -- ACCRUED LIABILITIES

                                                                 December 31,
                                                              -------------------
                                                                1999       1998
(In Thousands of Dollars)                                     --------   --------

Taxes other than income                                       $ 19,228   $ 13,869
Income taxes payable                                               276         --
Accrued litigation costs                                        19,163    122,326
Accrued insurance costs                                         22,473     27,049
Accrued compensation and other                                  45,656     75,788
                                                              --------   --------
                                                              $106,796   $239,032
                                                              ========   ========

NOTE I -- REDEEMABLE CONVERTIBLE VOTING PREFERRED STOCK

During 1998, the Company issued 260,000 shares of redeemable convertible voting preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Placement costs of approximately $0.5 million were charged against these proceeds to arrive at the original carrying value.

The preferred stock is convertible, at any time, into shares of the Company's common stock at a conversion price equal to $27.935 per share, and has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions may be made to holders of common stock until the holders of the preferred stock have received the liquidation preference. Dividends accrue on a quarterly basis, at the rate of $37.50 per annum, per share. Under the terms of the subordinated notes, preferred dividends must be paid in additional preferred stock until 2003, after which the Company can pay the dividends in cash or additional preferred

                      Rent-A-Center, Inc. and Subsidiaries

NOTE I -- REDEEMABLE CONVERTIBLE VOTING PREFERRED STOCK (continued)

stock. During 1999, the Company paid approximately $11.4 million in preferred dividends by issuing 11,426 shares of preferred stock.

The preferred stock is not redeemable until 2002, after which time the Company may, at its option, redeem the shares at 105% of the liquidation preference plus accrued and unpaid dividends. Holders of the preferred stock have the right to require the Company to redeem the preferred stock upon a change of control, if the Company ceases to be listed on a United States national securities exchange or the NASDAQ National Market System, or upon the eleventh anniversary of the issuance of the preferred stock, at a price equal to the liquidation preference value.

Holders of the preferred stock are entitled to two seats on the Company's Board of Directors, and are entitled to vote on all matters presented to the holders of the Company's common stock. The number of votes per preferred share is equal to the number of votes associated with the underlying voting common stock into which the preferred stock is convertible.

NOTE J -- INCOME TAXES

The components of the income tax provision are as follows:

                                                                Year ended December 31,
                                                              ----------------------------
                                                                1999      1998      1997
(In Thousands of Dollars)                                     --------   -------   -------
Current expense (benefit)
  Federal                                                     $(10,770)  $    --   $15,028
  State                                                            815     1,756     1,911
  Foreign                                                        1,623     1,576     1,572
                                                              --------   -------   -------
     Total current                                              (8,332)    3,332    18,511
                                                              --------   -------   -------
Deferred expense
  Federal                                                       57,342    18,377      (351)
  State                                                          6,889     2,188        10
                                                              --------   -------   -------
     Total deferred                                             64,231    20,565      (341)
                                                              --------   -------   -------
     Total                                                    $ 55,899   $23,897   $18,170
                                                              ========   =======   =======

The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                                              Year ended December 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
Tax at statutory rate                                         35.0%     35.0%     35.0%
State income taxes, net of federal benefit                    5.5%      5.1%       4.6%
Effect of foreign operations, net of foreign tax credits      0.3%      0.3%       0.4%
Goodwill amortization                                         6.4%      7.3%       1.1%
Other, net                                                    1.3%      1.4%       0.2%
                                                              ----      ----      ----
Total                                                         48.5%     49.1%     41.3%
                                                              ====      ====      ====

                      Rent-A-Center, Inc. and Subsidiaries

NOTE J -- INCOME TAXES (continued)

Deferred tax assets and liabilities consist of the following:

                                                                 December 31,
                                                              -------------------
                                                                1999       1998
                 (In Thousands of Dollars)                    --------   --------
Deferred tax assets
  Net operating loss carryforwards                            $ 91,232   $ 28,067
  Rental merchandise                                                --      1,601
  Accrued expenses                                              27,005     83,387
  Intangible assets                                             25,285     39,984
  Property assets                                               17,530     14,692
  Other tax credit carryforwards                                 2,835     12,843
  Other                                                            311         --
                                                              --------   --------
                                                               164,198    180,574
Deferred tax liability
  Rental merchandise                                           (53,831)        --
  Other                                                             --     (2,167)
                                                              --------   --------
          Net deferred tax asset                              $110,367   $178,407
                                                              ========   ========

The Company has Federal net operating loss carryforwards of approximately $230.4 million at December 31, 1999. Approximately $10.8 million of the Federal net operating loss carryforwards were acquired in connection with purchased companies, expire between 2005 and 2010, and are limited to approximately $3.5 million per year. The Company also has various state net operating loss carryforwards. The Company generated $79.4 million and $152.8 million of Federal net operating loss carryforwards in 1999 and 1998, respectively, as a result of events relating to the acquisition of Thorn such as the payment of change of control bonuses and severance to former employees, the sale of Thorn's non-rent-to-own businesses and its corporate headquarters, the abandonment of certain internally developed software, and litigation settlement payments. These carryforwards expire in 2018 and 2019.

During 1999, the Company completed its analysis of the tax bases of assets and liabilities acquired in the Thorn acquisition, resulting in a decrease in its deferred tax asset of $3.8 million and a corresponding increase in goodwill.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE K -- COMMITMENTS AND CONTINGENCIES

The Company leases its office and store facilities and certain delivery vehicles. Rental expense was $96.8 million, $51.4 million and $22.0 million for 1999, 1998 and 1997, respectively. Future minimum rental payments under operating leases with remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

Year ending
December 31,
------------                                                   (In Thousands of Dollars)
2000                                                                   $ 79,306
2001                                                                     79,459
2002                                                                     79,601
2003                                                                     79,862
2004                                                                     80,275
Thereafter                                                                8,923
                                                                       --------
                                                                       $407,426
                                                                       ========

From time to time, the Company, along with its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. The majority of the material proceedings involve claims that may be generally categorized as recharacterization claims and statutory compliance claims. Recharacterization claims generally involve claims (i) in states that do not have rent-to-own legislation, (ii) that rent-to-own transactions are disguised installment sales in violation of applicable state installment statutes, and (iii) that allege greater damages. Statutory compliance claims generally involve claims (i) in states that have rent-to-own legislation, (ii) that the operator failed to comply with applicable state rental purchase statutes (e.g., notices and late fees), and (iii) that allege lesser damages. The Company is currently a party to the following material litigation:

Murray v. Rent-A-Center, Inc. In May 1999, the plaintiffs filed this class action lawsuit in Missouri, alleging that the Company discriminated against African Americans in its hiring, compensation, promotion and termination policies. Plaintiffs alleged no specific amount of damages in their complaint. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend this action. However, given the early stage of this proceeding, there can be no assurance that the Company will prevail without liability.

Otero v. Rent-A-Center, Inc. In September 1999, the plaintiff filed this class action lawsuit in California alleging that the classification of and pay to the Company's executive assistant managers and inside/outside managers is contrary to California wage and hour laws. Plaintiff's complaint seeks class certification, unspecified compensatory and penalty damages, injunctive relief, attorney's fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The Company intends to vigorously defend itself in this matter. However, given the early stage of this proceeding, there can be no assurance that the Company will prevail without liability.

Colon v. Thorn Americas, Inc. In November 1997, the plaintiffs filed this statutory compliance class action lawsuit in New York alleging various statutory violations of New York consumer protection laws. The plaintiffs are seeking damages, punitive damages, interest, attorney's fees and certain injunctive relief. Although the Company intends to vigorously defend itself in this action, the ultimate outcome cannot presently be determined, and there can be no assurance that the Company will prevail without liability.

An adverse ruling in one or more of the aforementioned cases could have a material and adverse effect on the Company's consolidated financial statements.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE K -- COMMITMENTS AND CONTINGENCIES (continued)

During 1999, the Company funded the $11.5 million settlement of its two existing class action lawsuits in New Jersey, together with the $48.5 million settlement of Robinson v. Thorn Americas, Inc. The settlement of the Company's existing litigation resulted in a charge to earnings in 1998, classified as class action legal settlements. In addition, the Company settled and funded Anslono v. Thorn Americas, Inc. during the year. Both the Robinson and Anslono cases were acquired in the Thorn acquisition, and the Company made appropriate purchase accounting adjustments for liabilities associated with this litigation.

In addition, Fogie v. Thorn Americas, Inc., was acquired in the Thorn acquisition; however, the Company received full indemnification from the seller for any incurred losses. In December 1991, the plaintiffs filed this class action in Minnesota alleging that Thorn's rent-to-own contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. In April 1998, the court entered a final judgment against Thorn for approximately $30.0 million. Following an unsuccessful appeal in August 1999, Thorn plc deposited the judgment amount in an escrow account supervised by plaintiff's counsel and the court in October 1999. The administration of the judgment and payment of class members' claims is now underway.

The Company is also involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE L -- STOCK BASED COMPENSATION

In November 1994, the Company established a long-term incentive plan(the Plan) for the benefit of certain key employees and directors. Under the plan, up to 4,500,000 shares of the Company's common shares may be reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to employees under the plan become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At December 31, 1999, there were 334,600 shares reserved for issuance under the Plan.

The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for all other stock-based compensation is accounted for under SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with

                      Rent-A-Center, Inc. and Subsidiaries

NOTE L -- STOCK BASED COMPENSATION (continued)

the methodology prescribed by SFAS 123, the Company's 1999, 1998 and 1997 net earnings and earnings per common share would be reduced to the pro forma amounts indicated as follows:

                                                                Year ended December 31,
                                                              ---------------------------
                                                               1999      1998      1997
(In Thousands of Dollars, except per share data)              -------   -------   -------
Net earnings allocable to common stockholders
As reported                                                   $49,316   $20,804   $25,878
Pro forma                                                     $41,011   $17,580   $23,967

Basic earnings per common share
As reported                                                   $  2.04   $  0.84   $  1.04
Pro forma                                                     $  1.69   $  0.71   $  0.96

Diluted earnings per common share
As reported                                                   $  1.74   $  0.83   $  1.03
Pro forma                                                     $  1.50   $  0.70   $  0.95

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 50 percent; risk-free interest rates of 6.50%, 5.55% and 6.47% in 1999, 1998, and 1987, respectively; no dividend yield; and expected lives of seven years.

                                        1999                    1998                   1997
                                ---------------------   --------------------   --------------------
                                             Weighted               Weighted               Weighted
                                             average                average                average
                                             exercise               exercise               exercise
                                  Shares      price      Shares      price      Shares      price
                                ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year                           3,493,763    $23.96    1,324,250    $16.39    1,142,050    $15.74
Granted                          2,042,250     24.42    2,680,000     26.65      859,000     16.54
Exercised                         (173,875)    12.05     (168,862)     8.95     (113,925)     8.39
Forfeited                       (1,772,100)    24.81     (341,625)    18.28     (562,875)    17.13
                                ----------              ---------              ---------

Outstanding at end of year       3,590,038    $23.57    3,493,763    $23.96    1,324,250    $16.39
                                ==========              =========              =========

Options exercisable at end of
  year                             819,739    $20.78      377,263    $16.43      282,375    $14.53

                      Rent-A-Center, Inc. and Subsidiaries

NOTE L -- STOCK BASED COMPENSATION (continued)

The weighted average fair value per share of options granted during 1999, 1998 and 1997, was $14.38, $15.22, and $9.93, respectively, all of which were granted at market value. Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                                           Options outstanding
                                           ---------------------------------------------------
                                                         Weighted average
                                             Number          remaining       Weighted average
        Range of exercise prices           outstanding   contractual life     exercise price
        ------------------------           -----------   -----------------   -----------------
$3.34 to $6.67                                137,063       5.36 years            $ 6.58
$6.68 to $18.50                               687,350       8.63 years            $16.89
$18.51 to $28.50                            2,439,625       8.73 years            $25.66
$28.51 to $30.50                              326,000       9.23 years            $30.50
                                            ---------
                                            3,590,038
                                            =========

                                                                    Options exercisable
                                                              -------------------------------
                                                                Number      Weighted average
                  Range of exercise prices                    exercisable    exercise price
                  ------------------------                    -----------   -----------------
$3.34 to $6.67                                                  137,063          $ 6.58
$6.68 to $18.50                                                 134,163          $15.40
$18.51 to $28.50                                                521,513          $26.25
$28.51 to $30.50                                                 27,000          $30.50
                                                                -------
                                                                819,739
                                                                =======

NOTE M -- 401(k) PLAN

The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed twelve months of service. Employees may elect to contribute up to 15% of their eligible compensation on a pre-tax basis, subject to limitations. The Company may make discretionary matching contributions to the plan. During 1999, 1998 and 1997, the Company made matching contributions of $2,283,575, $1,393,386, and $60,487 respectively, which represents 25% of the employees' contributions to the plan up to an amount not to exceed 4% of each employees' respective compensation.

NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, senior debt and subordinated notes payable. The carrying amount of cash and cash equivalents approximates fair value at December 31, 1999 and 1998, because of the short maturities of these instruments. The Company's senior debt is variable rate debt that reprices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 1999 the fair value of the subordinated notes was $179.8 million, which is $4.8 million in excess of their carrying value of $175.0 million. Information relating to the fair value of the Company's interest rate swap agreements is set forth in Note F.

                      Rent-A-Center, Inc. and Subsidiaries

NOTE O -- EARNINGS PER COMMON SHARE

Summarized basic and diluted earnings per common share were calculated as follows:

(In Thousands of Dollars, except per share data)                           1999
                                                             ---------------------------------
                                                             Net Earnings   Shares   Per Share
                                                             ------------   ------   ---------
Basic earnings per common share                                $49,316      24,229     $2.04
Effect of dilutive stock options                                    --         319
Effect of preferred dividend                                    10,039       9,583
                                                               -------      ------
Diluted earnings per common share                              $59,355      34,131     $1.74
                                                               =======      ======

                                                                           1998
                                                             ---------------------------------
                                                             Net Earnings   Shares   Per Share
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
                                                               =======      ======

                                                                           1997
                                                             ---------------------------------
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

For 1999, 1998 and 1997, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore their effect would have anti-dilutive, was 1,707,947, 498,201, and 339,235 respectively.

NOTE P -- UNAUDITED QUARTERLY DATA

Summarized quarterly financial data for 1999 and 1998 is as follows:

                                                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
(In Thousands of Dollars, except per share data)  -----------   -----------   -----------   -----------
Year ended December 31, 1999

  Revenues                                         $344,697      $351,421      $350,420      $370,629
  Operating profit                                   41,702        45,788        48,960        53,573
  Net earnings                                       12,027        13,891        15,597        17,840
  Basic earnings per common share                      0.40          0.47          0.54          0.63
  Diluted earnings per common share                    0.35          0.41          0.46          0.52

                      Rent-A-Center, Inc. and Subsidiaries

NOTE P -- UNAUDITED QUARTERLY DATA (continued)

                                                 1st Quarter   2nd Quarter   3rd Quarter(1)   4th Quarter(2)
(In Thousands of Dollars, except per share data) -----------   -----------   --------------   --------------
Year ended December 31, 1998

  Revenue                                          $90,233      $103,313        $265,886         $350,284
  Operating profit                                  13,721        15,547          30,467           31,078
  Net earnings                                       7,856         8,529           4,643            3,730
  Basic earnings per common share                     0.32          0.34            0.13             0.05
  Diluted earnings per common share                   0.31          0.34            0.13             0.05

(1) During the third quarter of 1998, the Company incurred pre-tax non-recurring financing costs of $5.0 million associated with the interim financing utilized in the Thorn acquisition, and $2.5 million in losses on disposed Renters Choice signage as a result of the name change to "Rent-A-Center".

(2) During the fourth quarter of 1998, the Company charged $11.5 million (pre-tax) to earnings for certain non-recurring class action legal settlements as described in Note K.

NOTE Q -- RELATED PARTY TRANSACTIONS

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

EXHIBIT INDEX

 EXHIBIT
 NUMBER    EXHIBIT DESCRIPTION
 -------   -------------------
 2.1(1)    -- Asset Purchase Agreement, dated May 1, 1998, by and among
           Renters Choice, Inc., Central Rents, Inc., Central Rents
           Holding, Inc. and Banner Holdings, Inc. (Pursuant to the
           rules of the Commission, the schedules and exhibits have
           been omitted. Upon the request of the Commission, Renters
           Choice will supplementally supply such schedules and
           exhibits to the Commission.)
 2.2(2)    -- Letter Agreement, dated as of May 26, 1998, by and among
           Renters Choice, Inc., Central Rents, Inc., Central Rents
           Holding, Inc. and Banner Holdings, Inc. (Pursuant to the
           rules of the Commission, the schedules and exhibits have
           been omitted. Upon the request of the Commission, Renters
           Choice will supplementally supply such schedules and
           exhibits to the Commission.)
 2.3(3)    -- Stock Purchase Agreement, dated as of June 16, 1998,
           among Renters Choice, Inc., Thorn International BV and Thorn plc (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the
           Commission, the Company will supplementally supply such
           schedules and exhibits to the Commission.)
 3.1(4)    -- Amended and Restated Certificate of Incorporation of
           Renters Choice
 3.2(5)    -- Certificate of Amendment to the Amended and Restated
           Certificate of Incorporation of Renters Choice
 3.3(6)    -- Amended and Restated Bylaws of Rent-A-Center
 4.1(7)    -- Form of Certificate evidencing Common Stock
 4.2(8)    -- Certificate of Designations, Preferences and Relative
           Rights and Limitations of Series A Preferred Stock of
           Renters Choice, Inc.
 4.3(9)    -- Certificate of Designations, Preferences and Relative
           Rights and Limitations of Series B Preferred Stock of
           Renters Choice, Inc.
 4.4(10)   -- Indenture, dated as of August 18, 1998, by and among
           Renters Choice, Inc., as Issuer, ColorTyme, Inc. and
           Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ
           Schroder Bank & Trust Company, as Trustee
 4.5(11)   -- Form of Certificate evidencing Series A Preferred Stock
 4.6(12)   -- Form of Exchange Note
 4.7(13)   -- First Supplemental Indenture, dated as of December 31,
           1998, by and among Renters Choice Inc., Rent-A-Center, Inc.,
           ColorTyme, Inc., Advantage Companies, Inc. and IBJ Schroder
           Bank & Trust Company, as Trustee.
10.1(14)   -- Amended and Restated 1994 Renters Choice, Inc. Long-Term
           Incentive Plan
10.2(15)   -- Credit Agreement, dated August 5, 1998, among Renters
           Choice, Inc., Comerica Bank, as Documentation Agent,
           NationsBank N.A., as Syndication Agent, and The Chase
           Manhattan Bank, as Administrative Agent, and certain other lenders
10.3*      -- First Amendment, dated as of February 25, 2000, to the
           Credit Agreement, dated August 5, 1998, among Rent-A-Center,
           Inc. (formerly known as Renters Choice, Inc.), Comerica
           Bank, as Documentation Agent, Nations Bank N.A., as
           Syndication Agent, and The Chase Manhattan Bank, as
           Administrative Agent and certain other lenders
10.4(16)   -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its
           Subsidiaries in favor of the Chase Manhattan Bank, as
           Administrative Agent
10.5(17)   -- $175,000,000 Senior Subordinated Credit Agreement, dated as of August 5, 1998, among Renters Choice, Inc., certain
           other lenders and the Chase Manhattan Bank
10.6(18)   -- Stockholders Agreement, dated as of August 5, 1998, by
           and among Apollo Investment Fund IV, L.P., Apollo Overseas
           Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Renters
           Choice, Inc., and certain other persons
10.7(19)   -- Agreements to be Bound to Stockholders Agreement, each
           dated September 9, 1999, by and among Apollo Investment Fund
           IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest
           Talley, Mark E. Speese, Rent-A-Center, Inc. and certain
           other persons.
10.8(20)   -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
           L.P., and Apollo Overseas Partners IV, L.P., related to the
           Series A Convertible Preferred Stock

 EXHIBIT
 NUMBER    EXHIBIT DESCRIPTION
 -------   -------------------
10.9(21)   -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
           L.P., and Apollo Overseas Partners IV, L.P., related to the
           Series B Convertible Preferred Stock
10.10(22)  -- Stock Purchase Agreement, dated August 5, 1998, among
           Renters Choice, Inc., Apollo Investment Fund IV, L.P. and
           Apollo Overseas Partners IV, L.P.
10.11(23)  -- Exchange and Registration Rights Agreement, dated August
           18, 1998, by and among Renters Choice, Inc. and Chase
           Securities Inc., Bear, Stearns & Co. Inc., NationsBanc
           Montgomery Securities LLC and Credit Suisse First Boston
           Corporation
10.12(24)  -- Employment Agreement, dated October 1, 1998, by and between Rent-A-Center, Inc. and Bradley W. Denison
27.1*      -- Financial Data Schedule

------------

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

(15) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(20) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(24) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998
------------

-  Filed herewith.