Form 10-Q
period 2000-03-31
RENT A CENTER INC DE
filed 2000-05-09
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 YES  X      NO
                                     ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2000:


                      Class                                  Outstanding
     --------------------------------------                  -----------
     Common stock, $.01 par value per share                  24,320,896

                               RENT-A-CENTER, INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                       --------
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999          3

              Consolidated Statements of Earnings for the three months ended                  4
                  March 31, 2000 and 1999

              Consolidated Statements of Cash Flows for the three months ended                5
                  March 31, 2000 and 1999

              Notes to Consolidated Financial Statements                                      6

Item 2.       Management's Discussion and Analysis of Financial Condition                     8
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                      11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                              12

Item 6.       Exhibits and Reports on Form 8-K                                               14


SIGNATURES

Exhibit 27.1

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(In Thousands of Dollars)                                           March 31,    December 31,
                                                                      2000           1999
                                                                  ------------   ------------
                                                                   Unaudited
ASSETS

    Cash and cash equivalents                                     $    14,093    $    21,679
    Rental merchandise, net
      On rent                                                         458,195        425,469
      Held for rent                                                   100,901        105,754
    Accounts receivable - trade                                         4,630          3,883
    Prepaid expenses and other assets                                  26,580         27,867
    Property assets, net                                               82,815         82,657
    Deferred income taxes                                             110,367        110,367
    Intangible assets, net                                            701,107        707,324
                                                                  -----------    -----------

                                                                  $ 1,498,688    $ 1,485,000
                                                                  ===========    ===========

LIABILITIES

    Senior debt                                                   $   628,950    $   672,160
    Subordinated notes payable                                        175,000        175,000
    Accounts payable - trade                                           60,972         53,452
    Accrued liabilities                                               135,201        106,796
                                                                  -----------    -----------
                                                                    1,000,123      1,007,408

COMMITMENTS AND CONTINGENCIES                                              --             --

PREFERRED STOCK

    Redeemable convertible voting preferred stock, net of
      placement costs, $.01 par value; 5,000,000 shares
      authorized; 273,992 and 271,426 shares issued
      and outstanding in 2000 and 1999, respectively                  273,468        270,902

STOCKHOLDERS' EQUITY

    Common stock, $.01 par value; 50,000,000 shares
      authorized; 25,305,520 and 25,297,458 shares
      issued in 2000 and 1999, respectively                               253            253
    Additional paid-in capital                                        105,719        105,627
    Retained earnings                                                 144,125        125,810
                                                                  -----------    -----------
                                                                      250,097        231,690
    Treasury stock, 990,099 shares at cost in 2000 and 1999           (25,000)       (25,000)
                                                                   ----------    -----------
                                                                      225,097        206,690
                                                                  -----------    -----------

                                                                  $ 1,498,688    $ 1,485,000
                                                                  ===========    ===========


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)   Three months ended March 31,
                                                   ----------------------------
                                                      2000              1999
                                                   ---------          ---------
                                                            Unaudited
Revenues
  Store
     Rentals and fees                              $ 350,320          $ 301,707
     Merchandise sales                                27,339             31,886
     Other                                               492                858
  Franchise
     Merchandise sales                                12,891              8,821
     Royalty income and fees                           1,484              1,425
                                                   ---------          ---------
                                                     392,526            344,697


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise               71,728             64,466
     Cost of merchandise sold                         22,830             25,916
     Salaries and other expenses                     208,525            186,430
  Franchise cost of merchandise sold                  12,441              8,542
                                                   ---------          ---------

                                                     315,524            285,354

  General and administrative expenses                 11,475             11,251
  Amortization of intangibles                          6,975              6,390
                                                   ---------          ---------

        Total operating expenses                     333,974            302,995

        Operating profit                              58,552             41,702

Interest expense                                      19,008             18,642
Interest income                                         (257)              (286)
                                                   ---------          ---------

        Earnings before income taxes                  39,801             23,346

Income tax expense                                    18,912             11,319
                                                   ---------          ---------

        NET EARNINGS                                  20,889             12,027

Preferred dividends                                    2,554              2,441
                                                   ---------          ---------

Net earnings allocable to common stockholders      $  18,335          $   9,586
                                                   =========          =========

Basic earnings per common share                    $    0.75          $    0.40
                                                   =========          =========

Diluted earnings per common share                  $    0.61          $    0.35
                                                   =========          =========


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In Thousands of Dollars)                                          Three months ended March 31,
                                                                   ----------------------------
                                                                      2000              1999
                                                                   ---------          ---------
                                                                            Unaudited
Cash flows from operating activities
   Net earnings                                                    $ 20,889            $ 12,027
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation of rental merchandise                              71,728              64,466
     Depreciation of property assets                                  8,103               7,663
     Amortization of intangibles                                      6,975               6,390
     Amortization of financing fees                                     652                 652
   Changes in operating assets and liabilities, net of effects of acquisitions
     Rental merchandise                                             (98,726)            (68,226)
     Accounts receivable - trade                                       (747)                231
     Prepaid expenses and other assets                                  560               1,317
     Accounts payable - trade                                         7,520              11,343
     Accrued liabilities                                             28,599             (24,131)
                                                                   --------            --------
        Net cash provided by operating activities                    45,553              11,732
                                                                   --------            --------
Cash flows from investing activities
   Purchase of property assets                                       (8,613)             (9,118)
   Proceeds from sale of property assets                                188                 316
   Acquisitions of businesses                                        (1,596)                 --
                                                                   --------            --------
        Net cash used in investing activities                       (10,021)             (8,802)
                                                                   --------            --------
Cash flows from financing activities
   Exercise of stock options                                             92                 649
   Proceeds from debt                                                20,980              11,226
   Repayments of debt                                               (64,190)            (32,387)
                                                                   --------            --------
        Net cash used in financing activities                       (43,118)            (20,512)
                                                                   --------            --------

        NET DECREASE IN CASH AND CASH
          EQUIVALENTS                                                (7,586)            (17,582)

Cash and cash equivalents at beginning of period                     21,679              33,797
                                                                   --------            --------

Cash and cash equivalents at end of period                         $ 14,093            $ 16,215
                                                                   ========            ========


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

(In Thousands, except for per share data)    Three months ended March 31, 2000
                                             ----------------------------------
                                             Net earnings   Shares   Per share
                                             ------------  --------  ---------
Basic earnings per common share                $18,335      24,311   $   0.75
Effect of dilutive stock options                    --         117
Effect of convertible preferred stock            2,554       9,808
                                               -------     -------
Diluted earnings per common share              $20,889      34,236   $   0.61
                                               =======     =======   ========

(In Thousands, except for per share data)    Three months ended March 31, 1999
                                             ----------------------------------
                                             Net earnings   Shares   Per share
                                             ------------  --------  ---------
Basic earnings per common share                $ 9,586      24,115   $   0.40
Effect of dilutive stock options                    --         542
Effect of convertible preferred stock            2,441       9,449
                                               -------     -------

Diluted earnings per common share              $12,027      34,106   $   0.35
                                               =======     =======   ========

3.   PREFERRED STOCK DIVIDENDS

     On March 31, 2000 we paid a 3.75% dividend on our redeemable convertible voting preferred stock. This dividend was paid through the issuance of 2,566 shares of in-kind preferred stock to holders of record on December 31, 1999.

4.   SUBSIDIARY GUARANTORS

     Under our indenture governing the terms of our subordinated notes, our direct and wholly owned subsidiaries, ColorTyme, Inc. and Advantage Companies, Inc., have fully, jointly and severally, and unconditionally guaranteed our obligations under the notes. We have one indirect subsidiary that is not a guarantor of the notes because it is inconsequential. There are no restrictions on any of the guarantors to transfer funds to us in the forms of loans, advances or dividends, except as provided by applicable law.

     The following summarized financial information includes ColorTyme, Inc. and Advantage Companies, Inc. on a combined basis. Separate financial statements and other disclosures concerning the guarantors have not been included because management believes that they are not material to investors.


                                                        Parent       Subsidiary
                                                        Company      Guarantors     Eliminations    Consolidated
                                                     ------------   ------------    ------------    ------------
(In Thousands of Dollars)

Balance Sheet Data:

       March 31, 2000

           Rental merchandise, net                   $    559,096   $         --    $         --    $    559,096
           Intangible assets, net                         334,520        366,587              --         701,107
           Total assets                                 1,135,788        377,359         (14,459)      1,498,688
           Total debt                                     628,950             --              --         628,950
           Total liabilities                              995,942          4,181              --       1,000,123

       December 31, 1999

           Rental merchandise, net                   $    531,223   $         --    $         --    $    531,223
           Intangible assets, net                         337,486        369,838              --         707,324
           Total assets                                 1,119,360        380,099         (14,459)      1,485,000
           Total debt                                     672,160             --              --         672,160
           Total liabilities                            1,002,890          4,518              --       1,007,408


Statements of Earnings Data:

       For the three months ended March 31, 2000

           Total revenues                            $    378,169   $     14,357    $         --    $    392,526
           Direct store expenses                          303,083             --              --         303,083
           Franchise cost of merchandise sold                  --         12,441              --          12,441
           Net earnings (loss)                             23,294         (2,405)             --          20,889

       For the three months ended March 31, 1999

           Total revenues                            $    334,450   $     10,247    $         --    $    344,697
           Direct store expenses                          276,812             --              --         276,812
           Franchise cost of merchandise sold                  --          8,542              --           8,542
           Net earnings (loss)                             14,592         (2,565)             --          12,027

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe." We believe that the expectations reflected in these forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

o our ability to acquire additional rent-to-own stores on favorable terms;

o        our ability to enhance the performance of these acquired stores;

o        uncertainties regarding the ability to open new stores;

o the passage of legislation adversely affecting the rent-to-own industry;

o        interest rates;

o our ability to collect on our rental purchase agreements at the current rate; and

o        the other risks detailed from time to time in our SEC reports.


You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 1999. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the statements in those sections.

OUR BUSINESS

We are the largest operator in the United States rent-to-own industry with an approximate 26% market share based on store count. At March 31, 2000, we operated 2,073 company-owned stores and had 361 franchised stores, providing high quality durable goods in 50 states, the District of Columbia and Puerto Rico.

We have pursued an aggressive growth strategy since we were acquired in 1989 by
J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire under-performing stores to which we could apply our operating strategies. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information systems and the greater purchasing power of a larger organization. Since May 1993, our store base has grown from 27 to 2,073 primarily through acquisitions. During this period, we acquired over 2,000 company-owned stores and over 300 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. As a result, we have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the industry will result in ongoing growth opportunities.

RECENT DEVELOPMENTS

During 2000, we resumed our strategy of increasing our store base and annual revenues and profits through acquisitions. During the first quarter of 2000, we acquired five stores for approximately $1.6 million in cash in three separate transactions. As at the date of this report, we have acquired a further nine stores for approximately $3.9 million in cash in one transaction during the second quarter of 2000. It is our intention to increase the number of stores in which we operate by an average of approximately 10-15% per annum over the next several years.

Since the acquisition of Central Rents and Thorn Americas in July and August of 1998, respectively, cashflows from operating activities have continued to improve. In the three months ended March 31, 2000, we generated positive cashflow from operations of $45.6 million, despite the continued investment in new merchandise necessary to achieve the desired product mix in all of our stores.

Under the terms of our senior credit facility, we were obligated to repay $2.0 million of principal in 1999. However, our stronger than anticipated financial performance and cash flow position enabled us to meet this obligation and to pre-pay approximately $35.7 million of our term loans during 1999. In line with our intentions of making further principal repayments on our senior debt whenever our cash flow position is sufficiently strong, we re-paid $43.2 million of our term loans during the three months ended March 31, 2000. In conjunction with these payments, we amended our senior credit facility to allow us to make our year 2000 principal repayments early. As a result, we only have an obligation to repay a further $3.0 million of principal in 2000.

In February 2000, we announced that Mr. John Madden would serve as our national advertising spokesman for our new, fully integrated advertising campaign that was launched in April 2000. Mr. Madden appears in advertising media used in the campaign, including television and radio commercials, print, direct response and in-store signage. We believe that Mr. Madden has a unique balance of multi-cultural appeal, a strong awareness amongst both men and women, and possesses a personality that people of all ages enjoy. We believe that he will help us capture new customers and help us establish a more powerful identity for Rent-A-Center.

On April 6, 2000, we announced that our board of directors had authorized an open market share repurchase program of up to an aggregate of $25 million of our common stock. Under this program, we may, from time to time, purchase shares of our common stock, subject to market conditions. The share repurchase plan reflects our belief that, at current prices, our shares are undervalued, particularly in light of our long-term growth opportunities and our successful track record in achieving earnings growth through the improvements made in existing stores. The share repurchase program may be implemented or discontinued at any time.

On April 25, 2000, we announced that in June 2000, we will begin offering Internet access to our customers through RentACenter.com. Unlike traditional Internet Service Providers, this Internet service will be available to customers on a weekly basis with no long-term commitment. Service can be paid for at any of our stores across the country without the need for a credit card or a checking account. We believe that this new service is the only one of its kind and could establish RentACenter.com as the leading ISP for those who may be unable to obtain Internet service through existing market participants like America Online. Access to the Internet through RentACenter.com will be available to everyone and will not be limited to customers that have a computer or other item on rent from us. For a price of approximately $5.99 per week, customers will receive unlimited hours and access to the Internet. In addition, RentACenter.com will provide complimentary services including e-mail, personal web space, access to shopping, chat rooms, games and more. We believe our weekly Internet service will open the door for thousands of middle and lower income households to gain access to the World Wide Web.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Total revenue increased by $47.8 million, or 13.9%, to $392.5 million for 2000 from $344.7 million for 1999. The increase in total revenue is directly attributable to our near singular focus of ensuring a successful integration of the stores acquired from Central Rents and Thorn Americas. This focus resulted in same store revenues increasing by $45.8 million, or 14.2%, to $369.2 million for 2000 from $323.4 million in 1999. Same store revenues represent those revenues earned in stores that were operated by us for the entire three month period ending March 31, 2000 and 1999. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

Depreciation of rental merchandise increased by $7.3 million, or 11.3%, to $71.7 million for 2000 from $64.5 million for 1999. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue decreased from 21.4% in 1999 to 20.5% in 2000. This decrease is primarily attributable to the stores acquired from Central Rents and Thorn Americas experiencing depreciation rates of 22.9% and 29.8%, respectively, upon their acquisition in 1998. These rates have decreased following the implementation of our pricing strategies and inventory management practices.

Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.1% for 2000 from 55.7% for 1999. General and administrative expenses expressed as a percent of total revenue decreased from 3.3% in 1999 to 2.9% in 2000. These decreases are directly attributable to the increased revenues from the stores acquired from Central Rents and Thorn Americas, allowing us to leverage our fixed and semi-fixed costs over the larger revenue base.

Operating profit increased by $16.9 million, or 40.4%, to $58.6 million for 2000 from $41.7 million for 1999. Operating profit as a percentage of total revenue increased to 14.9% in 2000 from 12.1% in 1999. This increase is attributable to the improved profitability in the stores acquired from Central Rents and Thorn Americas.

Net earnings increased by $8.9 million, or 73.7%, to $20.9 million in 2000 from $12.0 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity requirements are for debt service under our senior credit facilities, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. At March 31, 2000, we had in place an $791.2 million senior credit facility. The amounts outstanding under our senior credit facility and our subordinated notes as of this date were approximately $629.0 million and $175.0 million, respectively.

We purchased $133.1 million of rental merchandise during the three months ended March 31, 2000.

For the three months ended March 31, 2000, cash provided by operating activities increased by $33.8 million, from $11.7 million in 1999 to $45.6 million in 2000. This increase was primarily the result of the increased profitability of the acquired Central Rents and Thorn Americas stores, reductions in the amounts of acquisition-related liabilities paid in 2000 over 1999, offset by the increased investment in rental merchandise. Cash used in investing activities increased by $1.2 million from $8.8 million in 1999 to $10.0 million in 2000. Cash used in financing activities was $43.1 million in 2000, which represents the reduction of our senior debt as discussed earlier, compared to $20.5 million of net repayments made in 1999.

Borrowings under the senior credit facility bear interest at varying rates equal to 0.25% to 1.75% over the designated prime rate, which was 9.0% per annum at March 31, 2000, or 1.25% to 2.75% over LIBOR, which was 6.14% at March 31, 2000, at our option. At March 31, 2000, the average rate on outstanding borrowings was 8.38%. We have entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500.0 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. Individually, these interest rate agreements have amounts of $250.0 million, $140.0 million, and $110.0 million, and expire in September 2001, August 2003, and September 2003, respectively. Borrowings are collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility is payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business.

Principal and interest payments under the senior credit facilities, the subordinated notes, and other indebtedness represent significant liquidity requirements for us. As of March 31, 2000, we owed approximately $804.0 million under our various debt agreements and our subordinated notes. Under our various debt agreements, we will be required to make minimum principal payments totaling approximately $3.0 million in 2000, $30.1 million in 2001, $33.4 million in 2002, $36.7 million in 2003, and $76.6 million in 2004, plus applicable interest. Loans under the senior credit facilities not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us. As discussed earlier, we re-paid $43.2 million of our senior debt during the first quarter of 2000.

Capital expenditures are made generally to maintain existing operations and for new capital assets in new and acquired stores. We spent $8.6 million on capital expenditures during the three months ended March 31, 2000, and expect to spend a total of approximately $40.0 million on capital expenditures in the year ended December 31, 2000.

Management is continuing to focus its efforts on enhancing the operations and the depth of management in the acquired stores. However, we have also resumed our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as through opportunistic acquisitions. As of the date of this report, we have acquired 14 stores for $5.5 million in cash in four separate transactions during 2000. It is our intention to increase the number of stores in which we operate by an average of approximately 10-15% per year over the next several years.

We plan to accomplish our future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in 12 to 15 months after its initial opening. Total financing requirements of a typical new store approximates $0.4 million, with roughly 80% to 85% of that amount relating to the purchase of rental merchandise inventory. Historically, a newly opened store has achieved results consistent with other stores that have been operating within our system for greater than two years by the end of its third year of operation. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.

We believe that the cashflow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, litigation costs, and our store expansion intentions during 2000. At March 31, 2000, we had $111.3 million available under our various debt agreements.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or a liability at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 no later than the first quarter of 2001. SFAS 133 is not expected to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of March 31, 2000, we had $175.0 million in subordinated notes outstanding at a fixed interest rate of 11.0%. At this date, we also had $581.2 million in term loans outstanding and $47.8 million outstanding under a multi-draw facility indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at March 31, 2000 was $173.3 million, which is $1.7 million below their carrying value. Unlike the subordinated notes, the $581.2 million in term loans and the $47.8 million outstanding under a multi-draw facility have variable interest rates indexed to current LIBOR rates. We entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, hedging the risk of increased interest costs. Individually, these interest rate agreements have amounts of $250.0 million, $140.0 million, and $110.0 million, and expire in September 2001, August 2003, and September 2003, respectively. Given the current capital structure, including our interest rate swap agreements, we have $129.0 million, or 16.0% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $0.3 million for the three month period.

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

     o    pre- and post-judgment interest; and

     o    any further relief granted by the court.

This suit also alleges violations relating to late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. The plaintiffs did not specify a specific amount on their damages request.

The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. We are vigorously defending this action and on September 24, 1998, filed motions to deny class certification and dismiss the complaint. Plaintiff responded and filed a motion for summary judgment asking the court to declare that the transaction includes an undisclosed interest component. The court denied our motion to dismiss and plaintiffs' motion for summary judgement on August 24, 1999. Both sides are appealing the court's ruling to the Appellate Division. The appeal is scheduled for oral argument in June 2000. There can be no assurance that our position will prevail, or that we will be found not to have any liability. This matter was assumed by us pursuant to the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities.

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

Robinson v. Thorn Americas, Inc., Gallagher v. Crown Leasing Corporation, and Michelle Newhouse v. Rent-A-Center, Inc./Handy Boykin v. Rent-A-Center, Inc. In December 1991, January 1996, and November 1997, respectively, we were served with three class action lawsuits in New Jersey. The details of these individual cases were fully described in the Legal Proceedings section of our Annual Report on Form 10-K for the year ended December 31, 1999. The Robinson matter was assumed by us pursuant to the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. All three of these matters were settled in principle in December 1998 for approximately $60.0 million less certain amounts to be refunded to us based on unlocated class members, subject to preliminary and final approval of the court. Final approval of the court occurred on October 13, 1999. We funded the settlement in November 1999, and as of March 31, 2000, we had received refunds totaling approximately $11.0 million. We expect additional refunds as a result of unlocated class members pursuant to the settlement agreement. However, we are unable to reasonably estimate such amounts at this time.

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

10.3(16)    -- First Amendment, dated as of February 25, 2000, to the
            Credit Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
            (formerly known as Renters Choice, Inc.), Comerica Bank, as
            Documentation Agent, NationsBank N.A., as Syndication Agent, and the
            Chase Manhattan Bank, as Administrative Agent, and certain other lenders

10.4(17)    -- Guarantee and Collateral Agreement, dated August 5, 1998, made by
            Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

10.5(18)    -- $175,000,000 Senior Subordinated Credit Agreement, dated as of
            August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
-------     -------------------
10.6(19)    -- Stockholders Agreement, dated as of August 5, 1998, by and among
            Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.,
            J. Ernest Talley, Mark E. Speese, Renters Choice, Inc., and certain other persons

10.7(20)    -- Agreements to be Bound to Stockholders Agreement, each dated
            September 9, 1999, by and among Apollo Investment Fund IV, L.P.,
            Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese,
            Rent-A-Center, Inc. and certain other persons.

10.8(21) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
            Apollo Overseas Partners IV, L.P., related to the Series A
            Convertible Preferred Stock

10.9(22) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
            Apollo Overseas Partners IV, L.P., related to the Series B
            Convertible Preferred Stock

10.10(23)   -- Stock Purchase Agreement, dated August 5, 1998, among Renters
            Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
            Partners IV, L.P.

10.11(24)   -- Exchange and Registration Rights Agreement, dated August 18,
            1998, by and among Renters Choice, Inc. and Chase Securities Inc.,
            Bear, Stearns & Co. Inc., NationsBanc Montgomery Securities LLC and
            Credit Suisse First Boston Corporation

10.12(25)   -- Employment Agreement, dated October 1, 1998, by and between
            Rent-A-Center, Inc. and Bradley W. Denison

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

(12) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(14) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 53471)

(15) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(17) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(21) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(24) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(25) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998

----------

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.




                                             RENT-A-CENTER, INC.


                                             By: /s/ Robert D. Davis
                                                --------------------------------
                                                 Robert D. Davis
                                                 Senior Vice President-Finance
                                                 and Chief Financial Officer

Date:  May 9, 2000
Rent-A-Center, Inc.

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

10.3(16)    -- First Amendment, dated as of February 25, 2000, to the
            Credit Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
            (formerly known as Renters Choice, Inc.), Comerica Bank, as
            Documentation Agent, NationsBank N.A., as Syndication Agent, and the
            Chase Manhattan Bank, as Administrative Agent, and certain other lenders

10.4(17)    -- Guarantee and Collateral Agreement, dated August 5, 1998, made by
            Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

10.5(18)    -- $175,000,000 Senior Subordinated Credit Agreement, dated as of
            August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

10.6(19)    -- Stockholders Agreement, dated as of August 5, 1998, by and among
            Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.,
            J. Ernest Talley, Mark E. Speese, Renters Choice, Inc., and certain other persons

10.7(20)    -- Agreements to be Bound to Stockholders Agreement, each dated
            September 9, 1999, by and among Apollo Investment Fund IV, L.P.,
            Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese,
            Rent-A-Center, Inc. and certain other persons.

10.8(21) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
            Apollo Overseas Partners IV, L.P., related to the Series A
            Convertible Preferred Stock

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
-------     -------------------
10.9(22)    -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
            Apollo Overseas Partners IV, L.P., related to the Series B
            Convertible Preferred Stock

10.10(23)   -- Stock Purchase Agreement, dated August 5, 1998, among Renters
            Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
            Partners IV, L.P.

10.11(24)   -- Exchange and Registration Rights Agreement, dated August 18,
            1998, by and among Renters Choice, Inc. and Chase Securities Inc.,
            Bear, Stearns & Co. Inc., NationsBanc Montgomery Securities LLC and
            Credit Suisse First Boston Corporation

10.12(25)   -- Employment Agreement, dated October 1, 1998, by and between
            Rent-A-Center, Inc. and Bradley W. Denison

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

(12) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(13) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(14) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 53471)

(15) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(17) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(21) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(24) Incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(25) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998

----------

*    Filed herewith.