Form 10-Q
period 2000-06-30
RENT A CENTER INC DE
filed 2000-08-02
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               YES X      NO
                                  ---       ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000:


                      Class                                                          Outstanding
------------------------------------------------                                  ------------------
     Common stock, $.01 par value per share                                           24,356,059

                                TABLE OF CONTENTS


                                                                                                      PAGE NO.
                                                                                                      --------

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                          3

              Consolidated Statements of Earnings for the six months ended                                   4
                  June 30, 2000 and 1999

              Consolidated Statements of Earnings for the three months ended                                 5
                  June 30, 2000 and 1999

              Consolidated Statements of Cash Flows for the six months ended                                 6
                  June 30, 2000 and 1999

              Notes to Consolidated Financial Statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition                                    9
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             14

Item 4.       Submission of Matters to a Vote of Security Holders                                           15

Item 6.       Exhibits and Reports on Form 8-K                                                              16


SIGNATURES

Exhibit 27.1

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(In Thousands of Dollars)                                                 June 30,            December 31,
                                                                           2000                 1999
                                                                      ---------------      ---------------
                                                                         Unaudited

ASSETS
    Cash and cash equivalents                                         $        49,242      $        21,679
    Rental merchandise, net
      On rent                                                                 466,779              425,469
      Held for rent                                                           116,428              105,754
    Accounts receivable - trade                                                 1,866                3,883
    Prepaid expenses and other assets                                          44,366               27,867
    Property assets, net                                                       81,522               82,657
    Deferred income taxes                                                      75,544              110,367
    Intangible assets, net                                                    697,827              707,324
                                                                      ---------------      ---------------

                                                                      $     1,533,574      $     1,485,000
                                                                      ===============      ===============

LIABILITIES
    Senior debt                                                       $       664,822      $       672,160
    Subordinated notes payable                                                175,000              175,000
    Accounts payable - trade                                                   33,763               53,452
    Accrued liabilities                                                       126,366              106,796
                                                                      ---------------      ---------------
                                                                              999,951            1,007,408

COMMITMENTS AND CONTINGENCIES                                                      --                   --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
    placement costs, $.01 par value; 5,000,000 shares authorized;
    276,547 and 271,426 shares issued and outstanding in 2000
    and 1999, respectively                                                    276,022              270,902

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 50,000,000 shares authorized;
      25,332,383 and 25,297,458 shares issued in 2000 and 1999,
        respectively                                                              253                  253
    Additional paid-in capital                                                106,082              105,627
    Retained earnings                                                         176,266              125,810
                                                                      ---------------      ---------------
                                                                              282,601              231,690
    Treasury stock, 990,099 shares at cost in 2000 and 1999                   (25,000)             (25,000)
                                                                      ---------------      ---------------
                                                                              257,601              206,690
                                                                      ---------------      ---------------

                                                                      $     1,533,574      $     1,485,000
                                                                      ===============      ===============



        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)   Six months ended June 30,
                                                  ---------------------------
                                                      2000            1999
                                                  ------------   ------------
Revenues                                                   Unaudited
  Store
     Rentals and fees                             $    710,547   $    617,866
     Merchandise sales                                  45,019         52,179
     Other                                                 994          1,320
  Franchise
     Merchandise sales                                  25,212         21,821
     Royalty income and fees                             2,999          2,932
                                                  ------------   ------------
                                                       784,771        696,118


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                145,531        130,904
     Cost of merchandise sold                           37,396         43,338
     Salaries and other expenses                       419,846        378,112
  Franchise cost of merchandise sold                    24,234         21,177
                                                  ------------   ------------
                                                       627,007        573,531

General and administrative expenses                     23,481         21,851
Amortization of intangibles                             13,930         13,246
Class action litigation settlements                    (22,383)            --
                                                  ------------   ------------

        Total operating expenses                       642,035        608,628

        Operating profit                               142,736         87,490

Interest expense                                        37,369         37,507
Interest income                                           (374)          (336)
                                                  ------------   ------------

        Earnings before income taxes                   105,741         50,319

Income tax expense                                      50,231         24,401
                                                  ------------   ------------

        NET EARNINGS                                    55,510         25,918

Preferred dividends                                      5,133          4,931
                                                  ------------   ------------

Net earnings allocable to common stockholders     $     50,377   $     20,987
                                                  ============   ============

Basic earnings per common share                   $       2.07   $       0.87
                                                  ============   ============

Diluted earnings per common share                 $       1.62   $       0.76
                                                  ============   ============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)    Three months ended June 30,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
Revenues                                                    Unaudited
  Store
     Rentals and fees                             $    360,227      $    316,159
     Merchandise sales                                  17,680            20,293
     Other                                                 502               462
  Franchise
     Merchandise sales                                  12,321            13,000
     Royalty income and fees                             1,515             1,507
                                                  ------------      ------------
                                                       392,245           351,421


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                 73,803            66,438
     Cost of merchandise sold                           14,566            17,422
     Salaries and other expenses                       211,321           191,682
  Franchise cost of merchandise sold                    11,793            12,635
                                                  ------------      ------------

                                                       311,483           288,177

  General and administrative expenses                   12,006            10,600
   Amortization of intangibles                           6,955             6,856
    Class action litigation settlements                (22,383)               --
                                                  ------------      ------------

        Total operating expenses                       308,061           305,633

        Operating profit                                84,184            45,788

Interest expense                                        18,361            18,865
Interest income                                           (117)              (50)
                                                  ------------      ------------

        Earnings before income taxes                    65,940            26,973

Income tax expense                                      31,319            13,082
                                                  ------------      ------------

        NET EARNINGS                                    34,621            13,891

Preferred dividends                                      2,579             2,490
                                                  ------------      ------------

Net earnings allocable to common stockholders     $     32,042      $     11,401
                                                  ============      ============

Basic earnings per common share                   $       1.32      $       0.47
                                                  ============      ============

Diluted earnings per common share                 $       1.00      $       0.41
                                                  ============      ============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six months ended June 30,
                                                                       --------------------------------
(In Thousands of Dollars)                                                  2000                1999
                                                                       ------------        ------------
                                                                                 Unaudited
Cash flows from operating activities
   Net earnings                                                        $     55,510        $     25,918
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
     Depreciation of rental merchandise                                     145,531             130,904
     Depreciation of property assets                                         16,353              15,412
     Amortization of intangibles                                             13,930              13,246
     Amortization of financing fees                                           1,319               1,304
  Changes in operating assets and liabilities, net of effects of acquisitions
     Rental merchandise                                                    (189,022)           (178,820)
     Accounts receivable - trade                                              2,017                 288
     Prepaid expenses and other assets                                       (3,916)              1,312
     Deferred income taxes                                                   34,823              24,401
     Accounts payable - trade                                               (19,688)              5,510
     Accrued liabilities                                                     19,518             (41,427)
                                                                       ------------        ------------
        Net cash provided by (used in) operating activities                  76,375              (1,952)
                                                                       ------------        ------------
Cash flows from investing activities
   Purchase of property assets                                              (15,353)            (15,586)
   Proceeds from sale of property assets                                        418               1,219
   Acquisitions of businesses, net of cash acquired                         (26,994)                 --
                                                                       ------------        ------------
        Net cash used in investing activities                               (41,929)            (14,367)
                                                                       ------------        ------------
Cash flows from financing activities
   Exercise of stock options                                                    455               3,109
   Proceeds from debt                                                       207,480             100,412
   Repayments of debt                                                      (214,818)           (106,455)
                                                                       ------------        ------------
        Net cash used in financing activities                                (6,883)             (2,934)
                                                                       ------------        ------------

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                        27,563             (19,253)

Cash and cash equivalents at beginning of period                             21,679              33,797
                                                                       ------------        ------------

Cash and cash equivalents at end of period                             $     49,242        $     14,544
                                                                       ============        ============


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2000. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


2.       EARNINGS PER SHARE

         Basic and diluted earnings per common share is computed based on the following information:

     (In Thousands, except per share data)                Three months ended June 30, 2000
                                                  --------------------------------------------------
                                                 Net earnings          Shares             Per share
                                                 ------------         ----------          ----------

Basic earnings per common share                   $   32,042              24,326          $     1.32
Effect of dilutive stock options                          --                 319
Effect of preferred dividend                           2,579               9,900
                                                  ----------          ----------
Diluted earnings per common share                 $   34,621              34,545          $     1.00
                                                  ==========          ==========          ==========


     (In Thousands, except for per share data)             Three months ended June 30, 1999
                                                  --------------------------------------------------
                                                 Net earnings          Shares             Per share
                                                 ------------         ----------

Basic earnings per common share                   $   11,401              24,200          $     0.47
Effect of dilutive stock options                          --                 404
Effect of preferred dividend                           2,490               9,536
                                                  ----------          ----------
Diluted earnings per common share                 $   13,891              34,140          $     0.41
                                                  ==========          ==========          ==========

     (In Thousands, except for per share data)                 Six months ended June 30, 2000
                                                  --------------------------------------------------
                                                 Net earnings          Shares             Per share
                                                 ------------         ----------          ----------

Basic earnings per common share                   $   50,377              24,319          $     2.07
Effect of dilutive stock options                          --                 172
Effect of preferred dividend                           5,133               9,854
                                                  ----------          ----------
Diluted earnings per common share                 $   55,510              34,345          $     1.62
                                                  ==========          ==========          ==========

     (In Thousands, except for per share data)               Six months ended June 30, 1999
                                                  --------------------------------------------------
                                                 Net earnings          Shares             Per share
                                                 ------------         ----------          ----------

Basic earnings per common share                   $   20,987              24,158          $     0.87
Effect of dilutive stock options                          --                 463
Effect of preferred dividend                           4,931               9,493
                                                  ----------          ----------
Diluted earnings per common share                 $   25,918              34,114          $     0.76
                                                  ==========          ==========          ==========

3.       SUBSIDIARY GUARANTORS

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

                                                      Parent       Subsidiary
                                                     Company       Guarantors     Eliminations    Consolidated
                                                    ----------     ----------     ------------    ------------
(In Thousands of Dollars)

Balance Sheet Data:

       June 30, 2000

           Rental merchandise, net                  $  583,207     $       --      $       --      $  583,207
           Intangible assets, net                      334,493        363,334              --         697,827
           Total assets                              1,208,872        373,984         (14,459)      1,568,397
           Total debt                                  664,822             --              --         664,822
           Total liabilities                         1,031,613          3,161              --       1,034,774

       December 31, 1999

           Rental merchandise, net                  $  531,223     $       --      $       --      $  531,223
           Intangible assets, net                      337,486        369,838              --         707,324
           Total assets                              1,119,360        380,099         (14,459)      1,485,000
           Total debt                                  672,160             --              --         672,160
           Total liabilities                         1,002,890          4,518              --       1,007,408


Statements of Earnings Data:

       For the six months ended June 30, 2000

           Total revenues                           $  756,560     $   28,211      $       --      $  784,771
           Direct store expenses                       602,773             --              --         602,773
           Franchise cost of merchandise sold               --         24,234              --          24,234
           Net earnings (loss)                          60,269         (4,759)             --          55,510

       For the six months ended June 30, 1999

           Total revenues                           $  671,365     $   24,753      $       --      $  696,118
           Direct store expenses                       552,354             --              --         552,354
           Franchise cost of merchandise sold               --         21,177              --          21,177
           Net earnings (loss)                          31,081         (5,163)             --          25,918

       For the three months ended June 30, 2000

           Total revenues                           $  378,391     $   13,854      $       --      $  392,245
           Direct store expenses                       299,690             --              --         299,690
           Franchise cost of merchandise sold               --         11,793              --          11,793
           Net earnings (loss)                          36,974         (2,353)             --          34,621

       For the three months ended June 30, 1999

           Total revenues                           $  336,915     $   14,506      $       --      $  351,421
           Direct store expenses                       275,542             --              --         275,542
           Franchise cost of merchandise sold               --         12,635              --          12,635
           Net earnings (loss)                          16,489         (2,598)             --          13,891

4.       PREFERRED STOCK DIVIDENDS

         On May 31, 2000 we paid a 3.75% dividend on our redeemable convertible voting preferred stock. This dividend was paid through the issuance of 2,554 shares of in-kind preferred stock to holders of record on March 31, 2000.



5.       CLASS ACTION LITIGATION SETTLEMENTS

In December 1991, January 1996, and November 1997, we were served with three class action lawsuits in New Jersey. The details of these individual cases were fully described in the Legal Proceedings section of our Annual Report on Form 10-K for the year ended December 31, 1999. We settled these matters in principle in December 1998 for approximately $60.0 million less certain amounts to be refunded to us based on unlocated class members. We assumed one of these matters pursuant to the Thorn Americas acquisition, and appropriate accounting adjustments were made by Thorn Americas for such contingent liabilities. In the fourth quarter of 1998, we recognized an $11.5 million charge as a class action litigation settlement for the other two matters. Under the terms of the settlement, we were entitled to receive refunds for unlocated class members. As of June 30, 2000, we had received refunds totaling approximately $22.4 million. These refunds are presented in the three months ended June 30, 2000 as a class action litigation settlement gain.




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

OUR BUSINESS


We are the largest operator in the United States rent-to-own industry with an approximate 26% market share based on store count. At June 30, 2000, we operated 2,092 company-owned stores and had 353 franchised stores, providing high quality durable goods in 50 states, the District of Columbia and Puerto Rico.


We have pursued an aggressive growth strategy since we were acquired in 1989 by
J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire under-performing stores to which we could apply our operating strategies. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information systems and the greater purchasing power of a larger organization. Since May 1993, our store base has grown from 27 to 2,092 primarily through acquisitions. During this period, we acquired over 2,000 company-owned stores and over 300 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. As a result, we have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the industry will result in ongoing growth opportunities.

RECENT DEVELOPMENTS

In June, 2000, we began offering Internet access to our customers through RentACenter.com. Unlike traditional internet service providers, this Internet service is available to customers on a weekly basis with no long-term commitment. Service is paid for at any of our stores across the country without the need for a credit card or a checking account. We believe that this new service is the only one of its kind and could establish RentACenter.com as the leading ISP for those who may be unable to obtain Internet service through existing market participants like America Online. Access to the Internet through RentACenter.com is available to everyone where local service is available, and not limited to customers that have a computer or other item on rent from us. For a price of $5.99 per week, customers receive unlimited hours and access to the Internet. In addition, RentACenter.com provides complimentary services including e-mail, personal web space, access to shopping, chat rooms, games and more. We believe our weekly Internet service will open the door for thousands of middle and lower income households to gain access to the World Wide Web.

During 2000, we resumed our strategy of increasing our store base and annual revenues and profits through acquisitions. During the second quarter of 2000, we acquired 30 stores for approximately $24.7 million in cash in three separate transactions, for a total of 35 acquired stores for the first six months of 2000. As of the date of this report, we have acquired a further 21 stores for approximately $8.9 million in cash in four separate transactions during the third quarter of 2000. We believe that there are tremendous opportunities to expand our presence in the rent-to-own industry. We have been working over the past few months to develop an acquisition pipeline, as well as target specific sites for new store locations. As a result of these efforts, together with the refinancing of a portion of our debt, we believe that we will be able to complete our goal of adding a total of 100 to 150 stores to our store base in 2000.

On June 29, 2000, we refinanced a portion of our senior credit facility. Through a syndicated bank offering led by Chase Securities, Inc., we were provided with a new $125 million Term D tranche to our existing facility. No significant mandatory principal repayments are required on the Term D facility until the tranche becomes due in 2007. Borrowings under the Term D facility bear interest at 1.75% over the designated prime rate (9.50% at June 30, 2000) or 2.75% over LIBOR (6.69% at June 30, 2000) at our option. Approximately $89 million of the proceeds were used to repay our existing Term A tranche of the facility, which required significant principal repayments over the next four years. As a result of this refinancing, our mandatory principal repayments for the next four years have been significantly curtailed, enabling us to more efficiently deploy our capital to fund our store expansion plans through internally generated cashflow.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenue increased by $88.7 million, or 12.7%, to $784.8 million for 2000 from $696.1 million for 1999. The increase in total revenue is directly attributable to our focus of ensuring a successful integration of the stores acquired from Central Rents and Thorn Americas. This focus resulted in same store revenues increasing by $85.1 million, or 13.3 to $724.6 million for 2000 from $639.5 million in 1999. Same store revenues represent those revenues earned in stores that were operated by us for the entire six-month periods ending June 30, 2000 and 1999. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.


Depreciation of rental merchandise increased by $14.6 million, or 11.2%, to $145.5 million for 2000 from $130.9 million for 1999. Depreciation of rental merchandise expressed as a percent of store rentals and fee revenue decreased from 21.2% in 1999 to 20.5% in 2000. This decrease is primarily attributable to the stores acquired from Central Rents and Thorn Americas experiencing depreciation rates of 22.9% and 29.8%, respectively, upon their acquisition in 1998. These rates have decreased following the implementation of our pricing strategies and inventory management practices.


Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.5% for 2000 from 56.3% for 1999. General and administrative expenses expressed as a percent of total revenue decreased from 3.1% in 1999 to 3.0% in 2000.


Operating profit, before the pre-tax non-recurring class action litigation settlement refund of $22.4 million, increased by $32.9 million, or 37.6%, to $120.4 million for 2000 from $87.5 million for 1999, and as a percentage of total revenue increased to 15.3% in 2000 from 12.6% in 1999. The increases are attributable to the improved profitability in the stores acquired from Central Rents and Thorn Americas. Including the class action litigation settlement refund, operating profit was $142.7 million in 2000.


Net earnings, before the after-tax effect of the class action litigation settlement refund, increased by $17.8 million, or 68.8%, to $43.8 million in 2000 from $25.9 million in 1999, due to the improved profitability of the acquired stores as referred to above. Net earnings were $55.5 million in 2000 after the settlement refund.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


Total revenue increased by $40.8 million, or 11.6%, to $392.2 million for 2000 from $351.4 million for 1999. The increase in total revenue is directly attributable to our focus of ensuring a successful integration of the stores acquired from Central Rents and Thorn Americas. This focus resulted in same store revenues increasing by $40.2 million, or 12.2%, to $368.5 million for 2000 from $328.3 million in 1999. Same store revenues represent those revenues earned in stores that were operated by us for the entire three-month period ending June 30, 2000 and 1999. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per unit on rent.


Depreciation of rental merchandise increased by $7.4 million, or 11.1%, to $73.8 million for 2000 from $66.4 million for 1999. Depreciation of rental merchandise as a percent of store rentals and fee revenue decreased to 20.5% for 2000 from 21.0% for 1999. This decrease is primarily attributable to the stores acquired from Central Rents and Thorn Americas experiencing depreciation rates of 22.9% and 29.8%, respectively, upon their acquisition in 1998. These rates have decreased following the implementation of our pricing strategies and inventory management practices.


Salaries and other expenses as a percentage of total store revenue decreased to 55.8% for 2000 from 56.9% for 1999. General and administrative expenses expressed as a percentage of total revenue increased from 3.0% in 1999 to 3.1% in 2000.


Operating profit, before a pre-tax non-recurring class action litigation settlement refund of $22.4 million, increased by $16.0 million, or 35.0%, to $61.8 million for 2000 from $45.8 million for 1999, and as a percentage of total revenue increased to 15.8% in 2000 from 13.0% in 1999. This increase is attributable to the improved profitability in the stores acquired from Central Rents and Thorn Americas. Including the class action litigation settlement refund, operating profit was $84.2 million in 2000.

Net earnings, before the after-tax effect of the class action litigation settlement refund, increased by $9.0 million, or 64.6%, to $22.9 million in 2000 from $13.9 million in 1999, due to the improved profitability of the acquired stores as referred to above. Net earnings were $34.6 million in 2000 after the settlement refund.


LIQUIDITY AND CAPITAL RESOURCES


Our primary liquidity requirements are for debt service under our senior credit facility, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. At June 30, 2000, we had in place an $809.9 million senior credit facility. The amounts outstanding under our senior credit facility and our subordinated notes as of this date were approximately $664.8 million and $175.0 million, respectively.


We purchased $250.7 million of rental merchandise during the six months ended June 30, 2000.


For the six months ended June 30, 2000, cash provided by operating activities increased by $78.3 million, from $(2.0) million in 1999 to $76.4 million in 2000. This increase was primarily the result of the increased profitability of the acquired Central Rents and Thorn Americas stores. Cash used in investing activities increased by $27.6 million from $14.4 million in 1999 to $41.9 million in 2000. Cash used in financing activities increased by $3.9 million from $2.9 million in 1999 to $6.9 million in 2000, primarily related to the increased principal payments on our senior debt as compared to 1999.


Borrowings under the senior credit facility bear interest at varying rates equal to 0.25% to 1.75% over the designated prime rate, which was 9.50% per annum at June 30, 2000, or 1.25% to 2.75% over LIBOR, which was 6.69% at June 30, 2000, at our option. At June 30, 2000, the average rate on outstanding borrowings was 8.87%. We have entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500.0 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. Individually, these interest rate agreements have amounts of $250.0 million, $140.0 million, and $110.0 million, and expire in September 2001, August 2003, and September 2003, respectively. Borrowings are collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility is payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business.


Principal and interest payments under the senior credit facility, the subordinated notes, and other indebtedness represent significant liquidity requirements for us. As of June 30, 2000, we owed approximately $839.8 million under our various debt agreements and our subordinated notes. Under our various debt agreements, we will be required to make minimum principal payments totaling approximately $4.0 million in 2000, $14.6 million in 2001, 2002, and 2003, and $47.9 million in 2004, plus applicable interest. Loans under the senior credit facility not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us.


Capital expenditures are made generally to maintain existing operations and for new capital assets in new and acquired stores. We spent $15.4 million on capital expenditures during the six months ended June 30, 2000, and expect to spend a total of approximately $40.0 million on capital expenditures in the year ended December 31, 2000.


We are continuing to focus our efforts on enhancing the operations and the depth of management in the acquired stores. However, in 2000 we have also resumed our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as through opportunistic acquisitions. As of the date of this report, we have acquired 54 stores for $34.7 million in cash in eight separate transactions during 2000. It is our intention to increase the number of stores in which we operate by a total of 100 to 150 in 2000. We plan to accomplish our future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in 12 to 15 months after its initial opening. Total financing requirements of a typical new store approximates $0.4 million, with roughly 80% to 85% of that amount relating to the purchase of rental merchandise inventory. Historically, a newly opened store has achieved results consistent with other stores that have been operating within our system for greater than two years by the end of its third year of operation. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.


We believe that the cashflow generated from operations, together with amounts available under our senior credit facility, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, litigation costs, and our store expansion intentions during 2000. At June 30, 2000, we had $111.3 million available under our various debt agreements.


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


EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS


SFAS No. 133, and its amendments, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or a liability at its fair value. These statements also require that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 and its amendments no later than the first quarter of 2001. These statements are not expected to have a material impact on our consolidated financial statements.




ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY


As of June 30, 2000, we had $175.0 million in subordinated notes outstanding at a fixed interest rate of 11.0%. At this date, we also had $617.1 million in term loans outstanding and $47.8 million outstanding under a multi-draw facility indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at June 30, 2000 was $169.8 million, which is $5.2 million below their carrying value. Unlike the subordinated notes, the $617.1 million in term loans and the $47.8 million outstanding under a multi-draw facility have variable interest rates indexed to current LIBOR rates. We entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, hedging the risk of increased interest costs. Individually, these interest rate agreements have amounts of $250.0 million, $140.0 million, and $110.0 million, and expire in September 2001, August 2003, and September 2003, respectively. Given the current capital structure, including our interest rate swap agreements, we have $164.8 million, or 19.6% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $0.4 million for the three month period.


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

The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. We are vigorously defending this action and on September 24, 1998, filed motions to deny class certification and dismiss the complaint. Plaintiff responded and filed a motion for summary judgment asking the court to declare that the transaction includes an undisclosed interest component. The court denied our motion to dismiss and plaintiffs' motion for summary judgement on August 24, 1999. Both sides are appealing the court's ruling to the Appellate Division. Oral argument in the appeal occurred in June 2000 and the parties are awaiting a decision. There can be no assurance that our position will prevail, or that we will be found not to have any liability. This matter was assumed by us pursuant to the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities.

Murray v. Rent-A-Center, Inc. In May 1999, the plaintiffs filed a putative nationwide class action in federal court in Missouri, alleging that we have discriminated against African Americans in our hiring, compensation, promotion and termination policies. Plaintiffs alleged no specific amount of damages in their complaint. We have filed an answer in the matter denying plaintiffs' allegations and intend to vigorously defend this action. Some discovery in this litigation has occurred to date. Members of the regional class defined in our completed settlement of the Allen v. Thorn Americas, Inc. litigation would not be included in the Murray case. We believe plaintiffs' claims in this suit are without merit. However, given the early stage of this proceeding, there can be no assurance that we will be found to have no liability.

Robinson v. Thorn Americas, Inc., Gallagher v. Crown Leasing Corporation, and Michelle Newhouse v. Rent-A-Center, Inc./Handy Boykin v. Rent-A-Center, Inc. In December 1991, January 1996, and November 1997, respectively, we were served with three class action lawsuits in New Jersey. The details of these individual cases were fully described in the Legal Proceedings section of our Annual Report on Form 10-K for the year ended December 31, 1999. The Robinson matter was assumed by us pursuant to the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. All three of these matters were settled in principle in December 1998 for approximately $60.0 million less certain amounts to be refunded to us based on unlocated class members, subject to preliminary and final approval of the court. Final approval of the court occurred on October 13, 1999. As of June 30, 2000, we had received refunds totaling approximately $22.4 million. We expect additional refunds from a dispute resolution fund created with settlement proceeds as class members and payment disputes are resolved. We estimate that the additional refund will be less than $0.5 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 16, 2000, the nominees for Class III directors were elected. The two Class III directors were elected by a majority of our stockholders. The stockholders also approved certain amendments to our Amended and Restated Long-Term Incentive Plan.

The voting for the directors was as follows:

NOMINEE                                    FOR                  WITHHELD
J.V. Lentell                           30,798,652                642,707

Joseph V. Mariner                      31,049,550                391,809

The following are directors whose terms of office as a director continued after the Annual Meeting of Stockholders:

L. Dowell Arnette          Lawrence M. Berg

Peter P. Copses            J. Ernest Talley
Mark E. Speese

The voting to approve the amendments to our Amended and Restated Long-Term Incentive Plan was as follows:

                     FOR               AGAINST              WITHHELD
                  21,892,757          8,081,444               4,011

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K.

None.

EXHIBITS

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
-------       -------------------
2.1(1)        -- Stock Purchase Agreement, dated as of June 16, 1998, among
              Renters Choice, Inc., Thorn International BV and Thorn plc
              (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the Commission.)
3.1(2)        -- Amended and Restated Certificate of Incorporation of Renters
              Choice
3.2(3)        -- Certificate of Amendment to the Amended and Restated
              Certificate of Incorporation of Renters Choice
3.3(4)        -- Amended and Restated Bylaws of Rent-A-Center
4.1(5)        -- Form of Certificate evidencing Common Stock
4.2(6)        -- Certificate of Designations, Preferences and Relative Rights
              and Limitations of Series A Preferred Stock of Renters Choice,
              Inc.
4.3(7)        -- Certificate of Designations, Preferences and Relative Rights
              and Limitations of Series B Preferred Stock of Renters Choice,
              Inc.
4.4(8)        -- Indenture, dated as of August 18, 1998, by and among Renters
              Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc.,
              as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company,
              as Trustee
4.5(9)        -- Form of Certificate evidencing Series A Preferred Stock
4.6(10)       -- Form of Exchange Note
4.7(11)       -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
              Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
              Company, as Trustee.
10.1(12)      -- Amended and Restated 1994 Renters Choice, Inc. Long-Term
              Incentive Plan
10.2(13)      -- Credit Agreement, dated August 5, 1998, among Renters Choice,
              Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as
              Syndication Agent, and The Chase Manhattan Bank, as Administrative
              Agent, and certain other lenders
10.3 (14)     -- First Amendment, dated as of February 25, 2000, to the Credit
              Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
              (formerly known as Renters Choice, Inc.), Comerica Bank, as
              Documentation Agent, NationsBank N.A., as Syndication Agent, and
              the Chase Manhattan Bank, as Administrative Agent, and certain other lenders
10.4*         -- Amended and Restated Credit Agreement, dated as of August 5,
              1998 as Amended and Restated as of June 29, 2000, among
              Rent-A-Center, Inc., Comerica Bank, as Documentation Agent, Bank
              of America, NA, as Syndication Agent, and The Chase Manhattan
              Bank, as Administration Agent
10.5(15)      -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent
10.6(16)      -- $175,000,000 Senior Subordinated Credit Agreement, dated as of
              August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.7(17)      -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
              IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice, Inc.,
              and certain other persons
10.8(18)      -- Agreements to be Bound to Stockholders Agreement, each dated
              September 9, 1999, by and among Apollo Investment Fund IV, L.P.,
              Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
              Speese, Rent-A-Center, Inc. and certain other persons.
10.9(19)      -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series A
              Convertible Preferred Stock
10.10(20)     -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series B
              Convertible Preferred Stock
10.11(21)     -- Stock Purchase Agreement, dated August 5, 1998, among Renters
              Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
              Partners IV, L.P.
10.12(22)     -- Exchange and Registration Rights Agreement, dated August 18,
              1998, by and among Renters Choice, Inc. and Chase Securities Inc.,
              Bear, Stearns & Co. Inc., NationsBanc Montgomery Securities LLC
              and Credit Suisse First Boston Corporation
10.13(23)     -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison
27.1*         -- Financial Data Schedule

----------

* Filed herewith.


(1) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(3) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(4) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(5) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999.

(6) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(7) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(8) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(9) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 40958)

(13) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(14) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(15) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16) Incorporated herein by reference to Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

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




                                       RENT-A-CENTER, INC.


                                       By:      /s/ Robert D. Davis
                                                --------------------------------
                                                Robert D. Davis
                                                Senior Vice President-Finance
                                                and Chief Financial Officer

Date:  August 1, 2000
Rent-A-Center, Inc.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
-------       -------------------
2.1(1)        -- Stock Purchase Agreement, dated as of June 16, 1998, among
              Renters Choice, Inc., Thorn International BV and Thorn plc
              (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the Commission.)
3.1(2)        -- Amended and Restated Certificate of Incorporation of Renters
              Choice
3.2(3)        -- Certificate of Amendment to the Amended and Restated
              Certificate of Incorporation of Renters Choice
3.3(4)        -- Amended and Restated Bylaws of Rent-A-Center
4.1(5)        -- Form of Certificate evidencing Common Stock
4.2(6)        -- Certificate of Designations, Preferences and Relative Rights
              and Limitations of Series A Preferred Stock of Renters Choice,
              Inc.
4.3(7)        -- Certificate of Designations, Preferences and Relative Rights
              and Limitations of Series B Preferred Stock of Renters Choice,
              Inc.
4.4(8)        -- Indenture, dated as of August 18, 1998, by and among Renters
              Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc.,
              as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company,
              as Trustee
4.5(9)        -- Form of Certificate evidencing Series A Preferred Stock
4.6(10)       -- Form of Exchange Note
4.7(11)       -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
              Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
              Company, as Trustee.
10.1(12)      -- Amended and Restated 1994 Renters Choice, Inc. Long-Term
              Incentive Plan
10.2(13)      -- Credit Agreement, dated August 5, 1998, among Renters Choice,
              Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as
              Syndication Agent, and The Chase Manhattan Bank, as Administrative
              Agent, and certain other lenders
10.3 (14)     -- First Amendment, dated as of February 25, 2000, to the Credit
              Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
              (formerly known as Renters Choice, Inc.), Comerica Bank, as
              Documentation Agent, NationsBank N.A., as Syndication Agent, and
              the Chase Manhattan Bank, as Administrative Agent, and certain other lenders
10.4*         -- Amended and Restated Credit Agreement, dated as of August 5,
              1998 as Amended and Restated as of June 29, 2000, among
              Rent-A-Center, Inc., Comerica Bank, as Documentation Agent, Bank
              of America, NA, as Syndication Agent, and The Chase Manhattan
              Bank, as Administration Agent
10.5(15)      -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent
10.6(16)      -- $175,000,000 Senior Subordinated Credit Agreement, dated as of
              August 5, 1998, among Renters Choice, Inc., certain other lenders and the Chase Manhattan Bank
10.7(17)      -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
              IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice, Inc.,
              and certain other persons
10.8(18)      -- Agreements to be Bound to Stockholders Agreement, each dated
              September 9, 1999, by and among Apollo Investment Fund IV, L.P.,
              Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
              Speese, Rent-A-Center, Inc. and certain other persons.
10.9(19)      -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series A
              Convertible Preferred Stock
10.10(20)     -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series B
              Convertible Preferred Stock

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
-------       -------------------
10.11(21)     -- Stock Purchase Agreement, dated August 5, 1998, among Renters
              Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
              Partners IV, L.P.
10.12(22)     -- Exchange and Registration Rights Agreement, dated August 18,
              1998, by and among Renters Choice, Inc. and Chase Securities Inc.,
              Bear, Stearns & Co. Inc., NationsBanc Montgomery Securities LLC
              and Credit Suisse First Boston Corporation
10.13(23)     -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison
27.1*         -- Financial Data Schedule

----------

* Filed herewith.


(1) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(3) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(4) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(5) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999.

(6) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(7) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(8) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(9) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 40958)

(13) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(14) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(15)     Incorporated herein by reference to Exhibit 10.19 to the registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16)     Incorporated herein by reference to Exhibit 10.20 to the registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17)     Incorporated herein by reference to Exhibit 10.21 to the registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18)     Incorporated herein by reference to Exhibit 10.7 to the registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

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