Form 10-Q
period 2000-09-30
RENT A CENTER INC DE
filed 2000-11-08
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                               YES  X  NO
                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 2000:

              Class                                               Outstanding
--------------------------------------                            -----------
Common stock, $.01 par value per share                            24,691,359

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                      PAGE NO.
              ---------------------                                                                      --------

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                     3

              Consolidated Statements of Earnings for the nine months ended                                  4
                  September 30, 2000 and 1999

              Consolidated Statements of Earnings for the three months ended                                 5
                  September 30, 2000 and 1999

              Consolidated Statements of Cash Flows for the nine months ended                                6
                  September 30, 2000 and 1999

              Notes to Consolidated Financial Statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition                                    9
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             14

Item 6.       Exhibits and Reports on Form 8-K                                                              15

SIGNATURES

Exhibit 27.1

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(In Thousands of Dollars)                                                            September 30,       December 31,
                                                                                         2000                1999
                                                                                     -------------       ------------
                                                                                       Unaudited

ASSETS
    Cash and cash equivalents                                                         $    50,154        $    21,679
    Rental merchandise, net
      On rent                                                                             460,921            425,469
      Held for rent                                                                       113,145            105,754
    Accounts receivable - trade                                                             3,294              3,883
    Prepaid expenses and other assets                                                      32,914             27,867
    Property assets, net                                                                   82,936             82,657
    Deferred income taxes                                                                  50,889            110,367
    Intangible assets, net                                                                713,541            707,324
                                                                                      -----------        -----------
                                                                                      $ 1,507,794        $ 1,485,000
                                                                                      ===========        ===========

LIABILITIES
    Senior debt                                                                       $   616,051        $   672,160
    Subordinated notes payable                                                            175,000            175,000
    Accounts payable - trade                                                               57,389             53,452
    Accrued liabilities                                                                    96,487            106,796
                                                                                      -----------        -----------
                                                                                          944,927          1,007,408
COMMITMENTS AND CONTINGENCIES                                                                  --                 --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of placement costs, $.01 par value; 5,000,000 shares authorized; 276,547 and 271,426 shares issued
    and outstanding in 2000 and 1999, respectively                                        278,601            270,902

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 50,000,000 shares authorized; 25,597,958 and
      25,297,458 shares issued in 2000 and 1999, respectively                                 256                253
    Additional paid-in capital                                                            111,420            105,627
    Retained earnings                                                                     197,590            125,810
                                                                                      -----------        -----------
                                                                                          309,266            231,690
    Treasury stock, 990,099 shares at cost in 2000 and 1999                               (25,000)           (25,000)
                                                                                      -----------        -----------
                                                                                          284,266            206,690
                                                                                      -----------        -----------
                                                                                      $ 1,507,794        $ 1,485,000
                                                                                      ===========        ===========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


(In Thousands of Dollars, except per share data)    Nine months ended September 30,
                                                    -------------------------------
                                                       2000                1999
                                                    -----------        ------------
Revenues                                                      Unaudited
  Store
     Rentals and fees                               $ 1,082,949        $   935,985
     Merchandise sales                                   63,906             70,841
     Other                                                1,916              1,724
  Franchise
     Merchandise sales                                   36,355             33,499
     Royalty income and fees                              4,613              4,488
                                                    -----------        -----------
                                                      1,189,739          1,046,537

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                 222,545            196,815
     Cost of merchandise sold                            51,744             59,002
     Salaries and other expenses                        639,041            569,916
  Franchise cost of merchandise sold                     35,049             32,493
                                                    -----------        -----------
                                                        948,379            858,226

  General and administrative expenses                    36,189             31,770
   Amortization of intangibles                           21,098             20,091
   Class action litigation settlements                  (22,383)                --
                                                    -----------        -----------

        Total operating expenses                        983,283            910,087

        Operating profit                                206,456            136,450

Interest expense                                         56,284             56,224
Interest income                                          (1,094)              (391)
                                                    -----------        -----------

        Earnings before income taxes                    151,266             80,617

Income tax expense                                       71,852             39,102
                                                    -----------        -----------
        NET EARNINGS                                     79,414             41,515

Preferred dividends                                       7,764              7,473
                                                    -----------        -----------
Net earnings allocable to common stockholders       $    71,650        $    34,042
                                                    ===========        ===========
Basic earnings per common share                     $      2.94        $      1.41
                                                    ===========        ===========
Diluted earnings per common share                   $      2.30        $      1.22
                                                    ===========        ===========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)  Three months ended September 30,
                                                  --------------------------------
                                                      2000              1999
                                                    ---------        ---------
Revenues                                                    Unaudited
  Store
     Rentals and fees                               $ 372,402        $ 318,119
     Merchandise sales                                 18,887           18,662
     Other                                                922              404
  Franchise
     Merchandise sales                                 11,143           11,679
     Royalty income and fees                            1,614            1,556
                                                    ---------        ---------
                                                      404,968          350,420

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                77,014           65,911
     Cost of merchandise sold                          14,348           15,664
     Salaries and other expenses                      219,195          191,804
  Franchise cost of merchandise sold                   10,815           11,316
                                                    ---------        ---------
                                                      321,372          284,695

  General and administrative expenses                  12,708            9,920
   Amortization of intangibles                          7,168            6,845
                                                    ---------        ---------
        Total operating expenses                      341,248          301,460

        Operating profit                               63,720           48,960

Interest expense                                       18,915           18,717
Interest income                                          (720)             (54)
                                                    ---------        ---------
        Earnings before income taxes                   45,525           30,297

Income tax expense                                     21,624           14,700
                                                    ---------        ---------

        NET EARNINGS                                   23,901           15,597

Preferred dividends                                     2,631            2,542
                                                    ---------        ---------

Net earnings allocable to common stockholders       $  21,270        $  13,055
                                                    =========        =========

Basic earnings per common share                     $    0.87        $    0.54
                                                    =========        =========

Diluted earnings per common share                   $    0.68        $    0.46
                                                    =========        =========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine months ended September 30,
                                                                -------------------------------
(In Thousands of Dollars)                                             2000          1999
                                                                   ----------    ----------
                                                                           Unaudited
Cash flows from operating activities
   Net earnings                                                    $   79,414    $   41,515
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
     Depreciation of rental merchandise                               222,545       196,815
     Depreciation of property assets                                   24,662        23,304
     Amortization of intangibles                                       21,098        20,091
     Amortization of financing fees                                     2,015         1,956
   Changes in operating assets and liabilities, net of effects of acquisitions
     Rental merchandise                                              (252,954)     (258,773)
     Accounts receivable - trade                                          588           (65)
     Prepaid expenses and other assets                                 (7,042)       12,326
     Deferred income taxes                                             59,478        43,097
     Accounts payable - trade                                           3,957            21
     Accrued liabilities                                              (11,062)      (55,684)
                                                                   ----------    ----------
        Net cash provided by operating activities                     142,699        24,603
                                                                   ----------    ----------
Cash flows from investing activities
   Purchase of property assets                                        (25,027)      (32,588)
   Proceeds from sale of property assets                                1,071         8,501
   Acquisitions of businesses, net of cash acquired                   (39,955)           --
                                                                   ----------    ----------
        Net cash used in investing activities                         (63,911)      (24,087)
                                                                   ----------    ----------
Cash flows from financing activities
   Exercise of stock options                                            5,796         3,245
   Proceeds from debt                                                 229,985       157,175
   Repayments of debt                                                (286,094)     (179,535)
                                                                   ----------    ----------
        Net cash used in financing activities                         (50,313)      (19,115)
                                                                   ----------    ----------
        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                  28,475       (18,599)
Cash and cash equivalents at beginning of period                       21,679        33,797
                                                                   ----------    ----------
Cash and cash equivalents at end of period                         $   50,154    $   15,198
                                                                   ==========    ==========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999, and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2000, and six months ended June 30, 2000. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

(In Thousands, except per share data)         Three months ended September 30, 2000
                                            -----------------------------------------
                                            Net earnings      Shares       Per share
                                            ------------    ----------     ----------
Basic earnings per common share              $   21,270         24,404     $     0.87
Effect of dilutive stock options                     --            809
Effect of convertible preferred stock             2,631          9,900
                                             ----------     ----------
Diluted earnings per common share            $   23,901         35,113     $     0.68
                                             ==========     ==========     ==========

(In Thousands, except for per share data)     Three months ended September 30, 1999
                                            -----------------------------------------
                                            Net earnings      Shares       Per share
                                            ------------    ----------     ----------
Basic earnings per common share              $   13,055         24,295     $     0.54
Effect of dilutive stock options                     --            195
Effect of convertible preferred stock             2,542          9,625
                                             ----------     ----------
Diluted earnings per common share            $   15,597         34,115     $     0.46
                                             ==========     ==========     ==========

(In Thousands, except for per share data)     Nine months ended September 30, 2000
                                            -----------------------------------------
                                            Net earnings      Shares       Per share
                                            ------------    ----------     ----------
Basic earnings per common share              $   71,650         24,347     $     2.94
Effect of dilutive stock options                     --            276
Effect of convertible preferred stock             7,764          9,978
                                             ----------     ----------
Diluted earnings per common share            $   79,414         34,601     $     2.30
                                             ==========     ==========     ==========

(In Thousands, except for per share data)     Nine months ended September 30, 1999
                                            -----------------------------------------
                                            Net earnings      Shares       Per share
                                            ------------    ----------     ----------
Basic earnings per common share              $   34,042         24,204     $     1.41
Effect of dilutive stock options                     --            367
Effect of convertible preferred stock             7,473          9,538
                                             ----------     ----------
Diluted earnings per common share            $   41,515         34,109     $     1.22
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

                                                             Parent       Subsidiary
                                                             Company      Guarantors      Eliminations     Consolidated
                                                            ----------    ----------      ------------     ------------
(In Thousands of Dollars)

Balance Sheet Data:

       September 30, 2000

           Rental merchandise, net                          $  574,066     $       --      $       --      $  574,066
           Intangible assets, net                              353,459        360,082              --         713,541
           Total assets                                      1,147,362        374,891         (14,459)      1,507,794
           Total debt                                          616,051             --              --         616,051
           Total liabilities                                   938,577          6,350              --         944,927

       December 31, 1999

           Rental merchandise, net                          $  531,223     $       --      $       --      $  531,223
           Intangible assets, net                              337,486        369,838              --         707,324
           Total assets                                      1,119,360        380,099         (14,459)      1,485,000
           Total debt                                          672,160             --              --         672,160
           Total liabilities                                 1,002,890          4,518              --       1,007,408

Statements of Earnings Data:

       For the nine months ended September 30, 2000

           Total revenues                                   $1,148,771     $   40,968      $       --      $1,189,739
           Direct store expenses                               913,330             --              --         913,330
           Franchise cost of merchandise sold                       --         35,049              --          35,049
           Net earnings (loss)                                  86,455         (7,041)             --          79,414

       For the nine months ended September 30, 1999

           Total revenues                                   $1,008,550     $   37,987      $       --      $1,046,537
           Direct store expenses                               825,733             --              --         825,733
           Franchise cost of merchandise sold                       --         32,493              --          32,493
           Net earnings (loss)                                  39,549          1,966              --          41,515

       For the three months ended September 30, 2000

           Total revenues                                   $  392,211     $   12,757      $       --      $  404,968
           Direct store expenses                               310,557             --              --         310,557
           Franchise cost of merchandise sold                       --         10,815              --          10,815
           Net earnings (loss)                                  26,183         (2,282)             --          23,901

       For the three months ended September 30, 1999

           Total revenues                                   $  337,186     $   13,234      $       --      $  350,420
           Direct store expenses                               273,379             --              --         273,379
           Franchise cost of merchandise sold                       --         11,316              --          11,316
           Net earnings (loss)                                  14,796            801              --          15,597

4.  PREFERRED STOCK DIVIDENDS

    On September 29, 2000 we paid a 3.75% dividend on our redeemable convertible voting preferred stock. This dividend was paid through the issuance of 2,579 shares of in-kind preferred stock to holders of record on June 30, 2000.

5.   CLASS ACTION LITIGATION SETTLEMENTS

     In December 1991, January 1996, and November 1997, we were served with three class action lawsuits in New Jersey. The details of these individual cases were fully described in the Legal Proceedings section of our Annual Report on Form 10-K for the year ended December 31, 1999. We settled these matters in principle in December 1998 for approximately $60.0 million less certain amounts to be refunded to us based on unlocated class members. We assumed one of these matters pursuant to the Thorn Americas acquisition, and appropriate amounts were recorded for these liabilities at the date of aquisition. In the fourth quarter of 1998, we recognized an $11.5 million charge as a class action litigation settlement for the other two matters. Under the terms of the settlement, we were entitled to receive refunds for unlocated class members. As of June 30, 2000, we had received refunds totaling approximately $22.4 million. These refunds are presented in the nine months ended September 30, 2000, as a class action litigation settlement gain.

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

OUR BUSINESS

We are the largest operator in the United States rent-to-own industry with an approximate 26% market share based on store count. At September 30, 2000, we operated 2,116 company-owned stores and had 365 franchised stores, providing high quality durable goods in 50 states, the District of Columbia and Puerto Rico.

We have pursued an aggressive growth strategy since we were acquired in 1989 by
J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire under-performing stores to which we could apply our operating strategies. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information systems and the greater purchasing power of a larger organization. Since May 1993, our store base has grown from 27 to 2,116 primarily through acquisitions. During this period, we acquired over 2,000 company-owned stores and over 300 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. As a result, we have gained significant experience in the acquisition and integration of other rent-to-own operators and believe that the fragmented nature of the industry will result in ongoing growth opportunities.

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

During 2000, we resumed our strategy of increasing our store base and annual revenues and profits through acquisitions. During the third quarter of 2000, we acquired 28 stores for approximately $10.5 million in cash in nine separate transactions, for a total of 63 stores acquired for the first nine months of 2000. In addition, we opened three new stores in the third quarter of 2000. As of the date of this report, we have acquired a further eight stores for approximately $1.65 million in cash and opened an additional 10 new stores during the fourth quarter of 2000. We believe that there are attractive opportunities to expand our presence in the rent-to-own industry. We have been working over the past few months to develop an acquisition pipeline, as well as target specific sites for new store locations. As a result of these efforts, together with the refinancing of a portion of our debt, we believe that we will be able to complete our goal of adding a total of approximately 100 stores to our store base in 2000.

On June 29, 2000, we refinanced a portion of our senior credit facility. Through a syndicated bank offering led by Chase Securities, Inc., we were provided with a new $125 million Term D tranche to our existing facility. No significant mandatory principal repayments are required on the Term D facility until the tranche becomes due in 2007. Borrowings under the Term D facility bear interest at 1.75% over the designated prime rate (9.50% at September 30, 2000) or 2.75% over LIBOR (6.66% at September 30, 2000) at our option. Approximately $89 million of the proceeds were used to repay our existing Term A tranche of the facility, which required significant principal repayments over the next four years. As a result of this refinancing, our mandatory principal repayments for the next four years have been significantly curtailed, enabling us to more efficiently deploy our capital to fund our store expansion plans through internally generated cashflow.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenue increased by $143.2 million, or 13.7%, to $1,189.7 million for 2000 from $1,046.5 million for 1999. The increase in total revenue is directly attributable to the success of our efforts on improving store operations through an increase in the number of units on rent, average price per unit and incremental revenues through acquisitions. This growth in revenues resulted in same store revenues increasing by $129.7 million, or 13.6% to $1,080.1 million for 2000 from $950.4 million in 1999. Same store revenues represent those revenues earned in stores that were operated by us for the entire nine-month periods ending September 30, 2000 and 1999. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

Depreciation of rental merchandise increased by $25.7 million, or 13.1%, to $222.5 million for 2000 from $196.8 million for 1999. Depreciation of rental merchandise expressed as a percentage of store rentals and fee revenue decreased from 21.0% in 1999 to 20.5% in 2000. These decreases have resulted from the implementation of our pricing strategies and inventory management practices.

Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.7% for 2000 from 56.6% for 1999. This decrease is a result of leveraging fixed and semi-fixed costs over a larger revenue base. General and administrative expenses expressed as a percentage of total revenue remained constant at 3.0% in 2000 and 1999.

Operating profit, before the pre-tax non-recurring class action litigation settlement refund of $22.4 million, increased by $47.6 million, or 34.9%, to $184.1 million for 2000 from $136.5 million for 1999, and, as a percentage of total revenue, increased to 15.5% in 2000 from 13.0% in 1999. The increases are attributable to the improved profitability of the stores acquired from Central Rents and Thorn Americas. Including the class action litigation settlement refund, operating profit was $206.5 million in 2000.

Net earnings, before the after-tax effect of the class action litigation settlement refund, increased by $15.5 million, or 37.4%, to $57.0 million in 2000 from $41.5 million in 1999. Net earnings were $79.4 million in 2000 after the settlement refund.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenue increased by $54.5 million, or 15.6%, to $404.9 million for 2000 from $350.4 million for 1999. The increase in total revenue is directly attributable to the success of our efforts on improving store operations through an increase in the number of units on rent, average price per unit and incremental revenues through acquisitions. This growth in revenues resulted in same store revenues increasing by $45.7 million, or 14.0%, to $372.6 million for 2000 from $326.9 million in 1999. Same store revenues represent those revenues earned in stores that were operated by us for the entire three-month period ending September 30, 2000 and 1999. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per unit on rent.

Depreciation of rental merchandise increased by $11.1 million, or 16.8%, to $77.0 million for 2000 from $65.9 million for 1999. Depreciation of rental merchandise as a percentage of store rentals and fee revenue remained constant at 20.7% for 2000 and 1999.

Salaries and other expenses as a percentage of total store revenue decreased to 56.0% for 2000 from 56.9% for 1999. This decrease is a result of leveraging fixed and semi-fixed costs over a larger revenue base. General and administrative expenses expressed as a percentage of total revenue increased to 3.1% in 2000 from 2.8% in 1999. This increase is primarily attributable to increased overhead costs related to the initiation of our growth plans.

Operating profit increased by $14.8 million, or 30.1%, to $63.7 million for 2000 from $49.0 million for 1999, and, as a percentage of total revenue increased to 15.7% in 2000 from 14.0% in 1999. This increase is attributable to the improved profitability in the stores acquired from Central Rents and Thorn Americas.

Net earnings increased by $8.3 million, or 53.2%, to $23.9 million in 2000 from $15.6 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for debt service under our senior credit facility, the subordinated notes, other indebtedness outstanding, working capital and capital expenditures. At September 30, 2000, we had in place a $736.1 million senior credit facility. The amounts outstanding under our senior credit facility and our subordinated notes as of this date were approximately $616.1 million and $175.0 million, respectively.

We purchased $345.7 million of rental merchandise during the nine months ended September 30, 2000.

For the nine months ended September 30, 2000, cash provided by operating activities increased by $118.1 million, from $24.6 million in 1999 to $142.7 million in 2000. This increase was primarily the result of the increase in net earnings. Cash used in investing activities increased by $39.8 million from $24.1 million in 1999 to $63.9 million in 2000. This increase is primarily attributable to acquisitions of additional stores. Cash used in financing activities increased by $31.2 million from $19.1 million in 1999 to $50.3 million in 2000, primarily related to increased principal payments on our senior debt as compared to 1999.

Borrowings under the senior credit facility bear interest at varying rates equal to 0.25% to 1.75% over the designated prime rate, which was 9.50% per annum at September 30, 2000, or 1.25% to 2.75% over LIBOR, which was 6.66% at September 30, 2000, at our option. At September 30, 2000, the average rate on outstanding borrowings was 8.92%. We have entered into certain interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500.0 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. Individually, these interest rate agreements have amounts of $250.0 million, $140.0 million, and $110.0 million, and expire in September 2001, August 2003, and September 2003, respectively. Borrowings are collateralized by a lien on substantially all of our assets. A commitment fee equal to 0.25% to 0.50% of the unused portion of the term loan facility is payable quarterly. The senior credit facility includes certain net worth and fixed charge coverage requirements, as well as covenants which restrict additional indebtedness and the disposition of assets not in the ordinary course of business.

Principal and interest payments under the senior credit facility, the subordinated notes, and other indebtedness represent significant liquidity requirements for us. As of September 30, 2000, we owed approximately $791.1 million under our various debt agreements and our subordinated notes. Under our various debt agreements, we will be required to make minimum principal payments totaling $7.9 million in 2001, 2002, and 2003, and $39.0 million in 2004, plus applicable interest. Loans under the senior credit facility not covered by interest rate swap agreements bear interest at floating rates based upon the interest rate option selected by us.

Capital expenditures are made generally to maintain existing operations and for new capital assets in new and acquired stores. We spent $24.0 million on capital expenditures during the nine months ended September 30, 2000, and expect to spend less than $40.0 million on capital expenditures in the year ended December 31, 2000.

In 2000, we resumed our strategy of increasing our store base and annual revenues and profits through the opening of new stores, as well as through opportunistic acquisitions. As of the date of this report, we have acquired 71 stores for $41.6 million in cash in 17 separate transactions during 2000. It is our intention to acquire or open an additional 30 stores in 2000. We plan to accomplish our future growth through selective and opportunistic acquisitions, with an increasing emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in 12 to 15 months after its initial opening. Total financing requirements of a typical new store approximates $400,000, with roughly 80% to 85% of that amount relating to the purchase of rental merchandise inventory. Historically, a newly opened store has achieved results consistent with other stores that have been operating within our system for greater than two years by the end of its third year of operation. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.

We believe that the cash flows generated from operations, together with amounts available under our senior credit facility, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, litigation costs, and our store expansion intentions during 2000. At September 30, 2000, we had $86.3 million available under our various debt agreements.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 and its amendments, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or a liability at its fair value. These statements also require that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 and its amendments no later than the first quarter of 2001. These statements are not expected to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of September 30, 2000, we had $175.0 million in subordinated notes outstanding at a fixed interest rate of 11.0%. As of that date, we also had $616.1 million in term loans outstanding. The subordinated notes mature on August 15, 2008 and have a fixed interest rate of 11.0%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at September 30, 2000 was $173.3 million, which is $1.7 million below their carrying value. Unlike the subordinated notes, the $616.1 million in term loans have variable interest rates indexed to current LIBOR rates. We entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, hedging the risk of increased interest costs. Individually, these interest rate agreements have notional amounts of $250.0 million, $140.0 million, and $110.0 million, and expire in September 2001, August 2003, and September 2003, respectively. Given the current capital structure, including our interest rate swap agreements, we have $116.1 million, or 14.7% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $300,000 for the three month period ended September 30, 2000.

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

INTEREST RATE RISK

We hold long-term debt with variable interest rates indexed to prime or LIBOR that exposes us to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, we have entered into certain interest rate swap contracts on $500.0 million of debt to pay a fixed rate of 5.59% per annum.

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

The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. We are vigorously defending this action and on September 24, 1998, filed motions to deny class certification and dismiss the complaint. Plaintiff responded and filed a motion for summary judgment asking the court to declare that the transaction includes an undisclosed interest component. The court denied our motion to dismiss and plaintiffs' motion for summary judgement on August 24, 1999. Both sides are appealing the court's ruling to the Appellate Division. Oral arguments in the appeal occurred in June 2000 and the parties are awaiting a decision. There can be no assurance that our position will prevail, or that we will be found not to have any liability. This matter was assumed by us pursuant to the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities.

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

Wisconsin Attorney General Proceeding. On August 4, 1999, the Wisconsin Attorney General filed suit against us and our subsidiary ColorTyme in the Circuit Court of Milwaukee County, Wisconsin, alleging that our rent-to-rent transaction violates the Wisconsin Consumer Act and the Wisconsin Deceptive Advertising Statute. The Attorney

General claims that our rent-to-rent transaction, coupled with the opportunity afforded our customers to purchase rental merchandise under what we believe is a separate transaction, is a disguised credit sale subject to the Wisconsin Consumer Act. Accordingly, the Attorney General alleges that we have failed to disclose credit terms, misrepresented the terms of the transaction and engaged in unconscionable practices. We currently operate 27 stores in Wisconsin.

The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation. The Attorney General's claim for monetary penalties applies to at least 4,500 transactions through September 30, 2000.

Since the filing of this suit, we have attempted to negotiate a mutually satisfactory resolution of these claims with the Wisconsin Attorney General's office, including the consideration of possible changes in our business practices in Wisconsin. To date, we have not been successful, but our efforts are ongoing. If we are unable to negotiate a settlement with the Attorney General, we intend to litigate the suits. Discovery is underway, and a pre-trial conference has been set for April 2001. Although we cannot assure you that we will be found to have no liability in this matter, we believe its ultimate resolution will not have a material adverse effect upon us.

Wilfong, et. al. v. Rent-A-Center, Inc. In August 2000, a putative nationwide class action was filed against us in federal court in East St. Louis, Illinois by seventeen plaintiffs, alleging that we engaged in class-wide gender discrimination following our acquisition of Thorn Americas. These allegations involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact. Although the case is in the early stages, we believe these claims are without merit. We cannot assure you, however, that we will be found to have no liability.

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

3.1(2) -- Amended and Restated Certificate of Incorporation of Renters Choice, Inc.

3.2(3) -- Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Renters Choice, Inc.

3.3(4)       -- Amended and Restated Bylaws of Rent-A-Center, Inc.

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

4.6(10)      -- Form of Exchange Note

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION

4.7(11) -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice, Inc., Rent-A-Center, Inc., ColorTyme, Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee.

10.1(12)     -- Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
             Plan

10.2(13) -- Credit Agreement, dated August 5, 1998, among Renters Choice, Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, and certain other lenders

10.3(14) -- First Amendment, dated as of February 25, 2000, to the Credit Agreement, dated August 5, 1998, among Rent-A-Center, Inc. (formerly known as Renters Choice, Inc.), Comerica Bank, as Documentation Agent, NationsBank N.A., as Syndication Agent, and the Chase Manhattan Bank, as Administrative Agent, and certain other lenders

10.4(15) --Amended and Restated Credit Agreement, dated as of August 5, 1998 as Amended and Restated as of June 29, 2000, among Rent-A-Center, Inc., Comerica Bank, as Documentation Agent, Bank of America, NA, as Syndication Agent, and The Chase Manhattan Bank, as Administration Agent

10.5(16) -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

10.7(17) -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.,
             J. Ernest Talley, Mark E. Speese, Renters Choice, Inc. and certain other persons

10.8(18) __ Agreements to be Bound to Stockholders Agreement, each dated September 9, 1999, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Rent-A-Center, Inc. and certain other persons.

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

10.13(22)    -- Employment Agreement, dated October 1, 1998, by and between
             Rent-A-Center, Inc. and Bradley W. Denison

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

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 40958)

(13) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(14) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

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

(18) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(19) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998

----------

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.


                                        RENT-A-CENTER, INC.


                                        By: /s/ Robert D. Davis
                                           ------------------------------------
                                           Robert D. Davis
                                           Senior Vice President-Finance
                                           and Chief Financial Officer

Date: November 8, 2000
Rent-A-Center, Inc.

EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
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

3.1(2)       -- Amended and Restated Certificate of Incorporation of Renters
             Choice, Inc.

3.2(3) -- Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Renters Choice, Inc.

3.3(4)       -- Amended and Restated Bylaws of Rent-A-Center, Inc.

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

4.5(9)       -- Form of Certificate evidencing Series A Preferred Stock

4.6(10)      -- Form of Exchange Note

4.7(11) -- First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice, Inc., Rent-A-Center, Inc., ColorTyme,
             Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
             Company, as Trustee.

10.1(12)     -- Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
             Plan

10.2(13)     -- Credit Agreement, dated August 5, 1998, among Renters Choice,
             Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as
             Syndication Agent, and The Chase Manhattan Bank, as Administrative
             Agent, and certain other lenders

10.3(14)     -- First Amendment, dated as of February 25, 2000, to the Credit
             Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
             (formerly known as Renters Choice, Inc.), Comerica Bank, as
             Documentation Agent, NationsBank N.A., as Syndication Agent, and the Chase Manhattan Bank, as Administrative Agent, and certain other lenders

10.4(15) --Amended and Restated Credit Agreement, dated as of August 5, 1998 as Amended and Restated as of June 29, 2000, among Rent-A-Center,
             Inc., Comerica Bank, as Documentation Agent, Bank of America, NA, as Syndication Agent, and The Chase Manhattan Bank, as
             Administration Agent

10.5(16) -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

10.7(17)     -- Stockholders Agreement, dated as of August 5, 1998, by and among
             Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P.,
             J. Ernest Talley, Mark E. Speese, Renters Choice, Inc. and certain other persons

10.8(18)     __ Agreements to be Bound to Stockholders Agreement, each dated
             September 9, 1999, by and among Apollo Investment Fund IV, L.P.,
             Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
             Speese, Rent-A-Center, Inc. and certain other persons.

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

10.11(21)    -- Stock Purchase Agreement, dated August 5, 1998, among Renters
             Choice, Inc., Apollo Investment

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
             Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.13(22)    -- Employment Agreement, dated October 1, 1998, by and between
             Rent-A-Center, Inc. and Bradley W. Denison

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

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (File No. 333- 40958)

(13) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(14) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

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

(18) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(19) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998

----------

*    Filed herewith.