Form 10-K405
period 2000-12-31
RENT A CENTER INC DE
filed 2001-03-30
CIK 933036

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                     Common Stock, par value $.01 per share
                                (TITLE OF CLASS)
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

AGGREGATE MARKET VALUE OF THE 18,261,819 SHARES OF COMMON
  STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT THE
  CLOSING SALES PRICE ON MARCH 26, 2001.....................  $827,488,673
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE CLOSE
  OF BUSINESS ON MARCH 26, 2001:............................    25,157,904

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement relating to the 2001 Annual Meeting of Stockholders of Rent-A-Center, Inc., are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   13
Item 3.    Legal Proceedings...........................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.........   14
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   15
Item 6.    Selected Financial Data.....................................   16
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   18
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   28
Item 8.    Financial Statements and Supplementary Data.................   28
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   28
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   29
Item 11.   Executive Compensation......................................   29
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   29
Item 13.   Certain Relationships and Related Transactions..............   29
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   29

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are the largest operator in the United States rent-to-own industry with an approximate 27% market share based on store count. At December 31, 2000, we operated 2,158 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, Inc., is a national franchisor of rent-to-own stores. At December 31, 2000, ColorTyme operated 364 stores in 42 states, 352 of which operate under the ColorTyme name and 12 stores which operate under the Rent-A-Center name. This represents a further 5% market share based on store count.

     Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise. We offer well known brands such as Sony, Magnavox and JVC home electronics, Whirlpool appliances, Dell and Compaq computers and La-Z-Boy and Ashley furniture.

     Our customers often lack access to conventional forms of credit. We offer products such as big screen televisions, computers and sofas, and well known brands, that might otherwise be unavailable without credit. We also offer high levels of customer service, including free repair, pick-up and delivery. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 65% of our business is from repeat customers.

INDUSTRY OVERVIEW

     According to industry sources and our estimates, the rent-to-own industry consists of approximately 8,000 stores, and provides 7.5 million products to 3.3 million households. We estimate the six largest rent-to-own industry participants account for 4,200 of the total number of stores, and the majority of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and is expected to continue to experience increasing consolidation. We believe this consolidation trend in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.

     The rent-to-own industry serves a highly diverse middle-class and lower-middle-class customer base. According to the Association of Progressive Rental Organizations, 92% of rent-to-own customers have incomes between $15,000 and $50,000 per year. Many of the customers served by the industry do not have access to conventional forms of credit and are typically cash constrained. For these customers, the rent-to-own industry provides access to brand name products that they would not normally be able to obtain. The Association of Progressive Rental Organizations also estimates that 93% of customers have high school diplomas. According to a Federal Trade Commission study, seventy-five percent of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, "including the ability to obtain merchandise they otherwise could not, the low payments, the lack of a credit check, the convenience and flexibility of the transaction, the quality of the merchandise, the quality of the maintenance, delivery, and other services, the friendliness and flexibility of the store employees, and the lack of any problems or hassles."

STRATEGY

     We are currently focusing our strategic efforts on:

     - opening new stores and acquiring stores from our competitors;

     - enhancing the operations and depth of management in all store locations; and

     - building our national brand.

  Opening New Stores and Acquiring Stores from Our Competitors

     We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own industry will result in ongoing growth opportunities. We intend to focus new market penetration in adjacent areas or regions that we believe are under-served by the rent-to-own industry. In evaluating a new market, we review demographic statistics, cost of advertising and the number and nature of competitors. When acquiring stores, we typically target under-performing and under-capitalized chains of rent-to-own stores. The acquired stores benefit from our administrative network, improved product mix, sophisticated management information system and purchasing power. In addition, we have access to an expanding number of our franchise locations, which we have the right of first refusal to purchase.

     Since May 1993, our company-owned store base has grown from 27 to 2,158, primarily through acquisitions. During this period, we acquired over 2,000 company-owned stores and over 350 franchised stores in more than 60 separate transactions, including six transactions where we acquired in excess of 70 stores. In May 1998, we acquired substantially all of the assets of Central Rents, Inc., which operated 176 stores, for approximately $100 million in cash. In August 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor, operating 1,409 company-owned stores and 65 franchised stores in 49 states and the District of Columbia.

     In the second half of 2000, having successfully integrated the Thorn Americas and Central Rents acquisitions, we resumed our strategy of increasing our store base. For the year ended December 31, 2000, we opened 36 new stores, acquired 74 stores and closed 27 stores. Of the 27 stores closed, 22 were merged with existing stores, four were sold and one was closed with no surviving store. The 74 acquired stores were the result of 19 separate acquisition transactions for an aggregate purchase price of approximately $42.5 million in cash. During the first quarter of 2001, we acquired four stores for approximately $1.7 million in cash and opened an additional 23 new stores. We also closed five stores, merging three with existing stores and selling two stores, resulting in a total store count of 2,180 at the end of the quarter.

     We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry. We intend to increase the number of stores in which we operate by an average of approximately 10-15% per year over the next several years. We plan to accomplish our future growth through both selective and opportunistic acquisitions and new store development.

  Enhancing Store Operations and Depth of Management

     We continually seek to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For example, we eliminated low cost, non-core products such as jewelry, cell phones and pagers from the stores we acquired in the Thorn Americas acquisition, reducing the number of different items on rent in these stores from over 1,000 to approximately 150 items. We also added appropriate high quality name brand product offerings in our core consumer electronics, furniture and appliance categories. Collectively in these stores, these changes have increased:

     - the average cost per unit on rent to $425 from $225;

     - the monthly revenues per store to $61,000 from $52,000; and

     - the store level profitability to 23% in 2000, from 18% in 1998.

     We believe we will achieve further gains in revenues and operating margins in newly acquired stores by:

     - using focused advertising to increase store traffic;

     - expanding the offering of upscale, higher margin products, such as Sony, Magnavox, Mitsubishi and JVC electronics, Benchcraft, La-Z-Boy and Ashley furniture, Dell, Compaq and Hewlett Packard computers and Whirlpool appliances, to increase the number of product rentals;

     - employing strict store-level cost control;

     - closely monitoring each store's performance through the use of our management information system to ensure each store's adherence to established operating guidelines; and

     - using a profit based incentive pay plan.

  Building Our National Brand

     In February 2000, we announced that John Madden would serve as our national advertising spokesman for our advertising campaign that was launched in April 2000. Mr. Madden appears in our advertising media used in the campaign, including television and radio commercials, print, direct response and in-store signage. We believe Mr. Madden possesses a unique balance of multi-cultural appeal, a strong image identification among both men and women, and a personality that people of all ages enjoy. We believe his involvement in the campaign assists us in capturing new customers and establishes a more powerful identity for Rent-A-Center. Mr. Madden's agreement with us expires March 31, 2002.

OUR STORES

     At December 31, 2000, we operated 2,158 stores in 50 states, Puerto Rico and the District of Columbia. In addition, our subsidiary ColorTyme franchised 364 stores in 42 states. This information is illustrated by the following table:

                         NUMBER OF STORES
                       --------------------
                       COMPANY
LOCATION                OWNED    FRANCHISED
--------               -------   ----------
Alabama..............      45         2
Alaska...............       3        --
Arizona..............      52         9
Arkansas.............      20         3
California...........     123        11
Colorado.............      26         4
Connecticut..........      17         6
Delaware.............      15         1
District of
  Columbia...........       4        --
Florida..............     133        10
Georgia..............      95        13
Hawaii...............      11         2
Idaho................       2         3
Illinois.............     113         6
Indiana..............      73        18
Iowa.................      19        --
Kansas...............      29        18
Kentucky.............      39         7
Louisiana............      35         7
Maine................      16         3
Maryland.............      46         7
Massachusetts........      43        12
Michigan.............      93        21
Minnesota............       5        --
Mississippi..........      16         4
Missouri.............      52         7
Montana..............       1         4

                         NUMBER OF STORES
                       --------------------
                       COMPANY
LOCATION                OWNED    FRANCHISED
--------               -------   ----------
Nebraska.............       4        --
Nevada...............      15         5
New Hampshire........      15         2
New Jersey...........      40         8
New Mexico...........      11        10
New York.............     110        23
North Carolina.......      86        14
North Dakota.........       1        --
Ohio.................     122        12
Oklahoma.............      36        13
Oregon...............      16         5
Pennsylvania.........      79         5
Puerto Rico..........      19        --
Rhode Island.........       7         4
South Carolina.......      27         2
South Dakota.........       2        --
Tennessee............      80         5
Texas................     228        58
Utah.................      15         2
Vermont..............       6        --
Virginia.............      39         5
Washington...........      34         9
West Virginia........      12         2
Wisconsin............      27         2
Wyoming..............       1        --

TOTAL................   2,158       364

RENT-A-CENTER STORE OPERATIONS

  Product Selection

     Our stores offer merchandise from four basic product categories: home electronics, appliances, computers, and furniture and accessories. We seek to ensure our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from brand-name manufacturers. During 2000, home electronic products accounted for approximately 40% of our store rentals and fees revenue, appliances for 17%, computers for 10%, and furniture and accessories for 33%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

     Home electronic products offered by our stores include televisions, DVD players, home entertainment centers, video cassette recorders and stereos from top brand manufacturers such as Magnavox, Sony, JVC, Mitsubishi and Toshiba. We rent major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer computer hardware and software from Dell, Hewlett Packard and Compaq. We rent a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England-Corsair, La-Z-Boy, Benchcraft and other top brand manufacturers. Accessories include pictures, plants, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

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

  Product Turnover

     In the majority of our stores, a minimum rental term of 18 months is generally required to obtain ownership of new merchandise. We believe that only approximately 25% of our initial rental purchase agreements are taken to the full term of the agreement, although the average total life for each product is approximately 22 months which includes the initial rental period, all re-rental periods and idle time in our system. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and video cassette recorders, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. To cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.

  Customer Service

     We offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without charge, except for damage in excess of normal wear and tear. Repair services are provided either through our national network of 21 service centers or by the vendor if the product is still under factory warranty. If the product cannot be repaired at the customer's residence, we provide a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/ damage waiver. Most of the products we offer are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

  Collections

     Store managers use our computerized management information system to track collections on a daily basis. If a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh to tenth day. Collection efforts are enhanced by the numerous personal and job-related references required of first-time customers, the personal nature of the relationships between the stores' employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period. Charge-offs due to lost or stolen merchandise, expressed as a percentage of store revenues, were approximately 2.5% in 2000, as compared to approximately 2.3% in 1999 and 2.5% in 1998. In an effort to improve collections at the stores acquired during 2000, we implemented our collection procedures in these stores, including our management incentive plans, which provide incentives to reduce the percentage of delinquent accounts.

MANAGEMENT

     We organize our network of stores geographically with multiple layers of management. At the individual store level, each store manager is responsible for customer and credit relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Each store manager reports to a market manager within close proximity who typically oversees six to eight stores. Typically, a market manager focuses on developing the personnel in his or her market and on ensuring that all stores meet our quality, cleanliness and service standards. In addition, a market manager routinely audits numerous areas of the stores operations, including inventory levels, gross profit per rental agreement, petty cash, and customer order forms. A significant portion of a market manager's and store manager's compensation is dependent upon store revenues and profits, which are monitored by our comprehensive management reporting system and our tight control over inventory afforded by our direct shipment practice.

     We have 302 market managers who, in turn, report to 50 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the market managers in their region. Similar to the market managers, regional directors are responsible for ensuring that store managers are following the operational guidelines, particularly those involving store presentation, credit, inventory levels, and order verification. The 50 regional directors report to 9 senior executives at our headquarters. The regional directors receive a significant amount of their compensation based on the profits the stores under their management generate.

     Our executive management team at the home office directs and coordinates purchasing, financial planning and controls, employee training, personnel matters and new store site selection. Our executive management team also evaluates the performance of each region, market and store, including the use of on-site reviews. All members of our executive management team receive a significant amount of their total compensation based on the profits generated by the entire company. As a result, our business strategy emphasizes strict cost containment.

MANAGEMENT INFORMATION SYSTEMS

     Through a licensing agreement with High Touch, Inc., we utilize an integrated computerized management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts and other account information. We electronically gather each day's activity report, which provides our executive management with access to all operating and financial information about any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system literally enables us to track each of our approximately 2,000,000 units of merchandise and each of our approximately 1,200,000 rental purchase agreements. Our system also includes extensive management software and report-generating capabilities. The reports for all stores are reviewed on a daily basis by executive management and unusual items are typically addressed the following business day. Utilizing the management information system, our executive management, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.

     The integration of the management information system developed by High Touch with our accounting system, developed by Lawson Software, Inc., facilitates the production of the financial statements. These financial statements are distributed monthly to all stores, markets, regions and the executive management team for their review.

PURCHASING AND DISTRIBUTION

     Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and market managers make specific purchasing decisions for the stores, subject to review by executive management. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not maintain any warehouse space. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduces the number of unsaleable and obsolete items in our stores.

     We purchase the majority of our merchandise directly from manufacturers. Our largest suppliers include Whirlpool, Ashley, and Magnavox, who accounted for approximately 13.3%, 12.1%, and 11.3% respectively, of merchandise purchased in 2000. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

MARKETING

     We promote the products and services in our stores through direct mail advertising, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and brand-name selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. Advertising expense as a percentage of store revenue for the years ended December 31, 2000 and 1999, was approximately 4.2% and 4.0%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.

     Mr. John Madden serves as our national advertising spokesman for the advertising campaign we launched in April 2000. Mr. Madden appears in our advertising media used in the campaign, including television and radio commercials, print, direct response and in-store signage. We believe Mr. Madden possesses a unique balance of multi-cultural appeal, a strong image identification among both men and women, and a personality that people of all ages enjoy. We believe his involvement in this campaign assists us in capturing new customers and establishes a more powerful identity for Rent-A-Center.

COMPETITION

     The rent-to-own industry is highly competitive. According to industry sources and our estimates, the six largest industry participants account for approximately 4,200 of the 8,000 rent-to-own stores in the United States. We are the largest operator in the rent-to-own industry with 2,158 stores and 364 franchised locations as of December 31, 2000. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with department stores, credit card companies and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

COLORTYME OPERATIONS

     ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2000, ColorTyme operated 364 franchised rent-to-own stores in 42 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. During 2000, 46 new franchise locations were added, five were closed and 42 were sold, including 39 that we purchased. During that same period, the number of new franchisees operating stores under the ColorTyme name increased by 14.

     All but 12 of the ColorTyme franchised stores use ColorTyme's tradenames, service marks, trademarks, logos, emblems and indicia of origin. These 12 stores are franchises acquired in the Thorn Americas acquisition and continue to use the Rent-A-Center name. All stores operate under distinctive operating procedures and standards. ColorTyme's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.2% to 4.0% of the franchisees' monthly gross revenue and, generally, an initial fee of between $7,500 per location for existing franchisees and up to $25,000 per location for new franchisees.

     ColorTyme has an arrangement with STI Credit Corporation (STI), who provides inventory financing in amounts up to five times monthly revenues to qualifying franchisees. Under this arrangement, both ColorTyme and we provide guarantees to STI on these loans.

     The ColorTyme franchise agreement generally requires the franchised stores to utilize certain computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to upload and download data, troubleshoot, and retrieve data and information from the franchised stores' computer systems.

     The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types, and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals, and must maintain on display such products as specified by ColorTyme. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme's largest suppliers are Whirlpool and Thomson (RCA), who accounted for approximately 14.0% and 6.3%, respectively, of merchandise purchased by ColorTyme in 2000.

     ColorTyme has established a national advertising fund for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross revenue from each franchisee as contributions to the fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of advertising in print, television and radio. Furthermore, the franchisees are required to expend 3% of their monthly gross revenue on local advertising.

     ColorTyme licenses the use of its trademarks to the franchisees under the franchise agreement. ColorTyme owns the registered trademarks ColorTyme(R), ColorTyme-What's Right for You(R), and FlexTyme(R), along with certain design and service marks.

     Some of ColorTyme's franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned store.

     The ColorTyme franchise agreement provides us a right of first refusal to purchase the franchise location of a ColorTyme franchisee wishing to exit the business.

TRADEMARKS

     We own various registered trademarks, including Get the Good Stuff(R) (the slogan used in our advertising campaign featuring Mr. Madden), Rent-A-Center(R) and Renters Choice(R). The products held for rent also bear trademarks and service marks held by their respective manufacturers.

EMPLOYEES

     As of March 26, 2001, we had approximately 12,554 employees, of whom 238 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores. As of the same date, ColorTyme had approximately 20 employees, all of whom were employed full-time. The employees of the ColorTyme franchisees are not employed by us. None of our employees, including ColorTyme employees, are covered by a collective bargaining agreement. We believe relationships with our employees and ColorTyme's relationships with its employees are generally good.

GOVERNMENT REGULATION

  State Regulation

     Currently 46 states and Puerto Rico have legislation regulating rental purchase transactions. With some variations in individual states, most state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Nine states limit the total rental payments that can be charged. Such limitations, however, do not become applicable in general unless the total rental payments required under agreements exceed 2 times to 2.4 times of the disclosed cash price or the retail value.

     Minnesota (which does have a rental purchase statute), and Wisconsin and New Jersey (which do not have rental purchase statutes), have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilize rental agreements in which customers do not have an option to purchase rented merchandise or rent-to-rent agreements, with certain variations, in both Minnesota and Wisconsin. In New Jersey, we have provided increased disclosures and longer grace periods.

     Montana, North Carolina, and the District of Columbia have no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 5 stores in Montana and the District of Columbia and 86 stores in North Carolina.

     There can be no assurance that new or revised rental purchase laws will not be enacted or, if enacted, that such laws would not have a material and adverse effect on us.

  Federal Legislation

     No comprehensive federal legislation has been enacted regulating or otherwise impacting the rental-purchase transaction. From time to time, legislation has been introduced in Congress that would regulate the rental-purchase transaction, including legislation that would subject the rental purchase transaction to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act. Any adverse federal legislation, if enacted, could have a material and adverse effect on us.

                                  RISK FACTORS

     You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY.

     We intend to increase the number of stores that we operate by an average of approximately 10-15% per year over the next few years. This growth strategy could place a significant demand on our management and our financial and operational resources. Our growth strategy is subject to various risks, including uncertainties regarding the ability to open new stores and our ability to acquire additional stores on favorable terms. We can give no assurance that we will continue to locate profitable new store locations or underperforming competitors at current rates. If we cannot successfully grow our business, we may not be able to sustain our recent earnings growth over an extended period of time.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH AND INTEGRATE NEW STORES, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

     You should be aware that the benefits we anticipate from our growth strategy may not be realized. The addition of new stores, both through store openings and through acquisitions, require the integration of our management philosophies and personnel, standardization of training programs, realization of operating efficiencies and effective coordination of sales and marketing and financial reporting efforts. In addition, acquisitions in general are subject to a number of special risks, including adverse short-term effects on our reported operating results, diversion of management's attention and unanticipated problems or legal liabilities. Further, the opening of a new store is generally dilutive to our earnings for a period of six to seven months following its opening. We cannot assure you that our growth strategy and the integration of the new stores will be successful and accomplished efficiently.

OUR DEBT AGREEMENTS IMPOSE RESTRICTIONS ON US WHICH MAY LIMIT OR PROHIBIT US FROM ENGAGING IN CERTAIN TRANSACTIONS.

     Our senior credit facilities and the indenture governing our subordinated notes impose operational and restrictive covenants on us. These covenants restrict our ability to engage in certain operational matters as well as require us to maintain specified financial ratios and satisfy certain financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot guarantee to you that we will be able to meet such tests. In addition, the restrictions contained in our senior credit facilities could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Certain transactions that we may view as important opportunities, such as certain acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

     Our failure to comply with the restrictions in our senior credit facilities or the indenture could lead to a default under the terms of those documents. In the event of such a default, the applicable lenders could declare immediately due and payable all amounts borrowed under other instruments that contain certain provisions for cross-acceleration or cross-default. In addition, the lenders under such agreements could terminate their commitments to lend to us. If the lenders under these agreements accelerated the repayment of borrowings, we cannot assure you that we would have sufficient liquid assets at such time to repay the amounts then outstanding under our indebtedness or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us.

     You should also be aware that the existing indebtedness under the senior credit facilities is secured by substantially all of our assets. Should a default or acceleration of such indebtedness occur, the holders of such indebtedness could sell the assets to satisfy all or a part of what is owed. The senior credit facilities also contain provisions prohibiting the modification of our subordinated notes and limiting our ability to refinance the subordinated notes.

A CHANGE OF CONTROL COULD ACCELERATE OUR OBLIGATION TO PAY OUR OUTSTANDING INDEBTEDNESS.

     Under our senior credit facilities, an event of default would result if the Apollo Management IV, L.P. and its affiliates cease to own at least 50% of the amount of our voting stock that they owned on August 5, 1998. An event of default would also result under the senior credit facilities if a third party became the beneficial owner of 33.33% or more of our voting stock at a time when certain permitted investors owned less than the third party or Apollo owned less than 35% of the voting stock owned by the permitted investors. If the lenders under our debt instruments accelerated our obligations, we cannot assure you that we would have sufficient assets to repay amounts outstanding under these agreements.

     Under the indenture governing our senior subordinated notes, in the event that a change in control occurs, we may be required to offer to purchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Furthermore, a change in control would result in an event of default under our senior credit facilities, which could then be accelerated by our lenders, and would require us to offer to redeem our Series A preferred stock.

THERE ARE LEGAL PROCEEDINGS PENDING AGAINST US SEEKING MATERIAL DAMAGES. THE COSTS WE INCUR IN DEFENDING OURSELVES OR ASSOCIATED WITH SETTLING ANY OF THESE PROCEEDINGS, A RULING AGAINST US IN ANY OF THESE PROCEEDINGS, OR ONE OR MORE JUDGMENTS AGAINST US COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OUR BUSINESS OPERATIONS.

     Some lawsuits against us involve claims that our rental agreements are in fact disguised installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers. We are also defending several class action suits alleging gender and race discrimination in our employment practices and consumer protection claims. Because of the uncertainties associated with litigation, we cannot estimate for you our ultimate liability for these matters, if any. You should be aware that an adverse ruling in any of our outstanding material litigation could have a material and adverse effect on our business operations and our financial condition.

     A material final judgment or decree against us could materially adversely affect our financial condition by requiring the payment of the judgment or the posting of a bond. The failure to pay any such judgment would be a default under our senior credit facilities and the indenture governing our subordinated notes.

RENT-TO-OWN TRANSACTIONS ARE REGULATED BY LAW IN MOST STATES. ANY ADVERSE CHANGE IN THESE LAWS OR THE PASSAGE OF ADVERSE NEW LAWS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS OPERATIONS OR INCREASE OUR EXPOSURE TO LITIGATION.

     In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material and adverse impact on our business operations. As is the case with most businesses, we are subject to certain governmental regulations, specifically in our case, regulations regarding rent-to-own transactions. There are currently 46 states that have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Certain states also effectively regulate rental purchase transactions under other consumer protection statutes. You should also be aware that we are currently subject to outstanding judgments and other litigation alleging that we have violated some of these statutory provisions.

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

     Our continued success is highly dependent upon the personal efforts and abilities of our senior management, including J. Ernest Talley, our Chairman of the Board and Chief Executive Officer, Mitchell E. Fadel, our President, and Dana F. Goble, our Executive Vice-President and Chief Operating Officer. We do not have employment contracts with or maintain key-man insurance on the lives of any of these officers and the loss of any one of them could impact us in a negative way.

A SMALL GROUP OF OUR DIRECTORS AND THEIR AFFILIATES HAVE SIGNIFICANT INFLUENCE ON ALL STOCKHOLDER VOTES.

     Mr. Talley, Mark E. Speese, a member of our board of directors, and Apollo are parties to a Stockholders Agreement relating to the voting of our securities held by them at meetings of our stockholders. Approximately 43.4% of our voting stock on a fully diluted basis, assuming the conversion of our Series A preferred stock and all outstanding options, is controlled by Messrs. Talley, Speese and Apollo. As a result, they to have the ability to exercise practical control over the outcome of actions requiring the approval of our stockholders, including potential acquisitions, elections of our board of directors and sales or changes in control.

OUR ORGANIZATIONAL DOCUMENTS, PREFERRED STOCK AND DEBT INSTRUMENTS CONTAIN PROVISIONS THAT MAY PREVENT OR DETER ANOTHER GROUP FROM PAYING A PREMIUM OVER THE MARKET PRICE TO OUR STOCKHOLDERS TO ACQUIRE OUR STOCK.

     Our organizational documents contain provisions that classify our board of directors, authorize our board of directors to issue blank check preferred stock and establish advance notice requirements on our stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Furthermore, our senior credit facilities, the indenture governing our subordinated notes as well as our Series A preferred stock each contain various change in control provisions which, in the event of a change in control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

OUR MARKET PRICE IS VOLATILE.

     The market price of our common stock has been and can be expected to be significantly affected by factors such as:

     - quarterly variations in our results of operations, which may be impacted by, among other things, when and how many stores we acquire or open;

     - quarterly variations in our competitors' results of operations;

     - announcements of new product offerings by us or our competitors;

     - changes in earnings estimates or buy/sell recommendations by financial analysts;

     - the stock price performance of comparable companies; and

     - general market conditions or market conditions specific to particular industries.

This volatility may adversely affect the market price of our common stock.

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

     Store sizes range from approximately 1,400 to 20,000 square feet, and average approximately 4,125 square feet. Approximately 80% of each store's space is generally used for showroom space and 20% for offices and storage space. We believe that suitable store space generally is available for lease and we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation.

     Murray v. Rent-A-Center, Inc. In May 1999, the plaintiffs filed a putative nationwide class action in federal court in Missouri, alleging that we have discriminated against African Americans in our hiring, compensation, promotion and termination policies. Plaintiffs alleged no specific amount of damages in their complaint. Members of the regional class defined in our completed settlement of the Allen v. Thorn Americas, Inc. litigation would not be included in the Murray case. Discovery directed to the issue of the appropriateness of class certification has been completed and the plaintiff's motion to certify the class has been fully briefed. The court has called for oral argument on the motion for class certification, which has been scheduled for April 27, 2001. We anticipate a decision on this motion by late June 2001. We believe plaintiffs' claims in this suit are without merit. However, there can be no assurance that we will be found to have no liability.

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

This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. The plaintiffs did not specify a specific amount on their damages request.

     The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. We are vigorously defending this action. In November 2000, following interim appeal by both parties, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing Plaintiff's claims based on the alleged failure to disclose an effective interest rate. Plaintiff's other claims were not dismissed. Plaintiff moved to certify a state-wide class in December 2000. Discovery is now underway. We intend to vigorously oppose class certification. Although there can be no assurance that our position will prevail, or that we will be found not to have any liability, we believe the decision by the Appellate Division to be a significant and favorable development in this matter. This matter was assumed by us pursuant to the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities.

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

     Since the filing of this suit, we have attempted to negotiate a mutually satisfactory resolution of these claims with the Wisconsin Attorney General's office, including the consideration of possible changes in our business practices in Wisconsin. To date, we have not been successful, but our efforts are ongoing. If we are unable to negotiate a settlement with the Attorney General, we intend to litigate the suits. Discovery is underway, and a pre-trial conference has been set for August 2001. Although we cannot assure you that we will be found to have no liability in this matter, we believe its ultimate resolution will not have a material adverse effect upon us.

     Wilfong, et. al. v. Rent-A-Center, Inc./Margaret Bunch, et. al. v. Rent-A-Center, Inc. In August 2000, a putative nationwide class action was filed against us in federal court in East St. Louis, Illinois by Claudine Wilfong and eighteen other plaintiffs, alleging that we engaged in class-wide gender discrimination following our acquisition of Thorn Americas. In December 2000, a similar suit filed by Margaret Bunch in federal court in the Western District of Missouri was amended to allege similar class action claims. The allegations underlying these matters involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact. With respect to the Wilfong matter, the plaintiffs, in their prayer for relief, have requested class certification, injunctive relief, compensatory and other monetary damages of $410,000,000, unspecified punitive damages, attorney's fees, filing fees and costs of suit, pre-judgement interest, and any further relief granted by the court. In the Bunch matter, the plaintiffs make similar requests for relief, although no specific amounts are claimed as actual damages. In addition, we have recently been advised that the U.S. Equal Employment Opportunity Commission has filed a motion to intervene in the Wilfong matter.

     Although these cases are in the early stages, we believe the claims are without merit. We cannot assure you, however, that we will be found to have no liability for these matters.

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

                                                               HIGH       LOW
                                                              -------   -------
2000
First Quarter...............................................  $24.000   $13.625
Second Quarter..............................................   25.875    14.938
Third Quarter...............................................   36.188    21.438
Fourth Quarter..............................................   35.000    22.000
1999
First Quarter...............................................  $33.375   $24.000
Second Quarter..............................................   34.250    20.000
Third Quarter...............................................   25.500    16.750
Fourth Quarter..............................................   21.750    15.250

     As of March 26, 2001, there were approximately 165 record holders of our common stock.

     We have not paid any cash dividends since the time of our initial public offering. Our senior credit facility currently prohibits the payment of cash dividends on our common stock and preferred stock and the indenture governing our subordinated notes places restrictions on our ability to do so. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

     Under the terms of the certificate of designations governing our Series A preferred stock, dividends on our Series A preferred stock are payable, at our option, in cash or additional shares of Series A preferred stock until late 2003, after which time such dividends are payable in cash. Since the time of the issuance of our Series A preferred stock, we have paid the required dividends in additional shares of Series A preferred stock. These additional shares are issued under the same terms and with the same conversion ratio as were the shares of our Series A preferred stock issued in August 1998. Accordingly, the shares of Series A preferred stock issued as a dividend are convertible into our common stock at a conversion price of $27.935. In order to permit us to pay the dividends on our Series A preferred stock in cash, we will be required to renegotiate the operating covenants contained in our senior credit facility. Even if such operating covenants are removed, any cash dividend payments would still be subject to the restrictions in the indenture governing our subordinated notes. These restrictions would not prohibit the payment of cash dividends currently.

     Any change in our dividend policy, including our dividend policy on our Series A preferred stock, will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. You should read the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" discussed later in this report.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended December 31, 2000 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included elsewhere or incorporated in this prospectus.

     In May and August 1998, we completed the acquisitions of Central Rents and Thorn Americas, respectively, both of which affect the comparability between the historical financial and operating data for the periods presented. In May 1996, we completed the acquisition of ColorTyme, which affects the comparability between the historical financial and operating data for the periods presented.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                         1996       1997       1998        1999       2000(1)
                                       --------   --------   --------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS

Revenues
  Store
     Rentals and fees................  $198,486   $275,344   $711,443   $1,270,885   $1,459,664
     Merchandise sales...............    10,604     14,125     41,456       88,516       81,166
     Other...........................       687        679      7,282        2,177        3,018
  Franchise
     Merchandise sales...............    25,229     37,385     44,365       49,696       51,769
     Royalty income and fees.........     2,959      4,008      5,170        5,893        5,997
                                       --------   --------   --------   ----------   ----------
                                        237,965    331,541    809,716    1,417,167    1,601,614
Operating expenses
  Direct store expenses
     Depreciation of rental
       merchandise...................    42,978     57,223    164,651      265,486      299,298
     Cost of merchandise sold........     8,357     11,365     32,056       74,027       65,332
     Salaries and other expenses.....   116,577    162,458    423,750      770,572      866,234
  Franchise cost of merchandise
     sold............................    24,010     35,841     42,886       47,914       49,724
                                       --------   --------   --------   ----------   ----------
                                        191,922    266,887    663,343    1,157,999    1,280,588
  General and administrative
     expenses........................    10,111     13,304     28,715       42,029       48,093
  Amortization of intangibles........     4,891      5,412     15,345       27,116       28,303
  Class action litigation
     settlements.....................        --         --     11,500           --      (22,383)
                                       --------   --------   --------   ----------   ----------
          Total operating expenses...   206,924    285,603    718,903    1,227,144    1,334,601
                                       --------   --------   --------   ----------   ----------
          Operating profit...........    31,041     45,938     90,813      190,023      267,013
Non-recurring financing costs........        --         --      5,018           --           --
Interest expense.....................       606      2,194     39,144       75,673       74,324
Interest income......................      (667)      (304)    (2,004)        (904)      (1,706)
                                       --------   --------   --------   ----------   ----------
          Earnings before income
            taxes....................    31,102     44,048     48,655      115,254      194,395
Income tax expense...................    13,076     18,170     23,897       55,899       91,368
                                       --------   --------   --------   ----------   ----------
          NET EARNINGS...............    18,026     25,878     24,758       59,355      103,027
Preferred dividends..................        --         --      3,954       10,039       10,420
                                       --------   --------   --------   ----------   ----------
          Net earnings allocable to
            common stockholders......  $ 18,026   $ 25,878   $ 20,804   $   49,316   $   92,607
                                       ========   ========   ========   ==========   ==========
Basic earnings per common share......  $   0.73   $   1.04   $   0.84   $     2.04   $     3.79
                                       ========   ========   ========   ==========   ==========
Diluted earnings per common share....  $   0.72   $   1.03   $   0.83   $     1.74   $     2.96
                                       ========   ========   ========   ==========   ==========

                                                          AS OF DECEMBER 31,
                                      ----------------------------------------------------------
                                        1996       1997        1998         1999         2000
                                      --------   --------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA
  Rental merchandise, net...........  $ 95,110   $112,759   $  408,806   $  531,223   $  587,232
  Intangible assets, net............    47,192     61,183      727,976      707,324      708,328
  Total assets......................   174,467    208,868    1,502,989    1,485,000    1,486,910
  Total debt........................    18,993     26,280      805,700      847,160      741,051
  Total liabilities.................    48,964     56,115    1,088,600    1,007,408      896,307
  Redeemable convertible voting
     preferred stock................        --         --      259,476      270,902      281,232
  Stockholders' equity..............   125,503    152,753      154,913      206,690      309,371
OPERATING DATA
  Stores open at end of period......       423        504        2,126        2,075        2,158
  Comparable store revenue
     growth(2)......................       3.8%       8.1%         8.1%         7.7%        12.6%
  Weighted average number of
     stores.........................       349        479        1,222        2,089        2,103
  Franchise stores open at end of
     period.........................       251        262          324          365          364

---------------

(1) Includes the effects of a pre-tax, non-recurring legal reversion of $22.4 million associated with the settlement of three class action lawsuits in the state of New Jersey.

(2) Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the largest rent-to-own operator in the United States with an approximate 27% market share based on store count. At December 31, 2000, we operated 2,158 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2000, ColorTyme operated 364 stores in 42 states, 352 of which operate under the ColorTyme name and 12 stores which operate under the Rent-A-Center name. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

     We have pursued an aggressive growth strategy since we were acquired in 1989 by J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire underperforming stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation, particularly the Thorn Americas acquisition, our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

     We plan to accomplish our future growth through selective and opportunistic acquisitions, with an emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the sixth to seventh month after its initial opening. Historically, a typical store has achieved break-even profitability in 12 to 15 months after its initial opening. Total financing requirements of a typical new store approximate $400,000, with roughly 70% to 75% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.

     We believe that the cashflow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, and our store expansion intentions during 2001. The revolving credit facility provides us with revolving loans in an aggregate principal amount not exceeding $120.0 million. At December 31, 2000, we had $81.3 million available under our various debt agreements.

     In addition, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance additional financing will be available, or if available, will be on terms acceptable to us.

     You should be aware that, in the event that a change in control occurs, we may be required to offer to purchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. In addition, our senior credit facility restricts our ability to repurchase our subordinated notes, including pursuant to a change in control. Furthermore, a change in control would result in an event of default under our senior credit facilities, which could then be accelerate by our lenders, and would require us to offer to redeem our Series A preferred stock. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations, all of our senior subordinated notes and for the redemption of our Series A preferred stock, or that we would be able to obtain financing to do so on favorable terms, if at all.

COMPONENTS OF INCOME AND EXPENSE

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

     Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. For income tax purposes we depreciate our merchandise using the modified accelerated cost recovery system, or MACRS, with a three year class life.

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

                                                    YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                 -----------------------------   ------------------------
                                                  (COMPANY-OWNED STORES ONLY)     (FRANCHISE OPERATIONS)
                                                  2000       1999       1998      2000     1999     1998
                                                 -------    -------    -------   ------   ------   ------
STORE REVENUES
Rentals and fees...............................    94.5%      93.3%      93.6%      --%      --%      --%
Merchandise sales..............................     5.3        6.5        5.5       --       --       --
Other..........................................     0.2        0.2        0.9       --       --       --
                                                  -----      -----      -----    -----    -----    -----
                                                  100.0%     100.0%     100.0%      --       --       --
                                                  =====      =====      =====    =====    =====    =====
FRANCHISE REVENUES
Merchandise sales..............................      --         --         --     89.6     89.4     89.6
Royalty income and fees........................      --         --         --     10.4     10.6     10.4
                                                  -----      -----      -----    -----    -----    -----
                                                  100.0%     100.0%     100.0%   100.0%   100.0%   100.0%
                                                  =====      =====      =====    =====    =====    =====
OPERATING EXPENSES
Direct store expenses
  Depreciation of rental merchandise...........    19.4%      19.5%      21.7%      --%      --%      --%
  Cost of merchandise sold.....................     4.2        5.4        4.2     86.1     86.2     86.6
  Salaries and other expenses..................    56.1       56.6       55.7       --       --       --
                                                  -----      -----      -----    -----    -----    -----
                                                   79.7       81.5       81.6     86.1     86.2     86.6
General and administrative expenses............     2.9        2.9        3.5      4.4      5.1      4.9
Amortization of intangibles....................     1.8        2.0        2.0      0.6      0.6      0.7
Class action litigation settlements............    (1.4)        --        1.5       --       --       --
                                                  -----      -----      -----    -----    -----    -----
Total operating expenses.......................    83.0       86.4       88.6     91.1     91.9     92.2
                                                  -----      -----      -----    -----    -----    -----
Operating profit...............................    17.0       13.6       11.4      8.9      8.1      7.8
Interest expense/(income)......................     4.8        5.5        5.0     (1.0)    (0.8)    (0.7)
Non-recurring financing costs..................      --         --        0.7       --       --       --
                                                  -----      -----      -----    -----    -----    -----
Earnings before income taxes...................    12.2%       8.1%       5.7%     9.9%     8.9%     8.5%
                                                  =====      =====      =====    =====    =====    =====

  Year ended December 31, 2000 compared to year ended December 31, 1999

     Store Revenue. Total store revenue increased by $182.3 million, or 13.4%, to $1,543.9 million for 2000 from $1,361.6 million for 1999. The increase in total store revenue is directly attributable to the success of our efforts on improving store operations through:

     - increasing the customer base;

     - increasing in the number of units on rent;

     - increasing the average price per unit on rent by upgrading our rental merchandise; and

     - incremental revenues through acquisitions.

     Same store revenues increased by $161.2 million, or 12.6%, to $1,444.1 million for 2000 from $1,282.9 million in 1999. Same store revenues represent those revenues earned in stores that were operated by us for the entire years ending December 31, 2000 and 1999. This improvement was primarily attributable to an increase in the number of customers served, the number of items on rent, as well as revenue earned per item on rent.

     Franchise Revenue. Total franchise revenue increased by $2.2 million, or 3.9%, to $57.8 million for 2000 from $55.6 million in 1999. This increase was primarily attributable to an increase in the sale of rental merchandise to franchisees resulting from growth in the franchise store operations.

     Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $33.8 million, or 12.7%, to $299.3 million for 2000 from $265.5 million for 1999. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue decreased from 20.9% in 1999 to 20.5% in 2000. This decrease is primarily attributable to the successful implementation of our pricing strategies and inventory management practices in newly acquired stores.

     Cost of Merchandise Sold. Cost of merchandise sold decreased by $8.7 million, or 11.7%, to $65.3 million for 2000 from $74.0 million in 1999. This decrease was a direct result of fewer cash sales of product in 2000 as compared to 1999. During 1999, we focused our efforts on increasing the amount of merchandise sales to reduce certain items acquired in the Thorn Americas and Central Rents acquisitions that were not components of our normal merchandise strategy.

     Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 56.1% for 2000 from 56.6% for 1999. This decrease is a result of the leveraging of our fixed and semi-fixed costs such as labor, advertising and occupancy over a larger revenue base. Expenses included in the salaries and other category are items such as labor, delivery, service, utility, advertising, and occupancy costs.

     Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.8 million, or 3.8%, to $49.7 million for 2000 from $47.9 in 1999. This increase is a direct result of an increase in merchandise sold to franchisees in 2000 as compared to 1999.

     General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained level at 3.0% in 2000 from 3.0% in 1999. We expect general and administrative expenses to remain relatively stable at 3.0% of total revenue in the future.

     Amortization of Intangibles. Amortization of intangibles increased by $1.2 million, or 4.4%, to $28.3 million for 2000 from $27.1 million in 1999. This increase was primarily attributable to the additional goodwill amortization associated with the acquisition of 74 stores acquired in 2000.

     Operating Profit. Operating profit increased by $77.0 million, or 40.5%, to $267.0 million for 2000 from $190.0 million for 1999. In the second quarter of 2000, we received a pre-tax non-recurring class action litigation settlement refund of $22.4 million associated with the settlement of three class action lawsuits in the state of New Jersey. Operating profit stated before the effects of this non-recurring settlement refund increased by $54.6 million, or 28.7%. Operating profit as a percentage of total revenue increased to 15.3% in 2000 from 13.4% in 1999, calculated before the effects of the non-recurring settlement refund. This increase is attributable to our efforts in improving the efficiency and profitability of our stores.

     Net Earnings. Net earnings increased by $43.7 million, or 73.6%, to $103.0 million in 2000 from $59.3 million in 1999. Excluding the effects of the non-recurring settlement refund discussed above, net earnings increased by $31.8 million, or 53.6%.

     Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. Dividends can be paid at our option in cash or in additional shares of Series A preferred stock. Preferred dividends increased by $400,000, or 3.8%, to $10.4 million for 2000 as compared to $10.0 million in 1999. This increase is a result of more shares of Series A preferred stock outstanding in 2000 as compared to 1999.

  Year ended December 31, 1999 compared to year ended December 31, 1998

     Store Revenue. Total store revenue increased by $601.4 million, or 79.1%, to $1,361.6 million for 1999 from $760.2 million for 1998. The increase in total store revenue was primarily attributable to the inclusion of revenue from the Thorn Americas and Central Rents stores acquired during fiscal year 1998 for the entire year ended December 31, 1999. Same store revenues increased by $25.3 million, or 7.7%, to $354.3 million for 1999 from $329.0 million in 1998. Same store revenues represent those revenues earned in stores that were operated by us for the entire years ending December 31, 1999 and 1998, and therefore exclude the stores acquired from Thorn Americas and Central Rents. This improvement was primarily attributable to an increase in both the number of items on rent and in revenue earned per item on rent.

     Franchise Revenue. Total franchise revenue increased by $6.1 million, or 12.2%, to $55.6 million for 1999 from $49.5 million in 1998. This increase was primarily attributable to an increase in the sale of rental merchandise to franchisees resulting from 41 additional franchise locations in 1999 as compared to 1998.

     Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $100.8 million, or 61.2%, to $265.5 million for 1999 from $164.7 million for 1998. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue decreased to 20.9% in 1999 from 23.1% in 1998. This decrease is primarily attributable to Thorn Americas and Central Rents experiencing depreciation rates of 22.9% and 29.8%, respectively, upon their acquisition in 1998. These rates have decreased following the implementation of our pricing strategies and inventory management practices.

     Cost of Merchandise Sold. Cost of merchandise sold increased by $42.0 million, or 130.9%, to $74.0 million for 1999 from $32.0 million in 1998. This increase was a direct result of the inclusion of merchandise sales and the costs associated with those sales from the Thorn Americas and Central Rents stores acquired during the year ended December 31, 1998 for the entire year ended December 31, 1999.

     Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 56.6% for 1999 from 55.7% for 1998. This increase is principally attributable to incentive programs given to store-based employees in 1999, which provided additional compensation if they could achieve targeted gains in the number of items on rent and targeted reductions in the percentage of delinquent accounts. Expenses included in the salaries and other category are items such as labor, delivery, service, utility, advertising, and occupancy costs.

     Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $5.0 million, or 11.7%, to $47.9 million for 1999 from $42.9 in 1998. This increase is a direct result of an increase in merchandise sold to franchisees in 1999 as compared to 1998 resulting from an additional 41 franchise store locations.

     General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue decreased to 3.0% in 1999 from 3.5% in 1998 (3.2% before the $2.5 million non-recurring expense detailed below). This decrease was the result of increased revenues from the stores acquired from Thorn Americas and Central Rents, allowing us to leverage our fixed and semi-fixed costs over the larger revenue base.

     Amortization of Intangibles. Amortization of intangibles increased by $11.8 million, or 76.7%, to $27.1 million for 1999 from $15.3 million in 1998. This increase was primarily attributable to the additional goodwill amortization associated with the 1998 acquisitions of Thorn Americas and Central Rents included for the full year ended December 31, 1999.

     Operating Profit. Operating profit increased by $99.2 million, or 109.2%, to $190.0 million for 1999 from $90.8 million for 1998. In the third quarter of 1998, we incurred a pre-tax non-recurring expense of $2.5 million to effect a name change of the Renters Choice stores to Rent-A-Center. In the fourth quarter of 1998, we incurred a pre-tax non-recurring class action litigation settlement of $11.5 million. Stated before the effects of these expenses, operating profit increased by $85.2 million, or 81.3%. Operating profit as a percentage of total revenue increased to 13.4% in 1999 from 12.9% in 1998, calculated before the effects of the non-recurring expenses. This increase is attributable to our efforts in improving the efficiency and profitability of the stores acquired from Thorn Americas and Central Rents.

     Net Earnings. Net earnings increased by $34.6 million, or 139.7%, to $59.4 million in 1999 from $24.8 million in 1998. In addition to the $2.5 million and $11.5 million pre-tax non-recurring expenses discussed above, we also incurred pre-tax non-recurring financing costs of $5.0 million associated with interim financing utilized in the acquisition of Thorn Americas until permanent financing was obtained. The after-tax effect of these items was $10.3 million. Calculated before the effects of these non-recurring expenses, net earnings increased by $24.3 million, or 69.3%.

     Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. Dividends can be paid at our option in cash or in additional shares of Series A preferred stock. Preferred dividends increased by $6.1 million, or 153.9%, to $10.0 million for 1999 as compared to $3.9 million in 1998. This increase is a result of more shares of Series A preferred stock outstanding in 1999 as compared to 1998.

QUARTERLY RESULTS

     The following table contains certain unaudited historical financial information for the quarters indicated.

                                              1ST QUARTER   2ND QUARTER   3RD QUARTER(4)   4TH QUARTER(5)
                                              -----------   -----------   --------------   --------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000(1)
  Revenues..................................   $392,526      $392,245        $404,968         $411,875
  Operating profit..........................     58,552        84,184          63,720           60,557
  Net earnings..............................     20,889        34,621          23,901           23,616
  Basic earnings per common share...........       0.75          1.32            0.87             0.85
  Diluted earnings per common share.........   $   0.61      $   1.00        $   0.68         $   0.67
YEAR ENDED DECEMBER 31, 1999(2)
  Revenues..................................   $344,697      $351,421        $350,420         $370,629
  Operating profit..........................     41,702        45,788          48,960           53,573
  Net earnings..............................     12,027        13,891          15,597           17,840
  Basic earnings per common share...........       0.40          0.47            0.54             0.63
  Diluted earnings per common share.........   $   0.35      $   0.41        $   0.46         $   0.52
YEAR ENDED DECEMBER 31, 1998(3)
  Revenues..................................   $ 90,233      $103,313        $265,886         $350,284
  Operating profit..........................     13,721        15,547          30,467           31,078
  Net earnings..............................      7,856         8,529           4,643            3,730
  Basic earnings per common share...........       0.32          0.34            0.13             0.05
  Diluted earnings per common share.........   $   0.31      $   0.34        $   0.13         $   0.05

                                              1ST QUARTER   2ND QUARTER   3RD QUARTER(4)   4TH QUARTER(5)
                                              -----------   -----------   --------------   --------------
                                                             (AS A PERCENTAGE OF REVENUES)
YEAR ENDED DECEMBER 31, 2000(1)
  Revenues..................................     100.0%        100.0%         100.0%           100.0%
  Operating profit..........................      14.9          21.4           15.7             14.7
  Net earnings..............................       5.3           8.8            5.9              5.7
YEAR ENDED DECEMBER 31, 1999(2)
  Revenues..................................     100.0%        100.0%         100.0%           100.0%
  Operating profit..........................      12.1          13.0           14.0             14.5
  Net earnings..............................       3.5           4.0            4.5              4.8
YEAR ENDED DECEMBER 31, 1998(3)
  Revenues..................................     100.0%        100.0%         100.0%           100.0%
  Operating profit..........................      15.2          15.0           11.5              8.9
  Net earnings..............................       8.7           8.3            1.7              1.1

---------------

(1) Includes the effects of a pre-tax, non-recurring legal reversion of $22.4 million associated with the settlement of three class action lawsuits in the state of New Jersey.

(2) During 1999, we did not acquire nor sell any stores. However, we did consolidate 51 stores into existing locations.

(3) During 1998, six stores were purchased during the first quarter; 177 stores were purchased during the second quarter; 1,450 stores were purchased during the third quarter; and four stores were purchased during the fourth quarter. Of the 1,637 stores acquired, 15 were subsequently consolidated with existing store locations. In addition, one store was opened during the first quarter, and one store was sold during the third quarter.

(4) During the third quarter of 1998, we incurred pre-tax non-recurring financing costs of $5.0 million associated with the interim financing utilized in the acquisition of Thorn Americas, and $2.5 million associated with effecting a name change of the Renters Choice stores to Rent-A-Center.

(5) During the fourth quarter of 1998, we charged $11.5 million (pre-tax) to earnings classified as class action legal settlements, in conjunction with the settlement of class action litigation in New Jersey.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity requirements are for debt service, working capital, capital expenditures, acquisitions and new store openings. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of equity securities. During fiscal 2000, we did not look to borrowings and sales of our equity securities as a source of additional liquidity. In the future, we may incur additional debt, or may issue debt or equity securities to finance our operating and growth strategies. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

     Cash provided by operating activities increased by $220.8 million to $191.6 million in 2000 from $(29.2) million in 1999. This increase is primarily the result of the increase in net earnings, reduced investment in inventory and reduced cash needs for settling liabilities assumed in the Thorn Americas acquisition.

     Cash used in investing activities increased by $51.4 million to $79.0 million in 2000 from $27.6 million in 1999. This increase is primarily attributable to the acquisition of new store locations in 2000, as we resumed our acquisition program in 2000 following the acquisition of Thorn Americas and Central Rents in 1998.

     Cash used in financing activities increased by $142.5 million to a net use of $97.7 million in 2000 compared to net cash provided of $44.8 million in 1999. This increase is primarily related to the net repayment of debt of $106.1 million in 2000 compared to net borrowings of $40.8 million in 1999.

     Working Capital. We purchased $462.1 million, $513.9 million and $207.7 million of rental merchandise during 2000, 1999 and 1998, respectively. During 1999, we made a one time net investment in rental inventory in order to remerchandise the stores acquired in the Thorn Americas and Central Rents acquisitions.

     Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $37.9 million, $36.2 million and $21.9 million on capital expenditures in 2000, 1999 and 1998, respectively, and expect to spend approximately $45 million in 2001.

     Acquisitions and New Store Openings. During 2000, we resumed our strategy of increasing our store base through opening new stores, as well as through opportunistic acquisitions. It is our intention to increase the number of stores we operate by an average of approximately 10-15% per year over the next several years.

     The profitability of our stores tends to grow at a slower rate approximately five years from the time we open or acquire them. As a result, in order for us to show improvements in our profitability, it is important for us to continue to open stores in new locations or acquire underperforming stores on favorable terms. There can be no assurance that we will be able to acquire or open new stores at the rates we expect, or at all. We cannot assure you that the stores we do acquire or open will be profitable at the same levels that our current stores are, or at all.

     Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2000.

YEAR ENDING
DECEMBER 31,
------------                                             (IN THOUSANDS)
2001...................................................     $  2,651
2002...................................................        2,651
2003...................................................        2,651
2004...................................................       38,977
2005...................................................      147,955
Thereafter.............................................      371,166
                                                            --------
                                                            $566,051
                                                            ========

     We intend to continue to make prepayments of debt under our senior credit facilities to the extent we have available cash that is not necessary for store openings or acquisitions. We cannot, however, assure you that we will have excess cash available for debt prepayments.

     Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by The Chase Manhattan Bank, as administrative agent. At December 31, 2000, we had a total of $566.1 million outstanding under these facilities, all of which was under our term loans. At December 31, 2000, we had $76.3 million of availability under the revolving credit facility.

     Borrowings under the senior credit facilities bear interest at varying rates equal to 1.25% to 2.75% over LIBOR, which was 6.55% at December 31, 2000. We also have a prime rate option under the facilities, but have not exercised it to date. At December 31, 2000, the average rate on outstanding borrowings was 8.95%.

     During 1998, we entered into interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500.0 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. The protection on $250 million expires in 2001, and the protection on the balance expires in 2003.

     The senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property and real property. The senior credit facilities are also secured by a pledge of the capital stock of our subsidiaries.

     The senior credit facilities contains covenants that limit our ability to:

     - incur additional debt (including subordinated debt) in excess of $25 million;

     - pay our senior subordinated notes, other than interest and mandatory prepayments;

     - incur liens or other encumbrances;

     - merge, consolidate or sell substantially all our property or business;

     - sell assets, other than inventory;

     - make investments or acquisitions unless we meet financial tests and other requirements;

     - make cash dividends or repurchase capital stock in excess of $25 million;

     - make capital expenditures; or

     - enter into a new line of business.

     The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At December 31, 2000, we were in compliance with all covenants under the senior credit facilities.

     Events of default under the senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facilities would occur if we undergo a change of control. This is defined to include the case where Apollo ceases to own at least 50% of the amount of our voting stock that they owned on August 5, 1998, or a third party becomes the beneficial owner of 33.33% or more of our voting stock at a time when certain permitted investors own less than the third party or Apollo entities own less than 35% of the voting stock owned by the permitted investors. We do not have the ability to prevent Apollo from selling its stock, and therefore would be subject to an event of default if Apollo did so and its sales were not agreed to by the lenders under the senior credit facilities. This could result in the acceleration of the maturity of our debt under the senior credit facilities, as well as under the subordinated notes through their cross-acceleration provision.

     Subordinated Notes. In 1998, we issued $175.0 million of subordinated notes, maturing on August 15, 2008, under an indenture dated as of August 18, 1998 among us, our subsidiary guarantors and IBJ Shroder Bank & Trust Company, as trustee.

     The indenture contains covenants that limit our ability to:

     - incur additional debt;

     - sell assets or our subsidiaries;

     - grant liens to third parties;

     - pay dividends or repurchase stock; and

     - engage in a merger or sell substantially all of our assets.

     Events of default under the indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25 million.

     We may redeem the notes after August 15, 2003, at our option, in whole or in part. In addition, subject to the restrictions set forth in the senior credit facility, at any time prior to August 15, 2001 we may redeem up to 33.33% of the original aggregate principal amount of the subordinated notes with the cash proceeds of one or more equity offerings, at a redemption price of 111% of the principal amount being redeemed.

     The subordinated notes also require that upon the occurrence of a change of control (as defined in the indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. If we did not comply with this repurchase obligation, this would trigger an event of default under our senior credit facilities.

     Sales of Equity Securities. During 1998, we issued 260,000 shares of our Series A preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our Series A preferred stock accrue on a quarterly basis, at the rate of $37.50 per annum, per share, and are currently paid in additional shares of Series A preferred stock because of restrictive provisions of our senior credit facilities. Beginning in 2003, we will be required to pay the dividends in cash. Under the terms of our senior credit facilities, we do not currently have the ability to comply with this requirement. If we are not able to amend the terms of the senior credit facilities or the Series A preferred stock, both the payment and the non-payment of dividends on the Series A preferred stock would trigger an event of default under the senior credit facilities. This in turn would trigger an event of default under the subordinated notes if indebtedness under the senior credit facilities were accelerated. This would likely result in a material adverse effect on our financial condition.

     The Series A preferred stock is not redeemable until 2002, after which time we may, at our option, redeem the shares at 105% of the $1,000 per share liquidation preference plus accrued and unpaid dividends.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transaction that receive hedge accounting. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 and was adopted by us on January 1, 2001.

     As of December 31, 2000, we identified and designated the interest rate swap agreements as derivatives that qualify as hedges under Statement 133, as amended. We only have interest rate swap agreements that qualify as derivatives under Statement 133, as amended, and the effects of implementation of this statement as of January 1, 2001 are not expected to have a material impact on our financial position, results of operations or cash flows. If Statement 133 were applied to our derivative contracts in place at December 31, 2000, the fair value of the contracts would increase assets by approximately $2.6 million with an offsetting amount of $2.6 million recorded in accumulated other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     As of December 31, 2000, we had $175.0 million in subordinated notes outstanding at a fixed interest rate of 11.0% and $566.1 million in term loans outstanding at interest rates indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at December 31, 2000 was $169.8 million, which is $5.2 million below their carrying value. Unlike the subordinated notes, the $566.1 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. These contracts have an average remaining life of two and one half years, with $250.0 million expiring in 2001 and $250.0 million in 2003. Given our current capital structure, including our interest rate swap agreements, we have $66.1 million, or 9.0% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $0.7 million. The swap agreements had an aggregate fair value of $2.6 million and $14.5 million at December 31, 2000 and 1999, respectively. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $9.8 million.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(*)

ITEM 11. EXECUTIVE COMPENSATION(*)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(*)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(*)
---------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2001 Annual Meeting of Stockholders of Rent-A-Center, Inc. which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

                                            RENT-A-CENTER, INC.

                                            By:     /s/ ROBERT D. DAVIS
                                              ----------------------------------
                                                       Robert D. Davis
                                               Senior Vice President -- Finance
                                                   Chief Financial Officer

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ J. ERNEST TALLEY                   Chairman of the Board and Chief  March 30, 2001
-----------------------------------------------------    Executive Officer (Principal
                  J. Ernest Talley                       Executive Officer)

                /s/ MITCHELL E. FADEL                  President and Director           March 30, 2001
-----------------------------------------------------
                  Mitchell E. Fadel

                /s/ L. DOWELL ARNETTE                  Executive Vice President --      March 30, 2001
-----------------------------------------------------    Growth and Director
                  L. Dowell Arnette

                 /s/ ROBERT D. DAVIS                   Senior Vice                      March 30, 2001
-----------------------------------------------------    President -- Finance,
                   Robert D. Davis                       Treasurer and Chief Financial
                                                         Officer (Principal Financial
                                                         and Accounting Officer)

                 /s/ MARK E. SPEESE                    Director                         March 30, 2001
-----------------------------------------------------
                   Mark E. Speese

                  /s/ J. V. LENTELL                    Director                         March 30, 2001
-----------------------------------------------------
                    J.V. Lentell

             /s/ JOSEPH V. MARINER, JR.                Director                         March 30, 2001
-----------------------------------------------------
               Joseph V. Mariner, Jr.

                 /s/ PETER P. COPSES                   Director                         March 30, 2001
-----------------------------------------------------
                   Peter P. Copses

                /s/ LAURENCE M. BERG                   Director                         March 30, 2001
-----------------------------------------------------
                  Laurence M. Berg

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
RENT-A-CENTER, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants..........  F-2
Consolidated Financial Statements
  Balance Sheets............................................  F-3
  Statements of Earnings....................................  F-4
  Statement of Stockholders' Equity.........................  F-5
  Statements of Cash Flows..................................  F-6
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Rent-A-Center, Inc.

     We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            GRANT THORNTON LLP

Dallas, Texas
February 9, 2001

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

Cash and cash equivalents...................................  $   36,495   $   21,679
  Accounts receivable -- trade..............................       3,254        3,883
  Prepaid expenses and other assets.........................      31,805       27,867
  Rental merchandise, net
     On rent................................................     477,095      425,469
     Held for rent..........................................     110,137      105,754
  Property assets, net......................................      87,168       82,657
  Deferred income taxes.....................................      32,628      110,367
  Intangible assets, net....................................     708,328      707,324
                                                              ----------   ----------
                                                              $1,486,910   $1,485,000
                                                              ==========   ==========

                                     LIABILITIES

Accounts payable -- trade...................................  $   65,696   $   53,452
Accrued liabilities.........................................      89,560      106,796
Senior debt.................................................     566,051      672,160
Subordinated notes payable..................................     175,000      175,000
                                                              ----------   ----------
                                                                 896,307    1,007,408
COMMITMENTS AND CONTINGENCIES...............................          --           --
PREFERRED STOCK
  Redeemable convertible voting preferred stock, net of
     placement costs, $.01 par value; 5,000,000 shares
     authorized; 281,756 and 271,426 shares issued and
     outstanding in 2000 and 1999, respectively.............     281,232      270,902
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 25,700,058 and 25,297,458 shares issued in
     2000 and 1999, respectively............................         257          253
  Additional paid-in capital................................     115,607      105,627
  Retained earnings.........................................     218,507      125,810
                                                              ----------   ----------
  Treasury stock, 990,099 shares at cost....................     (25,000)     (25,000)
                                                              ----------   ----------
                                                                 309,371      206,690
                                                              ----------   ----------
                                                              $1,486,910   $1,485,000
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------   ----------   --------
Revenues
  Store
     Rentals and fees.....................................  $1,459,664   $1,270,885   $711,443
     Merchandise sales....................................      81,166       88,516     41,456
     Other................................................       3,018        2,177      7,282
  Franchise
     Merchandise sales....................................      51,769       49,696     44,365
     Royalty income and fees..............................       5,997        5,893      5,170
                                                            ----------   ----------   --------
                                                             1,601,614    1,417,167    809,716
Operating expenses
  Direct store expenses
     Depreciation of rental merchandise...................     299,298      265,486    164,651
     Cost of merchandise sold.............................      65,332       74,027     32,056
     Salaries and other expenses..........................     866,234      770,572    423,750
  Franchise cost of merchandise sold......................      49,724       47,914     42,886
                                                            ----------   ----------   --------
                                                             1,280,588    1,157,999    663,343
  General and administrative expenses.....................      48,093       42,029     28,715
  Amortization of intangibles.............................      28,303       27,116     15,345
  Class action litigation settlements.....................     (22,383)          --     11,500
                                                            ----------   ----------   --------
          Total operating expenses........................   1,334,601    1,227,144    718,903
                                                            ----------   ----------   --------
          Operating profit................................     267,013      190,023     90,813
Interest expense..........................................      74,324       75,673     39,144
Non-recurring financing costs.............................          --           --      5,018
Interest income...........................................      (1,706)        (904)    (2,004)
                                                            ----------   ----------   --------
          Earnings before income taxes....................     194,395      115,254     48,655
Income tax expense........................................      91,368       55,899     23,897
                                                            ----------   ----------   --------
          NET EARNINGS....................................     103,027       59,355     24,758
Preferred dividends.......................................      10,420       10,039      3,954
                                                            ----------   ----------   --------
Net earnings allocable to common stockholders.............  $   92,607   $   49,316   $ 20,804
                                                            ==========   ==========   ========
Basic earnings per common share...........................  $     3.79   $     2.04   $   0.84
                                                            ==========   ==========   ========
Diluted earnings per common share.........................  $     2.96   $     1.74   $   0.83
                                                            ==========   ==========   ========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                     COMMON STOCK     ADDITIONAL
                                    ---------------    PAID-IN     RETAINED   TREASURY
                                    SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK      TOTAL
                                    ------   ------   ----------   --------   --------   --------
Balance at January 1, 1998........  24,905    $249     $ 99,381    $ 53,123   $     --   $152,753
  Net earnings....................      --      --           --      24,758         --     24,758
  Purchase of treasury stock --
     990 shares...................      --      --           --          --    (25,000)   (25,000)
  Exercise of stock options.......     169       2        1,872          --         --      1,874
  Tax benefits related to exercise
     of stock options.............      --      --          528          --         --        528
                                    ------    ----     --------    --------   --------   --------
Balance at December 31, 1998......  25,074     251      101,781      77,881    (25,000)   154,913
  Net earnings....................      --      --           --      59,355         --     59,355
  Preferred dividends.............      --      --           --     (11,426)        --    (11,426)
  Exercise of stock options.......     223       2        3,318          --         --      3,320
  Tax benefits related to exercise
     of stock options.............      --      --          528          --         --        528
                                    ------    ----     --------    --------   --------   --------
Balance at December 31, 1999......  25,297     253      105,627     125,810    (25,000)   206,690
  Net earnings....................      --      --           --     103,027         --    103,027
  Preferred dividends.............      --      --           --     (10,330)        --    (10,330)
  Issuance of stock options for
     services.....................      --      --           65          --         --         65
  Exercise of stock options.......     403       4        8,430          --         --      8,434
  Tax benefits related to exercise
     of stock options.............      --      --        1,485          --         --      1,485
                                    ------    ----     --------    --------   --------   --------
Balance at December 31, 2000......  25,700    $257     $115,607    $218,507   $(25,000)  $309,371
                                    ======    ====     ========    ========   ========   ========

         The accompanying notes are an integral part of this statement.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2000        1999         1998
                                                            ---------   ---------   ----------
Cash flows from operating activities
  Net earnings............................................  $ 103,027   $  59,355   $   24,758
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
     Depreciation of rental merchandise...................    299,298     265,486      164,651
     Depreciation of property assets......................     33,144      31,313       17,482
     Amortization of intangibles..........................     28,303      27,116       15,345
     Non-recurring charges -- loss on assets related to
       name change........................................         --          --        2,451
     Amortization of financing fees.......................      2,705       2,608        1,326
Changes in operating assets and liabilities, net of
  effects of acquisitions
     Rental merchandise...................................   (342,233)   (387,903)    (171,263)
     Accounts receivable -- trade.........................        629        (587)        (155)
     Prepaid expenses and other assets....................     (6,624)      6,522        5,240
     Deferred income taxes................................     77,738      64,231       20,565
     Accounts payable -- trade............................     12,197       9,584      (27,508)
     Accrued liabilities..................................    (16,621)   (106,975)     (46,492)
                                                            ---------   ---------   ----------
          Net cash provided by (used in) operating
            activities....................................    191,563     (29,250)       6,400
Cash flows from investing activities
  Purchase of property assets.............................    (37,937)    (36,211)     (21,860)
  Proceeds from sale of property assets...................      1,403       8,563          740
  Acquisitions of businesses, net of cash acquired........    (42,538)         --     (947,655)
                                                            ---------   ---------   ----------
          Net cash used in investing activities...........    (79,072)    (27,648)    (968,775)
                                                            ---------   ---------   ----------
Cash flows from financing activities
  Purchase of treasury stock..............................         --          --      (25,000)
  Financing fees paid.....................................         --          --      (24,017)
  Proceeds from issuance of preferred stock, net of
     issuance costs.......................................         --          --      259,476
  Exercise of stock options...............................      8,434       3,320        1,874
  Proceeds from debt......................................    242,975     320,815    1,258,464
  Repayments of debt......................................   (349,084)   (279,355)    (479,369)
                                                            ---------   ---------   ----------
          Net cash provided by (used in) financing
            activities....................................    (97,675)     44,780      991,428
                                                            ---------   ---------   ----------
          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS...................................     14,816     (12,118)      29,053
Cash and cash equivalents at beginning of year............     21,679      33,797        4,744
                                                            ---------   ---------   ----------
Cash and cash equivalents at end of year..................  $  36,495   $  21,679   $   33,797
                                                            =========   =========   ==========

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                               2000       1999        1998
                                                              -------   --------   -----------
Supplemental cash flow information
  Cash paid during the year for:
     Interest...............................................  $75,956   $ 76,653   $    26,091
     Income taxes...........................................  $ 9,520   $  4,631   $    10,212
Supplemental schedule of non-cash investing and financing
  activities
  Fair value of assets acquired, including cash of $56,027
     in 1998................................................  $42,538   $     --   $ 1,340,480
  Cash paid.................................................   42,538         --    (1,003,682)
                                                              -------   --------   -----------
  Liabilities assumed.......................................  $    --   $     --   $   336,798
                                                              =======   ========   ===========

During 2000 and 1999, the Company paid preferred dividends of approximately $10.3 million and $11.4 million by issuing 10,330 and 11,426 shares of preferred stock, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

  Principles of Consolidation and Nature of Operations

     The accompanying financial statements include the accounts of Rent-A-Center, Inc. (Rent-A-Center), and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. Rent-A-Center's sole operating segment consists of leasing household durable goods to customers on a rent-to-own basis. At December 31, 2000, the Company operated 2,158 stores which were located throughout the 50 United States, the District of Columbia and the Commonwealth of Puerto Rico.

     ColorTyme, Inc. (ColorTyme), the only subsidiary with substantive operations, is a nationwide franchisor of 364 franchised rent-to-own stores operating in 42 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme's primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues are generated primarily from royalties based on franchisees' monthly gross revenues.

  Rental Merchandise

     Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 to 36 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method.

     Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is written-off when such impairment occurs.

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

  Advertising Costs

     Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $61.2 million, $55.8 million, and $37.2 million in 2000, 1999 and 1998, respectively.

  Stock-Based Compensation

     The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. Option grants to non-employees are expensed at the time of grant.

  Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

  Derivative Financial Instruments

     The Company uses interest rate swap agreements to manage interest rate risk on its variable rate debt. Amounts due to or from counterparties are recorded in interest income or expense as incurred.

  Prospective Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transaction that receive hedge accounting. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will be adopted by the Company on January 1, 2001.

     As of December 31, 2000, the Company has identified and designated the interest rate swap agreements as derivatives that qualify as hedges under Statement 133, as amended. The Company has only interest rate swap agreements that qualify as derivatives under Statement 133, as amended, and the effects of implementation of this statement as of January 1, 2001 are not expected to have a material impact on the Company's financial position, results of operations or cash flows. If Statement 133 were applied to the Company's derivative contracts in place at December 31, 2000, the fair value of the contracts would increase assets by approximately $2.6 million with an offsetting amount of $2.6 million recorded in accumulated other comprehensive income.

  Reclassifications

     Certain reclassifications have been made to prior year financial information in order to conform to the 2000 presentation.

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

     In conjunction with the Thorn acquisition, the Company terminated substantially all of the existing Thorn home office employees (approximately
550), and discontinued using Thorn's distribution facilities. As a result, at acquisition the Company recorded liabilities for employee termination costs, primarily related to severance agreements, of approximately $21.4 million and costs associated with the discontinued use of leased

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
distribution and store facilities of approximately $18.4 million. As of December 31, 2000, all of the termination costs and $15.5 million of the costs associated with the discontinued use of the leased distribution and store facilities had been paid.

     At acquisition, the Company recorded an accrual of approximately $125 million for estimated probable losses on Thorn litigation, including $34.5 million related to Fogie v. Thorn Americas, Inc. and Willis v. Thorn Americas, Inc. The Company was indemnified by the seller for losses relating to the Fogie and Willis cases, and had recorded a corresponding receivable. As of December 31, 2000 approximately $110 million has been paid in settlement of certain of the acquired litigation. Details regarding acquired litigation and related settlements are described in Note K.

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

     For the year ending December 31, 2000 the Company acquired 74 stores in 19 separate transactions for an aggregate of approximately $42.5 million in cash.

NOTE C -- RENTAL MERCHANDISE

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
On rent
  Cost......................................................  $768,590   $633,360
  Less accumulated depreciation.............................   291,495    207,891
                                                              --------   --------
                                                              $477,095   $425,469
                                                              ========   ========
Held for rent
  Cost......................................................  $136,850   $122,984
  Less accumulated depreciation.............................    26,713     17,230
                                                              --------   --------
                                                              $110,137   $105,754
                                                              ========   ========

NOTE D -- PROPERTY ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
                                                                 (IN THOUSANDS)
Furniture and equipment.....................................  $ 71,024     $ 57,879
Transportation equipment....................................    29,500       29,498
Building and leasehold improvements.........................    61,439       43,009
Construction in progress....................................     3,300          786
                                                              --------     --------
                                                               165,263      131,172
Less accumulated depreciation...............................    78,095       48,515
                                                              --------     --------
                                                              $ 87,168     $ 82,657
                                                              ========     ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE E -- INTANGIBLE ASSETS

                                                                               DECEMBER 31,
                                                             AMORTIZATION   -------------------
                                                                PERIOD        2000       1999
                                                             ------------   --------   --------
                                                                              (IN THOUSANDS)
Noncompete agreements......................................   2-5 years     $  5,152   $  5,152
Franchise network..........................................    10 years        3,000      3,000
Goodwill...................................................  20-30 years     775,797    748,251
Other......................................................    Various         1,899        142
                                                                            --------   --------
                                                                             785,848    756,545
Less accumulated amortization..............................                   77,520     49,221
                                                                            --------   --------
                                                                            $708,328   $707,324
                                                                            ========   ========

NOTE F -- SENIOR DEBT

     In conjunction with the acquisition of Thorn, the Company entered into a Senior Credit Facility (the Facility) with a syndicate of banks. The Company also has other debt facilities. Senior debt consists of the following:

                                                      DECEMBER 31, 2000                    DECEMBER 31, 1999
                                              ----------------------------------   ----------------------------------
                                   FACILITY   MAXIMUM      AMOUNT       AMOUNT     MAXIMUM      AMOUNT       AMOUNT
                                   MATURITY   FACILITY   OUTSTANDING   AVAILABLE   FACILITY   OUTSTANDING   AVAILABLE
                                   --------   --------   -----------   ---------   --------   -----------   ---------
                                                                     (IN THOUSANDS)
Senior Credit Facility:
  Term Loan "A"..................    2004     $     --    $     --      $    --    $ 99,443    $ 99,443      $    --
  Term Loan "B"..................    2006      203,300     203,300           --     222,918     222,918           --
  Term Loan "C"..................    2007      248,815     248,815           --     272,639     272,639           --
  Term Loan "D"(2)...............    2007      113,936     113,936           --          --          --           --
  Revolver(1)....................    2004      120,000          --       76,272     120,000      16,500       64,800
  Letter of Credit/Multi-Draw....                   --          --           --      85,000      59,950       25,050
                                              --------    --------      -------    --------    --------      -------
                                               686,051     566,051       76,272     800,000     671,450       89,850
Other Indebtedness:
  Line of credit.................                5,000          --        5,000       5,000         710        4,290
                                              --------    --------      -------    --------    --------      -------
Total Debt Facilities............             $691,051    $566,051      $81,272    $805,000    $672,160      $94,140
                                              ========    ========      =======    ========    ========      =======

---------------

(1) As at December 31, 2000 and 1999 the amounts available under the Company's revolver facility were reduced by approximately $43.7 million and $38.7 million, respectively, for outstanding letters of credit. These letters of credit are used to support the Company's insurance obligations.

(2) On June 29, 2000, we refinanced a portion of our senior credit facility by adding a new $125 million Term D tranche to our existing facility. No significant mandatory principal repayments are required on the Term D facility until the tranche becomes due in 2007.

     Borrowings under the Facility bear interest at varying rates equal to 0.25% to 1.75% over the designated prime rate (9.50% per annum at December 31, 2000) or 1.25% to 2.75% over LIBOR (6.55% at December 31, 2000) at the Company's option, and are subject to quarterly adjustments based on certain leverage ratios. At December 31, 2000 and 1999, the average rate on outstanding borrowings was 8.95% and 8.78%, respectively. A commitment fee equal to 0.25% to 0.50% of the unused portion of the Facility is payable quarterly.

     The Facility is collateralized by substantially all of the Company's tangible and intangible assets, and is unconditionally guaranteed by each of the Company's subsidiaries. In addition, the Facility contains several financial covenants as defined therein, including a maximum leverage ratio, a minimum interest coverage

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
ratio, and a minimum fixed charge coverage ratio, as well as restrictions on capital expenditures, additional indebtedness, and the disposition of assets not in the ordinary course of business.

     During 1998, the Company entered into three interest rate swap agreements to limit the effect of increases in interest rates. These agreements expire in 2001 and 2003, and have an aggregate notional principal amount of $500 million. The effect of these agreements is to limit the Company's interest rate exposure by fixing the LIBOR rate at 5.59%. The agreements had no cost to the Company, and at December 31, 2000 and 1999 they had aggregate fair values of $2.6 million and $14.5 million, respectively.

     The following are scheduled maturities of senior debt at December 31, 2000:

YEAR ENDING
DECEMBER 31,
------------                                             (IN THOUSANDS)
2001...................................................     $  2,651
2002...................................................        2,651
2003...................................................        2,651
2004...................................................       38,977
2005...................................................      147,955
Thereafter.............................................      371,166
                                                            --------
                                                            $566,051
                                                            ========

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Set forth below is certain condensed consolidating financial information (within the meaning of Rule 1-3-10 of Regulation S-X) as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000. The financial information includes the Guarantors from the dates they were acquired or formed by the Company and is presented using the push-down basis of accounting.

                                                   PARENT     SUBSIDIARY   CONSOLIDATING
                                                  COMPANY     GUARANTORS    ADJUSTMENTS      TOTALS
                                                 ----------   ----------   -------------   ----------
                                                                    (IN THOUSANDS)
Condensed consolidating balance sheets
2000
Rental merchandise, net........................  $  587,232    $     --      $      --     $  587,232
Intangible assets, net.........................     351,498     356,830             --        708,328
Other assets...................................     531,992      13,754       (354,396)       191,350
                                                 ----------    --------      ---------     ----------
          Total assets.........................   1,470,722    $370,584      $(354,396)    $1,486,910
                                                 ==========    ========      =========     ==========
Senior Debt....................................  $  566,051    $     --      $      --     $  566,051
Other liabilities..............................     325,995       4,261             --        330,256
Preferred stock................................     281,232          --             --        281,232
Stockholder's equity...........................     297,444     366,323       (354,396)       309,371
                                                 ----------    --------      ---------     ----------
          Total liabilities and equity.........  $1,470,722    $370,584      $(354,396)    $1,486,910
                                                 ==========    ========      =========     ==========
1999
Rental merchandise, net........................  $  531,223    $     --      $      --     $  531,223
Intangible assets, net.........................     337,486     369,838             --        707,324
Other assets...................................     601,229      10,261       (365,037)       246,453
                                                 ----------    --------      ---------     ----------
          Total assets.........................   1,469,938    $380,099      $(365,037)     1,485,000
                                                 ==========    ========      =========     ==========
Senior Debt....................................  $  672,160    $     --      $      --     $  672,160
Other liabilities..............................     328,714       6,534             --        335,248
Preferred stock................................     270,902                         --        270,902
Stockholder's equity...........................     198,162     373,565       (365,037)       206,690
                                                 ----------    --------      ---------     ----------
          Total liabilities and equity.........  $1,469,938    $380,099      $(365,037)    $1,485,000
                                                 ==========    ========      =========     ==========

                                                              PARENT     SUBSIDIARY
                                                             COMPANY     GUARANTORS     TOTAL
                                                            ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Condensed consolidating statements of earnings
2000
Total revenues............................................  $1,543,848    $57,766     $1,601,614
Direct store expenses.....................................   1,230,864         --      1,230,864
Other.....................................................     205,342     62,381        267,723
                                                            ----------    -------     ----------
Net earnings (loss).......................................  $  107,642    $(4,615)    $  103,027
                                                            ==========    =======     ==========
1999
Total revenues............................................  $1,361,578    $55,589     $1,417,167
Direct store expenses.....................................   1,110,085         --      1,110,085
Other.....................................................     187,156     60,571        247,727
                                                            ----------    -------     ----------
Net earnings (loss).......................................  $   64,337    $(4,982)    $   59,355
                                                            ==========    =======     ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                                              PARENT     SUBSIDIARY
                                                             COMPANY     GUARANTORS     TOTAL
                                                            ----------   ----------   ----------
                                                                       (IN THOUSANDS)
1998
Total revenues............................................  $  760,181    $49,535     $  809,716
Direct store expenses.....................................     620,457         --        620,457
Other.....................................................     121,615     42,886        164,501
                                                            ----------    -------     ----------
Net earnings (loss).......................................  $   18,109    $ 6,649     $   24,758
                                                            ==========    =======     ==========

NOTE H -- ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
                                                                (IN THOUSANDS)
Taxes other than income.....................................  $20,306   $ 19,228
Accrued litigation costs....................................   14,753     19,163
Accrued insurance costs.....................................   28,929     22,473
Accrued compensation and other..............................   25,572     45,932
                                                              -------   --------
                                                              $89,560   $106,796
                                                              =======   ========

NOTE I -- REDEEMABLE CONVERTIBLE VOTING PREFERRED STOCK

     During 1998, the Company issued 260,000 shares of redeemable convertible voting preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Placement costs of approximately $0.5 million were charged against these proceeds to arrive at the original carrying value.

     The preferred stock is convertible, at any time, into shares of the Company's common stock at a conversion price equal to $27.935 per share, and has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions may be made to holders of common stock until the holders of the preferred stock have received the liquidation preference. Dividends accrue on a quarterly basis, at the rate of $37.50 per annum, per share. Under the terms of the preferred stock, preferred dividends are payable at the Company's option in cash or additional preferred stock until 2003, after which dividends must be paid in cash. During 2000 and 1999, the Company paid approximately $10.3 million and $11.4 million in preferred dividends by issuing 10,330 and 11,426 shares of preferred stock, respectively.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE J -- INCOME TAXES

     The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
                                                                   (IN THOUSANDS)
Tax at statutory rate.......................................  35.0%     35.0%     35.0%
State income taxes, net of federal benefit..................   5.5%      5.5%      5.1%
Effect of foreign operations, net of foreign tax credits....   0.2%      0.3%      0.3%
Goodwill amortization.......................................   5.0%      6.4%      7.3%
Other, net..................................................   1.3%      1.3%      1.4%
                                                              ----      ----      ----
          Total.............................................  47.0%     48.5%     49.1%
                                                              ====      ====      ====

     The components of the income tax provision are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999      1998
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Current expense (benefit)
  Federal..............................................  $ 6,099   $(10,770)  $    --
  State................................................    5,637        815     1,756
  Foreign..............................................    1,894      1,623     1,576
                                                         -------   --------   -------
          Total current................................   13,630     (8,332)    3,332
                                                         -------   --------   -------
Deferred expense
  Federal..............................................   68,406     57,342    18,377
  State................................................    9,332      6,889     2,188
                                                         -------   --------   -------
          Total deferred...............................   77,738     64,231    20,565
                                                         -------   --------   -------
          Total........................................  $91,368   $ 55,899   $23,897
                                                         =======   ========   =======

     Deferred tax assets and liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax assets
  Net operating loss carryforwards..........................  $ 41,515   $ 91,232
  Accrued expenses..........................................    25,667     27,005
  Intangible assets.........................................    22,119     25,285
  Property assets...........................................    18,644     17,530
  Other tax credit carryforwards............................     5,436      2,835
  Other.....................................................        --        311
                                                              --------   --------
                                                               113,381    164,198
Deferred tax liability
  Rental merchandise........................................   (80,753)   (53,831)
                                                              --------   --------
          Net deferred tax asset............................  $ 32,628   $110,367
                                                              ========   ========

     The Company has Federal net operating loss carryforwards of approximately $104 million at December 31, 2000, including $10.8 of Federal net operating loss carryforwards which were acquired in connection with purchased companies. The utilization of the acquired losses is limited to approximately $3.5 million per

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
year. The Company also has various state net operating loss carryforwards. If not utilized, all net operating loss carryforwards will expire between 2005 and 2019.

     The Company has alternative minimum tax credit carryforwards and foreign tax credit carryforwards aggregating approximately $5.4 million.

     During 1999, the Company completed its analysis of the tax bases of assets and liabilities acquired in the Thorn acquisition, resulting in a decrease in its deferred tax asset of $3.8 million and a corresponding increase in goodwill.

NOTE K -- COMMITMENTS AND CONTINGENCIES

     The Company leases its office and store facilities and certain delivery vehicles. Rental expense was $105.6 million, $96.8 million and $51.4 million for 2000, 1999, and 1998, respectively. Future minimum rental payments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2000 are as follows:

YEAR ENDING
DECEMBER 31,                                             (IN THOUSANDS)
------------                                             --------------
2001...................................................     $102,713
2002...................................................      101,358
2003...................................................       97,323
2004...................................................       96,121
2005...................................................       92,219
Thereafter.............................................        7,800
                                                            --------
                                                            $497,534
                                                            ========

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

     Colon v. Thorn Americas, Inc. In November 1997, the plaintiffs filed this statutory compliance class action lawsuit in New York alleging various statutory violations of New York consumer protection laws. The plaintiffs are seeking compensatory damages, punitive damages, interest, attorney's fees and certain injunctive relief. Although the Company intends to vigorously defend itself in this action, the ultimate outcome cannot presently be determined, and there can be no assurance that the Company will prevail without liability.

     Wisconsin Attorney General Proceeding. In August 1999, the Wisconsin Attorney General filed suit against the Company and its subsidiary ColorTyme in Wisconsin, alleging that its rent-to-rent transaction violates the Wisconsin Consumer Act and the Wisconsin Deceptive Advertising Statute. The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin Consumer harmed and civil forfeitures and penalties. The Company intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

     Wilfong, et. al. v. Rent-A-Center, Inc./Margaret Bunch, et. al. v. Rent-A-Center, Inc. In August 2000, a putative nationwide class action was filed against the Company in federal court in East St. Louis, Illinois by Claudine Wilfong and sixteen plaintiffs, alleging that it engaged in class-wide gender discrimination following

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
its acquisition of Thorn Americas. In December 2000, a similar suit filed by Margaret Bunch in federal court in the Western District of Missouri was amended to allege similar class action claims. The allegations underlying these matters involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact. The Company intends to vigorously defend itself in this matter. However, given the early stage of these proceedings, there can be no assurance that the Company will prevail without liability.

     An adverse ruling in one or more of the aforementioned cases could have a material and adverse effect on the Company's consolidated financial statements.

     During 1999, the Company funded the $11.5 million settlement of its two existing class action lawsuits in New Jersey, together with the $48.5 million settlement of Robinson v. Thorn Americas, Inc. The settlement of the Company's existing litigation resulted in a charge to earnings in 1998, classified as class action legal settlements. In addition, the Company settled and funded Anslono v. Thorn Americas, Inc. during 2000. Both the Robinson and Anslono cases were acquired in the Thorn acquisition, and the Company made appropriate purchase accounting adjustments for liabilities associated with this litigation. Under the terms of these settlements the Company was entitled to receive refunds for unlocated class members. During 2000, the Company received refunds totaling approximately $22.4 million which are presented as class action litigation settlements.

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

     As part of the ongoing financing arrangement with a credit corporation, ColorTyme's franchisees can obtain debt financing. ColorTyme provides a limited guarantee for amounts outstanding under this arrangement.

NOTE L -- STOCK BASED COMPENSATION

     The Company's 1994 long-term incentive plan (the Plan) for the benefit of certain key employees and directors provides the Board of Directors broad discretion in creating employee equity incentives. Under the plan, up to 6,200,000 shares of the Company's common shares may be reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to employees under the plan become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At December 31, 2000, there were 873,163 shares reserved for issuance under the Plan.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Information with respect to stock option activity is as follows:

                               2000                    1999                    1998
                       ---------------------   ---------------------   --------------------
                                    WEIGHTED                WEIGHTED               WEIGHTED
                                    AVERAGE                 AVERAGE                AVERAGE
                                    EXERCISE                EXERCISE               EXERCISE
                         SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                       ----------   --------   ----------   --------   ---------   --------
Outstanding at
  beginning of
  year...............   3,590,038    $23.57     3,493,763    $23.96    1,324,250    $16.39
Granted..............   1,782,500     24.40     2,042,250     24.42    2,680,000     26.65
Exercised............    (427,700)    21.34      (173,875)    12.05     (168,862)     8.95
Forfeited............  (1,154,563)    23.60    (1,772,100)    24.81     (341,625)    18.28
                       ----------              ----------              ---------
Outstanding at end of
  year...............   3,790,275    $24.32     3,590,038    $23.57    3,493,763    $23.96
                       ==========              ==========              =========
Options exercisable
  at end of year.....   1,097,961    $23.04       819,739    $20.78      377,263    $16.43

     The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $14.97 $14.38, and $15.22, respectively, all of which were granted at market value. Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                                             OPTIONS OUTSTANDING
                                              -------------------------------------------------
                                                            WEIGHTED AVERAGE
                                                NUMBER         REMAINING       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                      OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                      -----------   ----------------   ----------------
$3.34 to $6.67..............................      95,450       4.32 years           $ 6.53
$6.68 to $18.50.............................     660,250       8.28 years           $16.27
$18.51 to $28.50............................   2,319,450       8.21 years           $24.75
$28.51 to $33.88............................     715,125       9.21 years           $32.73
                                               ---------
                                               3,790,275
                                               =========

                                                                  OPTIONS EXERCISABLE
                                                             ------------------------------
                                                               NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                     EXERCISABLE    EXERCISE PRICE
------------------------                                     -----------   ----------------
$3.34 to $6.67............................................       96,650         $ 6.53
$6.68 to $18.50...........................................      169,300         $16.35
$18.51 to $28.50..........................................      747,636         $25.85
$28.51 to $30.50..........................................       84,375         $30.50
                                                              ---------
                                                              1,097,961
                                                              =========

     During 2000 the Company charged $65,000 to expense as a result of 25,000 options granted to non-employees for services.

     The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for all other stock-based compensation is accounted for under SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with the

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
methodology prescribed by SFAS 123, the Company's 2000, 1999 and 1998 net earnings and earnings per common share would be reduced to the pro forma amounts indicated as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Net earnings allocable to common stockholders
  As reported...........................................  $92,607   $49,316   $20,804
  Pro forma.............................................  $82,335   $41,011   $17,580
Basic earnings per common share
  As reported...........................................  $  3.79   $  2.04   $  0.84
  Pro forma.............................................  $  3.37   $  1.69   $  0.71
Diluted earnings per common share
  As reported...........................................  $  2.96   $  1.74   $  0.83
  Pro forma.............................................  $  2.67   $  1.50   $  0.70

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 50% to 70%; risk-free interest rates of 6.0% to 6.77%, 6.50% and 5.55% in 2000, 1999, and 1998, respectively; no dividend yield; and expected lives of seven years.

NOTE M -- 401(k) PLAN

     The Company sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed three months of service. Employees may elect to contribute up to 20% of their eligible compensation on a pre-tax basis, subject to limitations. The Company may make discretionary matching contributions to the plan. During 2000, 1999 and 1998, the Company made matching contributions of $2,453,639, $2,283,575, and $1,393,386, respectively, which represents 50% of the employees' contributions to the plan up to an amount not to exceed 4% of each employee's respective compensation.

NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, senior debt and subordinated notes payable. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2000 and 1999, because of the short maturities of these instruments. The Company's senior debt is variable rate debt that reprices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2000 the fair value of the subordinated notes was $169.8 million, which is $5.2 million below their carrying value of $175.0 million. Information relating to the fair value of the Company's interest rate swap agreements is set forth in Note F.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE O -- EARNINGS PER COMMON SHARE

     Summarized basic and diluted earnings per common share were calculated as follows:

                                                         NET EARNINGS     SHARES     PER SHARE
                                                        --------------   --------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Basic earnings per common share.......................     $ 92,607       24,432      $  3.79
Effect of dilutive stock options......................           --          433
Effect of preferred dividend..........................       10,420        9,947
                                                           --------       ------
Diluted earnings per common share.....................     $103,027       34,812      $  2.96
                                                           ========       ======
1999
Basic earnings per common share.......................     $ 49,316       24,229      $  2.04
Effect of dilutive stock options......................           --          319
Effect of preferred dividend..........................       10,039        9,583
                                                           --------       ------
Diluted earnings per common share.....................     $ 59,355       34,131      $  1.74
                                                           ========       ======
1998
Basic earnings per common share.......................     $ 20,804       24,698      $  0.84
Effect of dilutive stock options......................           --          405
                                                           --------       ------
Diluted earnings per common share.....................     $ 20,804       25,103      $  0.83
                                                           ========       ======

     The assumed conversion of the redeemable convertible preferred stock issued in 1998 would have an anti-dilutive effect on diluted earnings per common share for 1998 and accordingly has been excluded from the computation thereof.

     For 2000, 1999 and 1998, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 1,485,118, 1,707,947, and 498,201, respectively.

NOTE P -- UNAUDITED QUARTERLY DATA

     Summarized quarterly financial data for 2000 and 1999 is as follows:

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000(1)
  Revenues..............................   $392,526      $392,245      $404,968      $411,875
  Operating profit......................     58,552        84,184        63,720        60,557
  Net earnings..........................     20,889        34,621        23,901        23,616
  Basic earnings per common share.......       0.75          1.32          0.87          0.85
  Diluted earnings per common share.....       0.61          1.00          0.68          0.67

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
  Revenues..............................   $344,697      $351,421      $350,420      $370,629
  Operating profit......................     41,702        45,788        48,960        53,573
  Net earnings..........................     12,027        13,891        15,597        17,840
  Basic earnings per common share.......       0.40          0.47          0.54          0.63
  Diluted earnings per common share.....       0.35          0.41          0.46          0.52

---------------

(1) Includes the effects of a pre-tax, non-recurring legal reversion of $22.4 million associated with the 1999 settlement of three class action lawsuits in the state of New Jersey.

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

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
          2.1(1)         -- Stock Purchase Agreement, dated as of June 16, 1998,
                            among Renters Choice, Inc., Thorn International BV and
                            Thorn plc (Pursuant to the rules of the Commission, the
                            schedules and exhibits have been omitted. Upon the
                            request of the Commission, the Company will
                            supplementally supply such schedules and exhibits to the
                            Commission.)
          3.1(2)         -- Amended and Restated Certificate of Incorporation of
                            Renters Choice, Inc.
          3.2(3)         -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation of Renters Choice, Inc.
          3.3*           -- Amended and Restated Bylaws of Rent-A-Center, Inc.
          4.1(4)         -- Form of Certificate evidencing Common Stock
          4.2(5)         -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations of Series A Preferred Stock of
                            Renters Choice, Inc.
          4.3(6)         -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations of Series B Preferred Stock of
                            Renters Choice, Inc.
          4.4(7)         -- Indenture, dated as of August 18, 1998, by and among
                            Renters Choice, Inc., as Issuer, ColorTyme, Inc. and
                            Rent-A-Center, Inc., as Subsidiary Guarantors, and IBJ
                            Schroder Bank & Trust Company, as Trustee
          4.5(8)         -- Form of Certificate evidencing Series A Preferred Stock
          4.6(9)         -- Form of Exchange Note
          4.7(10)        -- First Supplemental Indenture, dated as of December 31,
                            1998, by and among Renters Choice Inc., Rent-A-Center,
                            Inc., ColorTyme, Inc., Advantage Companies, Inc. and IBJ
                            Schroder Bank & Trust Company, as Trustee.
         10.1(11)+       -- Amended and Restated Rent-A-Center, Inc. Long-Term
                            Incentive Plan
         10.2(12)        -- Credit Agreement, dated August 5, 1998, among Renters
                            Choice, Inc., Comerica Bank, as Documentation Agent,
                            NationsBank N.A., as Syndication Agent, and The Chase
                            Manhattan Bank, as Administrative Agent, and certain
                            other lenders
         10.3(13)        -- First Amendment, dated as of February 25, 2000, to the
                            Credit Agreement, dated August 5, 1998, among
                            Rent-A-Center, Inc. (formerly known as Renters Choice,
                            Inc.), Comerica Bank, as Documentation Agent, NationsBank
                            N.A., as Syndication Agent, and the Chase Manhattan Bank,
                            as Administrative Agent, and certain other lenders
         10.4(14)        -- Amended and Restated Credit Agreement, dated as of August
                            5, 1998 as amended and restated as of June 29, 2000,
                            among Rent-A-Center, Inc., Comerica Bank, as
                            Documentation Agent, Bank of America, NA, as Syndication
                            Agent, and The Chase Manhattan Bank, as Administration
                            Agent
         10.5(15)        -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its
                            Subsidiaries in favor of the Chase Manhattan Bank, as
                            Administrative Agent
         10.6(16)        -- Stockholders Agreement, dated as of August 5, 1998, by
                            and among Apollo Investment Fund IV, L.P., Apollo
                            Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
                            Speese, Renters Choice, Inc., and certain other persons

        EXHIBIT
         NUMBER                              EXHIBIT DESCRIPTION
        -------                              -------------------
         10.7(17)        -- Agreements to be Bound to Stockholders Agreement, each
                            dated September 9, 1999, by and among Apollo Investment
                            Fund IV, L.P., Apollo Overseas Partners IV, L.P., J.
                            Ernest Talley, Mark E. Speese, Rent-A-Center, Inc. and
                            certain other persons.
         10.8*           -- Agreements to be Bound to Stockholders Agreement, each
                            dated November 8, 2000, by and among Apollo Investment
                            Fund IV, L.P., Apollo Overseas Partners IV, L.P., J.
                            Ernest Talley, Mark E. Speese, Rent-A-Center, Inc. and
                            certain other persons.
         10.9(18)        -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund
                            IV, L.P., and Apollo Overseas Partners IV, L.P., related
                            to the Series A Convertible Preferred Stock
         10.10(19)       -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund
                            IV, L.P., and Apollo Overseas Partners IV, L.P., related
                            to the Series B Convertible Preferred Stock
         10.11(20)       -- Stock Purchase Agreement, dated August 5, 1998, among
                            Renters Choice, Inc., Apollo Investment Fund IV, L.P. and
                            Apollo Overseas Partners IV, L.P.
         10.12(21)+      -- Employment Agreement, dated October 1, 1998, by and
                            between Rent-A-Center, Inc. and Bradley W. Denison
         21.1(22)        -- Subsidiaries of Rent-A-Center, Inc.

---------------

  *  Filed herewith.

  +  Management contract or company plan or arrangement

 (1) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

 (2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 (3) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

 (4) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 19, 1999.

 (5) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

 (6) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

 (7) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

 (8) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

 (9) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement of Form S-8 (File No. 333-53471)

(12) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(13) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on form 10-K for the year ended December 31, 1999

(14) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on form 10-Q for the Quarter ended June 30, 2000

(15) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(16) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(18) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 2.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998

(22) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement on Form S-4 filed on January 19, 1999.