Form 10-Q
period 2001-03-31
RENT A CENTER INC DE
filed 2001-05-10
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                 YES  X  NO
                                     ---    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2001:


                 Class                                       Outstanding
--------------------------------------                       -----------
Common stock, $.01 par value per share                        25,256,939

                               RENT-A-CENTER, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                         3

              Consolidated Statements of Earnings for the three months ended
                  March 31, 2001 and 2000                                                                    4

              Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000                                                                    5

              Notes to Consolidated Financial Statements                                                     6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             17

Item 6.       Exhibits and Reports on Form 8-K                                                              19

SIGNATURES                                                                                                  22

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


 (In Thousands of Dollars)                                               March 31,       December 31,
                                                                           2001              2000
                                                                       ------------      ------------
                                                                        Unaudited

ASSETS
    Cash and cash equivalents                                          $     27,541      $     36,495
    Accounts receivable - trade                                               3,654             3,254
    Prepaid expenses and other assets                                        37,330            31,805
    Rental merchandise, net
      On rent                                                               515,395           477,095
      Held for rent                                                         110,869           110,137
    Property assets, net                                                     89,920            87,168
    Deferred income taxes                                                    24,331            32,628
    Intangible assets, net                                                  702,537           708,328
                                                                       ------------      ------------
                                                                       $  1,511,577      $  1,486,910
                                                                       ============      ============

LIABILITIES
    Accounts payable - trade                                           $     77,332      $     65,696
    Accrued liabilities                                                     104,652            89,560
    Senior debt                                                             528,135           566,051
    Subordinated notes payable                                              175,000           175,000
                                                                       ------------      ------------
                                                                            885,119           896,307

COMMITMENTS AND CONTINGENCIES                                                    --                --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
      placement costs, $.01 par value; 5,000,000 shares
      authorized; 284,412 and 281,756 shares issued and
      outstanding in 2001 and 2000, respectively                            283,888           281,232

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 50,000,000 shares authorized;
      26,175,413 and 25,700,058 shares issued in 2001 and
      2000, respectively                                                        262               257
    Additional paid-in capital                                              129,346           115,607
    Accumulative comprehensive loss                                          (2,888)               --
    Retained earnings                                                       240,850           218,507
                                                                       ------------      ------------

    Treasury stock, 990,099 shares at cost                                  (25,000)          (25,000)
                                                                       ------------      ------------
                                                                            342,570           309,371
                                                                       ------------      ------------

                                                                       $  1,511,577      $  1,486,910
                                                                       ============      ============



        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)      Three months ended March 31,
                                                     ------------------------------
                                                         2001              2000
                                                     ------------      ------------
                                                               Unaudited
Revenues
  Store
     Rentals and fees                                $    393,123      $    350,320
     Merchandise sales                                     30,759            27,339
     Other                                                  1,330               492
  Franchise
     Merchandise sales                                     13,027            12,891
     Royalty income and fees                                1,463             1,484
                                                     ------------      ------------
                                                          439,702           392,526


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                    80,812            71,728
     Cost of merchandise sold                              21,555            22,830
     Salaries and other expenses                          242,219           208,525
  Franchise cost of merchandise sold                       12,494            12,441
                                                     ------------      ------------

                                                          357,080           315,524

  General and administrative expenses                      12,869            11,475
  Amortization of intangibles                               7,268             6,975
                                                     ------------      ------------

        Total operating expenses                          377,217           333,974

        Operating profit                                   62,485            58,552

Interest expense                                           16,510            19,008
Interest income                                              (361)             (257)
                                                     ------------      ------------

        Earnings before income taxes                       46,336            39,801

Income tax expense                                         21,338            18,912
                                                     ------------      ------------

        NET EARNINGS                                       24,998            20,889

Preferred dividends                                         2,630             2,554
                                                     ------------      ------------

Net earnings allocable to common stockholders        $     22,368      $     18,335
                                                     ============      ============

Basic earnings per common share                      $       0.90      $       0.75
                                                     ============      ============

Diluted earnings per common share                    $       0.69      $       0.61
                                                     ============      ============



        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three months ended March 31,
                                                                       ------------------------------
(In Thousands of Dollars)                                                  2001              2000
                                                                       ------------      ------------
                                                                                  Unaudited
Cash flows from operating activities
   Net earnings                                                        $     24,998      $     20,889
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation of rental merchandise                                      80,812            71,728
     Depreciation of property assets                                          8,805             8,103
     Amortization of intangibles                                              7,268             6,975
     Amortization of financing fees                                             690               652
   Changes in operating  assets and liabilities, net of effects of acquisitions
     Rental merchandise                                                    (118,461)          (98,726)
     Accounts receivable - trade                                               (400)             (747)
     Prepaid expenses and other assets                                       (6,250)              560
     Deferred income taxes                                                   10,709                --
     Accounts payable - trade                                                11,636             7,520
     Accrued liabilities                                                     12,239            28,599
                                                                       ------------      ------------
        Net cash provided by operating activities                            32,046            45,553
                                                                       ------------      ------------
Cash flows from investing activities
   Purchase of property assets                                              (11,846)           (8,613)
   Proceeds from sale of property assets                                        524               188
   Acquisitions of businesses                                                (2,835)           (1,596)
                                                                       ------------      ------------
        Net cash used in investing activities                               (14,157)          (10,021)
                                                                       ------------      ------------
Cash flows from financing activities
   Exercise of stock options                                                 11,073                92
   Proceeds from debt                                                            --            20,980
   Repayments of debt                                                       (37,916)          (64,190)
                                                                       ------------      ------------
        Net cash used in financing activities                               (26,843)          (43,118)
                                                                       ------------      ------------

        NET DECREASE IN CASH AND CASH
          EQUIVALENTS                                                        (8,954)           (7,586)

Cash and cash equivalents at beginning of period                             36,495            21,679
                                                                       ------------      ------------

Cash and cash equivalents at end of period                             $     27,541      $     14,093
                                                                       ============      ============



        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pre-tax increase to other comprehensive income of $2.6 million, or $1.4 million after taxes. As a result of a decline in interest rates for the three months ended March 31, 2001, accumulative other comprehensive loss at the end of the period was $2.9 million after taxes.

     We utilize our derivative instruments to manage our exposure to interest rate fluctuations. Our objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:


(In thousands, except for per share data)           Three months ended March 31, 2001
                                             ----------------------------------------------
                                             Net earnings        Shares         Per share
                                             ------------     ------------     ------------

Basic earnings per common share              $     22,368           24,959     $       0.90
Effect of dilutive stock options                       --            1,235
Assumed conversion of convertible
  preferred stock                                   2,630           10,181
                                             ------------     ------------
Diluted earnings per common share            $     24,998           36,375     $       0.69
                                             ============     ============

(In thousands, except for per share data)            Three months ended March 31, 2000
                                             ----------------------------------------------
                                             Net earnings        Shares         Per share
                                             ------------     ------------     ------------

Basic earnings per common share              $     18,335           24,311     $       0.75
Effect of dilutive stock options                       --              117
Assumed conversion of convertible
  preferred stock                                   2,554            9,808
                                             ------------     ------------
Diluted earnings per common share            $     20,889           34,236     $       0.61
                                             ============     ============

     For the three months ended March 31, 2001 and 2000, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore anti-dilutive, was 0 and 3,183,500, respectively.

     We are in discussions with the SEC staff to determine whether the issuance of in-kind dividends on our Series A preferred stock would be subject to the "beneficial conversion feature" adjustments in EITF 98-5 and EITF 00-27. If adjustments were made, preferred dividends for the three months ended March 31, 2001 would increase by approximately $1.1 million to approximately $3.7 million and basic earnings per share would decrease from $.90 per share to $.85 per share. Adjustments, if any, would be limited to basic earnings per share for the three months ended March 31, 2001 and diluted earnings per share would not be affected.

3.   SUBSIDIARY GUARANTORS

     During 1998, we issued $175.0 million of senior subordinated notes, maturing on August 15, 2008. The notes require semi-annual interest-only payments at 11%, and are guaranteed by our two principal subsidiaries. We may redeem the subordinated notes after August 15, 2003, at our option, in whole or in part. In addition, subject to the restrictions set forth in our senior credit facility, at any time prior to August 15, 2001, we may redeem up to 33.33% of the original aggregate principal amount of the subordinated notes with the cash proceeds of one or more equity offerings, at a redemption price of 111% of the principal amount being redeemed.

     The subordinated notes also require that upon the occurrence of a change in control (as defined in the indenture governing the subordinated notes), the holders of the subordinated notes have the right to require us to repurchase the subordinated notes at a price equal to 101% of the original principle amount, together with accrued and unpaid interest, if any, to the date of repurchase.

     The indenture governing our subordinated notes contains covenants that limit our ability to:

     o    incur additional debt;

     o    sell assets or our subsidiaries;

     o    grant liens to third parties;

     o    pay dividends or repurchase stock; and

     o    engage in a merger or sell substantially all of our assets.

     Our direct and wholly-owned subsidiaries, consisting of ColorTyme, Inc. and Advantage Companies, Inc., have fully, jointly and severally, and unconditionally guaranteed our obligations under the subordinated notes. We have one indirect subsidiary that is not a guarantor of the subordinated notes because it is inconsequential. There are no restrictions on the ability of any of the guarantors to transfer funds to us in the form of loans, advances or dividends, except as provided by applicable law.

     Set forth below is certain condensed consolidating financial information (within the meaning of Rule 1-3-10 of Regulation S-X) as of December 31, 2000 and March 31, 2001 and the three months ended March 31, 2001 and 2000. The financial information includes the guarantors from the dates they were acquired or formed by us and is presented using the push-down basis of accounting.

                                                              PARENT         SUBSIDIARY     CONSOLIDATING
                                                             COMPANY         GUARANTORS      ADJUSTMENTS          TOTALS
                                                           ------------     ------------    -------------      ------------
                                                                                  (IN THOUSANDS)
Condensed consolidating balance sheets

At March 31, 2001 (unaudited)

Rental merchandise, net ...............................    $    626,264     $         --     $         --      $    626,264
Intangible assets, net ................................         348,960          353,577               --           702,537
Other assets ..........................................         519,347           14,660         (351,231)          182,776
                                                           ------------     ------------     ------------      ------------
          Total assets ................................    $  1,494,571     $    368,237     $   (351,231)     $  1,511,577
                                                           ============     ============     ============      ============
Senior Debt ...........................................    $    528,135     $         --     $         --      $    528,135
Other liabilities .....................................         352,788            4,196               --           356,984
Preferred stock .......................................         283,888               --               --           283,888
Stockholders' equity ..................................         329,760          364,041         (351,231)          342,570
                                                           ------------     ------------     ------------      ------------
          Total liabilities and equity ................    $  1,494,571     $    368,237     $   (351,231)     $  1,511,577
                                                           ============     ============     ============      ============

At December 31, 2000

Rental merchandise, net ...............................    $    587,232     $         --     $         --      $    587,232
Intangible assets, net ................................         351,498          356,830               --           708,328
Other assets ..........................................         531,992           13,754         (354,396)          191,350
                                                           ------------     ------------     ------------      ------------
          Total assets ................................    $  1,470,722     $    370,584     $   (354,396)     $  1,486,910
                                                           ============     ============     ============      ============
Senior Debt ...........................................    $    566,051     $         --     $         --      $    566,051
Other liabilities .....................................         325,995            4,261               --           330,256
Preferred stock .......................................         281,232               --               --           281,232
Stockholders' equity ..................................         297,444          366,323         (354,396)          309,371
                                                           ------------     ------------     ------------      ------------
          Total liabilities and equity ................    $  1,470,722     $    370,584     $   (354,396)     $  1,486,910
                                                           ============     ============     ============      ============

                                                              PARENT         SUBSIDIARY
                                                              COMPANY         GUARANTORS          TOTAL
                                                           ------------     ------------      ------------
                                                                           (IN THOUSANDS)
Condensed consolidating statements of earnings

Three Months Ended March 31, 2001 (unaudited)

Total revenues ........................................    $    425,212     $     14,490      $    439,702
Direct store expenses .................................         344,586               --           344,586
Other .................................................          54,459           15,659            70,118
                                                           ------------     ------------      ------------
Net earnings (loss) ...................................    $     26,167     $     (1,169)     $     24,998
                                                           ============     ============      ============

Three Months Ended March 31, 2000 (unaudited)

Total revenues ........................................    $    378,151     $     14,375      $    392,526
Direct store expenses .................................         303,083               --           303,083
Other .................................................          52,948           15,606            68,554
                                                           ------------     ------------      ------------
Net earnings (loss) ...................................    $     22,120     $     (1,231)     $     20,889
                                                           ============     ============      ============

                                                              PARENT         SUBSIDIARY
                                                             COMPANY         GUARANTORS           TOTAL
                                                           ------------     ------------      ------------
                                                                           (IN THOUSANDS)
Condensed consolidated statement of cash flows:

March 31, 2001 (unaudited)
Net cash provided by operating activities...............   $     31,226     $        820      $     32,046
                                                           ------------     ------------      ------------
Cash flows from investing activities
  Purchase of property assets...........................        (11,836)             (10)          (11,846)
  Acquisitions of businesses, net of cash acquired......         (2,835)              --            (2,835)
  Other.................................................            524               --               524
                                                           ------------     ------------      ------------
Net cash used in investing activities...................        (14,147)             (10)          (14,157)
Cash flows from financing activities
  Exercise of stock options.............................         11,073               --            11,073
  Repayments of debt....................................        (37,916)              --           (37,916)
  Intercompany advances.................................            810             (810)               --
                                                           ------------     ------------      ------------
Net cash used in financing activities...................        (26,033)            (810)          (26,843)
                                                           ------------     ------------      ------------
Net decrease in cash and cash equivalents...............         (8,954)              --            (8,954)
                                                           ------------     ------------      ------------
Cash and cash equivalents at beginning of period........         36,495               --            36,495
                                                           ------------     ------------      ------------
Cash and cash equivalents at end of period..............   $     27,541     $         --      $     27,541
                                                           ============     ============      ============

March 31, 2000 (unaudited)
Net cash provided by (used in) operating activities.....   $     45,814     $       (261)     $     45,553
                                                           ------------     ------------      ------------
Cash flows from investing activities
  Purchase of property assets...........................         (8,604)              (9)           (8,613)
  Acquisitions of businesses, net of cash acquired......         (1,596)              --            (1,596)
  Other.................................................            188               --               188
                                                           ------------     ------------      ------------
Net cash used in investing activities...................        (10,012)              (9)          (10,021)

Cash flows from financing activities
  Proceeds from debt....................................         20,980               --            20,980
  Repayments of debt....................................        (64,190)              --           (64,190)
  Intercompany advances.................................           (270)             270                --
  Other.................................................             92               --                92
                                                           ------------     ------------      ------------

Net cash (used in) provided by in financing activities..        (43,388)             270           (43,118)
                                                           ------------     ------------      ------------
Net decrease in cash and cash equivalents...............         (7,586)              --            (7,856)
Cash and cash equivalents at beginning of period........         21,679               --            21,679
                                                           ------------     ------------      ------------
Cash and cash equivalents at end of period..............   $     14,093       $       --       $    14,093
                                                           ============     ============      ============

4.   COMPREHENSIVE INCOME

Comprehensive income is net earnings plus other comprehensive loss, which, for the periods presented, includes the effect on other comprehensive loss of adopting Statement of Financial Accounting Standard No. 133 (SFAS 133). The following table provides information regarding comprehensive income, net of tax:



                                                    Three months ended March 31,
                                                    ----------------------------
                                                           (in thousands)

                                                        2001           2000
                                                       -------        -------
Net Earnings                                           $24,998        $20,889
Other comprehensive (loss) income:
     Unrealized gain on derivatives held
       as cash flow hedges:
         Cumulative effect of adoption of SFAS 133       1,378             --
         Change in unrealized gain (loss) during
           period                                       (3,535)            --
         Reclassification adjustment for gain
           included in net earnings                       (731)            --
                                                       -------        -------
             Other comprehensive loss                   (2,888)            --
                                                       -------        -------
Comprehensive income                                   $22,110        $20,889
                                                       =======        =======


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

     o    uncertainties regarding the ability to open new stores;

     o our ability to acquire additional rent-to-own stores on favorable terms;

     o    our ability to enhance the performance of these acquired stores;

     o    the results of our litigation;

     o the passage of legislation adversely affecting the rent-to-own industry;

     o    interest rates;

     o    our ability to collect on our rental purchase agreements; and

     o    the other risks detailed from time to time in our SEC reports.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Additional important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2000.

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 27% market share based on store count. At March 31, 2001, we operated 2,179 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2001, ColorTyme franchised 356 stores in 42 states, 344 of which operated under the ColorTyme name and 12 stores which operated under the Rent-A-Center name. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

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

We plan to accomplish our future growth through selective and opportunistic acquisitions, with an emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the sixth to ninth month after its initial opening. Historically, a typical store has achieved break-even profitability in 12 to 15 months after its initial opening. Total financing requirements of a typical new store approximate $400,000, with roughly 70% to 75% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores are opened during that quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability.

We believe that the cashflow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, and our store expansion intentions during 2001. The revolving credit facility provides us with revolving loans in an aggregate principal amount not exceeding $120.0 million. At March 31, 2001, we had $76.3 million available under our various debt agreements.

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

If a change in control occurs, we may be required to offer to purchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities restrict our ability to repurchase our subordinated notes, including in the event of a change in control. In addition, a change in control would result in an event of default under our senior credit facilities, which could then be accelerate by our lenders, and would require us to offer to redeem our Series A preferred stock. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations, all of our senior subordinated notes and for the redemption of our Series A preferred stock, or that we would be able to obtain financing to do so on favorable terms, if at all.

COMPONENTS OF INCOME AND EXPENSE

Revenue. We collect non-refundable rental payments and fees in advance, generally on a weekly or monthly basis. This revenue is recognized over the term of the agreement. Rental purchase agreements generally include a discounted early purchase option. Amounts received upon sales of merchandise under these options, and upon the sale of used merchandise, are recognized as revenue when the merchandise is sold.

Franchise Revenue. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. For income tax purposes we depreciate our merchandise using the modified accelerated cost recovery system, or MACRS, with a three year life.

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

Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets and liabilities. The Financial Accounting Standards Board has recently proposed the elimination of the amortization of goodwill associated with acquisitions.

RECENT DEVELOPMENTS

In the second half of 2000, we resumed our strategy of increasing our store base and annual revenues and profits through opportunistic acquisitions and new store openings. During the first quarter of 2001, we acquired four stores for approximately $1.7 million in cash in three separate transactions and opened an additional 23 stores. We also closed six stores, merging four with existing stores and selling two stores. As of May 7, 2001 we have acquired an additional 11 stores for approximately $3.6 million in cash in three separate transactions during the second quarter of 2001. In addition, we have also opened another six stores and closed two, merging one with an existing store and selling the other. It is our intention to increase the number of stores in which we operate by an average of approximately 10-15% per year over the next several years.

We have filed a registration statement with the SEC for a public offering of 3,200,000 shares of our common stock, 1,000,000 of which will be offered by us and 2,200,000 of which will be offered by selling stockholders. We anticipate using the net proceeds to pay down existing long-term debt. A registration statement related to these securities has been filed with the SEC, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Copies of the prospectus relating to the offering may be obtained, when available, from Morgan Stanley & Co. Incorporated, 1585 Broadway, New York, New York 10036.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Store Revenue. Total store revenue increased by $47.1 million, or 12.4%, to $425.2 million for the three months ended March 31, 2001 from $378.1 million for the three months ended March 31, 2000. The increase in total store revenue is directly attributable to the success of our efforts on improving store operations through:

o    increasing the number of units on rent;

o    increasing our customer base;

o increasing the average price per unit on rent by upgrading our rental merchandise; and

o    incremental revenues through acquisitions.

This focus resulted in same store revenues increasing by $31.9 million, or 8.8%, to $396.3 million for the three months ended March 31, 2001 from $364.4 million for the three months ended March 31, 2000. Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending March 31, 2001 and 2000. This improvement was primarily attributable to an increase in the number of customers served, the number of items on rent, as well as revenue earned per item on rent.

Franchise Revenue. Total franchise revenue increased by $115,000, or 0.8%, to $14.5 million for the three months ended March 31, 2001 from $14.4 million for the three months ended March 31, 2000. This increase was primarily attributable to an increase in the sale of rental merchandise to franchisees resulting from growth in the franchise store operations.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $9.1 million, or 12.7%, to $80.8 million for the three months ended March 31, 2001 from $71.7 million for the three months ended March 31, 2000. This increase was primarily attributable to an increase in the number of units on rent. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.6% in 2001 from 20.5% in 2000.

Cost of Merchandise Sold. Cost of merchandise sold decreased by $1.3 million, or 5.6%, to $21.5 million for the three months ended March 31, 2001 from $22.8 million for the three months ended March 31, 2000. This decrease was primarily a result of a decrease in the number of items sold.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 57.0% for the three months ended March 31, 2001 from 55.1% for the three months ended March 31, 2000. This increase was directly attributable to the infrastructure expenses associated with our new store growth initiatives.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $53,000, or 0.4%, to $12.5 million for the three months ended March 31, 2001 from $12.4 million for the three months ended March 31, 2000. This increase is a direct result of an increase in merchandise sold to franchisees during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained constant at 2.9% for the three months ending March 31, 2001 and 2000. In the future, we expect general and administrative expenses to remain relatively stable at approximately 3.0% of total revenue.

Amortization of Intangibles. Amortization of intangibles increased by $293,000, or 4.2%, to $7.3 million for the three months ended March 31, 2001 from $7.0 million for the three months ended March 31, 2000. This increase was primarily attributable to the additional goodwill amortization associated with the acquisition of 74 stores acquired in 2000 and the additional 4 stores acquired in the first quarter of 2001.

Operating Profit. Operating profit increased by $3.9 million, or 6.7%, to $62.5 million for the three months ended March 31, 2001 from $58.6 million for the three months ended March 31, 2000. Operating profit as a percentage of total revenue decreased to 14.2% for the three months ended March 31, 2001 from 14.9% for the three months ended March 31, 2000. This decrease is attributable to the infrastructure expenses and initial costs associated with our new store growth initiatives.

Net Earnings. Net earnings increased by $4.1 million, or 19.7%, to $25.0 million for the three months ended March 31, 2001 from $20.9 million for the three months ended March 31, 2000. This increase is primarily attributable to an increase in revenues, operational improvements in existing stores and reduced interest expenses resulting from a reduction in outstanding debt.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. Preferred dividends increased by $76,000, or 3.0%, to $2.63 million for the three months ended March 31, 2001 as compared to $2.55 million for the three months ended March 31, 2000. This increase is a result of more shares of Series A preferred stock outstanding for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 because of the in-kind dividends paid. We are in discussions with the SEC staff to determine whether the issuance of in-kind dividends on our Series A preferred stock would be subject to the "beneficial conversion feature" adjustments in EITF 98-5 and EITF 00-27. If adjustments were made, preferred dividends for the three months ended March 31, 2001 would increase by approximately $1.1 million to approximately $3.7 million and basic earnings per share would decrease from $.90 per share to $.85 per share. Adjustments, if any, would be limited to basic earnings per share for the three months ended March 31, 2001 and diluted earnings per share would not be affected. If the SEC staff does not ultimately agree with our position, we will be required to file an amendment to this quarterly report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity requirements are for debt service, working capital, capital expenditures, acquisitions and new store openings. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of equity securities. During fiscal 2000 and the first quarter of 2001, we did not look to borrowings and sales of our equity securities as a source of additional liquidity. In the future, we may incur additional debt, or may issue debt or equity securities to finance our operating and growth strategies. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

For the three months ending March 31, 2001, cash provided by operating activities decreased by $13.6 million to $32.0 million in 2001 from $45.6 million during the three month period ending March 31, 2000. This decrease was primarily the result of an increase in the carrying amount of rental merchandise resulting from strong consumer demand in the first quarter of 2001. We purchased $151.8 million and $133.1 million of rental merchandise during the first quarter of 2001 and 2000, respectively.

Cash used in investing activities increased by $4.2 million to $14.2 million during the three month period ending March 31, 2001 from $10.0 million during the three month period ending March 31, 2000. This increase is primarily attributable to the cost associated with the opening and acquisition of new stores during the first quarter of 2001. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $11.8 million and $8.6 million on capital expenditures during the three month periods ending March 31, 2001 and 2000, respectively, and expect to spend an additional $33.2 million in 2001. In the second half of 2000, we resumed our strategy of increasing our store base through opening new stores, as well as through opportunistic acquisitions. As of May 7, 2001, we have acquired 15 stores for approximately $5.3 million in cash in six separate transactions and opened an additional 29 stores. It is our intention to increase the number of stores we operate by an average of approximately 10-15% per year over the next several years.

Cash used in financing activities decreased by $16.3 million to $26.8 million during the three month period ending March 31, 2001 from $43.1 million during the three month period ending March 31, 2000. This decrease is result of a reduction of the amount of debt repayment in the first quarter of 2001 as compared to the first quarter of 2000.

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

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at March 31, 2001.

          YEAR ENDING
          DECEMBER 31,                          (IN THOUSANDS)
          ------------
          April 1 to December 31, 2001          $      2,259
          2002                                         2,259
          2003                                         2,259
          2004                                        33,216
          2005                                       126,088
          Thereafter                                 358,919
                                                ------------
                                                $    525,000
                                                ============

Under our senior credit facility, we are required to use 25% of the net proceeds from any equity offering to repay our term loans.

We intend to continue to make prepayments of debt under our senior credit facilities or repurchase some of our senior subordinated notes, to the extent we have available cash that is not necessary for store openings or acquisitions. We cannot, however, assure you that we will have excess cash available for debt prepayments.

Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by The Chase Manhattan Bank, as administrative agent. At March 31, 2001, we had a total of $525.0 million outstanding under these facilities, all of which was under our term loans. At March 31, 2001, we had $76.3 million of availability under the revolving credit facility.

Borrowings under the senior credit facilities bear interest at varying rates equal to 1.25% to 2.75% over LIBOR, which was 5.08% at March 31, 2001. We also have a prime rate option under the facilities, but have not exercised it to date. At March 31, 2001, the average rate on outstanding senior debt borrowings was 7.39%.

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

     The senior credit facilities contain covenants that limit our ability to:

     o incur additional debt (including subordinated debt) in excess of $25 million;

     o repurchase in excess of $50 million of our capital stock and senior subordinated notes;

     o    incur liens or other encumbrances;

     o    merge, consolidate or sell substantially all our property or business;

     o    sell assets, other than inventory;

     o make investments or acquisitions unless we meet financial tests and other requirements;

     o    make capital expenditures; or

     o    enter into a new line of business.

The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At March 31, 2001, the maximum leverage ratio was 4.75:1, the minimum interest coverage ratio was 2.15:1, and the minimum fixed charge coverage ratio was 1.3:1. On that date, our actual ratios were 2.22:1, 4.44:1 and 2.22:1.

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

Subordinated Notes. In 1998, we issued $175.0 million of subordinated notes, maturing on August 15, 2008, under an indenture dated as of August 18, 1998 among us, our subsidiary guarantors and IBJ Schroder Bank & Trust Company, as trustee.

     The indenture contains covenants that limit our ability to:

     o    incur additional debt;

     o    sell assets or our subsidiaries;

     o    grant liens to third parties;

     o    pay dividends or repurchase stock; and

     o    engage in a merger or sell substantially all of our assets.

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

Sales of Equity Securities. During 1998, we issued 260,000 shares of our Series A preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our Series A preferred stock accrue on a quarterly basis, at the rate of $37.50 per annum, per share, and are currently paid in additional shares of Series A preferred stock because of restrictive provisions in our senior credit facilities. Beginning in 2003, we will be required to pay the dividends in cash and may do so under our senior credit facilities so long as we are not in default.

The Series A preferred stock is not redeemable until 2002, after which time we may, at our option, redeem the shares at 105% of the $1,000 per share liquidation preference plus accrued and unpaid dividends.

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of March 31, 2001, we have paid approximately $115.0 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations. Additional settlements or judgments against us on our existing litigation could affect our liquidity.

Common Stock Repurchase Plan. In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25 million of our common stock. To date, no shares of common stock have been purchased by us under this share repurchase program. We have suspended this share repurchase program pending the consummation of the recent equity offering. However, we may begin repurchasing shares of our common stock at any time.

Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, we adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pre-tax increase to other comprehensive income of $2.6 million, or $1.4 million after taxes. As a result of a decline in interest rates for the three months ended March 31, 2001, accumulative other comprehensive loss at the end of the period was $2.9 million after taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of March 31, 2001, we had $175.0 million in senior subordinated notes outstanding at a fixed interest rate of 11.0%, and $525.0 million in term loans outstanding and $3.1 million outstanding under revolving credit facilities indexed to the LIBOR rate. The senior subordinated notes mature on August 15, 2008. The fair value of the senior subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the senior subordinated notes at March 31, 2001 was $176.8 million, which is $1.8 million above their carrying value. Unlike the senior subordinated notes, the $525.0 million in term loans and all borrowings under the senior credit facility have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. These contracts have a weighted average remaining life of approximately one and one half years, with $250.0 million expiring in 2001 and $250.0 million expiring in 2003. Given the current capital structure, including our interest rate swap agreements, we have $28.1 million, or 4.0% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $300,000 for the three month period. The swap agreements had an aggregate fair value of ($5.3) million at March 31, 2001. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $6.4 million.

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

Murray v. Rent-A-Center, Inc. In May 1999, the plaintiffs filed a putative nationwide class action in federal court in Missouri, alleging that we have discriminated against African Americans in our hiring, compensation, promotion and termination policies. Plaintiffs alleged no specific amount of damages in their complaint. Members of the regional class defined in our completed settlement of the Allen v. Thorn Americas, Inc. litigation would not be included in the Murray case. Discovery directed to the issue of the appropriateness of class certification has been completed and the hearing on plaintiff's motion for class certification was held on April 27, 2001. We anticipate a decision on this motion by late June 2001. We believe plaintiffs' claims in this suit are without merit. However, there can be no assurance that we will be found to have no liability.

Colon v. Thorn Americas, Inc. The plaintiffs filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. The plaintiffs acknowledge that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contend the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. Plaintiffs allege Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. In their prayers for relief, the plaintiffs have requested the following:

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

The plaintiffs have not specified a specific amount on their damages request.

The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from

November 26, 1991 through November 26, 1997. We are vigorously defending this action. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgement, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing plaintiff's claims based on the alleged failure to disclose an effective interest rate. Plaintiff's other claims were not dismissed. Plaintiff moved to certify a state-wide class in December 2000. Discovery is now underway. We intend to vigorously oppose class certification. Although there can be no assurance that our position will prevail, or that we will be found not to have any liability, we believe the decision by the Appellate Division to be a significant and favorable development in this matter.

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

The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation. The Attorney General's claim for monetary penalties applies to at least 6,240 transactions through February 28, 2001.

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

Wilfong, et. al. v. Rent-A-Center, Inc./Margaret Bunch, et. al. v. Rent-A-Center, Inc. In August 2000, a putative nationwide class action was filed against us in federal court in East St. Louis, Illinois by Claudine Wilfong and 18 other plaintiffs, alleging that we engaged in class-wide gender discrimination following our acquisition of Thorn Americas. In December 2000, a similar suit filed by Margaret Bunch in federal court in the Western District of Missouri was amended to allege similar class action claims. The allegations underlying these matters involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact. With respect to the Wilfong matter, the plaintiffs, in their prayer for relief, have requested class certification, injunctive relief, actual damages of $410,000,000, unspecified compensatory and punitive damages, attorney's fees, filing fees and costs of suit, pre-judgment interest, and any further relief granted by the court. In the Bunch matter, the plaintiffs make similar requests for relief, although no specific amounts are claimed as actual damages. In addition, the U.S. Equal Employment Opportunity Commission filed a motion to intervene on behalf of the plaintiffs in the Wilfong matter, which we have opposed. A decision on the motion is pending. Although these cases are in the early stages, we believe the claims are without merit. We cannot assure you, however, that we will be found to have no liability for these matters.

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

  10.1(12)   -- Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
             Plan

  10.2(13) -- Credit Agreement, dated August 5, 1998, among Renters Choice, Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, and certain other lenders

  10.3(14) -- First Amendment, dated as of February 25, 2000, to the Credit Agreement, dated August 5, 1998, among Rent-A-Center, Inc. (formerly known as Renters Choice, Inc.), Comerica Bank, as Documentation Agent, NationsBank N.A., as Syndication Agent, and the Chase Manhattan Bank, as Administrative Agent, and certain other lenders

  10.4(15) -- Amended and Restated Credit Agreement, dated as of August 5, 1998 as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., Comerica Bank, as Documentation Agent, Bank of America, NA, as Syndication Agent, and The Chase Manhattan Bank, as Administration Agent

  10.5* -- First Amendment, dated as of May 8, 2001, to the Credit Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the Lenders parties to the Credit Agreement, the Documentation Agent and Syndication Agent named therein and The Chase Manhattan Bank, as
             Administrative Agent.

  10.6(16) -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

  10.7(17) -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice, Inc., and certain other persons

  10.8(18) -- Agreements to be Bound to Stockholders Agreement, each dated September 9, 1999, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Rent-A-Center, Inc. and certain other persons.

  10.9(19) -- Agreements to be Bound to Stockholders Agreement, each dated November 8, 2000, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Rent-A-Center, Inc. and certain other persons.

   EXHIBIT
   NUMBER     EXHIBIT DESCRIPTION


  10.10(20)   -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series A
              Convertible Preferred Stock

  10.11(21)   -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series B
              Convertible Preferred Stock

  10.12(22)   -- Stock Purchase Agreement, dated August 5, 1998, among Renters
              Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
              Partners IV, L.P.

  10.13(23)   -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison

----------
*    Filed herewith

(1) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(3) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(4) Incorporated herein by reference to Exhibit 3.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000

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

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on form 10-Q for the Quarter ended June 30, 2000

(16) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(19) Incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000

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

Date: May 9, 2001
Rent-A-Center, Inc.

                               INDEX TO EXHIBITS

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

  10.4(15)    -- Amended and Restated Credit Agreement, dated as of August 5,
              1998 as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., Comerica Bank, as Documentation Agent, Bank of America, NA, as Syndication Agent, and The Chase Manhattan
              Bank, as Administration Agent

  10.5*       -- First Amendment, dated as of May 8, 2001, to the Credit
              Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the Lenders parties to the Credit Agreement, the Documentation Agent and Syndication
              Agent named therein and The Chase Manhattan Bank, as
              Administrative Agent.

  10.6(16) -- Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

  10.7(17) -- Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
              IV, L.P., J. Ernest Talley, Mark E. Speese, Renters Choice, Inc., and certain other persons

  10.8(18)    -- Agreements to be Bound to Stockholders Agreement, each dated
              September 9, 1999, by and among Apollo Investment Fund IV, L.P.,
              Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
              Speese, Rent-A-Center, Inc. and certain other persons.

  10.9(19)    -- Agreements to be Bound to Stockholders Agreement, each dated
              November 8, 2000, by and among Apollo Investment Fund IV, L.P.,
              Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E.
              Speese, Rent-A-Center, Inc. and certain other persons.

  10.10(20)   -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series A
              Convertible Preferred Stock

  10.11(21)   -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series B
              Convertible Preferred Stock

  10.12(22)   -- Stock Purchase Agreement, dated August 5, 1998, among Renters
              Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas
              Partners IV, L.P.

 EXHIBIT
 NUMBER       DESCRIPTION
 -------      -----------

  10.13(23)   -- Employment Agreement, dated October 1, 1998, by and between
              Rent-A-Center, Inc. and Bradley W. Denison

----------
*    Filed herewith

(1) Incorporated herein by reference to Exhibit 2.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(3) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(4) Incorporated herein by reference to Exhibit 3.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000

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

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on form 10-Q for the Quarter ended June 30, 2000

(16) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(17) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(19) Incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on form 10-K for the year ended December 31, 2000

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