Form 10-Q/A
period 2001-03-31
RENT A CENTER INC DE
filed 2001-05-24
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/A

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands of Dollars, except per share data)      Three months ended March 31,
                                                     ------------------------------
                                                         2001              2000
                                                     ------------      ------------
                                                               Unaudited
Revenues
  Store
     Rentals and fees                                $    393,123      $    350,320
     Merchandise sales                                     30,759            27,339
     Other                                                  1,330               492
  Franchise
     Merchandise sales                                     13,027            12,891
     Royalty income and fees                                1,463             1,484
                                                     ------------      ------------
                                                          439,702           392,526


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                    80,812            71,728
     Cost of merchandise sold                              21,555            22,830
     Salaries and other expenses                          242,219           208,525
  Franchise cost of merchandise sold                       12,494            12,441
                                                     ------------      ------------

                                                          357,080           315,524

  General and administrative expenses                      12,869            11,475
  Amortization of intangibles                               7,268             6,975
                                                     ------------      ------------

        Total operating expenses                          377,217           333,974

        Operating profit                                   62,485            58,552

Interest expense                                           16,510            19,008
Interest income                                              (361)             (257)
                                                     ------------      ------------

        Earnings before income taxes                       46,336            39,801

Income tax expense                                         21,338            18,912
                                                     ------------      ------------

        NET EARNINGS                                       24,998            20,889

Preferred dividends                                         4,325             2,554
                                                     ------------      ------------

Net earnings allocable to common stockholders        $     20,673      $     18,335
                                                     ============      ============

Basic earnings per common share                      $       0.83(1)   $       0.75
                                                     ============      ============

Diluted earnings per common share                    $       0.69      $       0.61
                                                     ============      ============

----------
(1) As restated, see Note 2


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

2.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:


(In thousands, except for per share data)           Three months ended March 31, 2001
                                             ----------------------------------------------
                                             Net earnings        Shares         Per share
                                             ------------     ------------     ------------

Basic earnings per common share              $     20,673           24,959     $       0.83(1)
Effect of dilutive stock options                       --            1,235
Assumed conversion of convertible
  preferred stock                                   4,325(1)        10,181
                                             ------------     ------------
Diluted earnings per common share            $     24,998           36,375     $       0.69
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
                                             ============     ============

----------
(1) The Company accounts for preferred stock distributed as dividends in-kind at the greater of the stated value or the value on the payment date of the common stock obtainable upon conversion. This resulted in a restatement of net earnings allocable to common stockholders and basic earnings per share for the three months ended March 31, 2001. The restatement reduced net earnings allocable to common stockholders by approximately $1,700,000 and basic earnings per share by $.07 per share from that previously reported.

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

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. For the three months ended March 31, 2001, the value of the common stock ($4.33 million) was greater than the stated dividend of $2.63 million. For the three months ended March 31, 2000, the stated dividend of $2.55 million was greater than the value of the common stock. Had in-kind dividends distributed on our preferred stock been valued at the average price for our common stock for the three months ended March 31, 2001, basic earnings per common share would have been $.85 per share, and had these dividends been valued at the stated value, the basic earnings per common share would have been $.90 per share.

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

ITEM 5. OTHER INFORMATION

Our auditors Grant Thornton LLP, have advised us that from December 28, 1998 through March 27, 2000, a benefit plan managed by a third-party brokerage firm for the benefit of Grant Thornton LLP's employees owned up to 120 shares of our common stock. Accordingly, this has raised an issue as to Grant Thornton LLP's independence. Grant Thornton LLP has disclosed the situation to the SEC. Grant Thornton LLP has also advised us that, notwithstanding the benefit plan's investment in our common stock, Grant Thornton LLP intends to sign audit opinions and consents to incorporation by reference as necessary in connection with documents filed by us with the SEC and other third parties.

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

Date: May 24, 2001
Rent-A-Center, Inc.

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