Form 10-Q
period 2001-06-30
RENT A CENTER INC DE
filed 2001-08-10
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                         Commission File Number 0-25370
                               RENT-A-CENTER, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         48-1024367
 (State or other jurisdiction of                         (I.R.S.Employer
  incorporation or organization)                         Identification No.)

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

                               YES [X]    NO [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 08, 2001:


              Class                                        Outstanding
--------------------------------------                     -----------
Common stock, $.01 par value per share                     26,679,594

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
              ---------------------                                                                   --------

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                          3

              Consolidated Statements of Earnings for the six months ended                                   4
                  June 30, 2001 and 2000

              Consolidated Statements of Earnings for the three months ended                                 5
                  June 30, 2001 and 2000

              Consolidated Statements of Cash Flows for the six months ended                                 6
                  June 30, 2001 and 2000

              Notes to Consolidated Financial Statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition                                   12
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     21

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             22

Item 4.       Submission of Matters to a Vote of Security Holders                                           23

Item 6.       Exhibits and Reports on Form 8-K                                                              24

SIGNATURES                                                                                                  28



                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



(In thousands of dollars)                                        June 30,       December 31,
                                                                   2001             2000
                                                               -------------    -------------
                                                                 Unaudited
ASSETS
    Cash and cash equivalents                                  $      27,398    $      36,495
    Accounts receivable - trade                                        1,459            3,254
    Prepaid expenses and other assets                                 32,829           31,805
    Rental merchandise, net
      On rent                                                        513,689          477,095
      Held for rent                                                  125,016          110,137
    Property assets, net                                              98,198           87,168
    Deferred income taxes                                             11,911           32,628
    Intangible assets, net                                           717,064          708,328
                                                               -------------    -------------

                                                               $   1,527,564    $   1,486,910
                                                               =============    =============

LIABILITIES
    Accounts payable - trade                                   $      47,478    $      65,696
    Accrued liabilities                                              107,229           89,560
    Senior debt                                                      490,000          566,051
    Subordinated notes payable                                       175,000          175,000
                                                               -------------    -------------
                                                                     819,707          896,307

COMMITMENTS AND CONTINGENCIES                                             --               --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
    placement costs, $.01 par value; 5,000,000 shares
    authorized; 287,042 and 281,756 shares issued
    and outstanding in 2001 and 2000, respectively                   286,518          281,232

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 125,000,000 and 50,000,000
      shares authorized; 27,580,528 and 25,700,058 shares
      issued in 2001 and 2000, respectively                              276              257
    Additional paid-in capital                                       184,522          115,607
    Accumulated comprehensive loss                                    (2,529)              --
    Retained earnings                                                264,070          218,507
                                                               -------------    -------------
    Treasury stock, 990,099 shares at cost                           (25,000)         (25,000)
                                                               -------------    -------------
                                                                     421,339          309,371
                                                               -------------    -------------

                                                               $   1,527,564    $   1,486,910
                                                               =============    =============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


(In thousands, except per share data)                 Six months ended June 30,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
                                                              Unaudited
Revenues

  Store
     Rentals and fees                                $    802,146    $    710,547
     Merchandise sales                                     50,871          45,019
     Other                                                  2,238             994
  Franchise
     Merchandise sales                                     24,259          25,212
     Royalty income and fees                                2,947           2,999
                                                     ------------    ------------
                                                          882,461         784,771

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                   165,088         145,531
     Cost of merchandise sold                              37,000          37,396
     Salaries and other expenses                          486,584         419,846
  Franchise cost of merchandise sold                       23,197          24,234
                                                     ------------    ------------
                                                          711,869         627,007

  General and administrative expenses                      26,803          23,481
  Amortization of intangibles                              14,664          13,930
  Class action litigation settlements                          --         (22,383)
                                                     ------------    ------------

        Total operating expenses                          753,336         642,035

        Operating profit                                  129,125         142,736

Interest expense                                           32,378          37,369
Interest income                                              (588)           (374)
                                                     ------------    ------------

        Earnings before income taxes                       97,335         105,741

Income tax expense                                         44,792          50,231
                                                     ------------    ------------

        NET EARNINGS                                       52,543          55,510

Preferred dividends                                         9,378           5,133
                                                     ------------    ------------

Net earnings allocable to common stockholders        $     43,165    $     50,377
                                                     ============    ============

Basic earnings per common share                      $       1.71    $       2.07
                                                     ============    ============

Diluted earnings per common share                    $       1.43    $       1.62
                                                     ============    ============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS




(In thousands, except per share data)                 Three months ended June 30,
                                                     -------------    -------------
                                                          2001             2000
                                                     -------------    -------------
                                                                Unaudited
Revenues
  Store
     Rentals and fees                                $     409,023    $     360,227
     Merchandise sales                                      20,112           17,680
     Other                                                     908              502
  Franchise
     Merchandise sales                                      11,232           12,321
     Royalty income and fees                                 1,484            1,515
                                                     -------------    -------------
                                                           442,759          392,245


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise                     84,276           73,803
     Cost of merchandise sold                               15,445           14,566
     Salaries and other expenses                           244,365          211,321
  Franchise cost of merchandise sold                        10,703           11,793
                                                     -------------    -------------
                                                           354,789          311,483

  General and administrative expenses                       13,934           12,006
  Amortization of intangibles                                7,396            6,955
  Class action litigation settlements                           --          (22,383)
                                                     -------------    -------------

        Total operating expenses                           376,119          308,061

        Operating profit                                    66,640           84,184

Interest expense                                            15,868           18,361
Interest income                                               (227)            (117)
                                                     -------------    -------------

        Earnings before income taxes                        50,999           65,940

Income tax expense                                          23,454           31,319
                                                     -------------    -------------

        NET EARNINGS                                        27,545           34,621

Preferred dividends                                          5,053            2,579
                                                     -------------    -------------

Net earnings allocable to common stockholders        $      22,492    $      32,042
                                                     =============    =============

Basic earnings per common share                      $         .88    $        1.32
                                                     =============    =============

Diluted earnings per common share                    $         .74    $        1.00
                                                     =============    =============




        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six months ended June 30,
                                                                  -----------------------------------------
(In thousands of dollars)                                                2001                  2000
                                                                  ------------------    -------------------
                                                                                 Unaudited
Cash flows from operating activities
   Net earnings                                                          $      52,543    $      55,510

   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation of rental merchandise                                        165,088          145,531
     Depreciation of property assets                                            18,312           16,353
     Amortization of intangibles                                                14,664           13,930
     Amortization of financing fees                                              1,380            1,319
  Changes in operating assets and liabilities, net of effects of
    Acquisitions
     Rental merchandise                                                       (205,454)        (189,022)
     Accounts receivable - trade                                                 1,795            2,017
     Prepaid expenses and other assets                                          (2,389)          (3,916)
     Deferred income taxes                                                      20,717           34,823
     Accounts payable - trade                                                  (18,218)         (19,688)
     Accrued liabilities                                                        15,140           19,518
                                                                         -------------    -------------
        Net cash provided by operating activities                               63,578           76,375

Cash flows from investing activities
   Purchase of property assets                                                 (29,685)         (15,353)
   Proceeds from sale of property assets                                           356              418
   Acquisitions of businesses, net of cash acquired                            (34,534)         (26,994)
                                                                         -------------    -------------
        Net cash used in investing activities                                  (63,863)         (41,929)

Cash flows from financing activities
   Exercise of stock options                                                    21,562              455
   Proceeds from debt                                                               --          207,480
   Proceeds from issuance of common stock                                       45,677               --
   Repayments of debt                                                          (76,051)        (214,818)
                                                                         -------------    -------------
            Net cash used in financing activities                               (8,812)          (6,883)

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                           (9,097)          27,563

Cash and cash equivalents at beginning of period                                36,495           21,679
                                                                         -------------    -------------

Cash and cash equivalents at end of period                               $      27,398    $      49,242
                                                                         =============    =============



        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2001. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

     The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pre-tax increase to other comprehensive income of $2.6 million, or $1.4 million after taxes. As a result of a decline in interest rates during the six months ended June 30, 2001, accumulated other comprehensive loss for the six months ended June 30, 2001 was $2.5 million after taxes.

     We utilize our derivative instruments to manage our exposure to interest rate fluctuations. Our objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

     Major provisions of these Statements and their effective dates for us are as follows:

     o all business combinations initiated after June 30, 2001 must use the purchase method of accounting;

     o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

     o effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

     o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     We will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under the current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized. We intend to complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by December 31, 2002. In addition, we intend to complete a transitional impairment test of all intangible assets with indefinite lives by March 31, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

(In thousands, except per share data)           Three months ended June 30, 2001
                                             -------------------------------------
                                             Net earnings       Shares   Per share
                                             ------------      --------  ---------



 Basic earnings per common share             $     22,492        25,672   $    .88
 Effect of dilutive stock options                      --         1,248
 Assumed conversion of convertible
  preferred stock                                   5,053(1)     10,275
                                             ------------      --------
 Diluted earnings per common share           $     27,545        37,195   $    .74
                                             ============      ========   ========




                                                Three months ended June 30, 2000
                                             -------------------------------------
                                             Net earnings      Shares    Per share
                                             ------------      --------  ---------


 Basic earnings per common share             $     32,042        24,326   $   1.32
 Effect of dilutive stock options                      --           319
 Assumed conversion of convertible
  preferred stock                                   2,579         9,900
                                             ------------      --------
Diluted earnings per common share            $     34,621        34,545   $   1.00
                                             ============      ========   ========






                                                Six months ended June 30, 2001
                                             -------------------------------------
                                             Net earnings      Shares    Per share
                                             ------------      --------  ---------


 Basic earnings per common share             $     43,165        25,303   $   1.71
 Effect of dilutive stock options                      --         1,253
 Assumed conversion of convertible
   preferred stock                                  9,378(1)     10,229
                                             ------------      --------
 Diluted earnings per common share           $     52,543        36,785   $   1.43
                                             ============      ========   ========






                                                 Six months ended June 30, 2000
                                             -------------------------------------
                                             Net earnings       Shares   Per share
                                             ------------      --------  ---------

 Basic earnings per common share             $     50,377        24,319   $   2.07
 Effect of dilutive stock options                      --           172
 Assumed conversion of convertible
   preferred stock                                  5,133         9,854
                                             ------------      --------
 Diluted earnings per common share           $     55,510        34,345   $   1.62
                                             ============      ========   ========

----------

(1) Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date.

For the three and six months ended June 30, 2001 and 2000, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore anti-dilutive, was 273,000, 2,287,314, 273,000 and 2,489,125 respectively.

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

Set forth below is certain condensed consolidating financial information (within the meaning of Rule 3-10 of Regulation S-X) as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000. The financial information includes the guarantors from the dates they were acquired or formed by us and is presented using the push-down basis of accounting.


                                            Parent          Subsidiary     Consolidating
                                            Company         Guarantors      Adjustments          Totals
                                         --------------   --------------   --------------    --------------
                                                                  (In thousands)
Condensed consolidating balance sheets

At June 30, 2001 (unaudited)

Rental merchandise, net ................ $      638,705   $           --   $           --    $      638,705
Intangible assets, net .................        366,738          350,326               --           717,064
Other assets ...........................        505,299           14,564         (348,068)          171,795
                                         --------------   --------------   --------------    --------------
    Total assets ....................... $    1,510,742   $      364,890   $     (348,068)   $    1,527,564
                                         ==============   ==============   ==============    ==============
Senior debt ............................ $      490,000   $           --   $           --    $      490,000
Other liabilities ......................        326,540            3,167               --           329,707
Preferred stock ........................        286,518               --               --           286,518
Stockholders' equity ...................        407,684          361,723         (348,068)          421,339
                                         --------------   --------------   --------------    --------------
    Total liabilities and equity ....... $    1,510,742   $      364,890   $     (348,068)   $    1,527,564
                                         ==============   ==============   ==============    ==============

At December 31, 2000

Rental merchandise, net ................ $      587,232   $           --   $           --    $      587,232
Intangible assets, net .................        351,498          356,830               --           708,328
Other assets ...........................        531,992           13,754         (354,396)          191,350
                                         --------------   --------------   --------------    --------------
    Total assets ....................... $    1,470,722   $      370,584   $     (354,396)   $    1,486,910
                                         ==============   ==============   ==============    ==============
Senior debt ............................ $      566,051   $           --   $           --    $      566,051
Other liabilities ......................        325,995            4,261               --           330,256
Preferred stock ........................        281,232               --               --           281,232
Stockholders' equity ...................        297,444          366,323         (354,396)          309,371
                                         --------------   --------------   --------------    --------------
    Total liabilities and equity ....... $    1,470,722   $      370,584   $     (354,396)   $    1,486,910
                                         ==============   ==============   ==============    ==============




                                                Parent      Subsidiary
                                               Company      Guarantors          Total
                                             ------------   ------------    ------------
                                                           (In thousands)


Condensed consolidating statements of earnings

Six Months Ended June 30, 2001 (unaudited)

Total revenues .........................     $    855,255   $     27,206    $    882,461
Direct store expenses ..................          688,672             --         688,672
Other  expenses ........................          111,721         29,525         141,246
                                             ------------   ------------    ------------
Net earnings (loss) ....................     $     54,862   $     (2,319)   $     52,543
                                             ============   ============    ============

Six Months Ended June 30, 2000 (unaudited)

Total revenues .........................     $    756,560   $     28,211    $    784,771
Direct store expenses ..................          602,773             --         602,773
Other expenses .........................           95,926         30,562         126,488
                                             ------------   ------------    ------------
Net earnings (loss) ....................     $     57,861   $     (2,351)   $     55,510
                                             ============   ============    ============





                                                                 Parent         Subsidiary
                                                                 Company        Guarantors        Total
                                                               ------------    ------------    ------------
                                                                              (In thousands)

Condensed consolidating statements of earnings

Three Months Ended June 30, 2001 (unaudited)

Total revenues .............................................   $    430,043    $     12,716    $    442,759
Direct store expenses ......................................        344,086              --         344,086
Other expenses .............................................         57,261          13,867          71,128
                                                               ------------    ------------    ------------
Net earnings (loss) ........................................   $     28,696    $     (1,151)   $     27,545
                                                               ============    ============    ============

Three Months Ended June 30, 2000 (unaudited)

Total revenues .............................................   $    378,409    $     13,836    $    392,245
Direct store expenses ......................................        299,690              --         299,690
Other expenses .............................................         42,977          14,957          57,934
                                                               ------------    ------------    ------------
Net earnings (loss) ........................................   $     35,742    $     (1,121)   $     34,621
                                                               ============    ============    ============




                                                                 Parent         Subsidiary
                                                                 Company        Guarantors        Total
                                                               ------------    ------------    ------------
                                                                              (In thousands)
Condensed consolidated statement of cash flows:

Six months ended June 30, 2001 (unaudited)

Net cash provided by operating activities ..................   $     61,655    $      1,923    $     63,578
                                                               ------------    ------------    ------------

Cash flows from investing activities
  Purchase of property assets ..............................        (29,652)            (33)        (29,685)
  Acquisitions of businesses, net of cash acquired .........        (34,534)             --         (34,534)
  Other ....................................................            356              --             356
                                                               ------------    ------------    ------------
Net cash used in investing activities ......................        (63,830)            (33)        (63,863)

Cash flows from financing activities
  Exercise of stock options ................................         21,562              --          21,562
  Repayments of debt .......................................        (76,051)             --         (76,051)
  Proceeds from the issuance of common stock ...............         45,677              --          45,677
  Intercompany advances ....................................          1,890          (1,890)             --
                                                               ------------    ------------    ------------
Net cash used in financing activities ......................         (6,922)         (1,890)         (8,812)
                                                               ------------    ------------    ------------

Net decrease in cash and cash equivalents ..................         (9,097)             --          (9,097)
                                                               ------------    ------------    ------------
Cash and cash equivalents at beginning of period ...........         36,495              --          36,495
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of period .................   $     27,398    $         --    $     27,398
                                                               ============    ============    ============

Six months ended June 30, 2000 (unaudited)

Net cash provided by operating activities ..................   $     74,076    $      2,299    $     76,375
                                                               ------------    ------------    ------------
Cash flows from investing activities
  Purchase of property assets ..............................        (15,295)            (58)        (15,353)
  Acquisitions of businesses, net of cash acquired .........        (26,994)             --         (26,994)
  Other ....................................................            418              --             418
                                                               ------------    ------------    ------------
Net cash used in investing activities ......................        (41,871)            (58)        (41,929)

Cash flows from financing activities
  Proceeds from debt .......................................        207,480              --         207,480
  Repayments of debt .......................................       (214,818)             --        (214,818)
  Intercompany advances ....................................          2,241          (2,241)             --
  Other ....................................................            455              --             455
                                                               ------------    ------------    ------------
Net cash used in financing activities ......................         (4,642)         (2,241)         (6,883)
                                                               ------------    ------------    ------------

Net increase in cash and cash equivalents ..................         27,563              --          27,563
Cash and cash equivalents at beginning of period ...........         21,679              --          21,679
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of period .................   $     49,242    $         --    $     49,242
                                                               ============    ============    ============

4.   COMPREHENSIVE INCOME

Comprehensive income includes net earnings and items of other comprehensive income or loss, which, for the periods presented, includes the effect on other comprehensive loss of the cumulative effect of adopting SFAS 133. The following table provides information regarding comprehensive income, net of tax:




                                                       Six months ended June 30,     Three months ended June 30,
                                                     ----------------------------   ----------------------------
                                                            (in thousands)                 (in thousands)
                                                         2001            2000           2001            2000
                                                     ------------    ------------   ------------    ------------

Net earnings                                         $     52,543    $     55,510   $     27,545    $     34,621
Other comprehensive (loss) income:
     Unrealized gain on derivatives held
       as cash flow hedges:
         Cumulative effect of adoption of SFAS 133          1,378              --             --              --
         Change in unrealized loss during period           (4,193)             --           (658)             --
         Reclassification adjustment for loss
           included in net earnings                           286              --          1,017              --
                                                     ------------    ------------   ------------    ------------
             Other comprehensive (loss) income             (2,529)             --            359              --
                                                     ------------    ------------   ------------    ------------
Comprehensive income                                 $     50,014    $     55,510   $     27,904    $     34,621
                                                     ============    ============   ============    ============

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

         o our ability to effectively hedge interest rates on our outstanding debt;

         o     changes in our effective tax rate; and

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

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 27% market share based on store count. At June 30, 2001, we operated 2,270 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2001, ColorTyme franchised 343 stores in 42 states, 330 of which operated under the ColorTyme name and 13 stores which operated under the Rent-A-Center name. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

We have pursued an aggressive growth strategy since we were acquired in 1989 by
J. Ernest Talley, our Chairman of the Board and Chief Executive Officer. We have sought to acquire underperforming stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation, particularly due to the Thorn Americas acquisition, our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

We plan to accomplish our future growth through selective and opportunistic acquisitions, with an emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the seventh to ninth month after its initial opening. Historically, a typical store has achieved break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $400,000, with roughly 70% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores are opened during that quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability.

We believe that the cashflow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, and our store expansion intentions during 2001. The revolving credit facility provides us with revolving loans in an aggregate principal amount not exceeding $120.0 million. At June 30, 2001, we had $76.3 million available under our various debt agreements.

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

Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets and liabilities. In July 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives acquired after June 30, 2001 will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Also effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued.

RECENT DEVELOPMENTS

In the second half of 2000, we resumed our strategy of increasing our store base and annual revenues and profits through opportunistic acquisitions and new store openings. During the second quarter of 2001, we acquired 74 stores for approximately $30.9 million in cash in nine separate transactions and opened an additional 20 stores. We also closed three stores, merging two with existing stores and selling one. For the six months ended June 30, 2001, we acquired a total of 78 stores for approximately $32.5 million in 12 separate transactions, opened 43 new stores, and closed nine stores. Of the closed stores, six were merged with existing stores and the other three were sold. As of August 10, 2001 we have acquired an additional 5 stores for approximately $1.6 million in cash in 2 separate transactions during the third quarter of 2001. In addition, we have also opened another six stores and closed eight, merging them all with existing stores. It is our intention to increase the number of stores we operate by an average of approximately 10% per year over the next several years.

On May 31, 2001, we completed an offering of 3,680,000 shares of our common stock at an offering price of $42.50 per share. In this offering, 1,150,000 shares were offered by us and 2,530,000 shares were offered by some of our stockholders. We used the net proceeds we received of approximately $45.7 million to pay down existing debt.

In July 2001, the FASB issued SFAS 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

As mentioned above, in July 2001 the FASB also issued SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued.

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2000

Store Revenue. Total store revenue increased by $98.7 million, or 13.0%, to $855.3 million for the six months ended June 30, 2001 from $756.6 million for the six months ended June 30, 2000. The increase in total store revenue is directly attributable to the success of our efforts on improving store operations through:

         o     increasing the number of units on rent;

         o     increasing our customer base;

         o increasing the average price per unit on rent by upgrading our rental merchandise; and

         o     incremental revenues through acquisitions.

This focus resulted in same store revenues increasing by $62.8 million, or 8.7%, to $782.3 million for the six months ended June 30, 2001 from $719.5 million for the six months ended June 30, 2000. Same store revenues represent those revenues earned in stores that were operated by us for each of the entire six month periods ending June 30, 2001 and 2000. This improvement was primarily attributable to an increase in the number of customers served, the number of items on rent, as well as revenue earned per item on rent.

Franchise Revenue. Total franchise revenue decreased by $1.0 million, or 3.6%, to $27.2 million for the six months ended June 30, 2001 from $28.2 million for the six months ended June 30, 2000. This decrease was primarily attributable to a decrease in the number of franchise locations during the first two quarters of 2001 as compared to the first two quarters of 2000.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $19.6 million, or 13.4%, to $165.1 million for the six months ended June 30, 2001 from $145.5 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase in the number of units on rent. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.6% in 2001 from 20.5% for the same period in 2000. This slight increase in primarily a result of the acquisitions made during the first half of 2001.

Cost of Merchandise Sold. Cost of merchandise sold decreased by $396,000, or 1.1%, to $37.0 million for the six months ended June 30, 2001 from $37.4 million for the six months ended June 30, 2000. This decrease was primarily a result of a decrease in the number of items sold during the first six months of 2001 as compared to the first six months of 2000.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 56.9% for the six months ended June 30, 2001 from 55.5% for the six months ended June 30, 2000. This increase was primarily attributable to the infrastructure expenses and costs associated with our new store growth initiatives.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.0 million, or 4.3%, to $23.2 million for the six months ended June 30, 2001 from $24.2 million for the six months ended June 30, 2000. This decrease is primarily a result of a decrease in the number of franchise locations during the first two quarters of 2001 as compared to the first two quarters of 2000.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained constant at 3.0% for the six months ending June 30, 2001 and 2000.

Amortization of Intangibles. Amortization of intangibles increased by $734,000, or 5.3%, to $14.7 million for the six months ended June 30, 2001 from $14.0 million for the six months ended June 30, 2000. This increase was primarily attributable to the additional goodwill amortization associated with the acquisition of 68 stores in the last three quarters of 2000 and the additional 78 stores acquired in the first half of 2001. Accounting for goodwill and intangibles amortization will be revised under SFAS 142. However, we will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001 under the current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized. We intend to complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by December 31, 2002. In addition, we intend to complete a transitional impairment test of all intangible assets with indefinite lives by March 31, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

Operating Profit. Operating profit increased by $8.8 million, or 7.3%, to $129.1 million for the six months ended June 30, 2001 from $120.3 million for the six months ended June 30, 2000 before the pre-tax non-recurring class action settlement refund of $22.4 million received in the second quarter of 2000. Including the class action litigation settlement refund, operating profit was $142.7 million for the six months ending June 30, 2000. Operating profit as a percentage of total revenue decreased to 14.6% for the six months ended June 30, 2001 from 15.3% for the six months ended June 30, 2000 before the pre-tax non-recurring class action litigation settlement refund of $22.4 million received in the second quarter of 2000. This decrease is primarily attributable to the infrastructure expenses and initial costs associated with our new store growth initiatives.

Net Earnings. Net earnings increased by $8.7 million, or 20.1%, to $52.5 million for the six months ended June 30, 2001 from $43.8 million for the six months ended June 30, 2000 before the after-tax effect of the class action litigation settlement refund received in the second quarter of 2000. Net earnings were $55.5 million for the six months ended June 30, 2000 including the settlement refund. The increase before the after tax effect of the settlement refund is primarily attributable to an increase in revenues, operational improvements in existing stores and reduced interest expenses resulting from a reduction in outstanding debt.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. For the six months ended June 30, 2001, the value of the common stock ($9.38 million) was greater than the stated dividend of $5.31 million. For the six months ended June 30, 2000, the stated dividend of $5.13 million was greater than the value of the common stock obtainable. Had in-kind dividends distributed on our Series A preferred stock been valued at the stated value, basic earning per common share would have been $1.87 per share for the six months ended June 30, 2001.

THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Store Revenue. Total store revenue increased by $51.6 million, or 13.6%, to $430.0 million for the three months ended June 30, 2001 from $378.4 million for the three months ended June 30, 2000. The increase in total store revenue is directly attributable to the success of our efforts on improving store operations through:

         o     increasing the number of units on rent;

         o     increasing our customer base;

         o increasing the average price per unit on rent by upgrading our rental merchandise; and

         o     incremental revenues through acquisitions.

This focus resulted in same store revenues increasing by $31.5 million, or 8.7%, to $393.4 million for the three months ended June 30, 2001 from $361.9 million for the three months ended June 30, 2000. Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending June 30, 2001 and 2000. This improvement was primarily attributable to an increase in the number of customers served, the number of items on rent, as well as revenue earned per item on rent.

Franchise Revenue. Total franchise revenue decreased by $1.1 million, or 8.1%, to $12.7 million for the three months ended June 30, 2001 from $13.8 million for the three months ended June 30, 2000. This decrease was primarily attributable to a decrease in the number of franchise locations during the first two quarters of 2001 as compared to the first two quarters of 2000.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $10.5 million, or 14.2%, to $84.3 million for the three months ended June 30, 2001 from $73.8 million for the three months ended June 30, 2000. This increase was primarily attributable to an increase in the number of units on rent. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.6% in 2001 from 20.5% in 2000. This slight increase in primarily a result of the acquisitions made during the first half of 2001.

Cost of Merchandise Sold. Cost of merchandise sold increased by $879,000, or 6.0%, to $15.4 million for the three months ended June 30, 2001 from $14.6 million for the three months ended June 30, 2000. This increase was primarily a result of an increase in merchandise sold during the first six months of 2001.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 56.8% for the three months ended June 30, 2001 from 55.8% for the three months ended June 30, 2000. This increase was directly attributable to the infrastructure expenses and costs associated with our new store growth initiatives.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.1 million, or 9.2%, to $10.7 million for the three months ended June 30, 2001 from $11.8 million for the three months ended June 30, 2000. This decrease is primarily a result of a decrease in the number of franchise locations during the first two quarters of 2001 as compared to the first two quarters of 2000.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained constant at 3.1% for the three months ending June 30, 2001 and 2000.

Amortization of Intangibles. Amortization of intangibles increased by $441,000, or 6.3%, to $7.4 million for the three months ended June 30, 2001 from $7.0 million for the three months ended June 30, 2000. This increase was primarily attributable to the additional goodwill amortization associated with the acquisition of 68 stores in the last three quarters of 2000 and the additional 78 stores acquired in the first half of 2001. Accounting for goodwill and intangibles amortization will be revised under SFAS 142. However, we will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001 under the current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized. We intend to complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by December 31, 2002. In addition, we intend to complete a transitional impairment test of all intangible assets with indefinite lives by March 31, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

Operating Profit. Operating profit increased by $4.8 million, or 7.8%, to $66.6 million for the three months ended June 30, 2001 from $61.8 million for the three months ended June 30, 2000 before the pre-tax non-recurring class action litigation settlement refund received in the second quarter of 2000. Including the class action litigation settlement, operating profit was $84.2 million for the three months ended June 30, 2000. Operating profit as a percentage of total revenue decreased to 15.1% for the three months ended June 30, 2001 from 15.8% for the three months ended June 30, 2000 before the pre-tax non-recurring class action litigation settlement refund received in the second quarter of 2000. This decrease is attributable to the infrastructure expenses and initial costs associated with our new store growth initiatives.

Net Earnings. Net earnings increased by $4.6 million, or 20.4%, to $27.5 million for the three months ended June 30, 2001 from $22.9 million for the three months ended June 30, 2000 before the after tax effect of the class action litigation settlement refund received in the second quarter of 2000. Net earnings for the three months ending June 30, 2000 were $34.6 million after the settlement refund. The increase before the after tax effect of the refund settlement is primarily attributable to an increase in revenues, operational improvements in existing stores and reduced interest expenses resulting from a reduction in outstanding debt.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. For the three months ended June 30, 2001, the value of the common stock ($5.05 million) was greater than the stated dividend of $2.68 million. For the three months ended June 30, 2000 the stated dividend of $2.58 million was greater than the value of the common stock. Had in-kind dividends distributed on our Series A preferred stock been valued at the stated value, basic earning per common share would have been $.97 per share for the three months ended June 30, 2001.

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

For the six months ending June 30, 2001, cash provided by operating activities decreased by $12.8 million to $63.6 million in 2001 from $76.4 million during the six month period ending June 30, 2000. This decrease was primarily the result of an increase in the amount of rental merchandise resulting from strong consumer demand in the first half of 2001. We purchased $270.5 million and $250.7 million of rental merchandise during the first half of 2001 and 2000, respectively.

Cash used in investing activities increased by $21.9 million to $63.8 million during the six month period ending June 30, 2001 from $41.9 million during the six month period ending June 30, 2000. This increase is primarily attributable to the cost associated with the opening and acquisition of new stores during the first half of 2001. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $29.7 million and $15.3 million on capital expenditures during the six month periods ending June 30, 2001 and 2000, respectively, and expect to spend an additional $20.3 million for the remainder 2001. In the second half of 2000, we resumed our strategy of increasing our store base through opening new stores, as well as through opportunistic acquisitions. As of August 8, 2001, we have acquired 5 additional stores for approximately $1.6 million in cash in two separate transactions and opened an additional 6 stores. It is our intention to increase the number of stores we operate by an average of approximately 10% per year over the next several years.

Cash used in financing activities increased by $1.9 million to $8.8 million during the six month period ending June 30, 2001 from $6.9 million during the six month period ending June 30, 2000. This increase is primarily related to the increase in debt repayments to our senior credit facilities. During the six months ended June 30, 2000, due to refinancing, we received proceeds from debt in the amount of $207.5 million and repaid that amount and an additional $7.3 million for other debt. During the first six months of 2001, we paid down $76.1 million in debt using the proceeds from the issuance of our common stock in the May 2001 offering, as well as from available cash flow from operations.

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

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at June 30, 2001.



     YEAR ENDING
      DECEMBER 31,                   (IN THOUSANDS)
-----------------------------        --------------

July 1 to December 31, 2001            $  2,109
                       2002               2,109
                       2003               2,109
                       2004              31,002
                       2005             117,681
                 Thereafter             334,990
                                       --------
                                       $490,000
                                       ========

Under our senior credit facility, we are required to use 25% of the net proceeds from any equity offering to repay our term loans. In June 2001, we used the net proceeds of approximately $45.7 million from the offering of our common stock to repay a portion of our term loans. Since June 30, 2001, we have pre-paid an additional $25.0 million of our senior debt.

We intend to continue to make prepayments of debt under our senior credit facilities, repurchase some of our senior subordinated notes or repurchase our common stock under our common stock repurchase program, to the extent we have available cash that is not necessary for store openings or acquisitions. We cannot, however, assure you that we will have excess cash available for these purposes.

Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by The Chase Manhattan Bank, as administrative agent. At June 30, 2001, we had a total of $490.0 million outstanding under these facilities, all of which was under our term loans. At June 30, 2001, we had $76.3 million of availability under the revolving credit facility.

Borrowings under the senior credit facilities bear interest at varying rates equal to 1.25% to 2.75% over LIBOR, which was 3.76% at June 30, 2001. We also have a prime rate option under the facilities, but have not exercised it to date. At June 30, 2001, the average rate on outstanding senior debt borrowings was 5.98%.

During 1998, we entered into interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $500.0 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. The protection on $250 million expires in September 2001, and the protection on the balance expires in 2003. As of the date of this report, we have not made any commitments to enter into a new interest rate protection agreement for the portion of our existing agreement that expires in September 2001, but may do so at a later date.

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

         o     make capital expenditures; or

         o     enter into a new line of business.

The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At June 30, 2001, the maximum leverage ratio was 4.50:1, the minimum interest coverage ratio was 2.50:1, and the minimum fixed charge coverage ratio was 1.3:1. On that date, our actual ratios were 2.05:1, 4.71:1 and 2.20:1.

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

Subordinated Notes. In August 1998, we issued $175.0 million of subordinated notes, maturing on August 15, 2008, under an indenture dated as of August 18, 1998 among us, our subsidiary guarantors and IBJ Schroder Bank & Trust Company, as trustee.

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

Sales of Equity Securities. On May 31, 2001, we completed an offering of 3,680,000 shares of our common stock at an offering price of $42.50 per share. In this offering, 1,150,000 shares were offered by us and 2,530,000 shares were offered by some of our stockholders. Net proceeds to us were approximately $45.7 million.

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

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of June 30, 2001, we have paid approximately $116.0 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations. Additional settlements or judgments against us on our existing litigation could affect our liquidity.

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

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pre-tax increase to other comprehensive income of $2.6 million, or $1.4 million after taxes. As a result of a decline in interest rates for the six months ended June 30, 2001, accumulative other comprehensive loss at the end of the period was $2.5 million after taxes.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

Major provisions of these Statements and their effective dates for the Company are as follows:

         o all business combinations initiated after June 30, 2001 must use the purchase method of accounting;

         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

         o effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

         o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

         o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

We will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under our current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized. We intend to complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by December 31, 2002. In addition, we intend to complete a transitional impairment test of all intangible assets with indefinite lives by March 31, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of June 30, 2001, we had $175.0 million in senior subordinated notes outstanding at a fixed interest rate of 11.0%, and $490.0 million in term loans. Our senior subordinated notes mature on August 15, 2008. The fair value of the senior subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the senior subordinated notes at June 30, 2001 was $178.5 million, which is $3.5 million above their carrying value. Unlike the senior subordinated notes, the $490.0 million in term loans and all borrowings under the senior credit facility have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. These contracts have a weighted average remaining life of approximately one and one half years, with $250.0 million expiring in September of 2001 and $250.0 million expiring in 2003. The swap agreements had an aggregate fair value of ($4.7) million at June 30, 2001. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $11.1 million.

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

Murray v. Rent-A-Center, Inc. In May 1999, the plaintiffs filed a putative nationwide class action in federal court in Missouri, alleging that we have discriminated against African Americans in our hiring, compensation, promotion and termination policies. Plaintiffs alleged no specific amount of damages in their complaint. Members of the regional class defined in our completed settlement of the Allen v. Thorn Americas, Inc. litigation would not be included in the Murray case. On May 11, 2001, the court denied the plaintiffs' motion for class certification. The Eighth Circuit Court of Appeals denied plaintiffs' appeal of that decision. Accordingly, this case will proceed on an individual plaintiff basis. We believe plaintiffs' claims in this suit are without merit. However, there can be no assurance that we will be found to have no liability.

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

The plaintiffs have not specified a specific amount on their request for damages.

The proposed class originally included all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. In her class certification briefing, Plaintiff acknowledged her claims under the General Business Law in New York are subject to a three year statute of limitations, and is now requesting a class of all persons in New York who paid for rental merchandise from us since November 26, 1994. We are vigorously defending this action. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgement, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing Plaintiff's claims based on the alleged failure to disclose an effective interest rate. Plaintiff's other claims were not dismissed. Plaintiff moved to certify a state-wide class in December 2000. Discovery on certification has been completed and our response has been filed. We are vigorously opposing class certification. Although there can be no assurance that our position will prevail, or that we will be found not to have any liability, we believe the decision by the Appellate Division to be a significant and favorable development in this matter.

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

Since the filing of this suit, we have attempted to negotiate a mutually satisfactory resolution of these claims with the Wisconsin Attorney General's office, including the consideration of possible changes in our business practices in Wisconsin. To date, we have not been successful, but our efforts are ongoing. If we are unable to negotiate a settlement with the Attorney General, we intend to litigate the suits. Discovery is underway, and a pre-trial conference has been set for November 2001. Although we cannot assure you that we will be found to have no liability in this matter, we believe its ultimate resolution will not have a material adverse effect upon us.

Wilfong, et. al. v. Rent-A-Center, Inc./Margaret Bunch, et. al. v. Rent-A-Center, Inc. In August 2000, a putative nationwide class action was filed against us in federal court in East St. Louis, Illinois by Claudine Wilfong and 18 other plaintiffs, alleging that we engaged in class-wide gender discrimination following our acquisition of Thorn Americas. In December 2000, a similar suit filed by Margaret Bunch in federal court in the Western District of Missouri was amended to allege similar class action claims. The allegations underlying these matters involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact. With respect to the Wilfong matter, the plaintiffs, in their prayer for relief, have requested class certification, injunctive relief, actual damages of $410,000,000, unspecified compensatory and punitive damages, attorney's fees, filing fees and costs of suit, pre-judgment interest, and any further relief granted by the court. In the Bunch matter, the plaintiffs make similar requests for relief, although no specific amounts are claimed as actual damages. In addition, the U.S. Equal Employment Opportunity Commission filed a motion to intervene on behalf of the plaintiffs in the Wilfong matter. The court granted this motion on May 14, 2001. With respect to the Bunch matter, in July 2001 the court stayed the action and compelled the plaintiffs to arbitrate their claims. However, we cannot assure you that the action will not survive with other class representatives. Although each of these cases is in the early stages, we believe the claims are without merit. We cannot assure you, however, that we will be found to have no liability for these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


At our Annual Meeting of Stockholders held on May 15, 2001, the nominees for our Class I directors were elected. Two Class I directors were elected by all of our stockholders and one Class I director was elected by the holders of our Series A preferred stock. The stockholders also approved an amendment to our certificate of incorporation, increasing the number of shares of our common stock we are authorized to issue from 50,000,000 to 125,000,000, and approved certain amendments to our Amended and Restated Long-Term Incentive Plan.

The voting was as follows for the directors elected by all of our stockholders:

NOMINEE                                    FOR                  WITHHELD

J. Ernest Talley                       21,151,340               2,229,877
Mitchell E. Fadel                      21,151,190               2,230,027

The voting was as follows for the director elected by the holders of our Series A preferred stock:

NOMINEE                                    FOR                  WITHHELD

Peter P. Copses                          281,756                    0

In addition to the directors elected at our Annual Meeting of Stockholders, the following directors' terms of office as a director continued after the Annual Meeting of Stockholders:

L. Dowell Arnette      Lawrence M. Berg      J.V. Lentell     Mark E. Speese

We currently have one vacancy on our Board of Directors.


The voting to approve the amendment to our certificate of incorporation was as follows:

                     FOR               AGAINST              WITHHELD

                  29,441,677          3,731,778              12,135

The voting to approve the amendments to our Amended and Restated Long-Term Incentive Plan was as follows:

                     FOR               AGAINST              WITHHELD

                  23,656,028          7,556,434              16,552



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

Current Report on Form 8-K filed on May 11, 2001.

Current Report on Form 8-K filed on May 22, 2001.

EXHIBITS

   EXHIBIT
   NUMBER                      EXHIBIT DESCRIPTION
   -------          ----------------------------------------

    2.1(1)      --  Stock Purchase Agreement, dated as of June 16, 1998, among
                    Renters Choice, Inc., Thorn International BV and Thorn plc
                    (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the Commission, the Company will supplementally supply such schedules and exhibits to the Commission.)

    3.1(2)      --  Amended and Restated Certificate of Incorporation of Renters
                    Choice, Inc.

    3.2(3)      --  Certificate of Amendment to the Amended and Restated
                    Certificate of Incorporation of Renters Choice, Inc.

      3.3*      --  Certificate of Amendment to the Amended and Restated
                    Certificate of Incorporation of Rent-A-Center, Inc.

    3.4(4)      --  Amended and Restated Bylaws of Rent-A-Center, Inc.

    4.1(5)      --  Form of Certificate evidencing Common Stock

    4.2(6)      --  Certificate of Designations, Preferences and Relative Rights
                    and Limitations of Series A Preferred Stock of Renters
                    Choice, Inc.

    4.3(7)      --  Certificate of Designations, Preferences and Relative Rights
                    and Limitations of Series B Preferred Stock of Renters
                    Choice, Inc.

    4.4(8)      --  Indenture, dated as of August 18, 1998, by and among Renters
                    Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center,
                    Inc., as Subsidiary Guarantors, and IBJ Schroder Bank &
                    Trust Company, as Trustee

    4.5(9)      --  Form of Certificate evidencing Series A Preferred Stock

    4.6(10)     --  Form of Exchange Note

    4.7(11)     --  First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc.,
                    ColorTyme, Inc., Advantage Companies, Inc. and IBJ Schroder
                    Bank & Trust Company, as Trustee.

   10.1(12)     --  Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                    Plan

   10.2(13)     --  Credit Agreement, dated August 5, 1998, among Renters
                    Choice, Inc., Comerica Bank, as Documentation Agent,
                    NationsBank N.A., as Syndication Agent, and The Chase
                    Manhattan Bank, as Administrative Agent, and certain other lenders

   10.3(14)     --  First Amendment, dated as of February 25, 2000, to the
                    Credit Agreement, dated August 5, 1998, among Rent-A-Center,
                    Inc. (formerly known as Renters Choice, Inc.), Comerica
                    Bank, as Documentation Agent, NationsBank N.A., as
                    Syndication Agent, and the Chase Manhattan Bank, as
                    Administrative Agent, and certain other lenders

   10.4(15)     --  Amended and Restated Credit Agreement, dated as of August 5,
                    1998 as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., Comerica Bank, as Documentation Agent,
                    Bank of America, NA, as Syndication Agent, and The Chase
                    Manhattan Bank, as Administration Agent

   10.5(16)     --  First Amendment, dated as of May 8, 2001, to the Credit
                    Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the Lenders parties to the Credit Agreement, the Documentation
                    Agent and Syndication Agent named therein and The Chase
                    Manhattan Bank, as Administrative Agent.

   10.6(17)     --  Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

   10.7(18)     --  Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas
                    Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Renters
                    Choice, Inc., and certain other persons

   10.8(19)     --  Agreements to be Bound to Stockholders Agreement, each dated
                    September 9, 1999, by and among Apollo Investment Fund IV,
                    L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                    Mark E. Speese, Rent-A-Center, Inc. and certain other persons.

   10.9(20)     --  Agreements to be Bound to Stockholders Agreement, each dated
                    November 8, 2000, by and among Apollo Investment Fund IV,
                    L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                    Mark E. Speese, Rent-A-Center, Inc. and certain other
                    Persons.

  10.10(21)     --  Registration Rights Agreement, dated August 5, 1998, by and
                    Between Renters Choice, Inc., Apollo Investment Fund IV,
                    L.P., and Apollo Overseas Partners IV, L.P., related to the
                    Series A Convertible Preferred Stock

  10.11(22)     --  Registration Rights Agreement, dated August 5, 1998, by and
                    Between Renters Choice, Inc., Apollo Investment Fund IV,
                    L.P., and Apollo Overseas Partners IV, L.P., related to the
                    Series B Convertible Preferred Stock

  10.12(23)     --  Stock Purchase Agreement, dated August 5, 1998, among
                    Renters Choice, Inc., Apollo Investment Fund IV, L.P. and
                    Apollo Overseas Partners IV, L.P.

-----------

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

(8) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(9) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement of Form S-8 (File No. 333-62582)

(13) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(14) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(16) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(17) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(20) Incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000

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

                                     RENT-A-CENTER, INC.

                                     By: /s/ Robert D. Davis
                                         -------------------------------------
                                         Robert D. Davis
                                         Senior Vice President-Finance and
                                         Chief Financial Officer

Date: August 10, 2001

                                INDEX TO EXHIBITS



    EXHIBIT
     NUMBER           EXHIBIT DESCRIPTION
    -------           -------------------

    2.1(1)        --  Stock Purchase Agreement, dated as of June 16, 1998, among
                      Renters Choice, Inc., Thorn International BV and Thorn plc
                      (Pursuant to the rules of the Commission, the schedules and exhibits have been omitted. Upon the request of the
                      Commission, the Company will supplementally supply such
                      schedules and exhibits to the Commission.)

    3.1(2)        --  Amended and Restated Certificate of Incorporation of Renters
                      Choice, Inc.

    3.2(3)        --  Certificate of Amendment to the Amended and Restated
                      Certificate of Incorporation of Renters Choice, Inc.

      3.3*        --  Certificate of Amendment to the Amended and Restated
                      Certificate of Incorporation of Rent-A-Center, Inc.

    3.4(4)        --  Amended and Restated Bylaws of Rent-A-Center, Inc.

    4.1(5)        --  Form of Certificate evidencing Common Stock

    4.2(6)        --  Certificate of Designations, Preferences and Relative Rights
                      and Limitations of Series A Preferred Stock of Renters Choice, Inc.

    4.3(7)        --  Certificate of Designations, Preferences and Relative Rights
                      and Limitations of Series B Preferred Stock of Renters Choice,
                      Inc.

    4.4(8)        --  Indenture, dated as of August 18, 1998, by and among Renters
                      Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc.,
                      as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company,
                      as Trustee

    4.5(9)        --  Form of Certificate evidencing Series A Preferred Stock

    4.6(10)       --  Form of Exchange Note

    4.7(11)       --  First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
                      Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
                      Company, as Trustee.

   10.1(12)       --  Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                      Plan

   10.2(13)       --  Credit Agreement, dated August 5, 1998, among Renters Choice,
                      Inc., Comerica Bank, as Documentation Agent, NationsBank N.A., as
                      Syndication Agent, and The Chase Manhattan Bank, as Administrative
                      Agent, and certain other lenders

   10.3(14)       --  First Amendment, dated as of February 25, 2000, to the Credit
                      Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
                      (formerly known as Renters Choice, Inc.), Comerica Bank, as
                      Documentation Agent, NationsBank N.A., as Syndication Agent, and
                      the Chase Manhattan Bank, as Administrative Agent, and certain other lenders

   10.4(15)       --  Amended and Restated Credit Agreement, dated as of August 5,
                      1998 as amended and restated as of June 29, 2000, among
                      Rent-A-Center, Inc., Comerica Bank, as Documentation Agent, Bank
                      of America, NA, as Syndication Agent, and The Chase Manhattan
                      Bank, as Administration Agent



  10.5(16)        --  First Amendment, dated as of May 8, 2001, to the Credit
                      Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the Lenders parties to the Credit Agreement, the Documentation Agent and Syndication
                      Agent named therein and The Chase Manhattan Bank, as
                      Administrative Agent.

   10.6(17)       --  Guarantee and Collateral Agreement, dated August 5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent

   10.7(18)       --  Stockholders Agreement, dated as of August 5, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas
                      Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Renters
                      Choice, Inc., and certain other persons

   10.8(19)       --  Agreements to be Bound to Stockholders Agreement, each dated
                      September 9, 1999, by and among Apollo Investment Fund IV,
                      L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                      Mark E. Speese, Rent-A-Center, Inc. and certain other
                      persons.

   10.9(20)       --  Agreements to be Bound to Stockholders Agreement, each dated
                      November 8, 2000, by and among Apollo Investment Fund IV,
                      L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                      Mark E. Speese, Rent-A-Center, Inc. and certain other
                      persons.

  10.10(21)       --  Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                      L.P., and Apollo Overseas Partners IV, L.P., related to the
                      Series A Convertible Preferred Stock

  10.11(22)       --  Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                      L.P., and Apollo Overseas Partners IV, L.P., related to the
                      Series B Convertible Preferred Stock

  10.12(23)       --  Stock Purchase Agreement, dated August 5, 1998, among Renters
                      Choice, Inc., Apollo Investment Fund IV, L.P. and Apollo
                      Overseas Partners IV, L.P.


-------------
 *    Filed herewith

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

(8) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(9) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement of Form S-8 (File No. 333-62582)

(13) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(14) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(16) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(17) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(20) Incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000

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