Form 10-Q
period 2001-09-30
RENT A CENTER INC DE
filed 2001-11-13
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                  YES X    NO
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2001:


                 Class                                            Outstanding
                 -----                                            -----------
Common stock, $.01 par value per share                             26,194,812

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                               PAGE NO.
                                                                                             --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000              3

         Consolidated Statements of Earnings for the nine months ended                           4
               September 30, 2001 and 2000

         Consolidated Statements of Earnings for the three months ended                          5
               September 30, 2001 and 2000

         Consolidated Statements of Cash Flows for the nine months ended                         6
               September 30, 2001 and 2000

         Notes to Consolidated Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition                            12
               and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                              22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      23

Item 6.  Exhibits and Reports on Form 8-K                                                       24


SIGNATURES                                                                                      28


                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(In thousands of dollars)                                                             September 30,       December 31,
                                                                                          2001                2000
                                                                                      -------------       -------------
                                                                                        Unaudited
ASSETS
     Cash and cash equivalents                                                        $      28,935       $      36,495
     Accounts receivable - trade                                                              2,817               3,254
     Prepaid expenses and other assets                                                       33,737              31,805
     Rental merchandise, net
        On rent                                                                             527,724             477,095
        Held for rent                                                                       116,670             110,137
     Property assets, net                                                                   101,383              87,168
     Deferred income taxes                                                                    4,233              32,628
     Intangible assets, net                                                                 714,845             708,328
                                                                                      -------------       -------------
                                                                                      $   1,530,344       $   1,486,910
                                                                                      =============       =============
LIABILITIES
     Accounts payable - trade                                                         $      63,027       $      65,696
     Accrued liabilities                                                                    116,702              89,560
     Senior debt                                                                            458,020             566,051
     Subordinated notes payable                                                             175,000             175,000
                                                                                      -------------       -------------
                                                                                            812,749             896,307

COMMITMENTS AND CONTINGENCIES                                                                    --                  --

PREFERRED STOCK
     Redeemable convertible voting preferred stock, net of placement costs, $.01 par value; 5,000,000 shares authorized; 289,726 and 281,756 shares issued
     and outstanding in 2001 and 2000, respectively                                         289,201             281,232

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 125,000,000 and 50,000,000 shares authorized in 2001 and 2000, respectively; 27,612,218 and 25,700,058 shares issued
        in 2001 and 2000, respectively                                                          276                 257
     Additional paid-in capital                                                             190,148             115,607
     Accumulated comprehensive loss                                                          (6,020)                 --
     Retained earnings                                                                      268,990             218,507
     Treasury stock, 990,099 shares at cost                                                 (25,000)            (25,000)
                                                                                      -------------       -------------
                                                                                            428,394             309,371
                                                                                      -------------       -------------
                                                                                      $   1,530,344       $   1,486,910
                                                                                      =============       =============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)                    Nine months ended September 30,
                                                        ---------------------------------
                                                             2001                2000
                                                        -------------       -------------
                                                                    Unaudited
Revenues
   Store
      Rentals and fees                                  $   1,213,387       $   1,082,949
      Merchandise sales                                        72,440              63,906
      Other                                                     2,878               1,916
   Franchise
      Merchandise sales                                        36,346              36,355
      Royalty income and fees                                   4,484               4,613
                                                        -------------       -------------
                                                            1,329,535           1,189,739
Operating expenses
   Direct store expenses
      Depreciation of rental merchandise                      251,286             222,545
      Cost of merchandise sold                                 54,176              51,744
      Salaries and other expenses                             748,576             639,041
   Franchise cost of merchandise sold                          34,821              35,049
                                                        -------------       -------------
                                                            1,088,859             948,379

   General and administrative expenses                         40,777              36,189
   Amortization of intangibles                                 22,402              21,098
   Non-recurring litigation settlements                        16,000             (22,383)
                                                        -------------       -------------
           Total operating expenses                         1,168,038             983,283

           Operating profit                                   161,497             206,456

Interest expense                                               47,215              56,284
Interest income                                                  (870)             (1,094)
                                                        -------------       -------------
           Earnings before income taxes                       115,152             151,266

Income tax expense                                             52,635              71,852
                                                        -------------       -------------
           NET EARNINGS                                        62,517              79,414

Preferred dividends                                            12,087               7,764
                                                        -------------       -------------
Net earnings allocable to common stockholders           $      50,430       $      71,650
                                                        =============       =============
Basic earnings per common share                         $        1.96       $        2.94
                                                        =============       =============
Diluted earnings per common share                       $        1.68       $        2.30
                                                        =============       =============

        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)                   Three months ended September 30,
                                                        ---------------------------------
                                                             2001                2000
                                                        -------------       -------------
                                                                    Unaudited
Revenues
   Store
      Rentals and fees                                  $     411,241       $     372,402
      Merchandise sales                                        21,569              18,887
      Other                                                       640                 922
   Franchise
      Merchandise sales                                        12,087              11,143
      Royalty income and fees                                   1,537               1,614
                                                        -------------       -------------
                                                              447,074             404,968
Operating expenses
   Direct store expenses
      Depreciation of rental merchandise                       86,198              77,014
      Cost of merchandise sold                                 17,176              14,348
      Salaries and other expenses                             261,992             219,195
   Franchise cost of merchandise sold                          11,624              10,815
                                                        -------------       -------------
                                                              376,990             321,372

    General and administrative expenses                        13,974              12,708
    Amortization of intangibles                                 7,738               7,168
    Non-recurring litigation settlements                       16,000                  --
                                                        -------------       -------------
           Total operating expenses                           414,702             341,248

           Operating profit                                    32,372              63,720

Interest expense                                               14,837              18,915
Interest income                                                  (282)               (720)
                                                        -------------       -------------
           Earnings before income taxes                        17,817              45,525

Income tax expense                                              7,843              21,624
                                                        -------------       -------------
           NET EARNINGS                                         9,974              23,901

Preferred dividends                                             2,709               2,631
                                                        -------------       -------------
Net earnings allocable to common stockholders           $       7,265       $      21,270
                                                        =============       =============
Basic earnings per common share                         $        0.27       $        0.87
                                                        =============       =============
Diluted earnings per common share                       $        0.26       $        0.68
                                                        =============       =============


        The accompanying notes are an integral part of these statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended September 30,
                                                                        ---------------------------------
(In thousands of dollars)                                                    2001                2000
                                                                        -------------       -------------
                                                                                    Unaudited
Cash flows from operating activities
   Net earnings                                                         $      62,517       $      79,414
   Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation of rental merchandise                                      251,286             222,545
      Depreciation of property assets                                          28,106              24,662
      Amortization of intangibles                                              22,402              21,098
      Amortization of financing fees                                            2,070               2,015
   Changes in operating assets and liabilities, net of effects of
     Acquisitions
      Rental merchandise                                                     (291,696)           (252,954)
      Accounts receivable - trade                                                 437                 588
      Prepaid expenses and other assets                                        (3,946)             (7,042)
      Deferred income taxes                                                    28,395              59,478
      Accounts payable - trade                                                 (2,669)              3,957
      Accrued liabilities                                                      19,903             (11,062)
                                                                        -------------       -------------
           Net cash provided by operating activities                          116,805             142,699

Cash flows from investing activities
   Purchase of property assets                                                (42,282)            (25,027)
   Proceeds from sale of property assets                                          395               1,071
   Acquisitions of businesses, net of cash acquired                           (44,943)            (39,955)
                                                                        -------------       -------------
           Net cash used in investing activities                              (86,830)            (63,911)

Cash flows from financing activities
   Exercise of stock options                                                   24,819               5,796
   Proceeds from debt                                                              --             229,985
   Proceeds from issuance of common stock                                      45,677                  --
   Repayments of debt                                                        (108,031)           (286,094)
                                                                        -------------       -------------
           Net cash used in financing activities                              (37,535)            (50,313)

           NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                       (7,560)             28,475

Cash and cash equivalents at beginning of period                               36,495              21,679
                                                                        -------------       -------------
Cash and cash equivalents at end of period                              $      28,935       $      50,154
                                                                        =============       =============

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000, our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     SFAS 133. Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pre-tax increase to other comprehensive income of $2.6 million, or $1.4 million after taxes. As a result of a decline in interest rates during the nine months ended September 30, 2001, accumulated other comprehensive loss for the nine months ended September 30, 2001 was $(6.0) million after taxes.

     We utilize our derivative instruments to manage our exposure to interest rate fluctuations. Our objective is to minimize the risk of fluctuations using the most effective methods to eliminate or reduce the impact of this exposure.

     SFAS 141 and SFAS 142. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

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

     We will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001 under the current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized. We intend to complete a transitional impairment test of all intangible assets by March 31, 2002 and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the initial transitional impairment testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

     SFAS 144. On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the implementation of this standard will have a material effect on our financial position, results of operations, or cash flows.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

     (In thousands, except per share data)              Three months ended September 30, 2001
                                                   ------------------------------------------------
                                                   Net earnings           Shares         Per share
                                                   ------------        -----------      -----------
          Basic earnings per common share          $     7,265              26,666      $      0.27
          Effect of dilutive stock options                  --                 742
          Assumed conversion of convertible
           Preferred stock                               2,709(1)           10,371
                                                   -----------         -----------
          Diluted earnings per common share        $     9,974              37,779      $      0.26
                                                   ===========         ===========      ===========



                                                        Three months ended September 30, 2000
                                                   ------------------------------------------------
                                                   Net earnings           Shares         Per share
                                                   ------------        -----------      -----------
          Basic earnings per common share          $    21,270              24,404      $      0.87
          Effect of dilutive stock options                  --                 809
          Assumed conversion of convertible
           Preferred stock                               2,631(1)            9,900
                                                   -----------         -----------
          Diluted earnings per common share        $    23,901              35,113      $      0.68
                                                   ===========         ===========      ===========




                                                        Nine months ended September 30, 2001
                                                  -----------------------------------------------
                                                   Net earnings           Shares        Per share
                                                   ------------        -----------     -----------
          Basic earnings per common share          $    50,430              25,766      $      1.96
          Effect of dilutive stock options                  --               1,074
          Assumed conversion of convertible
            Preferred stock                             12,087(1)           10,277
                                                   -----------         -----------
          Diluted earnings per common share        $    62,517              37,117      $      1.68
                                                   ===========         ===========      ===========



                                                        Nine months ended September 30, 2000
                                                  -----------------------------------------------
                                                   Net earnings           Shares        Per share
                                                   ------------        -----------     -----------
          Basic earnings per common share          $    71,650              24,347      $      2.94
          Effect of dilutive stock options                  --                 276
          Assumed conversion of convertible
            Preferred stock                              7,764(1)            9,978
                                                   -----------         -----------
          Diluted earnings per common share        $    79,414              34,601      $      2.30
                                                   ===========         ===========      ===========

----------
(1) Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date.

For the three and nine months ended September 30, 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 441,500 and 685,500, respectively. For the three and nine months ended September 30, 2000, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 362,750 and 362,750, respectively.

3. SUBSIDIARY GUARANTORS

During 1998, we issued $175.0 million of senior subordinated notes, maturing on August 15, 2008. The notes require semi-annual interest-only payments at 11%, and are guaranteed by our two principal subsidiaries. We may redeem the subordinated notes after August 15, 2003, at our option, in whole or in part.

The subordinated notes also require that upon the occurrence of a change in control (as defined in the indenture governing the subordinated notes), the holders of the subordinated notes have the right to require us to repurchase the subordinated notes at a price equal to 101% of the original principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.

The indenture governing our subordinated notes contains covenants that limit our ability to:

     o    incur additional debt;

     o    sell assets or our subsidiaries;

     o    grant liens to third parties;

     o    pay dividends or repurchase stock; and

     o    engage in a merger or sell substantially all of our assets.

Our direct wholly-owned subsidiaries, consisting of ColorTyme, Inc. and Advantage Companies, Inc., have fully, jointly and severally, and unconditionally guaranteed our obligations under the subordinated notes. We have one indirect subsidiary that is not a guarantor of the subordinated notes because it is inconsequential. There are no restrictions on the ability of any of the guarantors to transfer funds to us in the form of loans, advances or dividends, except as provided by applicable law.

Set forth below is certain condensed consolidating financial information (within the meaning of Rule 3-10 of Regulation S-X) as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000. The financial information includes the guarantors from the dates they were acquired or formed by us and is presented using the push-down basis of accounting.


                                                                 Parent          Subsidiary        Consolidating
                                                                 Company         Guarantors          Adjustments          Totals
                                                             -------------      -------------      -------------       -------------
                                                                                        (In thousands)
          Condensed consolidating balance sheets

          At September 30, 2001 (unaudited)

          Rental merchandise, net .....................      $     644,394      $          --      $          --       $     644,394
          Intangible assets, net ......................            367,768            347,077                 --             714,845
          Other assets ................................            498,003             18,008           (344,906)            171,105
                                                             -------------      -------------      -------------       -------------
                    Total assets ......................      $   1,510,165      $     365,085      $    (344,906)      $   1,530,344
                                                             =============      =============      =============       =============
          Senior debt .................................      $     458,020      $          --      $          --       $     458,020
          Other liabilities ...........................            349,100              5,629                 --             354,729
          Preferred stock .............................            289,201                 --                 --             289,201
          Stockholders' equity ........................            413,844            359,456           (344,906)            428,394
                                                             -------------      -------------      -------------       -------------
                    Total liabilities and equity ......      $   1,510,165      $     365,085      $    (344,906)      $   1,530,344
                                                             =============      =============      =============       =============
          At December 31, 2000

          Rental merchandise, net .....................      $     587,232      $          --      $          --       $     587,232
          Intangible assets, net ......................            351,498            356,830                 --             708,328
          Other assets ................................            531,992             13,754           (354,396)            191,350
                                                             -------------      -------------      -------------       -------------
                    Total assets ......................      $   1,470,722      $     370,584      $    (354,396)      $   1,486,910
                                                             =============      =============      =============       =============
          Senior debt .................................      $     566,051      $          --      $          --       $     566,051
          Other liabilities ...........................            325,995              4,261                 --             330,256
          Preferred stock .............................            281,232                 --                 --             281,232
          Stockholders' equity ........................            297,444            366,323           (354,396)            309,371
                                                             -------------      -------------      -------------       -------------
                    Total liabilities and equity ......      $   1,470,722      $     370,584      $    (354,396)      $   1,486,910
                                                             =============      =============      =============       =============

                                                                   Parent           Subsidiary
                                                                   Company          Guarantors             Total
                                                                -------------      -------------       -------------
                                                                                     (In thousands)
          Condensed consolidating statements of earnings

          Nine Months Ended September 30, 2001 (unaudited)

          Total revenues .................................      $   1,288,705      $      40,830       $   1,329,535
          Direct store expenses ..........................          1,054,038                 --           1,054,038
          Other  expenses ................................            168,667             44,313             212,980
                                                                -------------      -------------       -------------
          Net earnings (loss) ............................      $      66,000      $      (3,483)      $      62,517
                                                                =============      =============       =============

          Nine Months Ended September 30, 2000 (unaudited)

          Total revenues .................................      $   1,148,771      $      40,968       $   1,189,739
          Direct store expenses ..........................            913,330                 --             913,330
          Other expenses .................................            152,454             44,541             196,995
                                                                -------------      -------------       -------------
          Net earnings (loss) ............................      $      82,987      $      (3,573)      $      79,414
                                                                =============      =============       =============

                                                       Parent          Subsidiary
                                                      Company          Guarantors             Total
                                                   -------------      -------------       -------------
                                                                      (In thousands)
Condensed consolidating statements of earnings

Three Months Ended September 30, 2001 (unaudited)

Total revenues ..............................      $     433,450      $      13,624       $     447,074
Direct store expenses .......................            365,366                 --             365,366
Other expenses ..............................             56,946             14,788              71,734
                                                   -------------      -------------       -------------
Net earnings (loss) .........................      $      11,138      $      (1,164)      $       9,974
                                                   =============      =============       =============

Three Months Ended September 30, 2000 (unaudited)

Total revenues ..............................      $     392,211      $      12,757       $     404,968
Direct store expenses .......................            310,557                 --             310,557
Other expenses ..............................             56,531             13,979              70,510
                                                   -------------      -------------       -------------
Net earnings (loss) .........................      $      25,123      $      (1,222)      $      23,901
                                                   =============      =============       =============


                                                            Parent            Subsidiary
                                                           Company            Guarantors             Total
                                                        -------------       -------------       -------------
                                                                           (In thousands)
Condensed consolidated statement of cash flows

Nine months ended September 30, 2001 (unaudited)

Net cash provided by operating activities ........      $     111,905       $       4,900       $     116,805
                                                        -------------       -------------       -------------

Cash flows from investing activities
  Purchase of property assets ....................            (42,237)                (45)            (42,282)
  Acquisitions of businesses, net of cash acquired            (44,943)                 --             (44,943)
  Other ..........................................                395                  --                 395
                                                        -------------       -------------       -------------
Net cash used in investing activities ............            (86,785)                (45)            (86,830)

Cash flows from financing activities
  Exercise of stock options ......................             24,819                  --              24,819
  Repayments of debt .............................           (108,031)                 --            (108,031)
  Proceeds from the issuance of common stock .....             45,677                  --              45,677
  Intercompany advances ..........................              4,855              (4,855)                 --
                                                        -------------       -------------       -------------
Net cash used in financing activities ............            (32,680)             (4,855)            (37,535)
                                                        -------------       -------------       -------------
Net decrease in cash and cash equivalents ........             (7,560)                 --              (7,560)
                                                        -------------       -------------       -------------
Cash and cash equivalents at beginning of period .             36,495                  --              36,495
                                                        -------------       -------------       -------------
Cash and cash equivalents at end of period .......      $      28,935       $          --       $      28,935
                                                        =============       =============       =============
Nine months ended September 30, 2000 (unaudited)

Net cash provided by operating activities ........      $     137,910       $       4,789       $     142,699
                                                        -------------       -------------       -------------
Cash flows from investing activities
  Purchase of property assets ....................            (24,961)                (66)            (25,027)
  Acquisitions of businesses, net of cash acquired            (39,955)                 --             (39,955)
  Other ..........................................              1,071                  --               1,071
                                                        -------------       -------------       -------------
Net cash used in investing activities ............            (63,845)                (66)            (63,911)

Cash flows from financing activities
  Exercise of stock options ......................              5,796                  --               5,796
  Repayments of debt .............................           (286,094)                 --            (286,094)
  Proceeds from debt .............................            229,985                  --             229,985
  Intercompany advances ..........................              4,723              (4,723)                 --
                                                        -------------       -------------       -------------
Net cash used in financing activities ............            (45,590)             (4,723)            (50,313)
                                                        -------------       -------------       -------------


Net increase in cash and cash equivalents ........             28,475                  --              28,475
Cash and cash equivalents at beginning of period .             21,679                  --              21,679
                                                        -------------       -------------       -------------
Cash and cash equivalents at end of period .......      $      50,154       $          --       $      50,154
                                                        =============       =============       =============

     4.   COMPREHENSIVE INCOME

     Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

                                                                    Nine months ended Sept. 30,     Three months ended Sept. 30,
                                                                    ---------------------------     ---------------------------
                                                                          (in thousands)                  (in thousands)
                                                                      2001               2000         2001               2000
                                                                    --------           --------     --------           --------
           Net earnings                                             $ 62,517           $ 79,414     $  9,974           $ 23,901
           Other comprehensive (loss) income:
                Unrealized gain on derivatives held
                  As cash flow hedges:
                    Cumulative effect of adoption of SFAS 133          1,378                 --           --                 --
                    Change in unrealized loss during period           (9,449)                --       (5,256)                --
                    Reclassification adjustment for loss
                      included in net earnings                         2,051                 --        1,765                 --
                                                                    --------           --------     --------           --------
                        Other comprehensive (loss) income             (6,020)                --       (3,491)                --
                                                                    --------           --------     --------           --------
           Comprehensive income                                     $ 56,497           $ 79,414     $  6,483           $ 23,901
                                                                    ========           ========     ========           ========

     5.   LITIGATION SETTLEMENTS

     On November 1, 2001, we announced that we reached an agreement in principle for the settlement of the Margaret Bunch, et al. v. Rent-A-Center, Inc. matter pending in federal court in Kansas City, Missouri. The settlement is subject to court approval. Under the terms of the proposed settlement, while not admitting liability, we agreed to pay an aggregate of $12,250,000 to the agreed upon class, plus plaintiff's attorneys' fees as determined by the court, and costs to administer the settlement process. Accordingly, to account for the aforementioned costs, as well as our own attorneys' fees, we recorded a one time non-recurring charge of $16.0 million in the third quarter as a result of the settlement of this matter.


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

     o    our ability to control store level costs;

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

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 27% market share based on store count. At September 30, 2001, we operated 2,288 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2001, ColorTyme franchised 346 stores in 42 states, 333 of which operated under the ColorTyme name and 13 stores which operated under the Rent-A-Center name. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

We have pursued an aggressive growth strategy since 1989. We have sought to acquire underperforming stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation, particularly due to the Thorn Americas acquisition, our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

We plan to accomplish our future growth through selective and opportunistic acquisitions, with an emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $450,000, with roughly 70% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores are opened during that quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability.

We believe the cashflow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, working capital needs, capital expenditures, the November 2001 repurchase of our common stock held by Mr. J. Ernest Talley as discussed below, and our store expansion program during the remainder of 2001. Our revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $125.0 million. At September 30, 2001, we had $61.4 million available under our various debt agreements.

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

RECENT DEVELOPMENTS

In the second half of 2000, we resumed our strategy of increasing our store base and annual revenues and profits through opportunistic acquisitions and new store openings. During the third quarter of 2001, we acquired 13 stores for approximately $8.5 million in cash in 5 separate transactions and opened an additional 18 stores. We also closed 13 stores, merging them all with existing stores. For the nine months ended September 30, 2001, we acquired a total of 91 stores for approximately $41.0 million in 17 separate transactions, opened 61 new stores, and closed 22 stores. Of the closed stores, 19 were merged with existing stores and three were sold. As of November 13, 2001 we have acquired one additional store, opened ten new stores and closed two stores during the fourth quarter of 2001. The closed stores were merged with existing stores. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

On October 8, 2001, we announced the retirement of J. Ernest Talley as our Chairman and Chief Executive Officer, and the appointment of Mark E. Speese as our new Chairman and Chief Executive Officer. In connection with Mr. Talley's retirement, our board of directors approved the repurchase of $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million. In addition, on or before November 30, 2001, we will repurchase an additional 740,488 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. Furthermore, we have the option to purchase any or all of the remaining 1,714,046 shares of our common stock held by Mr. Talley at $20.258 per share through February 5, 2002.

On November 1, 2001, we announced that we reached an agreement in principle for the settlement of the Margaret Bunch, et al. v. Rent-A-Center, Inc. matter pending in federal court in Kansas City, Missouri. The settlement is subject to court approval. Under the terms of the proposed settlement, while not admitting liability, we agreed to pay an aggregate of $12,250,000 to the agreed upon class, plus plaintiff's attorneys' fees as determined by the court, and costs to administer the settlement process. Accordingly, to account for the aforementioned costs, as well as our own attorneys' fees, we recorded a one time non-recurring charge of $16.0 million in the third quarter as a result of the settlement of this matter.

RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Store Revenue. Total store revenue increased by $139.9 million, or 12.2%, to $1,288.7 million for the nine months ended September 30, 2001 from $1,148.8 million for the nine months ended September 30, 2000. The increase in total store revenue is directly attributable to the success of our efforts on improving store operations through:

     o    increasing the number of units on rent;

     o    increasing our customer base;

     o increasing the average price per unit on rent by upgrading our rental merchandise; and

     o    incremental revenues through acquisitions and new store openings.

This focus resulted in same store revenues increasing by $79.2 million, or 7.5%, to $1,140.3 million for the nine months ended September 30, 2001 from $1,061.1 million for the nine months ended September 30, 2000. Same store revenues represent those revenues earned in stores that were operated by us for each of the entire nine month periods ending September 30, 2001 and 2000. This improvement was primarily attributable to an increase in the number of customers served, the number of items on rent, as well as revenue earned per item on rent.

Franchise Revenue. Total franchise revenue decreased by $138,000, or 0.3%, to $40.8 million for the nine months ended September 30, 2001 from $41.0 million for the nine months ended September 30, 2000. This decrease was primarily attributable to a decrease in the number of franchise locations during the first three quarters of 2001 as compared to the first three quarters of 2000.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $28.7 million, or 12.9%, to $251.3 million for the nine months ended September 30, 2001 from $222.5 million for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in the number of units on rent. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.7% in 2001 from 20.6% for the same period in 2000. This slight increase is primarily a result of in-store promotions made during the third quarter of 2001. These promotions included a reduction in the rates and terms on certain rental agreements, thus causing depreciation to be a greater percent of store rentals and fees revenue on those items rented.

Cost of Merchandise Sold. Cost of merchandise sold increased by $2.4 million, or 4.7%, to $54.2 million for the nine months ended September 30, 2001 from $51.7 million for the nine months ended September 30, 2000. This increase was primarily a result of an increase in the number of items sold during the first nine months of 2001 as compared to the first nine months of 2000.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 58.1% for the nine months ended September 30, 2001 from 55.6% for the nine months ended September 30, 2000. This increase was primarily attributable to the infrastructure expenses and costs associated with the opening of 94 new stores since October 1, 2000 and increases in store level labor, insurance costs, and other operating expenses.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $228,000, or 0.7%, to $34.8 million for the nine months ended September 30, 2001 from $35.0 million for the nine months ended September 30, 2000. This decrease is primarily a result of a decrease in the number of franchise locations during the first three quarters of 2001 as compared to the first three quarters of 2000.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue increased slightly to 3.1% for the nine months ending September 30, 2001 from 3.0% for the nine months ending September 30, 2000. This increase is primarily attributable to an increase in home office labor and other overhead expenses for the first three quarters of 2001 as compared to the first three quarters of 2000.

Amortization of Intangibles. Amortization of intangibles increased by $1.3 million, or 6.2%, to $22.4 million for the nine months ended September 30, 2001 from $21.1 million for the nine months ended September 30, 2000. This increase was primarily attributable to the additional goodwill amortization associated with the acquisition of 39 stores in the last half of 2000 and the additional 78 stores acquired in the first half of 2001. Accounting for goodwill and intangibles amortization will be revised under SFAS 142. However, we will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001 under the current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized.

Operating Profit. Operating profit decreased by $45.0 million, or 21.8%, to $161.5 million for the nine months ended September 30, 2001 from $206.5 million for the nine months ended September 30, 2000. Excluding the pre-tax effect of the class action litigation settlement of $16.0 million recorded in the third quarter of 2001 and the class action litigation settlement refund of $22.4 million received in the second quarter of 2000, operating profit decreased by $6.6 million, or 3.6%, to $177.5 million for the nine months ended September 30, 2001 from $184.1 million for the nine months ended September 30, 2000. Operating profit as a percentage of total revenue decreased to 13.4% for the nine months ended September 30, 2001 before the pre-tax class action litigation settlement of $16.0 million, from 15.5% for the nine months ended September 30, 2000 before the pre-tax non-recurring class action litigation settlement refund of $22.4 million. This decrease is primarily attributable to the infrastructure expenses and initial costs associated with the opening of 94 new stores since October 1, 2000 and increases in store level labor, insurance, utility, and other operating expenses.

Net Earnings. Including the class action litigation settlement adjustments noted above, net earnings were $62.5 million for the nine months ended September 30, 2001, and $79.4 million for the nine months ended September 30, 2000. Net earnings increased by $3.8 million, or 5.6%, to $71.5 million for the nine months ended September 30, 2001 before the after tax effect of the $16.0 million class action litigation settlement, from $67.7 million for the nine months ended September 30, 2000 before the after-tax effect of the $22.4 million class action litigation settlement refund. This increase, excluding the after tax effect of the class action litigation settlement adjustments, is primarily attributable to growth in total revenues and reduced interest expenses resulting from a reduction in outstanding debt.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends increased by $4.3 million, or 55.7%, to $12.1 million for the nine months ended September 30, 2001 as compared to $7.8 million for the nine months ended September 30, 2000. This increase is a result of more shares of Series A Preferred stock outstanding in 2001 as compared to 2000.

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Store Revenue. Total store revenue increased by $41.2 million, or 10.5%, to $433.4 million for the three months ended September 30, 2001 from $392.2 million for the three months ended September 30, 2000. The increase in total store revenue is directly attributable to the success of our efforts on improving store operations through:

     o    increasing the number of units on rent;

     o    increasing our customer base; and

     o    incremental revenues through acquisitions and new store openings.

This focus resulted in same store revenues increasing by $16.7 million, or 4.5%, to $385.1 million for the three months ended September 30, 2001 from $368.3 million for the three months ended September 30, 2000. Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending September 30, 2001 and 2000. This improvement was primarily attributable to an increase in the number of customers served and the number of items on rent.

Franchise Revenue. Total franchise revenue increased by $867,000, or 6.8%, to $13.6 million for the three months ended September 30, 2001 from $12.8 million for the three months ended September 30, 2000. This increase was primarily attributable to an increase in merchandise sales to franchise locations during the third quarter of 2001 as compared to the third quarter of 2000.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $9.2 million, or 11.9%, to $86.2 million for the three months ended September 30, 2001 from $77.0 million for the three months ended September 30, 2000. This increase was primarily attributable to an increase in the number of units on rent. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 21.0% in 2001 from 20.7% in 2000. This slight increase in primarily a result of in-store promotions made during the third quarter of 2001. These promotions included a reduction in the rates and terms on certain rental agreements, thus causing depreciation to be a greater percent of store rentals and fees revenue on those items rented.

Cost of Merchandise Sold. Cost of merchandise sold increased by $2.8 million, or 19.7%, to $17.2 million for the three months ended September 30, 2001 from $14.3 million for the three months ended September 30, 2000. This increase was primarily a result of an increase in merchandise sold during the third quarter of 2001.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 60.4% for the three months ended September 30, 2001 from 55.9% for the three months ended September 30, 2000. This increase was primarily attributable to the infrastructure expenses and costs associated with our new store growth initiatives and increases in store level labor, insurance costs, and other operating expenses.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $809,000, or 7.5%, to $11.6 million for the three months ended September 30, 2001 from $10.8 million for the three months ended September 30, 2000. This increase is primarily a result of an increase in merchandise sales to franchise locations during the third quarter of 2001 as compared to the third quarter of 2000.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained constant at 3.1% for the three months ending September 30, 2001 and 2000.

Amortization of Intangibles. Amortization of intangibles increased by $570,000, or 8.0%, to $7.7 million for the three months ended September 30, 2001 from $7.2 million for the three months ended September 30, 2000. This increase was primarily attributable to the additional goodwill amortization associated with the acquisition of 39 stores in the last half of 2000 and the additional 78 stores acquired in the first half of 2001. Accounting for goodwill and intangibles amortization will be revised under SFAS 142. However, we will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001 under the current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized.

Operating Profit. Operating profit decreased by $15.3 million, or 24.1%, to $48.4 million for the three months ended September 30, 2001, before the pre-tax non-recurring class action litigation settlement of $16.0 million, from $63.7 million for the three months ended September 30, 2000. Including the $16.0 million class action litigation settlement, operating profit was $32.4 million for the three months ending September 30, 2001. The decrease before the pre-tax class action litigation settlement is primarily attributable to the infrastructure expenses and initial costs associated with our new store growth initiatives, an increase in store level labor, insurance, utility, and other operating expenses, as well as a deterioration of the gross profit margin.

Net Earnings. Net earnings decreased by $5.0 million, or 20.8%, to $18.9 million for the three months ended September 30, 2001, before the after-tax effect of the $16.0 million class action litigation settlement, from $23.9 million for the three months ended September 30, 2000. Net earnings were $10.0 million for the three months ended September 30, 2001 including the class action litigation settlement. The decrease before the after-tax effect of the litigation settlement is attributable to the infrastructure expenses and initial costs associated with our new store growth initiatives, an increase in store level labor, insurance, utility, and other operating expenses, as well as a deterioration of the gross profit margin.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends increased by $78,000, or 3.0%, to $2.7 million for the three months ended September 30, 2001 as compared to $2.6 million for the three months ended September 30, 2000. This increase is a result of more shares of Series A Preferred stock outstanding in 2001 as compared to 2000.

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

For the nine months ending September 30, 2001, cash provided by operating activities decreased by $25.9 million to $116.8 million in 2001 from $142.7 million during the nine month period ending September 30, 2000. This decrease was primarily the result of an increase in the amount of rental merchandise resulting from strong consumer demand in the first nine months of 2001, as well as lower net earnings. We purchased $395.0 million and $345.7 million of rental merchandise during the first nine months of 2001 and 2000, respectively.

Cash used in investing activities increased by $22.9 million to $86.8 million during the nine month period ending September 30, 2001 from $63.9 million during the nine month period ending September 30, 2000. This increase is primarily attributable to the cost associated with the opening and acquisition of new stores during the first nine months of 2001. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $42.3 million and $25.0 million on capital expenditures during the nine month periods ending September 30, 2001 and 2000, respectively, and expect to spend no more than $12.8 million for the remainder 2001. In the second half of 2000, we resumed our strategy of increasing our store base through opening new stores, as well as through opportunistic acquisitions. As of November 13, 2001, we have acquired one store, opened ten additional stores, and closed two stores in the fourth quarter of 2001. The closed stores were merged with existing stores. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

Cash used in financing activities decreased by $12.8 million to $37.5 million during the nine month period ending September 30, 2001 from $50.3 million during the nine month period ending September 30, 2000. This decrease is primarily related to the net proceeds associated with the issuance of our common stock in May 2001 and an increase in the amount of stock options exercised during the first three quarters of 2001 as compared to the first three quarters of 2000, offset by debt repayments under our senior credit facilities. During the first nine months of 2001, we paid down $108.0 million in debt using the proceeds from the issuance of our common stock in the May 2001 offering and from stock options exercised during the first three quarters of 2001, as well as from available cash flow from operations.

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

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at September 30, 2001.

                 YEAR ENDING
                 DECEMBER 31,                                 (IN THOUSANDS)
                 ------------                                 --------------
      October 1 to December 31, 2001                           $          0
                                2002                                  1,980
                                2003                                  1,980
                                2004                                 29,104
                                2005                                110,476
                          Thereafter                                314,480
                                                               ------------
                                                               $    458,020
                                                               ============

Under our senior credit facility, we are required to use 25% of the net proceeds from any equity offering to repay our term loans. In June 2001, we used the net proceeds of approximately $45.7 million from the offering of our common stock to repay a portion of our term loans.

We intend to continue to make prepayments of debt under our senior credit facilities, repurchase some of our senior subordinated notes or repurchase our common stock under our common stock repurchase program or pursuant to our agreement with Mr. Talley, to the extent we have available cash that is not necessary for store openings or acquisitions. We cannot, however, assure you that we will have excess cash available for these purposes.

Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by The Chase Manhattan Bank, as administrative agent. At September 30, 2001, we had a total of $458.0 million outstanding under these facilities, all of which was under our term loans. At September 30, 2001, we had $56.4 million of availability under the revolving credit facility.

Borrowings under the senior credit facilities bear interest at varying rates equal to 1.25% to 2.75% over LIBOR, which was 2.76% at September 30, 2001. We also have a prime rate option under the facilities, but do not have any exercised as of September 30, 2001. At September 30, 2001, the average rate on outstanding senior debt borrowings was 5.23%.

During 1998, we entered into interest rate protection agreements with two banks. Under the terms of the interest rate agreements, the LIBOR rate used to calculate the interest rate charged on $250.0 million of the outstanding senior term debt has been fixed at an average rate of 5.59%. The protection on the $250.0 million expires in 2003. The senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property and real property. The senior credit facilities are also secured by a pledge of the capital stock of our subsidiaries.

The senior credit facilities contain covenants that limit our ability to:

     o incur additional debt (including subordinated debt) in excess of $25 million;

     o repurchase in excess of $50 million of our capital stock and senior subordinated notes generally;

     o    incur liens or other encumbrances;

     o    merge, consolidate or sell substantially all our property or business;

     o    sell assets, other than inventory;

     o make investments or acquisitions unless we meet financial tests and other requirements;

     o    make capital expenditures; or

     o    enter into a new line of business.

The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At September 30, 2001, the maximum leverage ratio was 4.25:1, the minimum interest coverage ratio was 2.50:1, and the minimum fixed charge coverage ratio was 1.3:1. On that date, our actual ratios were 2.03:1, 4.77:1 and 2.13:1.

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

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of September 30, 2001, we have paid approximately $117.1 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations. Additional settlements or judgments against us on our existing litigation could affect our liquidity.

Talley Repurchase. In connection with Mr. Talley's retirement, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million. In addition, on or before November 30, 2001, we will repurchase an additional 740,488 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. Furthermore, we have the option to purchase any or all of the remaining 1,714,046 shares of common stock held by Mr. Talley at $20.258 per share through February 5, 2002.

Our senior credit facilities contain covenants that generally limit our ability to repurchase in excess of $50.0 million of our capital stock and senior subordinated notes. In addition, the indenture governing our senior subordinated notes contains covenants limiting our ability to repurchase our capital stock. Under these agreements, we had the ability to effect the October 2001 repurchase of $10.0 million of our common stock from Mr. Talley and we currently have the ability to effect the November 2001 repurchase of $15.0 million of our common stock from Mr. Talley. However, each of these repurchases may limit our ability to make further repurchases of our common stock, including our ability to exercise the option to repurchase the remaining shares of our common stock held by Mr. Talley and pursuant to our Common Stock Repurchase Plan. Furthermore, the restrictions under our senior credit facilities may, in some instances, limit our ability to repurchase our senior subordinated notes following the November 2001 repurchase of $15.0 million of our common stock from Mr. Talley.

Common Stock Repurchase Plan. In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25 million of our common stock. To date, no shares of common stock have been purchased by us under this share repurchase program. However, we may begin repurchasing shares of our common stock at any time, subject to the limitations in our senior credit facilities and the indentures governing our senior subordinated notes.

Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 133. Effective January 1, 2001, we adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pre-tax increase to other comprehensive income of $2.6 million, or $1.4 million after taxes. As a result of a decline in interest rates for the nine months ended September 30, 2001, accumulative other comprehensive loss at the end of the period was $2.5 million after taxes.

SFAS 141 and SFAS 142. On July 20, 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

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

We will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under our current method until January 1, 2002, at which time quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million will no longer be recognized. We intend to complete a transitional impairment test of all intangible assets by March 21, 2002 and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

SFAS 144. On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the implementation of this standard will have a material effect on our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of September 30, 2001, we had $175.0 million in senior subordinated notes outstanding at a fixed interest rate of 11.0%, and $458.0 million in term loans. Our senior subordinated notes mature on August 15, 2008. The fair value of the senior subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the senior subordinated notes at September 30, 2001 was $169.8 million, which is $5.2 million below their carrying value. Unlike the senior subordinated notes, the $458.0 million in term loans and all borrowings under the senior credit facility have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. Of the $500.0 million in agreements, $250.0 million expired in September 2001 and the remaining $250.0 million will expire in 2003. The swap agreements had an aggregate fair value of ($11.5) million at September 30, 2001. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $15.8 million.

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

INTEREST RATE RISK

We hold long-term debt with variable interest rates indexed to prime or LIBOR that exposes us to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, we have entered into certain interest rate swap contracts on $250.0 million of debt to pay a fixed rate of 5.59%.

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

The plaintiffs have not alleged a specific monetary amount with respect to their request for damages.

The proposed class originally included all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. In her class certification briefing, Plaintiff acknowledged her claims under the General Business Law in New York are subject to a three year statute of limitations, and is now requesting a class of all persons in New York who paid for rental merchandise from us since November 26, 1994. We are vigorously defending this action. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgement, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing Plaintiff's claims based on the alleged failure to disclose an effective interest rate. Plaintiff's other claims were not dismissed. Plaintiff moved to certify a state-wide class in December 2000. Plaintiff's class certification motion was heard by the court on November 7, 2001, at which time the court took the motion under advisement. We are vigorously opposing class certification. Although there can be no assurance that our position will prevail, or that we will be found not to have any liability, we believe the decision by the Appellate Division to be a significant and favorable development in this matter.

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

The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation. The Attorney General's claim for monetary penalties applies to at least 7,746 transactions through June 30, 2001. On October 31, 2001, the Attorney General filed a motion for summary judgment. Our response is due on November 30, 2001. A pre-trial conference is currently scheduled to occur after November 30, 2001, with a trial date expected sometime in the spring of 2002.

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

Wilfong, et. al. v. Rent-A-Center, Inc./Margaret Bunch, et. al. v. Rent-A-Center, Inc. In August 2000, a putative nationwide class action was filed against us in federal court in East St. Louis, Illinois by Claudine Wilfong and 18 other plaintiffs, alleging that we engaged in class-wide gender discrimination following our acquisition of Thorn Americas. The allegations underlying Wilfong involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact. The plaintiffs, in their prayer for relief, have requested class certification, injunctive relief, actual damages of $410,000,000, unspecified compensatory and punitive damages, attorney's fees, filing fees and costs of suit, pre-judgment interest, and any further relief granted by the court. In addition, the U.S. Equal Employment Opportunity Commission filed a motion to intervene on behalf of the plaintiffs, which the court granted on May 14, 2001. On November 1, 2001, the plaintiffs filed their motion for class certification. Our response to their motion is due in January 2002. Although we believe the claims in this case are without merit, we cannot assure you that we will be found to have no liability in this matter.

In December 2000, a similar suit filed by Margaret Bunch in federal court in the Western District of Missouri was amended to allege class action claims similar to those in Wilfong, although no specific amounts were claimed as actual damages. In July 2001, the court stayed the Bunch action and compelled the plaintiffs to arbitrate their claims. In November 2001, we announced that we had reached an agreement in principle for the settlement of the Bunch matter, which is subject to court approval. Under the terms of the proposed settlement, we agreed to pay an aggregate of $12,250,000 to the agreed upon class, plus plaintiffs' attorneys fees as determined by the court, and costs to administer the settlement. We have the right to terminate the settlement in the event that more than ninety-two class members opt out of the settlement. To the extent that the claims of a purported class member in Wilfong are covered by the terms of the Bunch settlement and such class member does not opt out of the Bunch settlement, that class member would be entitled to her applicable portion of the settlement proceeds in Bunch and would accordingly not be entitled to any recovery for those claims in Wilfong. Both the individual plaintiffs in Wilfong and the EEOC have filed objections to the settlement in the Bunch case. We anticipate that the court in Bunch will set a date for determining preliminary approval of the settlement in the near future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

None.

EXHIBITS

EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
-------                           -------------------

  3.1(1)   --   Amended and Restated Certificate of Incorporation of Renters
                Choice, Inc.

  3.2(2)   --   Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation of Renters Choice, Inc.

  3.3(3)   --   Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation of Rent-A-Center, Inc.

  3.4(4)   --   Amended and Restated Bylaws of Rent-A-Center, Inc.

  4.1(5)   --   Form of Certificate evidencing Common Stock

  4.2(6)   --   Certificate of Designations, Preferences and Relative Rights
                And Limitations of Series A Preferred Stock of Renters Choice,
                Inc.

  4.3(7)   --   Certificate of Designations, Preferences and Relative Rights
                And Limitations of Series B Preferred Stock of Renters Choice,
                Inc.

  4.4(8)   --   Indenture, dated as of August 18, 1998, by and among Renters
                Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center,
                Inc., As Subsidiary Guarantors, and IBJ Schroder Bank &
                Trust Company, As Trustee

  4.5(9)   --   Form of Certificate evidencing Series A Preferred Stock

  4.6(10)  --   Form of Exchange Note

  4.7(11)  --   First Supplemental Indenture, dated as of December 31, 1998, by
                And among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
                Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
                Company, as Trustee.

 10.1(12)  --   Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                Plan

 10.2(13)  --   Credit Agreement, dated August 5, 1998, among Renters Choice,
                Inc., Comerica Bank, as Documentation Agent, NationsBank
                N.A., as Syndication Agent, and The Chase Manhattan Bank, as
                Administrative Agent, and certain other lenders

 10.3(14)  --   First Amendment, dated as of February 25, 2000, to the Credit
                Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
                (formerly known as Renters Choice, Inc.), Comerica Bank, as
                Documentation Agent, NationsBank N.A., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, and certain Other lenders

 10.4(15)  --   Amended and Restated Credit Agreement, dated as of August 5,
                1998 as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., Comerica Bank, as Documentation Agent,
                Bank Of America, NA, as Syndication Agent, and The Chase
                Manhattan Bank, as Administration Agent

 10.5(16)  --   First Amendment, dated as of May 8, 2001, to the Credit
                Agreement, dated as of August 5, 1998, as amended and restated as Of June 29, 2000, among Rent-A-Center, Inc., the
                Lenders parties To the Credit Agreement, the Documentation
                Agent and Syndication Agent named therein and The Chase
                Manhattan Bank, as Administrative Agent.

 10.6(17)  --   Guarantee and Collateral Agreement, dated August 5, 1998, made
                By Renters Choice, Inc., and certain of its Subsidiaries in favor Of the Chase Manhattan Bank, as Administrative Agent

 10.7*     --   Amended and Restated Stockholders Agreement, effective as of
                October 8, 2001, by and among Apollo Investment Fund IV,
                L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.8(18)   --   Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                L.P., and Apollo Overseas Partners IV, L.P., related to the
                Series A Convertible Preferred Stock

10.9*      --   Common Stock Purchase Agreement, dated as of October 8, 2001, by and among J. Ernest Talley, Mary Ann Talley, the Talley
                1999 Trust, and Rent-A-Center, Inc.
----------
 * Filed herewith.

(1) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(3) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(4) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000

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

                                 RENT-A-CENTER, INC.

                                 By: /s/ Robert D. Davis
                                     -------------------------------------------
                                     Robert D. Davis
                                     Senior Vice President-Finance and
                                     Chief Financial Officer

Date: November 13, 2001

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1(1)   --   Amended and Restated Certificate of Incorporation of Renters
                Choice, Inc.

  3.2(2)   --   Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation of Renters Choice, Inc.

  3.3(3)   --   Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation of Rent-A-Center, Inc.

  3.4(4)   --   Amended and Restated Bylaws of Rent-A-Center, Inc.

  4.1(5)   --   Form of Certificate evidencing Common Stock

  4.2(6)   --   Certificate of Designations, Preferences and Relative Rights
                And Limitations of Series A Preferred Stock of Renters Choice,
                Inc.

  4.3(7)   --   Certificate of Designations, Preferences and Relative Rights
                And Limitations of Series B Preferred Stock of Renters Choice,
                Inc.

  4.4(8)   --   Indenture, dated as of August 18, 1998, by and among Renters
                Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center,
                Inc., As Subsidiary Guarantors, and IBJ Schroder Bank &
                Trust Company, As Trustee

  4.5(9)   --   Form of Certificate evidencing Series A Preferred Stock

  4.6(10)  --   Form of Exchange Note

  4.7(11)  --   First Supplemental Indenture, dated as of December 31, 1998, by
                And among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
                Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
                Company, as Trustee.

 10.1(12)  --   Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                Plan

 10.2(13)  --   Credit Agreement, dated August 5, 1998, among Renters Choice,
                Inc., Comerica Bank, as Documentation Agent, NationsBank
                N.A., as Syndication Agent, and The Chase Manhattan Bank, as
                Administrative Agent, and certain other lenders

 10.3(14)  --   First Amendment, dated as of February 25, 2000, to the Credit
                Agreement, dated August 5, 1998, among Rent-A-Center, Inc.
                (formerly known as Renters Choice, Inc.), Comerica Bank, as
                Documentation Agent, NationsBank N.A., as Syndication Agent,
                and The Chase Manhattan Bank, as Administrative Agent, and
                certain Other lenders

 10.4(15)  --   Amended and Restated Credit Agreement, dated as of August 5,
                1998 as amended and restated as of June 29, 2000, among
                Rent-A-Center, Inc., Comerica Bank, as Documentation Agent,
                Bank Of America, NA, as Syndication Agent, and The Chase
                Manhattan Bank, as Administration Agent


10.5(16)   --   First Amendment, dated as of May 8, 2001, to the Credit
                Agreement, dated as of August 5, 1998, as amended and
                restated as Of June 29, 2000, among Rent-A-Center, Inc., the
                Lenders parties To the Credit Agreement, the Documentation
                Agent and Syndication Agent named therein and The Chase
                Manhattan Bank, as Administrative Agent.

10.6(17)   --   Guarantee and Collateral Agreement, dated August 5, 1998, made
                By Renters Choice, Inc., and certain of its Subsidiaries in favor Of the Chase Manhattan Bank, as Administrative Agent

10.7*      --   Amended and Restated Stockholders Agreement, effective as of
                October 8, 2001, by and among Apollo Investment Fund IV,
                L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                Mark E. Speese, Rent-A-Center, Inc., and certain other
                persons

10.8(18)   --   Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                L.P., and Apollo Overseas Partners IV, L.P., related to the
                Series A Convertible Preferred Stock

10.9*      --   Common Stock Purchase Agreement, dated as of October 8, 2001, by and among J. Ernest Talley, Mary Ann Talley, the Talley
                1999 Trust, and Rent-A-Center, Inc.

----------
 * Filed herewith.

(1) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(3) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(4) Incorporated herein by reference to Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000

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