Form 10-K
period 2001-12-31
RENT A CENTER INC DE
filed 2002-03-27
CIK 933036

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AGGREGATE MARKET VALUE OF THE 22,694,926 SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT THE CLOSING SALES PRICE ON
     MARCH 22, 2002..........................................$1,150,178,850

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MARCH 22,
     2002:.......................................................24,086,397

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement relating to the 2002 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   37
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   37

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   38

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are the largest operator in the United States rent-to-own industry with an approximate 29% market share based on store count. At December 31, 2001, we operated 2,281 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, Inc., is a national franchisor of rent-to-own stores. At December 31, 2001, ColorTyme had 342 franchised stores in 42 states, 330 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. These franchise stores represent a further 4% market share based on store count.

     Our stores offer high quality, durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise. We offer well known brands such as Philips, Sony, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, Compaq and Hewlett Packard computers and Ashley, England and Benchcraft furniture.

     Our customers often lack access to conventional forms of credit. We offer products such as big screen televisions, computers and sofas, and well known brands that might otherwise be unavailable without credit. We also offer high levels of customer service, including free repair, pick-up and delivery. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 62% of our business is from repeat customers.

     We were incorporated as a Delaware corporation on September 16, 1986. Our principal executive offices are located at 5700 Tennyson Parkway, Third Floor, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com.

INDUSTRY OVERVIEW

     According to industry sources and our estimates, the rent-to-own industry consists of approximately 8,000 stores, and provides approximately 7.0 million products to over 3.0 million households each year. We estimate the six largest rent-to-own industry participants account for 4,700 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and we believe will continue to experience, increasing consolidation. We believe this consolidation trend in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.

     The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, 92% of rent-to-own customers have incomes between $15,000 and $50,000 per year. Many of the customers served by the industry do not have access to conventional forms of credit and are typically cash constrained. For these customers, the rent-to-own industry provides access to brand name products that they would not normally be able to obtain. The Association of Progressive Rental Organizations also estimates that 93% of customers have high school diplomas. According to a Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, "including the ability to obtain merchandise they otherwise could not, the low payments, the lack of a credit check, the convenience and flexibility of the transaction, the quality of the merchandise, the quality of the maintenance, delivery, and other services, the friendliness and flexibility of the store employees, and the lack of any problems or hassles."

STRATEGY

     We are currently focusing our strategic efforts on:

     - enhancing the operations and profitability in our store locations;

     - opening new stores and acquiring existing rent-to-own stores; and

     - building our national brand.

  ENHANCING STORE OPERATIONS

     We continually seek to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For example, we recently implemented programs to refocus our operational personnel to prioritize store profit growth, including the effective pricing of rental merchandise and the management of store level operating expenses. Similarly, we have instituted a transitional duty program to maintain store level productivity as well as to minimize costs related to the workers compensation component of our insurance programs.

     We believe we will achieve further gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

     - use focused advertising to increase store traffic;

     - expand the offering of upscale, higher margin products, such as Philips, Sony, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, Compaq and Hewlett Packard computers and Ashley, England and Benchcraft furniture to increase the number of product rentals;

     - employ strict store-level cost control;

     - closely monitor each store's performance through the use of our management information system to ensure each store's adherence to established operating guidelines; and

     - use a revenue and profit based incentive pay plan.

  OPENING NEW STORES AND ACQUIRING EXISTING RENT-TO-OWN STORES

     We intend to expand our business both by opening new stores in targeted markets and by acquiring existing rent-to-own stores. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry, which we believe represents a significant opportunity for us. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized chains of rent-to-own stores. We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own industry will result in ongoing consolidation opportunities. Acquired stores benefit from our administrative network, improved product mix, sophisticated management information system and purchasing power. In addition, we have access to our franchise locations, which we have the right of first refusal to purchase.

     Since March 1993, our company-owned store base has grown from 27 to 2,281 at December 31, 2001, primarily through acquisitions. During this period, we acquired over 2,100 company-owned stores and over 350 franchised stores in more than 80 separate transactions, including six transactions where we acquired in excess of 70 stores. In May 1998, we acquired substantially all of the assets of Central Rents, Inc., which operated 176 stores, for approximately $100 million in cash. In August 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor, operating 1,409 company-owned stores and franchising 65 stores in 49 states and the District of Columbia.

     In the second half of 2000, having successfully integrated the Thorn Americas and Central Rents acquisitions, we resumed our strategy of increasing our store base. For the year ended December 31, 2000, we opened 36 new stores, acquired 74 stores, purchased accounts from 73 competitors locations and closed 27 stores. Of the 27 stores closed, 22 were merged with existing stores, four were sold and one was closed with no surviving store. For the year ended December 31, 2001, we opened 76 new stores, acquired 95 stores, purchased accounts from 90 competitors' locations and closed 48 existing stores. Of the 48 stores closed, 42 were merged with existing stores and six were sold. The 95 acquired stores and acquired accounts were the result of 52 separate transactions for an aggregate purchase price of approximately $49.8 million in cash. Through March 22, 2002, we acquired an additional three stores and accounts from 14 competitors' locations for approximately $2.7 million in cash in 13 separate transactions and opened an additional six new stores. We also closed four stores, merging three with existing stores and selling one store, resulting in a total store count of 2,286 at March 22, 2002.

     We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry. We intend to increase the number of stores in which we operate by an average of approximately 5% to 10% per year over the next several years. We plan to accomplish our future growth through both selective and opportunistic acquisitions and new store development.

  BUILDING OUR NATIONAL BRAND

     We have implemented a strategy to increase our name recognition and enhance our national brand. As a part of a branding strategy, in April 2000 we launched a national advertising campaign featuring John Madden as our advertising spokesperson. Mr. Madden appears in our advertising media used in the campaign, including television and radio commercials, print, direct response and in-store signage. We believe Mr. Madden possesses a unique balance of multi-cultural appeal, a strong image identification among both men and women, and a personality that people of all ages enjoy. We believe that as the Rent-A-Center name gains in familiarity and national recognition through our advertising efforts, we will continue to educate the consumer about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise. Mr. Madden's agreement with us expires on March 31, 2003.

OUR STORES

     At December 31, 2001, we operated 2,281 stores in 50 states, Puerto Rico and the District of Columbia. In addition, our subsidiary ColorTyme franchised 342 stores in 42 states. This information is illustrated by the following table:

                             NUMBER OF STORES
                           --------------------
                           COMPANY
LOCATION                    OWNED    FRANCHISED
--------                   -------   ----------
Alabama..................      44         1
Alaska...................       3        --
Arizona..................      52         7
Arkansas.................      21         3
California...............     142         8
Colorado.................      29         3
Connecticut..............      19         6
Delaware.................      15         1
District of Columbia.....       4        --
Florida..................     132        10
Georgia..................      92        13
Hawaii...................      11         2
Idaho....................       6         4
Illinois.................     115         6
Indiana..................      91        17
Iowa.....................      19        --
Kansas...................      27        18
Kentucky.................      39         6
Louisiana................      34         7
Maine....................      18         9
Maryland.................      50         6
Massachusetts............      48         7
Michigan.................      94        16
Minnesota................       4        --
Mississippi..............      17         4
Missouri.................      53         7
Montana..................       1         4

                             NUMBER OF STORES
                           --------------------
                           COMPANY
LOCATION                    OWNED    FRANCHISED
--------                   -------   ----------
Nebraska.................       4        --
Nevada...................      16         5
New Hampshire............      14         2
New Jersey...............      40         8
New Mexico...............      11         9
New York.................     125        15
North Carolina...........      86        16
North Dakota.............       1        --
Ohio.....................     156         5
Oklahoma.................      36        13
Oregon...................      19         8
Pennsylvania.............      84         6
Puerto Rico..............      21        --
Rhode Island.............      12         1
South Carolina...........      31         5
South Dakota.............       2        --
Tennessee................      78         5
Texas....................     226        57
Utah.....................      14         2
Vermont..................       7        --
Virginia.................      41         7
Washington...............      37         9
West Virginia............      12         2
Wisconsin................      26         2
Wyoming..................       2        --
TOTAL....................   2,281       342

     Our stores average approximately 4,300 square feet and are located primarily in strip malls. Because we receive merchandise shipments directly from vendors, we are able to dedicate approximately 80% of the store space to showroom floor, and also eliminate warehousing costs.

RENT-A-CENTER STORE OPERATIONS

  PRODUCT SELECTION

     Our stores offer merchandise from four basic product categories: home electronics, appliances, computers and furniture and accessories. Our stores typically have available at any one time approximately 100 of the 150 different items we offer. Although we seek to ensure our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to ensure strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from brand-name manufacturers. For the year ended December 31, 2001, home electronic products accounted for approximately 41% of our store rental revenue, furniture and accessories for 32%, appliances for 17% and computers for 10%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

     Home electronic products offered by our stores include televisions, DVD players, home entertainment centers, video cassette recorders and stereos from top brand manufacturers such as Philips, Sony, JVC, Toshiba and Mitsubishi. We rent major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer personal computers from Dell, Compaq and Hewlett Packard. We rent a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England and Benchcraft and other top brand manufacturers. Accessories include pictures, plants, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

  RENTAL PURCHASE AGREEMENTS

     Our customers generally enter into weekly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 12 to 30 months, depending upon the product type, or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are contacted to verify the information contained in the customer's rental purchase order form. Rental payments are generally made in cash, by money order or debit card. Approximately 85% of our customers pay in the store on a weekly basis. Depending on state regulatory requirements, we charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled "Government Regulation."

  PRODUCT TURNOVER

     A minimum rental term of 18 months is generally required to obtain ownership of new merchandise. We believe that only approximately 25% of our initial rental purchase agreements are taken to the full term of the agreement, although the average total life for each product is approximately 22 months, which includes the initial rental period, all re-rental periods and idle time in our system. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and video cassette recorders, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. To cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.

  CUSTOMER SERVICE

     We offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our national network of 22 service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer's residence, we provide a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products we offer are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

  COLLECTIONS

     Store managers use our computerized management information system to track collections on a daily basis. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh to tenth day. Collection efforts are enhanced by the numerous personal and job-related references required of first-time customers, the personal nature of the relationships between the stores' employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period. Charge-offs due to lost or stolen merchandise, expressed as a percentage of store revenues, were approximately 2.5% in 2001, 2.5% in 2000, 2.3% in 1999 and 2.5% in 1998.

MANAGEMENT

     We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and credit relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Three times each week, the store manager is required to audit the idle inventory on hand and compare the audit to our computer report, with the market manager performing a similar audit at least once a month. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a market manager within close proximity who typically oversees six to eight stores. Typically, a market manager focuses on developing the personnel in his or her market and on ensuring that all stores meet our quality, cleanliness and service standards. In addition, a market manager routinely audits numerous areas of the stores operations, including gross profit per rental agreement, petty cash, and customer order forms. A significant portion of a market manager's and store manager's compensation is dependent upon store revenues and profits, which are monitored by our management reporting system and our tight control over inventory afforded by our direct shipment practice.

     At December 31, 2001, we had 326 market managers who, in turn, reported to 55 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the market managers in their region. Similar to the market managers, regional directors are responsible for ensuring that store managers are following the operational guidelines, particularly those involving store presentation, collections, inventory levels, and order verification. The regional directors report to nine senior vice presidents at our headquarters. The regional directors receive a significant amount of their compensation based on the profits the stores under their management generate.

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

MANAGEMENT INFORMATION SYSTEMS

     Through a licensing agreement with High Touch, Inc., we utilize an integrated computerized management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts and other account information. We electroni-cally gather each day's activity report, which provides our executive management with access to all operating and financial information about any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track each of our approximately
2.3 million units of merchandise and each of our approximately 1.4 million rental purchase agreements, which often include more than one unit of merchandise. In addition, the system performs a daily sweep of available funds from our stores' depository accounts into our central operating account based on the balances reported by each store. Our system also includes extensive management software and report-generating capabilities. The reports for all stores are reviewed on a daily basis by executive management and unusual items are typically addressed the following business day. Utilizing the management information system, our executive management, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.

     The integration of the management information system developed by High Touch with our accounting system, developed by Lawson Software, Inc., facilitates the production of our financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.

PURCHASING AND DISTRIBUTION

     Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and market managers make specific purchasing decisions for the stores, subject to review by executive management. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not maintain any warehouse space. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduces the number of obsolete items in our stores.

     We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Ashley, Whirlpool, and Philips, who accounted for approximately 15.2%, 13.4%, and 11.5% respectively, of merchandise purchased in 2001. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

MARKETING

     We promote the products and services in our stores through direct mail advertising, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and brand-name selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. Advertising expense as a percentage of store revenue for the year ended December 31, 2001 and 2000 was approximately 4.0%. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.

     Mr. John Madden serves as our national advertising spokesman for the advertising campaign we launched in April 2000. Mr. Madden appears in our advertising media used in the campaign, including television and radio commercials, print, direct response and in-store signage. We believe his involvement in this campaign assists us in capturing new customers and establishes a stronger national identity for Rent-A-Center. Mr. Madden's agreement with us expires on March 31, 2003.

COMPETITION

     The rent-to-own industry is highly competitive. According to industry sources and our estimates, the six largest industry participants account for approximately 4,700 of the 8,000 rent-to-own stores in the United

States. We are the largest operator in the rent-to-own industry with 2,281 stores and 342 franchised locations as of December 31, 2001. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with department stores, credit card companies and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

COLORTYME OPERATIONS

     ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2001, ColorTyme franchised 342 rent-to-own stores in 42 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. During 2001, 31 new locations were added, 48 were sold, including 45 that we purchased, and five were closed. During that same period, the number of franchisees operating stores under the ColorTyme name increased by six.

     All but 12 of the ColorTyme franchised stores use ColorTyme's tradenames, service marks, trademarks, logos, emblems and indicia of origin. These 12 stores are franchises acquired in the Thorn Americas acquisition and continue to use the Rent-A-Center name. All stores operate under distinctive operating procedures and standards. ColorTyme's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.1% to 4.0% of the franchisees' monthly gross revenue and, generally, an initial fee of between $7,500 per location for existing franchisees and up to $25,000 per location for new franchisees.

     The ColorTyme franchise agreement generally requires the franchised stores to utilize specific computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to upload and download data, troubleshoot, and retrieve data and information from the franchised stores' computer systems.

     The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types, and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals, and must maintain on display such products as specified by ColorTyme. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme's largest supplier is Whirlpool, which accounted for approximately 12.8% of merchandise purchased by ColorTyme in 2001.

     ColorTyme is a party to an agreement with Textron Financial Corporation, who provides financing to qualifying franchisees of ColorTyme. Under this agreement, in the event of default by the franchisee under agreements governing this financing and upon the occurrence of certain events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. We guarantee the obligations of ColorTyme under this agreement.

     ColorTyme has established a national advertising fund for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross revenue from each franchisee as contributions to the fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of advertising in print, television and radio. The franchisees are also required to expend 3% of their monthly gross revenue on local advertising.

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

TRADEMARKS

     We own various registered trademarks, including Rent-A-Center(R), Renters Choice(R) and Remco(R). The products held for rent also bear trademarks and service marks held by their respective manufacturers.

EMPLOYEES

     As of March 22, 2002, we had approximately 12,700 employees, of whom 243 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores. As of the same date, we had approximately 19 employees dedicated to ColorTyme, all of whom were employed full-time. The employees of the ColorTyme franchisees are not employed by us. None of our employees, including ColorTyme employees, are covered by a collective bargaining agreement. However, in June 2001 the employees of six of our stores in New York, New York elected to be represented by the Teamsters union. We are contesting the validity of this election. We believe relationships with our employees and ColorTyme's relationships with its employees are generally good.

GOVERNMENT REGULATION

  STATE REGULATION

     Currently 47 states and Puerto Rico have legislation regulating rental purchase transactions. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Nine states limit the total rental payments that can be charged. These limitations, however, do not become applicable in general unless the total rental payments required under agreements exceed 2.0 times to 2.4 times of the disclosed cash price or the retail value.

     Minnesota, which has a rental purchase statute, and Wisconsin and New Jersey, which do not have rental purchase statutes, have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilize separate rental agreements which do not provide customers with an option to purchase rented merchandise in both Minnesota and Wisconsin. In Wisconsin, customers are provided an opportunity to purchase the rented merchandise in a separate transaction. In New Jersey, we have provided increased disclosures and longer grace periods. We operate four stores in Minnesota, 26 stores in Wisconsin and 40 stores in New Jersey. See the section entitled "-- Legal Proceedings."

     North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 86 stores in North Carolina.

     The District of Columbia has recently passed rental purchase legislation which becomes effective April 2002. We operate 4 stores in the District of Columbia.

     There can be no assurance that new or revised rental purchase laws will not be enacted or, if enacted, that the laws would not have a material and adverse effect on us.

  FEDERAL LEGISLATION

     No comprehensive federal legislation has been enacted regulating or otherwise impacting the rental purchase transaction. We do, however, comply with the Federal Trade Commission recommendations for disclosure in rental purchase transactions. From time to time, legislation has been introduced in Congress that would regulate the rental purchase transaction, including legislation that would subject the rental purchase transaction to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act. Any adverse federal legislation, if enacted, could have a material and adverse effect on us.

                                  RISK FACTORS

     You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or cash flows could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY, WHICH COULD CAUSE OUR FUTURE EARNINGS TO GROW MORE SLOWLY OR EVEN DECREASE.

     Our growth strategy could place a significant demand on our management and our financial and operational resources. This growth strategy is subject to various risks, including uncertainties regarding the ability to open new stores and our ability to acquire additional stores on favorable terms. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate. If we are unable to implement our growth strategy, our earnings may grow more slowly or even decrease.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH AND INTEGRATE NEW STORES, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

     The benefits we anticipate from our growth strategy may not be realized. The addition of new stores, both through store openings and through acquisitions, requires the integration of our management philosophies and personnel, standardization of training programs, realization of operating efficiencies and effective coordination of sales and marketing and financial reporting efforts. In addition, acquisitions in general are subject to a number of special risks, including adverse short-term effects on our reported operating results, diversion of management's attention and unanticipated problems or legal liabilities. Further, a newly opened store generally does not attain positive cash flow during its first year of operations.

THERE ARE LEGAL PROCEEDINGS PENDING AGAINST US SEEKING MATERIAL DAMAGES. THE COSTS WE INCUR IN DEFENDING OURSELVES OR ASSOCIATED WITH SETTLING ANY OF THESE PROCEEDINGS, AS WELL AS A MATERIAL FINAL JUDGMENT OR DECREE AGAINST US, COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION BY REQUIRING THE PAYMENT OF THE SETTLEMENT AMOUNT, A JUDGMENT OR THE POSTING OF A BOND.

     Some lawsuits against us involve claims that our rental agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers. We are also defending class action lawsuits alleging we violated the securities laws and have entered into a proposed settlement covering claims associated with three alleged class actions asserting gender discrimination in our employment practices. Because of the uncertainties associated with litigation, we cannot estimate for you our ultimate liability for these matters, if any. The failure to pay any judgment would be a default under our senior credit facilities and the indentures governing our outstanding subordinated notes.

OUR DEBT AGREEMENTS IMPOSE RESTRICTIONS ON US WHICH MAY LIMIT OR PROHIBIT US FROM ENGAGING IN CERTAIN TRANSACTIONS. IF A DEFAULT WERE TO OCCUR, OUR LENDERS COULD ACCELERATE THE AMOUNTS OF DEBT OUTSTANDING, AND HOLDERS OF OUR SECURED INDEBTEDNESS COULD FORCE US TO SELL OUR ASSETS TO SATISFY ALL OR A PART OF WHAT IS OWED.

     Covenants under our senior credit facilities and the indentures governing our outstanding subordinated notes restrict our ability to engage in various operational matters as well as require us to maintain specified financial ratios and satisfy specified financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as specified acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

     If a default were to occur, the lenders under our senior credit facilities could accelerate the amounts outstanding under the credit facilities and our other lenders could declare immediately due and payable all amounts borrowed under other instruments that contain certain provisions for cross-acceleration or cross-default. In addition, the lenders under these agreements could terminate their commitments to lend to us. If the lenders under these agreements accelerated the repayment of borrowings, we may not have sufficient liquid assets at that time to repay the amounts then outstanding under our indebtedness or be able to find additional alternative financing. Even if we could obtain additional alternative financing, the terms of the financing may not be favorable or acceptable to us.

     The existing indebtedness under our senior credit facilities is secured by substantially all of our assets. Should a default or acceleration of this indebtedness occur, the holders of this indebtedness could sell the assets to satisfy all or a part of what is owed. Our senior credit facilities also contain provisions prohibiting the modification of our outstanding subordinated notes, as well as limiting our ability to refinance such notes.

A CHANGE OF CONTROL COULD ACCELERATE OUR OBLIGATION TO PAY OUR OUTSTANDING INDEBTEDNESS, AND WE MAY NOT HAVE SUFFICIENT LIQUID ASSETS TO REPAY THESE AMOUNTS.

     Under our senior credit facilities, an event of default would result if Apollo Management IV, L.P. and its affiliates cease to own at least 50% of the amount of our voting stock that they owned on August 5, 1998. An event of default would also result under the senior credit facilities if a third party became the beneficial owner of 33.33% or more of our voting stock at a time when certain permitted investors owned less than the third party or Apollo owned less than 35% of the voting stock owned by the permitted investors. As of December 31, 2001, we are required to pay under our senior credit facilities $1.9 million in each of 2002 and 2003, $26.4 million in 2004, $100.0 million in 2005 and $297.9 million after 2005. These payments reduce our operating cash flow. If the lenders under our debt instruments accelerated these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.

     Under the indentures governing our outstanding subordinated notes, in the event that a change in control occurs, we may be required to offer to purchase all of our outstanding subordinated notes at 101% of their original aggregate principal amount, plus accrued interest to the date of repurchase. A change in control also would result in an event of default under our senior credit facilities, which could then be accelerated by our lenders, and would require us to offer to redeem our Series A preferred stock.

RENT-TO-OWN TRANSACTIONS ARE REGULATED BY LAW IN MOST STATES. ANY ADVERSE CHANGE IN THESE LAWS OR THE PASSAGE OF ADVERSE NEW LAWS COULD EXPOSE US TO LITIGATION OR REQUIRE US TO ALTER OUR BUSINESS PRACTICES.

     As is the case with most businesses, we are subject to various governmental regulations, including specifically in our case, regulations regarding rent-to-own transactions. There are currently 47 states that have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Several states also effectively regulate rental purchase transactions under other consumer protection statutes. We are currently subject to outstanding judgments and other litigation alleging that we have violated some of these statutory provisions.

     Although there is no comprehensive federal legislation regulating rental-purchase transactions, adverse federal legislation may be enacted in the future. From time to time, legislation has been introduced in Congress seeking to regulate our business. In addition, various legislatures in the states where we currently do business may adopt new legislation or amend existing legislation that could require us to alter our business practices.

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF KEY PERSONNEL, WITH WHOM WE DO NOT HAVE EMPLOYMENT AGREEMENTS. THE LOSS OF ANY ONE OF THESE INDIVIDUALS COULD DISRUPT OUR BUSINESS.

     Our continued success is highly dependent upon the personal efforts and abilities of our senior management, including Mark E. Speese, our Chairman of the Board and Chief Executive Officer, Mitchell E. Fadel, our President, and Dana F. Goble and David A. Kraemer, our Executive Vice-Presidents of Operations. We do not have employment contracts with or maintain key-man insurance on the lives of any of these officers and the loss of any one of them could disrupt our business.

A SMALL GROUP OF OUR DIRECTORS AND THEIR AFFILIATES HAVE SIGNIFICANT INFLUENCE ON ALL STOCKHOLDER VOTES. AS A RESULT, THEY WILL CONTINUE TO HAVE THE ABILITY TO EXERCISE EFFECTIVE CONTROL OVER THE OUTCOME OF ACTIONS REQUIRING THE APPROVAL OF OUR STOCKHOLDERS, INCLUDING POTENTIAL ACQUISITIONS, ELECTIONS OF OUR BOARD OF DIRECTORS AND SALES OR CHANGES IN CONTROL.

     Mr. Speese, our Chairman and Chief Executive Officer, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. are parties to a stockholders agreement relating to the voting of our securities held by them at meetings of our stockholders. Approximately 30.4% of our voting stock on a fully diluted basis, assuming the conversion of our Series A preferred stock and all outstanding options, is controlled by Mr. Speese and Apollo.

OUR ORGANIZATIONAL DOCUMENTS, SERIES A PREFERRED STOCK AND DEBT INSTRUMENTS CONTAIN PROVISIONS THAT MAY PREVENT OR DETER ANOTHER GROUP FROM PAYING A PREMIUM OVER THE MARKET PRICE TO OUR STOCKHOLDERS TO ACQUIRE OUR STOCK.

     Our organizational documents contain provisions that classify our board of directors, authorize our board of directors to issue blank check preferred stock and establish advance notice requirements on our stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities, the indentures governing our subordinated notes and our Series A preferred stock certificate of designations each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

IF WE ARE REQUIRED TO ACCELERATE THE WRITE OFF OF SOME OR ALL OF OUR GOODWILL, OUR ASSETS, AS WELL AS THE FINANCIAL OPERATING RESULTS IN THE PERIOD WE WRITE OFF THE GOODWILL, WILL BE SUBSTANTIALLY REDUCED, WHICH COULD RESULT IN A LOWER MARKET PRICE FOR OUR STOCK.

     As of December 31, 2001, we had approximately $708.7 million in goodwill on our balance sheet, representing approximately 44.1% of our total assets as of that date. Under new accounting rules relating to purchase accounting, we no longer amortize goodwill and are required to periodically conduct an impairment review and write down goodwill to the extent of any impairment. A write down of goodwill would decrease our earnings or result in an accounting loss, which could cause our stock price to decline.

OUR STOCK PRICE IS VOLATILE, AND YOU MAY NOT BE ABLE TO RECOVER YOUR INVESTMENT IF OUR STOCK PRICE DECLINES.

     The stock price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

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

ITEM 2.  PROPERTIES

     We lease space for all of our stores, as well as our corporate and regional offices, under operating leases expiring at various times through 2010. Most of these leases contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Both our headquarters and ColorTyme's headquarters are located at 5700 Tennyson Parkway, Plano, Texas, and consist of approximately 77,158 and 5,116 square feet devoted to our operations and ColorTyme's operations, respectively. Store sizes range from approximately 1,400 to 17,000 square feet, and average approximately 4,300 square feet. Approximately 80% of each store's space is generally used for showroom space and 20% for offices and storage space.

     We believe that suitable store space generally is available for lease and we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores. Under various federal and state laws, lessees may be liable for environmental problems at leased sites even if they did not create, contribute to, or know of the problem. We are not aware of and have not been notified of any violations of federal, state or local environmental protection or health and safety laws, but cannot guarantee that we will not incur material costs or liabilities under these laws in the future.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation.

     Colon v. Thorn Americas, Inc. The plaintiffs filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. The plaintiffs acknowledge that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contend the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. Plaintiffs allege Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. This suit also alleges violations related to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. In their prayers for relief, the plaintiffs have requested the following:

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

     The proposed class originally included all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. In her class certification briefing, Plaintiff acknowledged her claims under the General Business Law in New York are subject to a three year statute of limitations, and is now requesting a class of all persons in New York who paid for rental merchandise from us since November 26, 1994. We are vigorously defending this action. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing Plaintiff's claims based on the alleged failure to disclose an effective interest rate. Plaintiff's other claims were not dismissed. Plaintiff moved to certify a state-wide class in December 2000. Plaintiff's class certification motion was heard by the court on November 7, 2001, at which time the court took the motion under advisement. We are vigorously opposing class certification. Although there can be no assurance that our position will prevail, or that we will be found not to have any liability, we believe the decision by the Appellate Division regarding interest rate disclosure to be a significant and favorable development in this matter.

     Wisconsin Attorney General Proceeding. On August 4, 1999, the Wisconsin Attorney General filed suit against us and our subsidiary ColorTyme in the Circuit Court of Milwaukee County, Wisconsin, alleging that our rent-to-rent transaction violates the Wisconsin Consumer Act and the Wisconsin Deceptive Advertising Statute. The Attorney General claims that our rent-to-rent transaction, coupled with the opportunity afforded our customers to purchase rental merchandise under what we believe is a separate transaction, is a disguised credit sale subject to the Wisconsin Consumer Act. Accordingly, the Attorney General alleges that we have failed to disclose credit terms, misrepresented the terms of the transaction and engaged in unconscionable practices. We currently operate 26 stores in Wisconsin.

     The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation. The Attorney General's claim for monetary penalties applies to at least 9,060 transactions through September 30, 2001. On October 31, 2001, the Attorney General filed a motion for summary judgment on several counts in the complaint, including the principal claim that our rent-to-rent transaction is governed by the Wisconsin Consumer Act. Our response was filed on December 17, 2001. A pre-trial conference and hearing on the motion for summary judgment took place on January 22, 2002, at which time the court ruled in favor of the Attorney General's motion for summary judgment on the liability issues and set the case for trial on damages for February 2003.

     Since the filing of this suit, we have attempted to negotiate a mutually satisfactory resolution of these claims with the Wisconsin Attorney General's office, including the consideration of possible changes in our business practices in Wisconsin. To date, we have not been successful, but our efforts are ongoing. If we are unable to negotiate a settlement with the Attorney General, we intend to litigate the suit. We cannot assure you, however, that the outcome of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

     Gender Discrimination Actions. We are subject to three class action lawsuits claiming gender discrimination. As described below, we have settled in principle all of the claims covered by these three actions.

     In September 1999, an action was filed against us in federal court in the Western District of Tennessee by the U.S. Equal Employment Opportunity Commission, alleging that we engaged in gender discrimination with respect to four named females and other unnamed female employees and applicants within our Tennessee and Arkansas region. The allegations underlying this EEOC action involve charges of wrongful termination and denial of promotion, disparate impact and failure to hire. The group of individuals on whose behalf EEOC seeks relief is approximately seventy individuals.

     In August 2000, a putative nationwide class action was filed against us in federal court in East St. Louis, Illinois by Claudine Wilfong and eighteen other plaintiffs, alleging that we engaged in class-wide gender discrimination following our acquisition of Thorn Americas. The allegations underlying Wilfong involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact. In addition, the EEOC filed a motion to intervene on behalf of the plaintiffs, which the court granted on May 14, 2001. On December 27, 2001, the court granted the plaintiff's motion for class certification.

     In December 2000, similar suits filed by Margaret Bunch and Tracy Levings in federal court in the Western District of Missouri were amended to allege class action claims similar to those in Wilfong. In November 2001, we announced that we had reached an agreement in principle for the settlement of the Bunch matter, which is subject to court approval. Under the terms of the proposed settlement, we agreed to pay an aggregate of $12.25 million to the agreed upon class, plus plaintiffs' attorneys fees as determined by the court and costs to administer the settlement subject to an aggregate cap of $3.15 million. On November 29, 2001, the court in Bunch granted preliminary approval of the settlement and set a fairness hearing on such settlement for March 6, 2002.

     In early March 2002, we reached an agreement in principle with the plaintiffs attorneys in Wilfong and the EEOC to resolve the Wilfong suit and the Tennessee EEOC action. Under the terms of the proposed settlement, while not admitting any liability, we would pay an aggregate of $47.0 million to approximately 5,300 female employees and a yet to be determined number of female applicants who were employed by or applied for employment with us for a period commencing no later than April 19, 1998 through the future date of the notice to the applicable class, plus up to $375,000 in settlement administrative costs. The $47.0 million payment includes the $12.25 million payment discussed in connection with the Bunch settlement. Attorney fees for class counsel in Wilfong would be paid out of the $47.0 million settlement fund in an amount to be determined by the court. Members of the class who do not wish to participate in the settlement would be given the opportunity to opt out of the settlement.

     The proposed agreement contemplates the settlement would be subject to a four-year consent decree, which could be extended by the court for an additional one year upon a showing of good cause. Also, under the proposed settlement, we agreed to augment our human resources department and our internal employee complaint procedures; enhance our gender anti-discrimination training for all employees; hire a consultant mutually acceptable to the parties for two years to advise us on employment matters; provide certain reports to the EEOC during the period of the consent decree; seek qualified female representation on our board of directors; publicize our desire to recruit, hire and promote qualified women; offer to fill job vacancies within our regional markets with qualified class members who reside in those markets and express an interest in employment by us to the extent of 10% of our job vacancies in such markets over a fifteen month period; and to take certain other steps to improve opportunities for women. We initiated many of the above programs prior to entering into the proposed settlement.

     Under the proposed agreement, we have the right to terminate the settlement under certain circumstances, including in the event that more than sixty class members elect to opt out of the settlement.

     The proposed settlement contemplates that the Bunch case will be dismissed with prejudice once such settlement becomes final. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. We anticipate the Memphis federal court will stay the Tennessee EEOC action as well.

     The terms of the proposed settlement are subject to the parties entering into a definitive settlement agreement and court approval. While we believe the proposed settlement is fair, we cannot assure you that the settlement will be approved by the court in its present form.

     Terry Walker, et. al. v. Rent-A-Center, Inc., et. al.; Chaim Klein, et. al.
v. Rent-A-Center, Inc., et. al.; John Farrar, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against us and certain of our current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our financial performance and prospects for the third and fourth quarters of 2001. The complaint purports to be brought on behalf of all purchasers of our common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts. Complaints have also been filed by Chaim Klein and John Farrar in Texarkana, Texas alleging similar claims. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

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

2001                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $47.438   $30.625
Second Quarter..............................................   53.850    33.063
Third Quarter...............................................   53.050    21.250
Fourth Quarter..............................................   34.300    18.970

2000                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $24.000   $13.625
Second Quarter..............................................   25.875    14.938
Third Quarter...............................................   36.188    21.438
Fourth Quarter..............................................   35.000    22.000

     As of March 22, 2002, there were approximately 47 record holders of our common stock.

     We have not paid any cash dividends since the time of our initial public offering. Our senior credit facility currently prohibits the payment of cash dividends on our common stock and preferred stock and the indentures governing our subordinated notes place restrictions on our ability to do so. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

     We have not paid any cash dividends on our Series A preferred stock to date. Under the terms of the certificate of designations governing our Series A preferred stock, we may pay dividends on our Series A preferred stock, at our option, in cash or additional shares of Series A preferred stock until August 2003, after which time the dividends are payable in cash. Since the time of the issuance of our Series A preferred stock, we have paid the required dividends in additional shares of Series A preferred stock. These additional shares are issued under the same terms and with the same conversion ratio as were the shares of our Series A preferred stock issued in August 1998. Accordingly, the shares of Series A preferred stock issued as a dividend are convertible into our common stock at a conversion price of $27.935. Based on a liquidation preference of $292,434,000 as of December 31, 2001, the Series A preferred stock was convertible into 10,468,373 shares of common stock. Our senior credit facilities agreement allows us to pay cash dividends on our Series A preferred stock beginning in August 2003 so long as we are not in default under that agreement. Cash dividend payments are also subject to the restrictions in the indentures governing our subordinated notes. These restrictions in the indentures would not currently prohibit the payment of cash dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended December 31, 2001 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included in this report.

     In May and August 1998, we completed the acquisitions of Central Rents and Thorn Americas, respectively, both of which affect the comparability of the 1998 historical financial and operating data for the periods presented.

                                                         YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                        2001          2000           1999         1998        1997
                                     ----------    ----------     ----------   ----------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS
Revenues
  Store
     Rentals and fees..............  $1,650,851    $1,459,664     $1,270,885   $  711,443   $275,344
     Merchandise sales.............      94,733        81,166         88,516       41,456     14,125
     Other.........................       3,476         3,018          2,177        7,282        679
  Franchise
     Merchandise sales.............      53,584        51,769         49,696       44,365     37,385
     Royalty income and fees.......       5,884         5,997          5,893        5,170      4,008
                                     ----------    ----------     ----------   ----------   --------
  Total revenue....................   1,808,528     1,601,614      1,417,167      809,716    331,541
Operating expenses
  Direct store expenses
     Depreciation of rental
       merchandise.................     343,197       299,298        265,486      164,651     57,223
     Cost of merchandise sold......      72,539        65,332         74,027       32,056     11,365
     Salaries and other expenses...   1,019,402       866,234        770,572      423,750    162,458
  Franchise cost of merchandise
     sold..........................      51,251        49,724         47,914       42,886     35,841
                                     ----------    ----------     ----------   ----------   --------
                                      1,486,389     1,280,588      1,157,999      663,343    266,887
  General and administrative
     expenses......................      55,359        48,093         42,029       28,715     13,304
  Amortization of intangibles......      30,194        28,303         27,116       15,345      5,412
  Class action litigation
     settlements...................      52,000(2)    (22,383)(1)         --       11,500         --
                                     ----------    ----------     ----------   ----------   --------
     Total operating expenses......   1,623,942     1,334,601      1,227,144      718,903    285,603

Operating profit...................     184,586       267,013        190,023       90,813     45,938
Interest expense (net).............      59,780        72,618         74,769       37,140      1,890
Non-recurring financing costs......          --            --             --        5,018         --
                                     ----------    ----------     ----------   ----------   --------
Earnings before income taxes.......     124,806       194,395        115,254       48,655     44,048
Income tax expense.................      58,589        91,368         55,899       23,897     18,170
                                     ----------    ----------     ----------   ----------   --------
NET EARNINGS.......................      66,217       103,027         59,355       24,758     25,878
Preferred dividends................      15,408        10,420         10,039        3,954         --
                                     ----------    ----------     ----------   ----------   --------
Net earnings allocable to common
  shareholders.....................  $   50,809    $   92,607     $   49,316   $   20,804   $ 25,878
                                     ==========    ==========     ==========   ==========   ========
Basic earnings per common share....  $     1.97    $     3.79     $     2.04   $      .84   $   1.04
                                     ==========    ==========     ==========   ==========   ========
Diluted earnings per common
  share............................  $     1.79    $     2.96     $     1.74   $      .83   $   1.03
                                     ==========    ==========     ==========   ==========   ========

                                                         YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                        2001          2000           1999         1998        1997
                                     ----------    ----------     ----------   ----------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA
  Rental merchandise, net..........  $  653,701    $  587,232     $  531,223   $  408,806   $112,759
  Intangible assets, net...........     711,096       708,328        707,324      727,976     61,183
  Total assets.....................   1,619,920     1,486,910      1,485,000    1,502,989    208,868
  Total debt.......................     702,506       741,051        847,160      805,700     26,280
  Total liabilities................     922,632       896,307      1,007,408    1,088,600     56,115
  Redeemable convertible voting
     preferred stock...............     291,910       281,232        270,902      259,476         --
  Stockholders' equity.............     405,378       309,371        206,690      154,913    152,753
OPERATING DATA
  Stores open at end of period.....       2,281         2,158          2,075        2,126        504
  Comparable store revenue
     growth(3).....................         8.0%         12.6%           7.7%         8.1%       8.1%
  Weighted average number of
     stores........................       2,235         2,103          2,089        1,222        479
  Franchise stores open at end of
     period........................         342           364            365          324        262

---------------

(1) Includes the effects of a pre-tax legal reversion of $22.4 million associated with the 1999 settlement of three class action lawsuits in the state of New Jersey.

(2) Includes the effects of a pre-tax legal settlement of $52.0 million associated with the 2001 settlement of class action lawsuits in the states of Missouri, Illinois, and Tennessee.

(3) Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the largest rent-to-own operator in the United States with an approximate 29% market share based on store count. At December 31, 2001, we operated 2,281 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2001, ColorTyme had 342 franchised stores in 42 states, 330 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

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

     We plan to accomplish our future growth through selective and opportunistic acquisitions, with an emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $450,000, with roughly 70% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future, or as to the number, location or profitability thereof.

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

     If a change in control occurs, we may be required to offer to repurchase all of our outstanding senior subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities restrict our ability to repurchase our senior subordinated notes, including in the event of a change in control. In addition, a change in control would result in an event of default under our senior credit facilities, which could then be accelerated by our lenders, and would require us to offer to redeem our Series A preferred stock. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations, all of our senior subordinated notes and for the redemption of our Series A preferred stock, or that we would be able to obtain financing to do so on favorable terms, if at all.

FORWARD-LOOKING STATEMENTS

     The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "would," "expect," "intend," "could," "estimate," "should," "anticipate" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

     - uncertainties regarding the ability to open new stores;

     - our ability to acquire additional rent-to-own stores on favorable terms;

     - our ability to enhance the performance of these acquired stores;

     - our ability to control store level costs and implement our margin enhancement initiatives;

     - our ability to realize benefits from our margin enhancement initiatives;

     - the results of our litigation;

     - the passage of legislation adversely affecting the rent-to-own industry;

     - interest rates;

     - our ability to collect on our rental purchase agreements;

     - our ability to effectively hedge interest rates on our outstanding debt;

     - changes in our effective tax rate; and

     - the other risks detailed from time to time in our Securities and Exchange Commission reports.

     Additional factors that could cause our actual results to differ materially from our expectations are discussed under the section entitled "Risk Factors" and elsewhere in this report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

CRITICAL ESTIMATES, UNCERTAINTIES OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Actual results related to the estimates and assumptions made by us in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of our self-insurance liabilities. These estimates and assumptions are monitored by us and periodically adjusted as circumstances warrant. For instance, our liability for self-insurance related to our workers compensation, general liability, medical and auto liability may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by our ability to make changes to these estimates and assumptions over the same period.

     In preparing our financial statements at any point in time, we are also periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. As discussed in
Part I, Item 3 "Legal Proceedings" and the notes to our consolidated financial statements, we are involved in actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers, claims asserting gender discrimination in our employment practices, as well as claims we violated the federal securities laws. We, together with our counsel, make estimates, if determinable, of our probable liabilities and record such amounts in our consolidated financial statements. These estimates represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of the additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to liabilities to reflect current facts and circumstances.

     We periodically review the carrying value of our goodwill and other intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the evaluation.

     Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. We do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are summarized below and in Note A to our consolidated financial statements included elsewhere herein.

     Revenue. We collect non-refundable rental payments and fees in advance, generally on a weekly or monthly basis. This revenue is recognized over the term of the agreement. Rental purchase agreements generally include a discounted early purchase option. Upon exercise of this option, and upon sale of used merchandise, revenue is recognized as these payments are received.

     Franchise Revenue. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

     Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent.

     Cost of Merchandise Sold. Cost of merchandise sold represents the book value net of accumulated depreciation of rental merchandise at time of sale.

     Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with market managers' salaries, travel and occupancy, including any related benefits and taxes, as well as all store level general and administrative expenses and selling, advertising, insurance, occupancy, fixed asset depreciation and other operating expenses.

     General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, taxes and benefits, occupancy, administrative and other operating expenses, as well as regional directors' salaries, travel and office expenses.

     Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets and liabilities. In July 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives acquired after June 30, 2001 will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Also, effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually, and in the event of an impairment indicator.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, historical Consolidated Statements of Earnings data as a percentage of total store and franchise revenues.

                                           YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                        -----------------------------   ---------------------------
                                         2001       2000       1999      2001      2000      1999
                                        -------    -------    -------   -------   -------   -------
                                         (COMPANY-OWNED STORES ONLY)    (FRANCHISE OPERATIONS ONLY)
REVENUES
Rentals and fees......................    94.4%      94.5%      93.3%       --%       --%       --%
Merchandise Sales.....................     5.4        5.3        6.5      90.1      89.6      89.4
Other/Royalty income and fees.........     0.2        0.2        0.2       9.9      10.4      10.6
                                         -----      -----      -----     -----     -----     -----
                                         100.0%     100.0%     100.0%    100.0%    100.0%    100.0%
                                         -----      -----      -----     -----     -----     -----
OPERATING EXPENSES
Direct store expenses
  Depreciation of rental
     merchandise......................    19.6%      19.4%      19.5%       --%       --%       --%
  Cost of merchandise sold............     4.1        4.2        5.4      86.2      86.1      86.2
  Salaries and other expenses.........    58.3       56.1       56.6        --        --        --
                                         -----      -----      -----     -----     -----     -----
                                          82.0       79.7       81.5      86.2      86.1      86.2
General and administrative expenses...     3.2        2.9        2.9       4.5       4.4       5.1
Amortization of intangibles...........     1.7        1.8        2.0       0.6       0.6       0.6
Class action litigation settlements...     3.0       (1.4)        --        --        --        --
                                         -----      -----      -----     -----     -----     -----
Total operating expenses..............    89.9       83.0       86.4      91.3      91.1      91.9
                                         -----      -----      -----     -----     -----     -----
Operating profit......................    10.1       17.0       13.6       8.7       8.9       8.1
Interest expense/(income).............     3.4        4.8        5.5      (1.1)     (1.0)     (0.8)
                                         -----      -----      -----     -----     -----     -----
Earnings before income taxes..........     6.7%      12.2%       8.1%      9.8%      9.9%      8.9%
                                         =====      =====      =====     =====     =====     =====

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     Store Revenue. Total store revenue increased by $205.2 million, or 13.3%, to $1,749.1 million for 2001 from $1,543.9 million for 2000. The increase in total store revenue was primarily attributable to growth in same store revenues during 2001 as well as incremental revenues from the opening of 76 stores and the acquisition of 95 stores in 2001. Same store revenues represent those revenues earned in stores that were operated by us for the entire years ending December 31, 2001 and 2000. Same store revenues increased by $111.6 million, or 8.0%, to $1,501.7 million for 2001 from $1,390.1 million in 2000. This improvement was primarily attributable to an increase in the number of customers served (approximately 407 per store as of December 31, 2001 vs. approximately 391 per store as of December 31, 2000 in same stores open), the number of agreements on rent (approximately 624 per store as of December 31, 2001 vs. approximately

597 per store as of December 31, 2000 in same stores open), as well as revenue earned per agreement on rent (approximately $95 per month per agreement for 2001 vs. approximately $92 per month per agreement for 2000). This increase in revenue was partially offset by loss of revenues associated with the divestiture or consolidation of 48 stores in 2001.

     Franchise Revenue. Total franchise revenue increased by $1.7 million, or 2.9%, to $59.5 million for 2001 from $57.8 million in 2000. This increase was primarily attributable to an increase in merchandise sales to franchise locations during 2001 as compared to 2000, partially offset by a decrease in the number of franchised locations in 2001 as compared to 2000.

     Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $43.9 million, or 14.7%, to $343.2 million for 2001 from $299.3 million for 2000. This increase was primarily attributable to an increase in rental and fee revenue of $191.2 million, or 13.1%, to $1,650.9 million for 2001 from $1,459.7 for 2000. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue increased to 20.8% in 2001 from 20.5% in 2000. This increase is a result of an increase in the number of stores acquired in 2001 of 95 from 74 in 2000, and in-store promotions made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements. These in-store promotions caused depreciation to be a greater percentage of store rentals and fees revenue on those promotional items rented.

     Cost of Merchandise Sold. Cost of merchandise sold increased by $7.2 million, or 11.0%, to $72.5 million for 2001 from $65.3 million in 2000. This increase was a result of an increase in the number of items sold in 2001, primarily in the third and fourth quarters, as compared to 2000, resulting from a reduction in the rates and terms on certain rental agreements beginning in the third quarter of 2001.

     Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 58.3% for 2001 from 56.1% for 2000. This increase was primarily attributable to the infrastructure expenses and costs associated with the opening of new stores under our store growth initiatives, such as labor and recruiting costs for training centers as well as additional middle and senior management personnel, and increases in advertising, store level labor, insurance, and other operating expenses in 2001 over 2000.

     Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.5 million, or 3.1%, to $51.2 million for 2001 from $49.7 in 2000. This increase is a direct result of an increase in merchandise sales to franchise locations in 2001 as compared to 2000.

     General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue increased slightly to 3.1% in 2001 from 3.0% in 2000. This increase is primarily attributable to an increase in home office labor and other overhead expenses for 2001 as compared to 2000.

     Amortization of Intangibles. Amortization of intangibles increased by $1.9 million, or 6.7%, to $30.2 million for 2001 from $28.3 million in 2000. This increase was primarily attributable to the amortization of additional goodwill associated with the acquisition of 95 stores acquired in 2001. Under SFAS 142 discussed later, amortization of goodwill ceased effective January 1, 2002. Amortization expense for other intangible assets, however, is expected to be approximately $2.2 million for 2002, based on intangible assets other than goodwill as of December 31, 2001.

     Operating Profit. Operating profit decreased by $82.4 million, or 30.9%, to $184.6 million for 2001 from $267.0 million for 2000. Excluding the pre-tax effect of the class action litigation settlements of $16.0 million recorded in the third quarter of 2001 and $36.0 million recorded in the fourth quarter of 2001, as well as the class action litigation settlement refund of $22.4 million received in the second quarter of 2000, operating profit decreased by $8.0 million, or 3.3%, to $236.6 million for the year ended December 31, 2001 from $244.6 million for the year ended December 31, 2000. Operating profit as a percentage of total revenue decreased to 13.1% for the year ended December 31, 2001 before the pre-tax class action litigation settlement charges of $52.0 million, from 15.3% for the year ended December 31, 2000 before the pre-tax class action litigation settlement refund of $22.4 million. The decrease in operating profit before the effects of the class action litigation as a percentage of total revenue is primarily attributable to costs incurred with the opening of 76 new stores in 2001 and losses incurred for those stores in their initial months of operations, increases in advertising, store level labor, insurance, utility, and other operating expenses in 2001 as compared to 2000, and lower gross profit margins in the third and fourth quarter of 2001 resulting from in store promotions whereby rates and terms were reduced on certain rental agreements. These costs were partially offset by an increase in overall store revenue for 2001 and the implementation of expense management efforts in the fourth quarter of 2001.

     Net Earnings. Net earnings were $66.2 million for the year ended December 31, 2001, and $103.0 million for the year ended December 31, 2000. Before the after-tax effect of the $52.0 million class action litigation settlement charges recorded in 2001 and the $22.4 million class action litigation settlement refund received in the second quarter of 2000, net earnings increased by $6.2 million, or 6.8%, to $97.5 million for the year ended December 31, 2001, from $91.3 million for the year ended December 31, 2000. This increase, excluding the after tax effect of the class action litigation settlement adjustments, is primarily attributable to growth in total revenues and reduced interest expenses resulting from a reduction in outstanding debt from our May 2001 equity offering and December 2001 debt offering, partially offset by the increased expenses incurred in connection with the opening of 76 new stores in 2001, increases in operating expenses and lower gross profit margins in the third and fourth quarters of 2001.

     Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%.

     We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends increased by $5.0 million, or 47.9%, to $15.4 million for the year ended December 31, 2001 as compared to $10.4 million for the year ended December 31, 2000. This increase is a result of more shares of Series A Preferred stock outstanding in 2001 as compared to 2000.

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     Store Revenue. Total store revenue increased by $182.3 million, or 13.4%, to $1,543.9 million for 2000 from $1,361.6 million for 1999. The increase in total store revenue is directly attributable to the success of our efforts on improving store operations through:

     - increasing the average price per agreement on rent by upgrading our rental merchandise, primarily at newly acquired stores;

     - increasing the number of agreements on rent;

     - increasing the customer base; and

     - incremental revenues through acquisitions.

     Same store revenues increased by $161.2 million, or 12.6%, to $1,444.1 million for 2000 from $1,282.9 million in 1999. Same store revenues represent those revenues earned in stores that were operated by us for the entire years ending December 31, 2000 and 1999. This improvement was primarily attributable to an increase in the number of customers served, the number of agreements on rent, as well as revenue earned per agreement on rent.

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

     General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained level at 3.0% in 2000 from 3.0% in 1999. In the future, we expect general and administrative expenses to remain relatively stable at 3.0% of total revenue.

     Amortization of Intangibles. Amortization of intangibles increased by $1.2 million, or 4.4%, to $28.3 million for 2000 from $27.1 million in 1999. This increase was primarily attributable to the additional goodwill amortization associated with the acquisition of 74 stores acquired in 2000.

     Operating Profit. Operating profit increased by $77.0 million, or 40.5%, to $267.0 million for 2000 from $190.0 million for 1999. In the second quarter of 2000, we received a pre-tax class action litigation settlement refund of $22.4 million associated with the settlement of three class action lawsuits in the state of New Jersey. Operating profit stated before the effects of this settlement refund increased by $54.6 million, or 28.7%. Operating profit as a percentage of total revenue increased to 15.3% in 2000 from 13.4% in 1999, calculated before the effects of the non-recurring settlement refund. This increase is attributable to our efforts in improving the efficiency and profitability of our stores.

     Net Earnings. Net earnings increased by $43.7 million, or 73.6%, to $103.0 million in 2000 from $59.3 million in 1999. Excluding the effects of the settlement refund discussed above, net earnings increased by $31.8 million, or 53.6%.

     Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. Dividends can be paid at our option in cash or in additional shares of Series A preferred stock. Preferred dividends increased by $381,000, or 3.8%, to $10.4 million for 2000 as compared to $10.0 million in 1999. This increase is a result of more shares of Series A preferred stock outstanding in 2000 as compared to 1999.

  QUARTERLY RESULTS

     The following table contains certain unaudited historical financial information for the quarters indicated.

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001(1)
  Revenues..............................   $439,702      $442,759      $447,074      $478,993
  Operating profit......................     62,485        66,640        32,372        23,089
  Net earnings..........................     24,998        27,545         9,974         3,700
  Basic earnings per common share.......       0.83          0.88          0.27          0.01
  Diluted earnings per common share.....   $   0.69      $   0.74      $   0.26      $   0.10
YEAR ENDED DECEMBER 31, 2000(2)
  Revenues..............................   $392,526      $392,245      $404,968      $411,875
  Operating profit......................     58,552        84,184        63,720        60,557
  Net earnings..........................     20,889        34,621        23,901        23,616
  Basic earnings per common share.......       0.75          1.32          0.87          0.85
  Diluted earnings per common share.....   $   0.61      $   1.00      $   0.68      $   0.67
YEAR ENDED DECEMBER 31, 1999(3)
  Revenues..............................   $344,697      $351,421      $350,420      $370,629
  Operating profit......................     41,702        45,788        48,960        53,573
  Net earnings..........................     12,027        13,891        15,597        17,840
  Basic earnings per common share.......       0.40          0.47          0.54          0.63
  Diluted earnings per common share.....   $   0.35      $   0.41      $   0.46      $   0.52

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                      (AS A PERCENTAGE OF REVENUES)
YEAR ENDED DECEMBER 31, 2001(1)
  Revenues..............................     100.0%        100.0%        100.0%        100.0%
  Operating profit......................      14.2          15.1           7.2           4.8
  Net earnings..........................       5.7           6.2           2.2           0.8
YEAR ENDED DECEMBER 31, 2000(2)
  Revenues..............................     100.0%        100.0%        100.0%        100.0%
  Operating profit......................      14.9          21.4          15.7          14.7
  Net earnings..........................       5.3           8.8           5.9           5.7
YEAR ENDED DECEMBER 31, 1999(3)
  Revenues..............................     100.0%        100.0%        100.0%        100.0%
  Operating profit......................      12.1          13.0          14.0          14.5
  Net earnings..........................       3.5           4.0           4.5           4.8

---------------

(1) Includes the effects of a pre-tax legal settlement of $16.0 million in the third quarter and $36 million in the forth quarter of 2001 associated with the settlement of a class action lawsuit in the states of Missouri, Illinois, and Tennessee.

(2) Includes the effects of a pre-tax legal reversion of $22.4 million associated with the settlement of three class action lawsuits in the state of New Jersey.

(3) During 1999, we did not acquire nor sell any stores. However, we did consolidate 51 stores into existing locations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities decreased by $15.8 million to $175.7 million in 2001 from $191.5 million in 2000. This decrease resulted from a decrease in net earnings, an increase in taxes paid or payable as a result of the utilization of net operating loss carryforwards and an increase in the amount of rental merchandise purchased during 2001 as a result of strong consumer demand, offset by increased depreciation of rental merchandise and increases in accrued liabilities primarily related to self-insurance liabilities and litigation.

     Cash used in investing activities increased by $27.6 million to $106.7 million in 2001 from $79.1 million in 2000. This increase is primarily attributable to an increase in the amount of maintenance capital expenditures made in 2001 versus 2000, the acquisition of more new store locations in 2001 and increases in purchases of property assets related to our store expansion program.

     Cash provided by financing activities increased by $100.1 million to $2.4 million in 2001, compared to net cash used of $97.7 million in 2000. This increase is primarily related to the net proceeds of approximately $45.6 million from the issuance of our common stock in May 2001, the net proceeds of approximately $99.5 million from the issuance of our senior subordinated notes in December 2001, as well as an increase in the amount of stock options exercised during 2001 as compared to 2000. This increase was partially offset by the repurchase of $25.0 million of our common stock from Mr. Talley and debt repayments under our senior credit facilities of approximately $138.0 million from the proceeds from the May 2001 offering, the December 2001 offering, and from available cash flow from operations.

     Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation and our store expansion program. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, we may incur additional debt, or may issue debt or equity securities to finance our operating and growth strategies. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

     We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation and our store expansion intentions during 2002. Our revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $130.0 million, of which $66.4 million was available at March 22, 2002. At March 22, 2002, we had $142.0 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

     Rental Merchandise Purchases. We purchased $532.5 million, $462.1 million and $513.9 million of rental merchandise during 2001, 2000 and 1999, respectively. During 1999, we made a one time net investment in rental inventory in order to remerchandise the stores acquired in the Thorn Americas and Central Rents acquisitions.

     Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $57.5 million, $37.9 million and $36.2 million on capital expenditures in 2001, 2000 and 1999, respectively, and expect to spend approximately $45 million in 2002.

     Acquisitions and New Store Openings. During 2001, we continued our strategy of increasing our store base through opening new stores, as well as through opportunistic acquisitions. We spent approximately $49.8 million on acquiring stores and accounts from competitors for the year ended December 31, 2001. It is our intention to increase the number of stores we operate by an average of approximately 5-10% per year over the next several years.

     The profitability of our stores tends to grow at a slower rate approximately five years from the time we open or acquire them. As a result, in order for us to show improvements in our profitability, it is important for us to continue to open stores in new locations or acquire underperforming stores on favorable terms. There can be no assurance we will be able to acquire or open new stores at the rates we expect, or at all. We cannot assure you the stores we do acquire or open will be profitable at the same levels that our current stores are, or at all.

     Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2001.

                        YEAR ENDING
                        DECEMBER 31,
                        ------------                          (IN THOUSANDS)
2002........................................................     $  1,849
2003........................................................        1,849
2004........................................................       26,379
2005........................................................      100,000
2006........................................................      177,078
Thereafter..................................................      120,845
                                                                 --------
                                                                 $428,000
                                                                 ========

     Under our senior credit facilities, we are required to use 25% of the net proceeds from any equity offering to repay our term loans. In addition, we intend to continue to make prepayments of debt under our senior credit facilities, repurchase some of our outstanding subordinated notes or repurchase our common stock under our common stock repurchase program to the extent we have available cash that is not necessary for store openings or acquisitions. We cannot, however, assure you that we will have excess cash available for these purposes.

     Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by JP Morgan Chase Bank, as administrative agent. At December 31, 2001, we had a total of $428.0 million outstanding under these facilities, all of which was under our term loans. At December 31, 2001, we had $56.4 million of availability under this revolving credit facility.

     Borrowings under the senior credit facilities bear interest at varying rates equal to 1.50% to 3.00% over LIBOR, which was 1.88% at December 31, 2001. We also have a prime rate option under the facilities, but have not exercised it to date. At December 31, 2001, the average rate on outstanding senior debt borrowings was 8.76%.

     During 1998, we entered into interest rate protection agreements with two banks, one of which expired in 2001. Under the terms of the current interest rate protection agreements, the LIBOR rate used to calculate the interest rate charged on $250.0 million of the outstanding senior term debt has been fixed at an average rate of 5.60%. The protection on the $250 million expires in 2003.

     The senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property and real property. The senior credit facilities are also secured by a pledge of the capital stock of our subsidiaries.

     The senior credit facilities contain covenants that limit our ability to:

     - incur additional debt (including subordinated debt) in excess of $25 million, excluding the subordinated notes we issued in 2001;

     - repurchase our capital stock and senior subordinated notes;

     - incur liens or other encumbrances;

     - merge, consolidate or sell substantially all our property or business;

     - sell assets, other than inventory;

     - make investments or acquisitions unless we meet financial tests and other requirements;

     - make capital expenditures; or

     - enter into a new line of business.

     The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At December 31, 2001, the maximum leverage ratio was 4.25:1, the minimum interest coverage ratio was 2.50:1, and the minimum fixed charge coverage ratio was 1.30:1. On that date, our actual ratios were 2.26:1, 5.10:1 and 2.12:1, respectively.

     Events of default under the senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facilities would occur if we undergo a change of control. This is defined to include the case where Apollo ceases to own at least 50% of the amount of our voting stock that they owned on August 5, 1998, or a third party becomes the beneficial owner of 33.33% or more of our voting stock at a time when certain permitted investors own less than the third party or Apollo entities own less than 35% of the voting stock owned by the permitted investors. We do not have the ability to prevent Apollo from selling its stock, and therefore would be subject to an event of default if Apollo did so and its sales were not agreed to by the lenders under the senior credit facilities. This could result in the acceleration of the maturity of our debt under the senior credit facilities, as well as under our subordinated notes through their cross-acceleration provision.

     Senior Subordinated Notes. In August 1998, we issued $175.0 million of senior subordinated notes, maturing on August 15, 2008, under an indenture dated as of August 18, 1998 among us, our subsidiary guarantors and the trustee, which is now The Bank of New York, as successor to IBJ Schroder Bank & Trust Company. In December 2001, we issued an additional $100.0 million of 11% senior subordinated notes, maturing on August 15, 2008, under a separate indenture dated as of December 19, 2001 among us, our subsidiary guarantors and The Bank of New York, as trustee. Although issued pursuant to a separate indenture, the 2001 notes have substantially identical terms as the 1998 notes, except for certain transfer restrictions and registration rights relating to the 2001 notes. The indenture governing the 2001 notes is substantially similar to the indenture which governs the 1998 notes, including the restrictive covenants, events of default and change of control and redemption provisions.

     The indentures contain covenants that limit our ability to:

     - incur additional debt;

     - sell assets or our subsidiaries;

     - grant liens to third parties;

     - pay dividends or repurchase stock; and

     - engage in a merger or sell substantially all of our assets.

     Events of default under the indentures include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25 million.

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

     Store Leases. We lease space for all of our stores as well as our corporate and regional offices under operating leases expiring at various times through 2010.

     ColorTyme Guarantee. ColorTyme is a party to an agreement with Textron Financial Corporation, who provides financing to qualifying franchisees of ColorTyme. Under this agreement, in the event of default by the franchisee under agreements governing this financing and upon the occurrence of certain events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. We guarantee the obligations of ColorTyme under this agreement.

     Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of December 31, 2001, we have paid approximately $118.0 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations.

     On November 1, 2001, we announced that we reached an agreement in principle for the settlement of the Margaret Bunch, et al. v. Rent-A-Center, Inc. matter pending in federal court in Kansas City, Missouri, which is subject to court approval. Under the terms of the proposed settlement, while not admitting liability, we would pay an aggregate of $12.25 million to the agreed upon class, plus plaintiff's attorneys' fees as determined by the court and costs to administer the settlement process. Accordingly, to account for the aforementioned costs, as well as our own attorneys' fees, we recorded a non-recurring charge of $16.0 million in the third quarter of 2001.

     In early March 2002, we reached an agreement in principle with the plaintiffs attorneys in the Wilfong matter pending in St. Louis, Missouri and the EEOC to resolve the Wilfong suit and an EEOC action in Tennessee. Under the terms of the proposed settlement, while not admitting any liability, we would pay an aggregate of $47.0 million to female employees and certain female applicants who were employed by or applied for employment with us for a period commencing no later than April 19, 1998 through the future date of the notice to the applicable class, plus up to $375,000 in settlement administrative costs. The class members in Wilfong include all of the Bunch class members. The $47.0 million payment includes the $12.25 million payment discussed in connection with the Bunch settlement and attorney fees for class counsel in Wilfong. Members of the class who do not wish to participate in the settlement would be given the opportunity to opt out of the settlement.

     The proposed settlement contemplates the settlement would be subject to a four-year consent decree, which could be extended by the court for an additional one year upon a showing of good cause. Also, under the proposed settlement, we agreed to augment our human resources department and our internal employee complaint procedures; enhance our gender anti-discrimination training for all employees; hire a consultant mutually acceptable to the parties for two years to advise us on employment matters; provide certain reports to the EEOC during the period of the consent decree; seek qualified female representation on our board of directors; publicize our desire to recruit, hire and promote qualified women; offer to fill job vacancies within our regional markets with qualified class members who reside in those markets and express an interest in employment by us to the extent of 10% of our job vacancies in such markets over a fifteen month period; and to take certain other steps to improve opportunities for women. We initiated many of the above programs prior to entering into the proposed settlement. Under the proposed agreement, we have the right to terminate the settlement under certain circumstances, including in the event that more than 60 class members elect to opt out of the settlement.

     The proposed settlement contemplates that the Bunch case will be dismissed with prejudice once such settlement becomes final. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. We anticipate the Memphis federal court will stay the Tennessee EEOC action as well. The terms of the proposed settlement are subject to the parties entering into a definitive settlement agreement and court approval. While we believe the proposed settlement is fair, we cannot assure you that the settlement will be approved by the court in its present form.

     To account for the aforementioned costs, as well as our own attorney's fees, we recorded an additional non-recurring charge of $36.0 million in the fourth quarter of 2001 in connection with the Wilfong matter for a total non-recurring charge of $52.0 million.

     Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note J of our consolidated financial statements included elsewhere in this report.

     Sales of Equity Securities. On May 31, 2001, we completed an offering of 3,680,000 shares of our common stock at an offering price of $42.50 per share. In this offering, 1,150,000 shares were offered by us and 2,530,000 shares were offered by some of our stockholders. Net proceeds to us were approximately $45.6 million.

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

     The Series A preferred stock is not redeemable until August 2002, after which time we may, at our option, redeem the shares at 105% of the $1,000 per share liquidation preference plus accrued and unpaid dividends.

     Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2001:

                                                     PAYMENTS DUE BY YEAR
                                 ------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS(1)   TOTAL       2002      2003     2004     2005 AND THEREAFTER
-------------------------------  --------   --------   ------   -------   -------------------
                                                        (IN THOUSANDS)
Senior Credit Facilities
  (including current
  portion)....................   $428,000   $  1,849   $1,849   $26,379        $397,923
11% Senior Subordinated
  Notes(2)....................    482,961     26,461   30,250    30,250         396,000
Operating Leases..............    360,268    107,142   95,208    77,999          79,919

---------------

(1) Excludes obligations under the ColorTyme guarantee, our Series A preferred stock, the change in control and acceleration provisions under the senior credit facilities, and the optional redemption, change in control and acceleration provisions under the indentures governing our subordinated notes.

(2) Includes interest payments of $15.13 million on each of February 15 and August 15 of each year, except with respect to the interest payment for February 2002, which was for $11.34 million.

     Talley Repurchase. In connection with Mr. Talley's retirement, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock held by Mr. Talley at $20.258 per share, for $34.7 million. We repurchased those remaining shares on January 30, 2002.

     Our senior credit facilities contain covenants that generally limit our ability to repurchase our capital stock and senior subordinated notes. In addition, the indentures governing our subordinated notes contain covenants limiting our ability to repurchase our capital stock. Under these agreements, we had the ability to effect the repurchases of our common stock from Mr. Talley. However, as a result of those repurchases, our ability to make further repurchases of our common stock, including pursuant to our common stock repurchase program, and to repurchase any outstanding notes is limited.

     Common Stock Repurchase Program. In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25 million of our common stock. To date, no shares of common stock have been purchased by us under this share repurchase program. However, we may begin repurchasing shares of our common stock at any time, subject to the limitations in our senior credit facilities and the indentures governing our senior subordinated notes.

     Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

     Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise their early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods.

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

     The adoption of SFAS 133 on January 1, 2001 resulted in a cumulative pre-tax increase to other comprehensive income of $2.6 million, or $1.4 million after taxes. As a result of a decline in interest rates for the year ended December 31, 2001, accumulated comprehensive loss at the end of the period was $6.3 million after taxes.

     SFAS 141 and SFAS 142. On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Certain provisions of this statement, however, applied to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.

     Major provisions of these statements and their effective dates for us are as follows:

     - all business combinations initiated after June 30, 2001 must use the purchase method of accounting;

     - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

     - effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     We amortized goodwill and intangible assets recognized prior to July 1, 2001 under our current method through December 31, 2001. Beginning January 1, 2002, annual goodwill amortization of approximately $28.4 million will no longer be recognized. We intend to complete a transitional impairment test of all intangible assets by March 31, 2002 and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

     SFAS 143. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows

     SFAS 144. On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the implementation of this standard will have a material effect on our financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     As of December 31, 2001, we had $275.0 million in subordinated notes outstanding at a fixed interest rate of 11.0% and $428.0 million in term loans outstanding at interest rates indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at December 31, 2001 was $277.1 million, which is $2.1 million above their carrying value. Unlike the subordinated notes, the $428.0 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. Of the $500.0 million in agreements, $250.0 million expired in September 2001 and the remaining $250.0 million will expire in 2003. Given our current capital structure, including our interest rate swap agreements, we have $178.0 million, or 25.3% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.8 million. The swap agreements had an aggregate fair value of $(10.2) million and $14.5 million at December 31, 2001 and 2000, respectively. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $5.0 million.

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

INTEREST RATE RISK

     We hold long-term debt with variable interest rates indexed to prime or LIBOR that exposes us to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, we have entered into certain interest rate swap contracts on $250.0 million of debt to pay a fixed rate of 5.60%.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(*)

ITEM 11. EXECUTIVE COMPENSATION(*)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(*)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(*)
---------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2002 Annual Meeting of Stockholders of Rent-A-Center, Inc. which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS

Report Of Independent Certified Public Accountants
Consolidated Financial Statements...........................   F-2
  Balance Sheets............................................   F-3
  Statements Of Earnings....................................   F-4
  Statement Of Stockholders' Equity.........................   F-5
  Statements Of Cash Flows..................................   F-6
  Notes to Consolidated Financial Statements................   F-8

  SCHEDULES SUPPORTING FINANCIAL STATEMENTS

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

CURRENT REPORTS ON FORM 8-K

     Current Report on Form 8-K filed on October 11, 2001

     Current Report on Form 8-K filed on December 4, 2001

     Current Report on Form 8-K filed on December 19, 2001

EXHIBITS

     See attached Exhibit Index incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                          RENT-A-CENTER, INC.

                                          By:      /s/ ROBERT D. DAVIS
                                            ------------------------------------
                                                      Robert D. Davis
                                               Senior Vice President-Finance
                                                  Chief Financial Officer

Date: March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ MARK E. SPEESE                    Chairman of the Board and Chief     March 27, 2002
 ------------------------------------------------            Executive Officer
                  Mark E. Speese                       (Principal Executive Officer)


              /s/ MITCHELL E. FADEL                        President and Director         March 27, 2002
 ------------------------------------------------
                Mitchell E. Fadel


               /s/ ROBERT D. DAVIS                   Senior Vice President -- Finance,    March 27, 2002
 ------------------------------------------------      Treasurer and Chief Financial
                 Robert D. Davis                      Officer (Principal Financial and
                                                            Accounting Officer)


              /s/ L. DOWELL ARNETTE                               Director                March 27, 2002
 ------------------------------------------------
                L. Dowell Arnette


                /s/ J. V. LENTELL                                 Director                March 27, 2002
 ------------------------------------------------
                  J. V. Lentell


               /s/ PETER P. COPSES                                Director                March 27, 2002
 ------------------------------------------------
                 Peter P. Copses


               /s/ LAURENCE M. BERG                               Director                March 27, 2002
 ------------------------------------------------
                 Laurence M. Berg


               /s/ ANDREW S. JHAWAR                               Director                March 27, 2002
 ------------------------------------------------
                 Andrew S. Jhawar

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 3.1(1)     --   Amended and Restated Certificate of Incorporation of Renters
                 Choice, Inc.
 3.2(2)     --   Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of Renters Choice, Inc.
 3.3(3)     --   Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of Rent-A-Center, Inc.
 3.4(4)     --   Amended and Restated Bylaws of Rent-A-Center, Inc.
 4.1(5)     --   Form of Certificate evidencing Common Stock
 4.2(6)     --   Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series A Preferred Stock of Renters
                 Choice, Inc.
 4.3(7)     --   Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series B Preferred Stock of Renters
                 Choice, Inc.
 4.4(8)     --   Indenture, dated as of August 18, 1998, by and among Renters
                 Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center,
                 Inc., as Subsidiary Guarantors, and IBJ Schroder Bank &
                 Trust Company, as Trustee
 4.5(9)     --   Form of Certificate evidencing Series A Preferred Stock
 4.6(10)    --   Form of 1998 Exchange Note
 4.7(11)    --   First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc.,
                 ColorTyme, Inc., Advantage Companies, Inc. and IBJ Schroder
                 Bank & Trust Company, as Trustee.
 4.8(12)    --   Indenture, dated as of December 19, 2001, by and among
                 Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and
                 Advantage Companies, Inc., as Subsidiary Guarantors, and The
                 Bank of New York, as Trustee
 4.9(13)    --   Form of 2001 Exchange Note
10.1(14)+   --   Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                 Plan
10.2(15)    --   Credit Agreement, dated August 5, 1998, as amended and
                 restated as of June 29, 2000, among Rent-A-Center, Inc., the
                 Lenders party to the Credit Agreement, the Documentation
                 Agent, and Syndication Agent named therein and the Chase
                 Manhattan Bank, as Administrative Agent
10.3(16)    --   First Amendment, dated as of May 8, 2001, to the Credit
                 Agreement, dated as of August 5, 1998, as amended and
                 restated as of June 29, 2000, among Rent-A-Center, Inc., the
                 Lenders party to the Credit Agreement, the Documentation
                 Agent and Syndication Agent named therein and the Chase
                 Manhattan Bank as Administrative Agent
10.4(17)    --   Second Amendment, dated as of November 26, 2001, to the
                 Credit Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the lenders party to the Credit Agreement, the Documentation
                 Agent and Syndication Agent named therein and JP Morgan
                 Chase Bank (formerly known as The Chase Manhattan Bank), as
                 Administrative Agent
10.5(18)    --   Guarantee and Collateral Agreement, dated August 5, 1998,
                 made by Renters Choice, Inc., and certain of its
                 Subsidiaries in favor of the Chase Manhattan Bank, as
                 Administrative Agent
10.6(19)    --   Amended and Restated Stockholders Agreement by and among
                 Apollo Investment Fund IV, L.P., Apollo Overseas Partners
                 IV, L.P., J. Ernest Talley, Mark E. Speese, Rent-A-Center,
                 Inc., and certain other persons
10.7(20)    --   Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                 L.P., and Apollo Overseas Partners IV, L.P., related to the
                 Series A Convertible Preferred Stock
10.8(21)    --   Common Stock Purchase Agreement, dated as of October 8,
                 2001, by and among J. Ernest Talley, Mary Ann Talley, the
                 Talley 1999 Trust and Rent-A-Center, Inc.

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
10.9(22)    --   Exchange and Registration Rights Agreement, dated December
                 19, 2001, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                 Advantage Companies, Inc., J.P. Morgan Securities, Inc.,
                 Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc.,
                 and Lehman Brothers, Inc.
21.1(23)    --   Subsidiaries of Rent-A-Center, Inc.
23.1*       --   Consent of Grant Thornton LLP

---------------

  *  Filed herewith.

  +  Management contract or company plan or arrangement

 (1) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 (2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

 (3) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

 (4) Incorporated herein by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

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

 (8) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

 (9) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(13) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(14) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement of Form S-4 filed on January 22, 2002 (File No. 333-81160)

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(16) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(17) Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(18) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(22) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(23) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement on Form S-4 filed on January 19, 1999

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
RENT-A-CENTER, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants..........  F-2
Consolidated Financial Statements
  Balance Sheets............................................  F-3
  Statements of Earnings....................................  F-4
  Statement of Stockholders' Equity.........................  F-5
  Statements of Cash Flows..................................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          GRANT THORNTON LLP

Dallas, Texas
February 11, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS

Cash and cash equivalents...................................  $  107,958   $   36,495
Accounts receivable -- trade................................       1,664        3,254
Prepaid expenses and other assets...........................      29,846       31,805
Rental merchandise, net
  On rent...................................................     531,627      477,095
  Held for rent.............................................     122,074      110,137
Property assets, net........................................     106,883       87,168
Deferred income taxes.......................................       8,772       32,628
Intangible assets, net......................................     711,096      708,328
                                                              ----------   ----------
                                                              $1,619,920   $1,486,910
                                                              ==========   ==========

                                     LIABILITIES

Accounts payable -- trade...................................  $   49,930   $   65,696
Accrued liabilities.........................................     170,196       89,560
Senior debt.................................................     428,000      566,051
Subordinated notes payable, net of discount.................     274,506      175,000
                                                              ----------   ----------
                                                                 922,632      896,307
COMMITMENTS AND CONTINGENCIES...............................          --           --
PREFERRED STOCK
  Redeemable convertible voting preferred stock, net of
     placement costs, $.01 par value; 5,000,000 shares
     authorized; 292,434 and 281,756 shares issued and
     outstanding in 2001 and 2000, respectively.............     291,910      281,232
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 125,000,000 and 50,000,000
     shares authorized; 27,726,092 and 25,700,058 shares
     issued in 2001 and 2000, respectively..................         277          257
  Additional paid-in capital................................     191,438      115,607
  Accumulated comprehensive loss............................      (6,319)          --
  Retained earnings.........................................     269,982      218,507
                                                              ----------   ----------
  Treasury stock, 2,224,179 and 990,099 shares at cost in
     2001 and 2000, respectively............................     (50,000)     (25,000)
                                                              ----------   ----------
                                                                 405,378      309,371
                                                              ----------   ----------
                                                              $1,619,920   $1,486,910
                                                              ==========   ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2001          2000          1999
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Store
     Rentals and fees....................................  $1,650,851    $1,459,664    $1,270,885
     Merchandise sales...................................      94,733        81,166        88,516
     Other...............................................       3,476         3,018         2,177
  Franchise
     Merchandise sales...................................      53,584        51,769        49,696
     Royalty income and fees.............................       5,884         5,997         5,893
                                                           ----------    ----------    ----------
                                                            1,808,528     1,601,614     1,417,167
Operating expenses
  Direct store expenses
     Depreciation of rental merchandise..................     343,197       299,298       265,486
     Cost of merchandise sold............................      72,539        65,332        74,027
     Salaries and other expenses.........................   1,019,402       866,234       770,572
  Franchise cost of merchandise sold.....................      51,251        49,724        47,914
                                                           ----------    ----------    ----------
                                                            1,486,389     1,280,588     1,157,999
  General and administrative expenses....................      55,359        48,093        42,029
  Amortization of intangibles............................      30,194        28,303        27,116
  Class action litigation settlements....................      52,000       (22,383)           --
                                                           ----------    ----------    ----------
          Total operating expenses.......................   1,623,942     1,334,601     1,227,144
                                                           ----------    ----------    ----------
          Operating profit...............................     184,586       267,013       190,023
Interest expense.........................................      60,874        74,324        75,673
Interest income..........................................      (1,094)       (1,706)         (904)
                                                           ----------    ----------    ----------
          Earnings before income taxes...................     124,806       194,395       115,254
Income tax expense.......................................      58,589        91,368        55,899
                                                           ----------    ----------    ----------
          NET EARNINGS...................................      66,217       103,027        59,355
Preferred dividends......................................      15,408        10,420        10,039
                                                           ----------    ----------    ----------
Net earnings allocable to common stockholders............  $   50,809    $   92,607    $   49,316
                                                           ==========    ==========    ==========
Basic earnings per common share..........................  $     1.97    $     3.79    $     2.04
                                                           ==========    ==========    ==========
Diluted earnings per common share........................  $     1.79    $     2.96    $     1.74
                                                           ==========    ==========    ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                  COMMON STOCK     ADDITIONAL                          ACCUMULATED
                                 ---------------    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                 SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK     INCOME (LOSS)    TOTAL
                                 ------   ------   ----------   --------   --------   -------------   --------
                                                                (IN THOUSANDS)
Balance at January 1, 1999.....  25,074    $251     $101,781    $ 77,881   $(25,000)    $     --      $154,913
  Net earnings.................      --      --           --      59,355         --           --        59,355
  Preferred dividends..........      --      --           --     (11,426)        --           --       (11,426)
  Exercise of stock options....     223       2        3,318          --         --           --         3,320
  Tax benefits related to
    exercise of stock
    options....................      --      --          528          --         --           --           528
                                 ------    ----     --------    --------   --------     --------      --------
Balance at December 31, 1999...  25,297     253      105,627     125,810    (25,000)          --       206,690
  Net earnings.................      --      --           --     103,027         --           --       103,027
  Preferred dividends..........      --      --           --     (10,330)        --           --       (10,330)
  Issuance of stock options for
    services...................      --      --           65          --         --           --            65
  Exercise of stock options....     403       4        8,430          --         --           --         8,434
  Tax benefits related to
    exercise of stock
    options....................      --      --        1,485          --         --           --         1,485
                                 ------    ----     --------    --------   --------     --------      --------
Balance at December 31, 2000...  25,700     257      115,607     218,507    (25,000)          --       309,371
  Net earnings.................      --      --           --      66,217         --           --        66,217
  Other comprehensive income
    (loss):
    Cumulative effect of
      adoption of SFAS 133.....      --      --           --          --         --        1,378         1,378
    Losses on interest rate
      swaps, net of tax........      --      --           --          --         --      (11,556)      (11,556)
    Reclassification adjustment
      for losses included in
      net earnings, net of
      tax......................      --      --           --          --         --        3,859         3,859
                                                                                        --------      --------
      Other comprehensive
         loss..................      --      --           --          --         --       (6,319)       (6,319)
                                                                                        --------      --------
    Comprehensive income.......      --      --           --          --         --           --        59,898
  Purchase of treasury stock
    (1,234 shares).............      --      --           --          --    (25,000)          --       (25,000)
  Issuance of common stock in
    public offering, net of
    issuance costs of $3,253...   1,150      12       45,610          --         --           --        45,622
  Preferred dividends..........      --      --        4,064     (14,742)        --           --       (10,678)
  Issuance of stock options for
    services...................      --      --          111          --         --           --           111
  Exercise of stock options....     876       8       20,309          --         --           --        20,317
  Tax benefits related to
    exercise of stock
    options....................      --      --        5,737          --         --           --         5,737
                                 ------    ----     --------    --------   --------     --------      --------
Balance at December 31, 2001...  27,726    $277     $191,438    $269,982   $(50,000)    $ (6,319)     $405,378
                                 ======    ====     ========    ========   ========     ========      ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities
  Net earnings............................................  $  66,217   $ 103,027   $  59,355
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
     Depreciation of rental merchandise...................    343,197     299,298     265,486
     Depreciation of property assets......................     37,910      33,144      31,313
     Amortization of intangibles..........................     30,194      28,303      27,116
     Amortization of financing fees.......................      2,760       2,705       2,608
  Changes in operating assets and liabilities, net of
     effects of acquisitions
     Rental merchandise...................................   (391,932)   (342,233)   (387,903)
     Accounts receivable -- trade.........................      1,590         629        (587)
     Prepaid expenses and other assets....................     (1,709)     (6,624)      6,522
     Deferred income taxes................................     23,856      77,738      64,231
     Accounts payable -- trade............................    (15,766)     12,197       9,584
     Accrued liabilities..................................     79,413     (16,621)   (106,975)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities....................................    175,730     191,563     (29,250)
Cash flows from investing activities
  Purchase of property assets.............................    (57,532)    (37,937)    (36,211)
  Proceeds from sale of property assets...................        706       1,403       8,563
  Acquisitions of businesses, net of cash acquired........    (49,835)    (42,538)         --
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (106,661)    (79,072)    (27,648)
                                                            ---------   ---------   ---------
Cash flows from financing activities
  Purchase of treasury stock..............................    (25,000)         --          --
  Proceeds from issuance of common stock, net of issuance
     costs................................................     45,622          --          --
  Exercise of stock options...............................     20,317       8,434       3,320
  Proceeds from debt......................................     99,506     242,975     320,815
  Repayments of debt......................................   (138,051)   (349,084)   (279,355)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................      2,394     (97,675)     44,780
                                                            ---------   ---------   ---------
          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS...................................     71,463      14,816     (12,118)
Cash and cash equivalents at beginning of year............     36,495      21,679      33,797
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $ 107,958   $  36,495   $  21,679
                                                            =========   =========   =========
Supplemental cash flow information
  Cash paid during the year for:
     Interest.............................................  $  56,306   $  75,956   $  76,653
     Income taxes.........................................  $  21,526   $   9,520   $   4,631
Supplemental schedule of non-cash investing and financing
  activities
Fair value of assets acquired.............................  $  49,835   $  42,538   $      --
Cash paid.................................................     49,835      42,538          --
                                                            ---------   ---------   ---------
Liabilities assumed.......................................  $      --   $      --   $      --
                                                            =========   =========   =========

     During 2001 and 2000, the Company paid Series A preferred dividends of approximately $10.7 million and $10.3 million by issuing 10,678 and 10,330 shares of Series A preferred stock, respectively.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

  PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     The accompanying financial statements include the accounts of Rent-A-Center, Inc. ("Rent-A-Center"), and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. Rent-A-Center's sole operating segment consists of leasing household durable goods to customers on a rent-to-own basis. At December 31, 2001, Rent-A-Center operated 2,281 stores which were located throughout the 50 United States, the District of Columbia and the Commonwealth of Puerto Rico.

     ColorTyme, Inc. ("ColorTyme"), Rent-A-Center's only subsidiary with substantive operations, is a nationwide franchisor of 342 franchised rent-to-own stores operating in 42 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme's primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues are generated primarily from royalties based on franchisees' monthly gross revenues.

  RENTAL MERCHANDISE

     Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 12 to 36 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method.

     Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is written-off when such impairment occurs.

  CASH EQUIVALENTS

     For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

  RENTAL REVENUE AND FEES

     Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term. No revenue is accrued because the customer can cancel the rental contract at any time and Rent-A-Center cannot enforce collection for non-payment of rents.

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

  ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $69.1 million, $61.2 million, and $55.8 million in 2001, 2000 and 1999, respectively.

  STOCK-BASED COMPENSATION

     The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. Option grants to non-employees are expensed over the service period.

  USE OF ESTIMATES

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

  OTHER COMPREHENSIVE INCOME

     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is attributed to changes in the fair value of interest rate protection agreements, net of tax. See Note E for further discussion of accounting for interest rate swap agreements.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Certain provisions of this statement, however, applied to goodwill and other intangible assets acquired between July 1, 2001 and December 31, 2001.

     Major provisions of these statements and their effective dates are as follows:

     - all business combinations initiated after June 30, 2001 must use the purchase method of accounting;

     - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

     - effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, annual goodwill amortization of approximately $28.4 million will no longer be recognized. The Company intends to complete a transitional impairment test of all intangible assets by March 31, 2002 and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE B -- RENTAL MERCHANDISE

                                                                  DECEMBER 31,
                                                               -------------------
                                                                 2001       2000
                                                               --------   --------
                                                                 (IN THOUSANDS)
On rent
  Cost......................................................   $885,015   $768,590
  Less accumulated depreciation.............................    353,388    291,495
                                                               --------   --------
                                                               $531,627   $477,095
                                                               ========   ========
Held for rent
  Cost......................................................   $156,013   $136,850
  Less accumulated depreciation.............................     33,939     26,713
                                                               --------   --------
                                                               $122,074   $110,137
                                                               ========   ========

NOTE C -- PROPERTY ASSETS

                                                                  DECEMBER 31,
                                                               ------------------
                                                                 2001      2000
                                                               --------   -------
                                                                 (IN THOUSANDS)
Furniture and equipment.....................................   $ 94,689   $71,024
Transportation equipment....................................     27,384    29,500
Building and leasehold improvements.........................     85,699    61,439
Construction in progress....................................      6,083     3,300
                                                               --------   -------
                                                                213,855   165,263
Less accumulated depreciation...............................    106,972    78,095
                                                               --------   -------
                                                               $106,883   $87,168
                                                               ========   =======

NOTE D -- INTANGIBLE ASSETS

                                                                       DECEMBER 31,
                                                     AMORTIZATION   -------------------
                                                        PERIOD        2001       2000
                                                     ------------   --------   --------
                                                                      (IN THOUSANDS)
Noncompete agreements.............................     2-5 years    $  1,677   $  5,152
Franchise network.................................      10 years       3,000      3,000
Goodwill..........................................   20-30 years     806,524    775,797
Other.............................................       Various       3,994      1,899
                                                                    --------   --------
                                                                     815,195    785,848
Less accumulated amortization.....................                   104,099     77,520
                                                                    --------   --------
                                                                    $711,096   $708,328
                                                                    ========   ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE E -- SENIOR DEBT

     The Company has a Senior Credit Facility (the "Facility") with a syndicate of banks. The Company also has other debt facilities. These facilities consist of the following:

                                                DECEMBER 31, 2001                    DECEMBER 31, 2000
                                        ----------------------------------   ----------------------------------
                             FACILITY   MAXIMUM      AMOUNT       AMOUNT     MAXIMUM      AMOUNT       AMOUNT
                             MATURITY   FACILITY   OUTSTANDING   AVAILABLE   FACILITY   OUTSTANDING   AVAILABLE
                             --------   --------   -----------   ---------   --------   -----------   ---------
                                                               (IN THOUSANDS)
Senior Credit Facility:
  Term Loan "B"............    2006     $148,850    $148,850      $    --    $203,300    $203,300      $    --
  Term Loan "C"............    2007      192,754     192,754           --     248,815     248,815           --
  Term Loan "D"(2).........    2007       86,396      86,396           --     113,936     113,936           --
  Revolver(1)..............    2004      120,000          --       56,425     120,000          --       76,272
                                        --------    --------      -------    --------    --------      -------
                                         548,000     428,000       56,425     686,051     566,051       76,272
Other Indebtedness:
  Line of credit...........               10,000          --       10,000       5,000          --        5,000
                                        --------    --------      -------    --------    --------      -------
Total Debt Facilities......             $558,000    $428,000      $66,425    $691,051    $566,051      $81,272
                                        ========    ========      =======    ========    ========      =======

---------------

(1) At December 31, 2001 and 2000, the amounts available under the Company's revolving facility were reduced by approximately $63.6 million and $43.7 million, respectively, for outstanding letters of credit used to support the Company's insurance obligations.

(2) On June 29, 2000, the Company refinanced a portion the Facility by adding a new $125 million Term tranche. No significant mandatory principal repayments are required on the Term D facility until the tranche becomes due in 2007.

     Borrowings under the Facility bear interest at varying rates equal to 0.50% to 2.00% over the designated prime rate (4.75% per annum at December 31, 2001) or 1.50% to 3.0% over LIBOR (1.88% at December 31, 2001) at the Company's option, and are subject to quarterly adjustments based on certain leverage ratios. At December 31, 2001, the average rate on outstanding borrowings was 8.15%, before considering the interest rate swap agreements as described below, and 8.76% after giving effect to the interest rate swap agreements in effect at December 31, 2001. A commitment fee equal to 0.25% to 0.50% of the unused portion of the Facility is payable quarterly.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     The following are scheduled maturities of senior debt at December 31, 2001:

YEAR ENDING DECEMBER 31,                                      (IN THOUSANDS)
------------------------                                      --------------
2002........................................................     $  1,849
2003........................................................        1,849
2004........................................................       26,379
2005........................................................      100,000
2006........................................................      177,078
Thereafter..................................................      120,845
                                                                 --------
                                                                 $428,000
                                                                 ========

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. These Standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company has designated its interest rate swap agreements as a cash flow hedge.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in the recognition of approximately $2.6 million, or $1.4 million after taxes, of derivative assets on the Company's consolidated balance sheet and $1.4 million of hedging gains included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle. During the year ended December 31, 2001, the Company recognized $3.9 million, net of tax, in additional interest expense attributable to the difference in the variable interest on the debt and fixed interest under the interest rate protection agreements. No gain or loss from hedge ineffectiveness was required to be recognized. At December 31, 2001, the fair value of the interest rate protection agreements was a cumulative loss of $6.3 million, net of tax.

     At December 31, 2001, the Company had two interest rate swap agreements to limit the effect of increases in interest rates. These agreements both expire in 2003, and have an aggregate notional principal amount of $250.0 million. The effect of these agreements is to limit the Company's interest rate exposure by fixing the LIBOR rate at 5.60%. The Company had another $250.0 million interest rate swap agreement which expired in September 2001. The agreements had no cost to the Company.

NOTE F -- SUBORDINATED NOTES PAYABLE

     Rent-A-Center has $275.0 million of subordinated notes outstanding, maturing on August 15, 2008, including $100.0 million which were issued in December 2001 at 99.5% of par. The notes require semi-annual interest-only payments at 11%, and are guaranteed by Rent-A-Center's two principal subsidiaries. The notes are redeemable at Rent-A-Center's option, at any time on or after August 15, 2003, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. Upon a change of control, the holders of the subordinated notes have the right to require Rent-A-Center to redeem the notes.

     The notes contain restrictive covenants, as defined therein, including a consolidated interest coverage ratio and limitations on incurring additional indebtedness, selling assets of Rent-A-Center's subsidiaries,

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center's assets.

     Rent-A-Center's direct and wholly-owned subsidiaries, consisting of ColorTyme and Advantage Companies, Inc. (collectively, the "Guarantors"), have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to these notes. The only direct or indirect subsidiaries of Rent-A-Center that are not Guarantors are inconsequential subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

     Set forth below is certain condensed consolidating financial information as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001. The financial information includes the Guarantors from the dates they were acquired or formed by Rent-A-Center and is presented using the push-down basis of accounting.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                     PARENT     SUBSIDIARY   CONSOLIDATING
                                                    COMPANY     GUARANTORS    ADJUSTMENTS      TOTALS
                                                   ----------   ----------   -------------   ----------
                                                                      (IN THOUSANDS)
DECEMBER 31, 2001
Rental merchandise, net..........................  $  653,701    $     --      $      --     $  653,701
Intangible assets, net...........................     367,271     343,825             --        711,096
Other assets.....................................     578,077      18,788       (341,742)       255,123
                                                   ----------    --------      ---------     ----------
          Total assets...........................  $1,599,049    $362,613      $(341,742)    $1,619,920
                                                   ==========    ========      =========     ==========
Senior Debt......................................  $  428,000    $     --      $      --     $  428,000
Other liabilities................................     489,174       5,458             --        494,632
Preferred stock..................................     291,910          --             --        291,910
Stockholder's equity.............................     389,965     357,155       (341,742)       405,378
                                                   ----------    --------      ---------     ----------
          Total liabilities and equity...........  $1,599,049    $362,613      $(341,742)    $1,619,920
                                                   ==========    ========      =========     ==========
DECEMBER 31, 2000
Rental merchandise, net..........................  $  587,232    $     --      $      --     $  587,232
Intangible assets, net...........................     351,498     356,830             --        708,328
Other assets.....................................     531,992      13,754       (354,396)       191,350
                                                   ----------    --------      ---------     ----------
          Total assets...........................  $1,470,722    $370,584      $(354,396)    $1,486,910
                                                   ==========    ========      =========     ==========
Senior Debt......................................  $  566,051    $     --      $      --     $  566,051
Other liabilities................................     325,995       4,261             --        330,256
Preferred stock..................................     281,232          --             --        281,232
Stockholder's equity.............................     297,444     366,323       (354,396)       309,371
                                                   ----------    --------      ---------     ----------
          Total liabilities and equity...........  $1,470,722    $370,584      $(354,396)    $1,486,910
                                                   ==========    ========      =========     ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                      PARENT     SUBSIDIARY
                                                     COMPANY     GUARANTORS     TOTAL
                                                    ----------   ----------   ----------
                                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Total revenues....................................  $1,749,060    $59,468     $1,808,528
Direct store expenses.............................   1,435,138         --      1,435,138
Other.............................................     243,266     63,907        307,173
                                                    ----------    -------     ----------
Net earnings (loss)...............................  $   70,656    $(4,439)    $   66,217
                                                    ==========    =======     ==========
YEAR ENDED DECEMBER 31, 2000
Total revenues....................................  $1,543,848    $57,766     $1,601,614
Direct store expenses.............................   1,230,864         --      1,230,864
Other.............................................     205,342     62,381        267,723
                                                    ----------    -------     ----------
Net earnings (loss)...............................  $  107,642    $(4,615)    $  103,027
                                                    ==========    =======     ==========
YEAR ENDED DECEMBER 31, 1999
Total revenues....................................  $1,361,578    $55,589     $1,417,167
Direct store expenses.............................   1,110,085         --      1,110,085
Other.............................................     187,156     60,571        247,727
                                                    ----------    -------     ----------
Net earnings (loss)...............................  $   64,337    $(4,982)    $   59,355
                                                    ==========    =======     ==========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                      PARENT     SUBSIDIARY
                                                      COMPANY    GUARANTORS     TOTAL
                                                     ---------   ----------   ---------
                                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Net cash provided by operating activities..........  $ 169,178    $ 6,552     $ 175,730
                                                     ---------    -------     ---------
Cash flows from investing activities
  Purchase of property assets......................    (57,477)       (55)      (57,532)
  Acquisitions of businesses, net of cash
     acquired......................................    (49,835)        --       (49,835)
  Other............................................        706         --           706
                                                     ---------    -------     ---------
Net cash used in investing activities..............   (106,606)       (55)     (106,661)
Cash flows from financing activities
  Purchase of treasury stock.......................    (25,000)        --       (25,000)
  Exercise of stock options........................     20,317         --        20,317
  Repayments of debt...............................   (138,051)        --      (138,051)
  Proceeds from debt...............................     99,506         --        99,506
  Proceeds from issuance of common stock...........     45,622         --        45,622
  Intercompany advances............................      6,497     (6,497)           --
                                                     ---------    -------     ---------
Net cash provided by (used in) financing
  activities.......................................      8,891     (6,497)        2,394
                                                     ---------    -------     ---------
Net increase in cash and cash equivalents..........     71,463         --        71,463
Cash and cash equivalents at beginning of year.....     36,495         --        36,495
                                                     ---------    -------     ---------
Cash and cash equivalents at end of year...........  $ 107,958    $    --     $ 107,958
                                                     =========    =======     =========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                                      PARENT     SUBSIDIARY
                                                      COMPANY    GUARANTORS     TOTAL
                                                     ---------   ----------   ---------
                                                               (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Net cash provided by operating activities..........  $ 185,719    $ 5,844     $ 191,563
                                                     ---------    -------     ---------
Cash flows from investing activities
  Purchase of property assets......................    (37,843)       (94)      (37,937)
  Acquisitions of businesses, net of cash
     acquired......................................    (42,538)        --       (42,538)
  Other............................................      1,403         --         1,403
                                                     ---------    -------     ---------
Net cash used in investing activities..............    (78,978)       (94)      (79,072)
Cash flows from financing activities
  Proceeds from debt...............................    242,975         --       242,975
  Repayments of debt...............................   (349,084)        --      (349,084)
  Intercompany advances............................      5,750     (5,750)           --
  Other............................................      8,434         --         8,434
                                                     ---------    -------     ---------
Net cash used in financing activities..............    (91,925)    (5,750)      (97,675)
                                                     ---------    -------     ---------
Net increase in cash and cash equivalents..........     14,816         --        14,816
Cash and cash equivalents at beginning of year.....     21,679         --        21,679
                                                     ---------    -------     ---------
Cash and cash equivalents at end of year...........  $  36,495    $    --     $  36,495
                                                     =========    =======     =========
YEAR ENDED DECEMBER 31, 1999
Net cash provided by (used in) operating
  activities.......................................  $ (34,426)   $ 5,176     $ (29,250)
                                                     ---------    -------     ---------
Cash flows from investing activities
  Purchase of property assets......................    (35,979)      (232)      (36,211)
  Proceeds from sale of property assets............      8,563         --         8,563
                                                     ---------    -------     ---------
Net cash used in investing activities..............    (27,416)      (232)      (27,648)
Cash flows from financing activities
  Proceeds from debt...............................    320,815         --       320,815
  Repayments of debt...............................   (279,355)        --      (279,355)
  Intercompany advances............................      4,944     (4,944)           --
  Other............................................      3,320         --         3,320
                                                     ---------    -------     ---------
Net cash provided by (used in) financing
  activities.......................................     49,724     (4,944)       44,780
                                                     ---------    -------     ---------
Net decrease in cash and cash equivalents..........    (12,118)        --       (12,118)
Cash and cash equivalents at beginning of year.....     33,797         --        33,797
                                                     ---------    -------     ---------
Cash and cash equivalents at end of year...........  $  21,679    $    --     $  21,679
                                                     =========    =======     =========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE G -- ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
Taxes other than income.....................................  $ 19,071   $20,306
Income taxes payable........................................     7,081     2,788
Accrued litigation costs....................................    59,044    14,753
Accrued insurance costs.....................................    36,634    28,929
Accrued interest payable....................................    10,618     8,198
Accrued compensation and other..............................    37,748    14,586
                                                              --------   -------
                                                              $170,196   $89,560
                                                              ========   =======

     Included in the $59.0 million of accrued litigation costs is approximately $52.0 million related to the gender discrimination class action litigation settlements as more fully described in Note J.

NOTE H -- REDEEMABLE CONVERTIBLE VOTING PREFERRED STOCK

     Rent-A-Center's Series A preferred stock is convertible, at any time, into shares of Rent-A-Center's common stock at a conversion price equal to $27.935 per share, and has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions may be made to holders of common stock until the holders of the Series A preferred stock have received the liquidation preference. Dividends accrue on a quarterly basis, at the rate of $37.50 per annum, per share. A restriction under the Facility requires Rent-A-Center to pay the dividends with additional shares of Series A preferred stock until August 2003, after which Rent-A-Center must pay the dividends in cash. During 2001 and 2000, Rent-A-Center paid approximately $10.7 million and $10.3 million in Series A preferred dividends by issuing 10,678 and 10,330 shares of Series A preferred stock, respectively. At December 31, 2001 and 2000, Rent-A-Center had 292,434 and 281,756 shares, respectively, of its Series A preferred stock outstanding.

     The Series A preferred stock is not redeemable until August 2002, after which time Rent-A-Center may, at its option, redeem the shares at 105% of the liquidation preference plus accrued and unpaid dividends. Holders of the Series A preferred stock have the right to require Rent-A-Center to redeem the Series A preferred stock upon a change of control, if Rent-A-Center ceases to be listed on a United States national securities exchange or the NASDAQ National Market System, or upon the eleventh anniversary of the issuance of the Series A preferred stock, at a price equal to the liquidation preference value.

     Holders of the Series A preferred stock are entitled to two seats on Rent-A-Center's Board of Directors, and are entitled to vote on all matters presented to the holders of Rent-A-Center's common stock. The number of votes per Series A preferred share is equal to the number of votes associated with the underlying voting common stock into which the Series A preferred stock is convertible.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE I -- INCOME TAXES

     The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000     1999
                                                              -----    ------   ------
Tax at statutory rate.......................................  35.0%    35.0%    35.0%
State income taxes, net of federal benefit..................  5.7%      5.5%     5.5%
Effect of foreign operations, net of foreign tax credits....  0.8%      0.2%     0.3%
Goodwill amortization.......................................  5.8%      5.0%     6.4%
Other, net..................................................  (0.4)%    1.3%     1.3%
                                                              ----     -----    -----
Total.......................................................  46.9%    47.0%    48.5%
                                                              ====     =====    =====

     The components of the income tax provision are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Current expense (benefit)
  Federal..............................................  $24,073   $ 6,099   $(10,770)
  State................................................    8,795     5,637        815
  Foreign..............................................    1,865     1,894      1,623
                                                         -------   -------   --------
          Total current................................   34,733    13,630     (8,332)
                                                         -------   -------   --------
Deferred expense
  Federal..............................................   22,400    68,406     57,342
  State................................................    1,456     9,332      6,889
                                                         -------   -------   --------
          Total deferred...............................   23,856    77,738     64,231
                                                         -------   -------   --------
          Total........................................  $58,589   $91,368   $ 55,899
                                                         =======   =======   ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets
  Net operating loss carryforwards..........................  $  2,656   $ 41,515
  Accrued expenses..........................................    49,187     25,667
  Intangible assets.........................................    17,561     22,119
  Property assets...........................................    23,393     18,644
  Other tax credit carryforwards............................     5,862      5,436
  Unrealized loss on interest rate swap agreements..........     3,872         --
                                                              --------   --------
                                                               102,531    113,381
Deferred tax liability
  Rental merchandise........................................   (93,759)   (80,753)
                                                              --------   --------
          Net deferred tax asset............................  $  8,772   $ 32,628
                                                              ========   ========

     The Company has alternative minimum tax credit carryforwards of approximately $5.8 million and various state net operating loss carryforwards.

     During 1999, the Company completed its analysis of the tax bases of assets and liabilities acquired in the Thorn Americas, Inc. acquisition in 1998, resulting in a decrease in its deferred tax asset of $3.8 million and a corresponding increase in goodwill.

NOTE J -- COMMITMENTS AND CONTINGENCIES

     Rent-A-Center leases its office and store facilities and most delivery vehicles. Rental expense was $127.6 million, $105.6 million and $96.8 million for 2001, 2000, and 1999, respectively. Future minimum rental payments under operating leases with remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31,                                       (IN THOUSANDS)
------------------------                                       --------------
2002........................................................      $107,142
2003........................................................        95,208
2004........................................................        77,999
2005........................................................        53,164
2006........................................................        21,317
Thereafter..................................................         5,438
                                                                  --------
                                                                  $360,268
                                                                  ========

     From time to time, Rent-A-Center, along with its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. Rent-A-Center is currently a party to the following material litigation:

     Colon v. Thorn Americas, Inc. In November 1997, the plaintiffs filed this statutory compliance class action lawsuit in New York alleging various statutory violations of New York consumer protection laws. The plaintiffs are seeking damages compensatory, punitive damages, interest, attorney's fees and certain injunctive

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
relief. Although Rent-A-Center intends to vigorously defend itself in this action, the ultimate outcome cannot presently be determined, and there can be no assurance that Rent-A-Center will prevail without liability.

     Wisconsin Attorney General Proceeding. In August 1999, the Wisconsin Attorney General filed suit against Rent-A-Center and its subsidiary ColorTyme in Wisconsin, alleging that its rent-to-rent transaction violates the Wisconsin Consumer Act and the Wisconsin Deceptive Advertising Statute. The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties. In January 2002, the court granted summary judgment in favor of the Wisconsin Attorney General on the liability issues and set the case for trial on damages for February 2003. Rent-A-Center intends to vigorously defend itself in this matter. However, there can be no assurance that the outcome of this matter will not have a material adverse effect on Rent-A-Center's financial position, results of operations or cash flows.

     Walker, et. al. v. Rent-A-Center, Inc. In January 2002, a putative class action was filed against Rent-A-Center and certain of its current and former officers alleging that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding Rent-A-Center's financial performance and prospects for the third and fourth quarters of 2001. The complaint purports to be brought on behalf of all purchasers of Rent-A-Center's common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts. Rent-A-Center intends to vigorously defend itself in this matter. However, there can be no assurance that Rent-A-Center will prevail without liability.

     An adverse ruling in one or more of the aforementioned cases could have a material and adverse effect on the Company's consolidated financial statements.

     Wilfong, et. al. v. Rent-A-Center, Inc./Margaret Bunch, et. al. v. Rent-A-Center, Inc. In August 2000, a putative nationwide class action was filed against Rent-A-Center in federal court in East St. Louis, Illinois by Claudine Wilfong and sixteen plaintiffs, alleging that it engaged in class-wide gender discrimination following its acquisition of Thorn Americas. In December 2000, a similar suit filed by Margaret Bunch in federal court in the Western District of Missouri was amended to allege similar class action claims. The allegations underlying these matters involve charges of wrongful termination, constructive discharge, disparate treatment and disparate impact.

     In November 2001, Rent-A-Center announced that it had reached an agreement in principle to settle the Bunch matter for an aggregate of $12.25 million, plus attorneys fees and costs to administer the settlement. Accordingly, Rent-A-Center recorded a charge of $16.0 million related to the proposed settlement of Bunch in the third quarter of 2001. On March 7, 2002, Rent-A-Center announced an agreement in principle to settle the Wilfong matter, the Bunch matter, as well as an EEOC action in Tennessee for approximately $47.0 million. Accordingly, Rent-A-Center recorded an additional charge of $36.0 million in the fourth quarter of 2001 to reflect the total settlement of these matters. The terms of the proposed settlement are subject to the parties entering into a definitive settlement agreement and court approval.

     During 1999, Rent-A-Center funded the $11.5 million settlement of its two class action lawsuits in New Jersey, together with the $48.5 million settlement of Robinson v. Thorn Americas, Inc. The settlement of Rent-A-Center's existing litigation resulted in a charge to earnings in 1998, classified as class action legal settlements. In addition, Rent-A-Center settled and funded Anslono v. Thorn Americas, Inc. during 2000. Both the Robinson and Anslono cases were acquired in the Thorn Americas acquisition, and Rent-A-Center made appropriate purchase accounting adjustments for liabilities associated with this litigation. During 2000, Rent-A-Center received refunds of approximately $22.4 million for unlocated class members which are presented as class action litigation settlements.

     In addition, Fogie v. Thorn Americas, Inc., was acquired in the Thorn Americas acquisition; however, Rent-A-Center received full indemnification from the seller for any incurred losses. In December 1991, the

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
plaintiffs filed this class action in Minnesota alleging that Thorn's rent-to-own contracts violated Minnesota's Consumer Credit Sales Act and the Minnesota General Usury Statute. In April 1998, the court entered a final judgment against Thorn Americas for approximately $30.0 million. Following an unsuccessful appeal in August 1999, Thorn plc deposited the judgment amount in an escrow account supervised by plaintiff's counsel and the court in October 1999.

     The Company is also involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     ColorTyme is a party to an agreement with a lender, who provides financing to qualifying franchisees of ColorTyme. Under this agreement, in the event of default by the franchisee under agreements governing this financing and upon the occurrence of certain events the lender may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of the lender under the debt agreements, including the rights to foreclose on the collateral. Rent-A-Center guarantees the obligations of ColorTyme under this agreement.

NOTE K -- STOCK BASED COMPENSATION

     Rent-A-Center's long-term incentive plan (the "Plan") for the benefit of certain key employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the plan, 7,900,000 shares of Rent-A-Center's common stock are reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to employees under the Plan become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At December 31, 2001, there were approximately 2,095,814 shares available for issuance under the Plan.

     Information with respect to stock option activity is as follows:

                                            2001                    2000                    1999
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                    ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year............................   3,790,275    $24.32     3,590,038    $23.57     3,493,763    $23.96
Granted...........................   2,219,000     33.83     1,782,500     24.40     2,042,250     24.42
Exercised.........................    (852,309)    23.10      (427,700)    21.34      (173,875)    12.05
Forfeited.........................  (1,199,026)    29.20    (1,154,563)    23.60    (1,772,100)    24.81
                                    ----------              ----------              ----------
Outstanding at end of year........   3,957,940    $28.43     3,790,275    $24.32     3,590,038    $23.57
                                    ==========              ==========              ==========
Options exercisable at end of
  year............................     954,812    $24.14     1,097,961    $23.04       819,739    $20.78

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $20.34, $14.97, and $14.38, respectively, all of which were granted at market value. Information about stock options outstanding at December 31, 2001 is summarized as follows:

                                                            OPTIONS OUTSTANDING
                                             -------------------------------------------------
                                                           WEIGHTED AVERAGE
                                               NUMBER         REMAINING       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                     OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                     -----------   ----------------   ----------------
$3.34 to $6.67.............................      57,000       3.35 years           $ 6.44
$6.68 to $18.50............................     362,235       7.35 years           $16.38
$18.51 to $28.50...........................   2,169,230       8.34 years           $24.62
$28.51 to $33.88...........................     741,475       8.57 years           $32.79
$33.89 to $49.05...........................     628,000       9.44 years           $45.41
                                              ---------
                                              3,957,940
                                              =========

                                                                 OPTIONS EXERCISABLE
                                                            ------------------------------
                                                              NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                    EXERCISABLE    EXERCISE PRICE
------------------------                                    -----------   ----------------
$3.34 to $6.67............................................     57,000          $ 6.44
$6.68 to $18.50...........................................    148,421          $16.36
$18.51 to $28.50..........................................    582,479          $25.50
$28.51 to $33.88..........................................    166,912          $32.38
                                                              -------
                                                              954,812
                                                              =======

     During 2001 and 2000, Rent-A-Center issued 12,500 and 25,000 options, respectively, to a non-employee for services. The options are valued at $168,378 and $65,000, respectively. The expense related to these option agreements is recognized over the service period.

     The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Rent-A-Center's common stock at the date of grant over the amount an employee must pay to acquire the common stock. Compensation costs for all other stock-based compensation is accounted for under SFAS 123. If Rent-A-Center had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
the methodology prescribed by SFAS 123, the Company's 2001, 2000 and 1999 net earnings and earnings per common share would be reduced to the pro forma amounts indicated as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2001          2000          1999
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings allocable to common stockholders
As reported..........................................    $50,809       $92,607       $49,316
Pro forma............................................    $43,429       $82,335       $41,011
Basic earnings per common share
As reported..........................................    $  1.97       $  3.79       $  2.04
Pro forma............................................    $  1.68       $  3.37       $  1.69
Diluted earnings per common share
As reported..........................................    $  1.79       $  2.96       $  1.74
Pro forma............................................    $  1.59       $  2.67       $  1.50

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 53% to 57%; risk-free interest rates of 4.2% to 5.3%, 6.50% and 5.55% in 2001, 2000, and 1999, respectively; no dividend yield; and expected lives of seven years.

NOTE L -- ACQUISITIONS

     For the year ending December 31, 2001, Rent-A-Center acquired 95 stores. The acquired stores were the result of 21 separate transactions for an aggregate of approximately $43.1 million in cash. One of the transactions, which took place in June 2001, consisted of 54 stores, for approximately $21.0 million in cash. All acquisitions have been accounted for as purchases, and the operating results of the acquired businesses have been included in the financial statements since their date of acquisition.

     For the year ending December 31, 2000, Rent-A-Center acquired 74 stores. The 74 acquired stores were the result of 19 separate transactions for an aggregate of approximately $42.5 million in cash.

NOTE M -- EMPLOYEE BENEFIT PLAN

     Rent-A-Center sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed three months of service. Employees may elect to contribute up to 20% of their eligible compensation on a pre-tax basis, subject to limitations. Rent-A-Center may make discretionary matching contributions to the 401(k) plan. During 2001, 2000, and 1999, Rent-A-Center made matching cash contributions of $3,297,940, $2,453,639, and $2,283,575, respectively, which represents 50% of the employees' contributions to the 401(k) plan up to an amount not to exceed 4% of each employee's respective compensation. As of March 15, 2000, employees may elect to purchase Rent-A-Center common stock as part of their 401(k) plan. As of December 31, 2001 and 2000, respectively, 10.8% and 5.0% of the total plan assets consisted of Rent-A-Center common stock.

NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, senior debt and subordinated notes payable. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2001 and 2000, because of the short maturities of these instruments. The Company's senior debt is variable rate debt that reprices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2001, the fair value of the subordinated notes was $277.1 million, which is $2.6 million above their carrying value of $274.5 million. Information relating to the fair value of the Company's interest rate swap agreements is set forth in Note E.

NOTE O -- EARNINGS PER COMMON SHARE

     Summarized basic and diluted earnings per common share were calculated as follows:

                                                         NET EARNINGS     SHARES     PER SHARE
                                                        --------------   --------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001
Basic earnings per common share.......................     $ 50,809       25,846       $1.97
Effect of dilutive stock options......................           --          908
Effect of preferred dividend..........................       15,408       10,325
                                                           --------       ------
Diluted earnings per common share.....................     $ 66,217       37,079       $1.79
                                                           ========       ======
YEAR ENDED DECEMBER 31, 2000
Basic earnings per common share.......................     $ 92,607       24,432       $3.79
Effect of dilutive stock options......................           --          433
Effect of preferred dividend..........................       10,420        9,947
                                                           --------       ------
Diluted earnings per common share.....................     $103,027       34,812       $2.96
                                                           ========       ======
YEAR ENDED DECEMBER 31, 1999
Basic earnings per common share.......................     $ 49,316       24,229       $2.04
Effect of dilutive stock options......................           --          319
Effect of preferred dividend..........................       10,039        9,583
                                                           --------       ------
Diluted earnings per common share.....................     $ 59,355       34,131       $1.74
                                                           ========       ======

     For 2001, 2000, and 1999, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 628,000, 1,485,118, and 1,707,947, respectively.

NOTE P -- UNAUDITED QUARTERLY DATA

     Summarized quarterly financial data for 2001 and 2000 is as follows:

                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001(1)
Revenues........................................   $439,702      $442,759      $447,074      $478,993
Operating profit................................     62,485        66,640        32,372        23,089
Net earnings....................................     24,998        27,545         9,974         3,700
Basic earnings per common share.................       0.83          0.88          0.27          0.01
Diluted earnings per common share...............       0.69          0.74          0.26          0.10

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000(2)
Revenues........................................   $392,526      $392,245      $404,968      $411,875
Operating profit................................     58,552        84,184        63,720        60,557
Net earnings....................................     20,889        34,621        23,901        23,616
Basic earnings per common share.................       0.75          1.32          0.87          0.85
Diluted earnings per common share...............       0.61          1.00          0.68          0.67

---------------

(1) Includes the effects of a pre-tax legal settlement of $52.0 million associated with a 2001 settlement of a class action lawsuit in the state of Missouri, Illinois and Tennessee.

(2) Includes the effects of a pre-tax legal reversion of $22.4 million associated with the 1999 settlement of three class action lawsuits in the state of New Jersey.

NOTE Q -- RELATED PARTY TRANSACTIONS

     On October 8, 2001, Rent-A-Center announced the retirement of J. Ernest Talley as its Chairman and Chief Executive Officer, and the appointment of Mark
E. Speese as its new Chairman and Chief Executive Officer. In connection with Mr. Talley's retirement, Rent-A-Center's Board of Directors approved the repurchase of $25.0 million worth of shares of its common stock held by Mr. Talley at a purchase price equal to the average closing price of its common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 Rent-A-Center repurchased 493,632 shares of its common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million and on November 30, 2001, repurchased an additional 740,448 shares of its common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. Rent-A-Center also had the option to repurchase all of the remaining 1,714,086 shares of its common stock held by Mr. Talley at $20.258 per share for $34.7 million by February 5, 2002. Rent-A-Center exercised this option on January 25, 2002 and repurchased the remaining shares on January 30, 2002.

     One of Rent-A-Center's directors serves as Vice Chairman of the Board of Directors of Intrust Bank, N.A., one of Rent-A-Center's lenders. Intrust Bank, N.A. was a $10.4 million participant in Rent-A-Center's senior credit facility as of December 31, 2001. Rent-A-Center also maintains a $10.0 million revolving line of credit with Intrust Bank, N.A. Although from time to time Rent-A-Center may draw funds from the revolving line of credit, no funds were advanced as of December 31, 2001. In addition, Intrust Bank, N.A. serves as trustee of Rent-A-Center's 401(k) plan.

     In June 2000, Rent-A-Center purchased stores from Portland II RAC, Inc. and Wilson Enterprises of Maine, Inc., each of which were ColorTyme franchisees, for $19.4 million in cash based upon a purchase formula established at the time of the Thorn Americas acquisition. Rent-A-Center's current president held approximately 15% of the stock of each of the franchisees and received $1,833,046 in cash as a result of the purchase. In July 2000, partners of Rent-A-Center's President purchased his 33 1/3% interest in CTME, LLC, another of the ColorTyme's franchisees, for $37,500. Rent-A-Center's President no longer owns an interest in any ColorTyme franchisees.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     On August 5, 1998, affiliates of Apollo Management IV, L.P. ("Apollo") purchased $250.0 million of Rent-A-Center's Series A preferred stock. Under the terms of the Series A preferred stock, the holders of the Series A preferred stock have the right to elect two members of Rent-A-Center's Board of Directors. Apollo has voting control over 100% of the issued and outstanding Series A preferred stock. In addition, pursuant to the terms of a stockholders agreement entered into between Apollo, Rent-A-Center and Mark E. Speese, Apollo has the right to nominate a third person to Rent-A-Center's Board of Directors.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 3.1(1)     --   Amended and Restated Certificate of Incorporation of Renters
                 Choice, Inc.
 3.2(2)     --   Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of Renters Choice, Inc.
 3.3(3)     --   Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of Rent-A-Center, Inc.
 3.4(4)     --   Amended and Restated Bylaws of Rent-A-Center, Inc.
 4.1(5)     --   Form of Certificate evidencing Common Stock
 4.2(6)     --   Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series A Preferred Stock of Renters
                 Choice, Inc.
 4.3(7)     --   Certificate of Designations, Preferences and Relative Rights
                 and Limitations of Series B Preferred Stock of Renters
                 Choice, Inc.
 4.4(8)     --   Indenture, dated as of August 18, 1998, by and among Renters
                 Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center,
                 Inc., as Subsidiary Guarantors, and IBJ Schroder Bank &
                 Trust Company, as Trustee
 4.5(9)     --   Form of Certificate evidencing Series A Preferred Stock
 4.6(10)    --   Form of 1998 Exchange Note
 4.7(11)    --   First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc.,
                 ColorTyme, Inc., Advantage Companies, Inc. and IBJ Schroder
                 Bank & Trust Company, as Trustee.
 4.8(12)    --   Indenture, dated as of December 19, 2001, by and among
                 Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and
                 Advantage Companies, Inc., as Subsidiary Guarantors, and The
                 Bank of New York, as Trustee
 4.9(13)    --   Form of 2001 Exchange Note
10.1(14)+   --   Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                 Plan
10.2(15)    --   Credit Agreement, dated August 5, 1998, as amended and
                 restated as of June 29, 2000, among Rent-A-Center, Inc., the
                 Lenders party to the Credit Agreement, the Documentation
                 Agent, and Syndication Agent named therein and the Chase
                 Manhattan Bank, as Administrative Agent
10.3(16)    --   First Amendment, dated as of May 8, 2001, to the Credit
                 Agreement, dated as of August 5, 1998, as amended and
                 restated as of June 29, 2000, among Rent-A-Center, Inc., the
                 Lenders party to the Credit Agreement, the Documentation
                 Agent and Syndication Agent named therein and the Chase
                 Manhattan Bank as Administrative Agent
10.4(17)    --   Second Amendment, dated as of November 26, 2001, to the
                 Credit Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the lenders party to the Credit Agreement, the Documentation
                 Agent and Syndication Agent named therein and JP Morgan
                 Chase Bank (formerly known as The Chase Manhattan Bank), as
                 Administrative Agent
10.5(18)    --   Guarantee and Collateral Agreement, dated August 5, 1998,
                 made by Renters Choice, Inc., and certain of its
                 Subsidiaries in favor of the Chase Manhattan Bank, as
                 Administrative Agent
10.6(19)    --   Amended and Restated Stockholders Agreement by and among
                 Apollo Investment Fund IV, L.P., Apollo Overseas Partners
                 IV, L.P., J. Ernest Talley, Mark E. Speese, Rent-A-Center,
                 Inc., and certain other persons
10.7(20)    --   Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                 L.P., and Apollo Overseas Partners IV, L.P., related to the
                 Series A Convertible Preferred Stock
10.8(21)    --   Common Stock Purchase Agreement, dated as of October 8,
                 2001, by and among J. Ernest Talley, Mary Ann Talley, the
                 Talley 1999 Trust and Rent-A-Center, Inc.

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
10.9(22)    --   Exchange and Registration Rights Agreement, dated December
                 19, 2001, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                 Advantage Companies, Inc., J.P. Morgan Securities, Inc.,
                 Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc.,
                 and Lehman Brothers, Inc.
21.1(23)    --   Subsidiaries of Rent-A-Center, Inc.
23.1*       --   Consent of Grant Thornton LLP

---------------

  *  Filed herewith.

  +  Management contract or company plan or arrangement

 (1) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 (2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

 (3) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

 (4) Incorporated herein by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

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

 (8) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

 (9) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(13) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(14) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement of Form S-4 filed on January 22, 2002 (File No. 333-81160)

(15) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(16) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(17) Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(18) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(19) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(20) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(22) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(23) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement on Form S-4 filed on January 19, 1999