Form 10-Q
period 2002-03-31
RENT A CENTER INC DE
filed 2002-05-07
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                  YES  X   NO
                                      ---    ---




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2002:


              Class                                           Outstanding
--------------------------------------                    -------------------
Common stock, $.01 par value per share                        24,390,692

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                  --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001      3

         Consolidated Statements of Earnings for the three months ended              4
             March 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the three months ended            5
             March 31, 2002 and 2001

         Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition                11
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                  21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          22

Item 6.  Exhibits and Reports on Form 8-K                                           24


SIGNATURES

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)                         MARCH 31,     DECEMBER 31,
                                                                       2002           2001
                                                                    -----------    -----------
                                                                     UNAUDITED
                             ASSETS
    Cash and cash equivalents ...................................   $   167,264    $   107,958
    Accounts receivable - trade .................................         2,808          1,664
    Prepaid expenses and other assets ...........................        32,499         29,846
    Rental merchandise, net
      On rent ...................................................       544,471        531,627
      Held for rent .............................................       112,073        122,074
    Property assets, net ........................................       105,157        106,883
    Deferred income tax asset ...................................            --          8,772
    Intangible assets, net ......................................       712,764        711,096
                                                                    -----------    -----------
                                                                    $ 1,677,036    $ 1,619,920
                                                                    ===========    ===========

                           LIABILITIES
    Accounts payable - trade ....................................   $    65,398    $    49,930
    Accrued liabilities .........................................       186,403        170,196
    Deferred income tax liability ...............................         3,304             --
    Senior debt .................................................       428,000        428,000
    Subordinated notes payable, net of discount .................       274,525        274,506
                                                                    -----------    -----------
                                                                        957,630        922,632

COMMITMENTS AND CONTINGENCIES ...................................            --             --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
    placement costs, $.01 par value; 5,000,000 shares authorized;
    295,198 and 292,434 shares issued and outstanding in 2002
    and 2001, respectively ......................................       294,674        291,910

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 125,000,000 shares
      authorized; 28,084,227 and 27,726,092 shares issued in
      2002 and 2001, respectively ...............................           281            277
    Additional paid-in capital ..................................       203,490        191,438
    Accumulated comprehensive loss ..............................        (4,539)        (6,319)
    Retained earnings ...........................................       310,224        269,982
    Treasury stock, 3,938,265 and 2,224,179 shares at cost in
        2002 and 2001, respectively .............................       (84,724)       (50,000)
                                                                    -----------    -----------
                                                                        424,732        405,378
                                                                    -----------    -----------

                                                                    $ 1,677,036    $ 1,619,920
                                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                  THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          2002            2001
                                                       ------------    ------------
                                                                 UNAUDITED
Revenues
  Store
     Rentals and fees ..............................   $    443,705    $    393,123
     Merchandise sales .............................         39,605          30,759
     Other .........................................            614           1,330
  Franchise
     Merchandise sales .............................         13,253          13,027
     Royalty income and fees .......................          1,433           1,463
                                                       ------------    ------------
                                                            498,610         439,702


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise ............         92,223          80,812
     Cost of merchandise sold ......................         26,982          21,555
     Salaries and other expenses ...................        262,619         242,219
  Franchise cost of merchandise sold ...............         12,653          12,494
                                                       ------------    ------------
                                                            394,477         357,080

  General and administrative expenses ..............         15,117          12,869
  Amortization of intangibles ......................            720           7,268
                                                       ------------    ------------

        Total operating expenses ...................        410,314         377,217

        Operating profit ...........................         88,296          62,485

Interest expense ...................................         15,798          16,510
Interest income ....................................           (723)           (361)
                                                       ------------    ------------

        Earnings before income taxes ...............         73,221          46,336

Income tax expense .................................         29,658          21,338
                                                       ------------    ------------

        NET EARNINGS ...............................         43,563          24,998

Preferred dividends ................................          4,992           4,325
                                                       ------------    ------------

Net earnings allocable to common stockholders ......   $     38,571    $     20,673
                                                       ============    ============

Basic earnings per common share ....................   $       1.57    $       0.83
                                                       ============    ============

Diluted earnings per common share ..................   $       1.20    $       0.69
                                                       ============    ============


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
(IN THOUSANDS OF DOLLARS)                                                 2002            2001
                                                                      ------------    ------------
                                                                                UNAUDITED
Cash flows from operating activities
   Net earnings ...................................................   $     43,563    $     24,998
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation of rental merchandise ...........................         92,223          80,812
     Depreciation of property assets ..............................          9,466           8,805
     Amortization of intangibles ..................................            720           7,268
     Amortization of financing fees ...............................            690             690
  Changes in operating assets and liabilities, net of effects of
    Acquisitions

     Rental merchandise ...........................................        (93,826)       (118,461)
     Accounts receivable - trade ..................................         (1,144)           (400)
     Prepaid expenses and other assets ............................         (3,435)         (6,250)
     Deferred income taxes ........................................         12,076          10,709
     Accounts payable - trade .....................................         15,468          11,636
     Accrued liabilities ..........................................         20,530          12,239
                                                                      ------------    ------------
        Net cash provided by operating activities .................         96,331          32,046
Cash flows from investing activities
   Purchase of property assets ....................................         (8,100)        (11,846)
   Proceeds from sale of property assets ..........................            374             524
   Acquisitions of businesses, net of cash acquired ...............         (3,549)         (2,835)
                                                                      ------------    ------------
        Net cash used in investing activities .....................        (11,275)        (14,157)
Cash flows from financing activities
   Purchase of treasury stock .....................................        (34,724)             --
   Exercise of stock options ......................................          8,974          11,073
   Repayments of debt .............................................             --         (37,916)
                                                                      ------------    ------------
        Net cash used in financing activities .....................        (25,750)        (26,843)

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS .............................................         59,306          (8,954)

Cash and cash equivalents at beginning of period ..................        107,958          36,495
                                                                      ------------    ------------
Cash and cash equivalents at end of period ........................   $    167,264    $     27,541
                                                                      ============    ============

Supplemental cash flow information
    Cash paid during the year for:
     Interest .....................................................   $     18,585    $     19,676
     Income taxes .................................................          2,018             750
Supplemental schedule of non-cash investing and financing
activities
Fair value of assets acquired .....................................   $      3,549    $      2,835
Cash paid .........................................................          3,549           2,835

During the first quarter of 2002 and 2001, the Company paid dividends on its Series A preferred stock of approximately $2.8 million and $2.7 million by issuing 2,764 and 2,656 shares of Series A preferred stock, respectively.


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. Intangibles. The Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. These statements establish new accounting and reporting standard for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill and periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 142 was effective for our fiscal year beginning January 1, 2002. During the first quarter ended March 31, 2002, we conducted our transitional test of the fair value of goodwill as of December 31, 2001 and determined there was no impairment as of that date. Therefore, the implementation of SFAS No. 142 had no effect on our financial statements or operating results. Under the new standard, goodwill is subject to an annual assessment for impairment using a prescribed fair-value based test.

     Intangibles consist of the following (in thousands):

                                                  MARCH 31, 2002               DECEMBER 31, 2001
                                           ---------------------------   ---------------------------
                                  AVG.         GROSS                         GROSS
                                  LIFE        CARRYING    ACCUMULATED      CARRYING     ACCUMULATED
                                 (YEARS)      AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                  ------   ------------   ------------   ------------   ------------
Amortizable intangible assets
    Franchise network .........       10   $      3,000   $      1,725   $      3,000   $      1,650
    Non-compete agreements ....        5          1,500          1,302          1,677          1,405
    Customer contracts ........      1.5          4,250          2,407          3,994          1,882
Intangible  assets not  subject
to amortization
    Goodwill ..................                 808,610         99,162        806,524         99,162
                                           ------------   ------------   ------------   ------------
Total intangibles .............            $    817,360   $    104,596   $    815,195   $    104,099
                                           ============   ============   ============   ============

    AGGREGATE AMORTIZATION EXPENSE
              Three months ended March 31, 2002...................          $      720
              Three months ended March 31, 2001...................          $    7,268

     Supplemental information regarding intangible assets and amortization.

     Estimated amortization expense for each of the years ending December 31, is as follows:

                                                                        ESTIMATED
                                                                  AMORTIZATION EXPENSE
                                                                --------------------------
                                                                     (IN THOUSANDS)
                              2002........................             $      2,553
                              2003........................                      734
                              2004........................                      300
                              2005........................                      300
                              2006........................                      149
                                                                       ------------
                              TOTAL.......................             $      4,036

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):


         Balance as of January 1, 2002                         $707,362
             Acquisitions during first quarter                    2,086
                                                               --------
         Balance as of March 31, 2002                          $709,448
                                                               ========

     Goodwill and intangible assets recognized prior to July 1, 2001 were amortized through December 31, 2001. Since January 1, 2002, quarterly and annual goodwill amortization of approximately $7.1 million and $28.4 million has not been recognized.

     Below is a schedule showing the pro forma effect of SFAS 142 for the three months ended March 31, 2001 in comparison to the three months ended March 31, 2002.


       (IN THOUSANDS, EXCEPT PER SHARE DATA)              THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2002             2001
                                                          -----------       ----------
                                                                    UNAUDITED
     Net earnings ........................................  $  43,563       $  24,998
     Goodwill amortization, net of tax ...................         --           6,160
                                                            ---------       ---------
     Adjusted net earnings ...............................  $  43,563       $  31,158
                                                            =========       =========

     Diluted weighted average shares outstanding .........     36,321          36,375
                                                            =========       =========
     Diluted earnings per common share before goodwill
     amortization ........................................  $    1.20       $     .86
                                                            =========       =========

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:


      (IN THOUSANDS, EXCEPT PER SHARE DATA)        THREE MONTHS ENDED MARCH 31, 2002
                                                 ---------------------------------------
                                                 NET EARNINGS      SHARES      PER SHARE
                                                 ------------     -------      ---------
     Basic earnings per common share ........       $38,571        24,515       $  1.57
     Effect of dilutive stock options .......            --         1,239
     Assumed conversion of convertible
      Preferred stock .......................         4,992        10,567
                                                    -------       -------

     Diluted earnings per common share ......       $43,563        36,321       $  1.20
                                                    =======       =======       =======


                                                    THREE MONTHS ENDED MARCH 31, 2001
                                                 ---------------------------------------
                                                 NET EARNINGS      SHARES      PER SHARE
                                                 ------------     -------      ---------
     Basic earnings per common share ........       $20,673        24,959       $   .83
     Effect of dilutive stock options .......            --         1,235
     Assumed conversion of convertible
      Preferred stock .......................         4,325        10,181
                                                    -------       -------

     Diluted earnings per common share ......       $24,998        36,375       $   .69
                                                    =======       =======       =======

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     For the three months ended March 31, 2002 and 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 577,000 and 0, respectively.

     Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date.

4.   SUBSIDIARY GUARANTORS

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

     The notes contain restrictive covenants, as defined therein, including a consolidated interest coverage ratio and limitations on incurring additional indebtedness, selling assets of Rent-A-Center's subsidiaries, granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center's assets.

     Rent-A-Center's direct and wholly-owned subsidiaries, consisting of ColorTyme, Inc. and Advantage Companies, Inc. (collectively, the "Guarantors"), have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to these notes. The only direct or indirect subsidiaries of Rent-A-Center that are not Guarantors are inconsequential subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

     Set forth below is certain condensed consolidating financial information as of March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001. The financial information includes the Guarantors from the dates they were acquired or formed by Rent-A-Center and is presented using the push-down basis of accounting.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS


                                                   PARENT          SUBSIDIARY     CONSOLIDATING
                                                   COMPANY         GUARANTORS      ADJUSTMENTS         TOTALS
                                                  ----------       ----------     -------------       ----------
                                                                        (IN THOUSANDS)
     AT MARCH 31, 2002 (UNAUDITED)

     Rental merchandise, net ..............       $  656,544       $       --       $       --        $  656,544
     Intangible assets, net ...............          369,014          343,750               --           712,764
     Other assets .........................          628,547           20,923         (341,742)          307,728
                                                  ----------       ----------       ----------        ----------
               Total assets ...............       $1,654,105       $  364,673       $ (341,742)       $1,677,036
                                                  ==========       ==========       ==========        ==========
     Senior debt ..........................       $  428,000       $       --       $       --        $  428,000
     Other liabilities ....................          522,977            6,653               --           529,630
     Preferred stock ......................          294,674               --               --           294,674
     Stockholders' equity .................          408,454          358,020         (341,742)          424,732
                                                  ----------       ----------       ----------        ----------
               Total liabilities and equity       $1,654,105       $  364,673       $ (341,742)       $1,677,036
                                                  ==========       ==========       ==========        ==========

     AT DECEMBER 31, 2001

     Rental merchandise, net ..............       $  653,701       $       --       $       --        $  653,701
     Intangible assets, net ...............          367,271          343,825               --           711,096
     Other assets .........................          578,077           18,788         (341,742)          255,123
                                                  ----------       ----------       ----------        ----------
               Total assets ...............       $1,599,049       $  362,613       $ (341,742)       $1,619,920
                                                  ==========       ==========       ==========        ==========
     Senior debt ..........................       $  428,000       $       --       $       --        $  428,000
     Other liabilities ....................          489,174            5,458               --           494,632
     Preferred stock ......................          291,910               --               --           291,910
     Stockholders' equity .................          389,965          357,155         (341,742)          405,378
                                                  ----------       ----------       ----------        ----------
               Total liabilities and equity       $1,599,049       $  362,613       $ (341,742)       $1,619,920
                                                  ==========       ==========       ==========        ==========


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                               PARENT       SUBSIDIARY
                                                              COMPANY       GUARANTORS        TOTAL
                                                              --------      ----------       --------
                                                                          (IN THOUSANDS)
     THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

     Total revenues ...................................       $483,924       $ 14,686        $498,610
     Direct store expenses ............................        381,824             --         381,824
     Other  expenses ..................................         60,570         12,653          73,223
                                                              --------       --------        --------
     Net earnings .....................................       $ 41,530       $  2,033        $ 43,563
                                                              ========       ========        ========

     THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

     Total revenues ...................................       $425,212       $ 14,490        $439,702
     Direct store expenses ............................        344,586             --         344,586
     Other expenses ...................................         54,459         15,659          70,118
                                                              --------       --------        --------
     Net earnings (loss) ..............................       $ 26,167       $ (1,169)       $ 24,998
                                                              ========       ========        ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                              PARENT         SUBSIDIARY
                                                                              COMPANY        GUARANTORS          TOTAL
                                                                             ---------       ----------        ---------
                                                                                           (IN THOUSANDS)
             THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

             Net cash provided by operating activities ...............       $  96,052        $     279        $  96,331
                                                                             ---------        ---------        ---------

             Cash flows from investing activities
               Purchase of property assets ...........................          (8,811)             711           (8,100)
               Acquisitions of businesses, net of cash acquired ......          (3,549)              --           (3,549)
               Other .................................................             374               --              374
                                                                             ---------        ---------        ---------
             Net cash used in investing activities ...................         (11,986)             711          (11,275)

             Cash flows from financing activities
               Purchase of treasury stock ............................         (34,724)              --          (34,724)
               Exercise of stock options .............................           8,974               --            8,974
               Intercompany advances .................................             990             (990)              --
                                                                             ---------        ---------        ---------
             Net cash used in financing activities ...................         (24,760)            (990)         (25,750)
                                                                             ---------        ---------        ---------

             Net increase in cash and cash equivalents ...............          59,306               --           59,306
                                                                             ---------        ---------        ---------
             Cash and cash equivalents at beginning of period ........         107,958               --          107,958
                                                                             ---------        ---------        ---------
             Cash and cash equivalents at end of period ..............       $ 167,264        $      --        $ 167,264
                                                                             =========        =========        =========

             THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

             Net cash provided by operating activities ...............       $  31,226        $     820        $  32,046
                                                                             ---------        ---------        ---------
             Cash flows from investing activities
               Purchase of property assets ...........................         (11,836)             (10)         (11,846)
               Acquisitions of businesses, net of cash acquired ......          (2,835)              --           (2,835)
               Other .................................................             524               --              524
                                                                             ---------        ---------        ---------
             Net cash used in investing activities ...................         (14,147)             (10)         (14,157)

             Cash flows from financing activities
               Exercise of stock options .............................          11,073               --           11,073
               Repayments of debt ....................................         (37,916)              --          (37,916)
               Intercompany advances .................................             810             (810)              --
                                                                             ---------        ---------        ---------
             Net cash used in financing activities ...................         (26,033)            (810)         (26,843)
                                                                             ---------        ---------        ---------

             Net increase in cash and cash equivalents ...............          (8,954)              --           (8,954)
             Cash and cash equivalents at beginning of period ........          36,495               --           36,495
                                                                             ---------        ---------        ---------
             Cash and cash equivalents at end of period ..............       $  27,541        $      --        $  27,541
                                                                             =========        =========        =========

5.    COMPREHENSIVE INCOME

      Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                               (IN THOUSANDS)
                                                                             2002            2001
                                                                           --------        --------
     Net earnings ..................................................       $ 43,563        $ 24,998
     Other comprehensive income (loss):
          Unrealized gain on derivatives held
             As cash flow hedges:
              Cumulative effect of adoption of SFAS 133 ............             --           1,378
              Change in unrealized gain (loss) during period .......          4,010          (3,535)
              Reclassification adjustment for loss
                included in net earnings ...........................         (2,230)           (731)
                                                                           --------        --------
                  Other comprehensive income (loss) ................          1,780          (2,888)
                                                                           --------        --------
     Comprehensive income ..........................................       $ 45,343        $ 22,110
                                                                           ========        ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

6.    PURCHASE OF TREASURY STOCK

      In connection with the retirement of our former Chief Executive Office and Chairman of the Board Mr. J. Ernest Talley, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million and on November 30, 2001, repurchased an additional 740,448 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of its common stock held by Mr. Talley at $20.258 per share, for $34.7 million. We repurchased those remaining shares on January 30, 2002. As a result, our treasury stock amount as of March 31, 2002 was $84.7 million.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD-LOOKING STATEMENTS

      The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "could", "estimate," "should", "anticipate" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

      o  uncertainties regarding the ability to open new stores;

      o our ability to acquire additional rent-to-own stores on favorable terms;

      o  our ability to enhance the performance of these acquired stores;

      o our ability to control store level costs and implement our margin enhancement initiatives;

      o our ability to realize benefits from our margin enhancement initiatives;

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

      Additional important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2001. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

      OUR BUSINESS

      We are the largest rent-to-own operator in the United States with an approximate 29% market share based on store count. At March 31, 2002, we operated 2,284 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2002, ColorTyme had 338 franchised stores in 42 states, 326 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

      and accessories under flexible rental purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

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

      If a change in control occurs, we may be required to offer to repurchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facility restricts our ability to repurchase our subordinated notes, including in the event of a change in control. In addition, a change in control would result in an event of default under our senior credit facilities, which could then be accelerated by our lenders, and would require us to offer to redeem our Series A preferred stock. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations, pay all of our subordinated notes and redeem all of our Series A preferred stock, or that we would be able to obtain financing to do so on favorable terms, if at all.

      CRITICAL ACCOUNTING POLICIES INVOLVING ESTIMATES, UNCERTAINTIES OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


      In preparing our financial statements at any point in time, we are also periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. As discussed in the section entitled "Legal Proceedings" and the notes to our consolidated financial statements, we are involved in actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers, claims asserting gender discrimination in our employment practices, as well as claims we violated the federal securities laws. We, together with our counsel, make estimates, if determinable, of our probable liabilities and record such amounts in our consolidated financial statements. These estimates represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. Disclosure is made, when determinable, of the additional possible amount of loss on these claims, or if such estimate cannot be made, that fact is disclosed. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to liabilities to reflect current facts and circumstances.

      Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements provide a meaningful and fair perspective of our company. However, we do not suggest that other general risk factors, such as those discussed in our Annual Report on Form 10-K as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

      OTHER SIGNIFICANT ACCOUNTING POLICIES

      Our significant accounting policies are summarized below and in Note A to our consolidated financial statements included in our Annual Report on Form 10-K.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


      Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets and liabilities. In July 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives acquired after June 30, 2001 were not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization. SFAS 142 requires an impairment test be conducted annually and a transitional impairment test be conducted by June 30, 2002. We completed our transitional impairment test as of March 31, 2002 and no impairment existed at that date.

      Preferred Dividends. Dividends on Series A preferred stock are payable at an annual rate of 3.75%. Shares of Series A preferred stock distributed as dividends in-kind are accounted for at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date.

      RECENT DEVELOPMENTS

      Store Growth. In the second half of 2000, we resumed our strategy of increasing our store base and annual revenues and profits through opportunistic acquisitions and new store openings. During the first quarter of 2002, we acquired a total of three stores and accounts from 19 locations for approximately $3.5 million in 16 separate transactions, opened six new stores and closed six stores. Of the closed stores, three were merged with existing stores and three were sold. As of May 3, 2002, we have acquired seven additional stores and opened six new stores during the second quarter of 2002. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

      Talley Repurchase. In connection with Mr. Talley's retirement, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million and on November 30, 2001, repurchased an additional 740,448 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of our common stock held by Mr. Talley at $20.258 per share, for $34.7 million. We repurchased those remaining shares on January 30, 2002.

      Gender Discrimination Actions. On November 1, 2001, we announced that we reached an agreement in principle for the settlement of the Margaret Bunch, et al. v. Rent-A-Center, Inc. matter pending in federal court in Kansas City, Missouri, which is subject to court approval. Under the terms of the proposed settlement, while not admitting liability, we would pay an aggregate of $12.25 million to the agreed upon class, plus plaintiff's attorneys' fees as determined by the court and costs to administer the settlement process. Accordingly, to account for the aforementioned costs, as well as our own attorneys' fees, we recorded a non-recurring charge of $16.0 million in the third quarter of 2001.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


      The proposed settlement contemplates that the Bunch case will be dismissed with prejudice once such settlement becomes final. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. Similarly, the court in the Tennessee action has stayed the proceedings in that case and the EEOC has agreed to having the Tennessee EEOC action dismissed once the Wilfong settlement is finalized.

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

      Senior Credit Facilities. On May 3, 2002, we amended and restated our senior credit facility to provide for a new Tranche D LC Facility in an aggregate amount at closing equal to $80.0 million to support our outstanding letters of credit, which currently amount to approximately $63.5 million. Under this new LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested LC loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar base rate plus 2.75%, with the entire amount of the LC Facility due on December 31, 2007. As a result of this amendment, our letters of credit will be issued under the new LC Facility which will increase the amount available to us under our revolving credit facility, thereby enabling us to achieve more flexibility and liquidity within our capital structure.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Store Revenue. Total store revenue increased by $58.7 million, or 13.8%, to $483.9 million for the three months ended March 31, 2002 from $425.2 million for the three months ended March 31, 2001. The increase in total store revenue is primarily attributable to growth in same store revenues and incremental revenues in new and acquired stores, as well as an increase in the amount of merchandise sales over the same period in 2001.

      Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending March 31, 2002 and 2001. Same store revenues increased by $30.1 million, or 7.7%, to $423.1 million for the three months ended March 31, 2002 from $393.0 million in 2001. The increase in same store revenues was primarily attributable to an increase in the number of customers served (approximately 404 per store for 2002 vs. approximately 395 per store for 2001 in same stores open), the number of agreements on rent (approximately 624 per store for 2002 vs. approximately 610 per store for 2001 in same stores open), as well as revenue earned per agreement on rent (approximately $96 per month per agreement for 2002 vs. approximately $94 per agreement for 2001). Merchandise sales increased $8.8 million, or 28.8%, to $39.6 million for 2002 from $30.8 million in 2001. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the first quarter of 2002 (approximately 258,000) from the number of items sold in 2001 (approximately 210,000). This increase in the number of items sold in 2002 versus the same period in 2001 was primarily the result of an increase in the amount of customers exercising their early purchase options as a result of in-store promotions made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements.

      Franchise Revenue. Total franchise revenue increased by $196,000, or 1.4%, to $14.7 million for the three months ended March 31, 2002 from $14.5 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the first quarter of 2002 as compared to the first quarter of 2001.

      Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $11.4 million, or 14.1%, to $92.2 million for the three months ended March 31, 2002 from $80.8 million in 2001. This increase was primarily attributable to an increase in rental and fee revenue. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.8% in 2002 from 20.6% for the same period in 2001. This slight increase is primarily a result of in-store promotions made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements. These in-store promotions caused depreciation to be a greater percentage of store rentals and fees revenue on those promotional items rented.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


      Cost of Merchandise Sold. Cost of merchandise sold increased by $5.4 million, or 25.2%, to $27.0 million for the three months ended March 31, 2002 from $21.6 million in 2001. This increase was primarily a result of an increase in the number of items sold during the first three months of 2002 as compared to the first three months of 2001.

      Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.3% for the three months ended March 31, 2002 from 57.0% for the three months ended March 31, 2001. This decrease was primarily attributable to an increase in store revenues in the first quarter of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives and reductions in store level costs.

      Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $159,000, or 1.3%, to $12.7 million for the three months ended March 31, 2002 from $12.5 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the first quarter of 2002 as compared to the first quarter of 2001.

      General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained relatively constant at 3.0% and 2.9% for the three months ending March 31, 2002 and 2001, respectively.

      Amortization of Intangibles. Amortization of intangibles decreased by $6.5 million, or 90.1%, to $720,000 for the three months ended March 31, 2002 from $7.3 million for the three months ended March 31, 2001. This decrease was directly attributable to the implementation of SFAS 142, which requires that goodwill no longer be amortized.

      Operating Profit. Operating profit increased by $25.8 million, or 41.3%, to $88.3 million for the three months ended March 31, 2002 from $62.5 million in 2001. Operating profit as a percentage of total revenue increased to 17.7% for the three months ended March 31, 2002, from 14.2% in 2001. This increase was primarily attributable to an increase in store revenues in the first quarter of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives, reduction of store level costs and the reduction of intangible amortization expense as discussed above. After adjusting reported results for the first quarter of 2001 to exclude the effects of goodwill amortization, operating profit increased by $18.7 million, or 26.9% on a comparable basis.

      Net Earnings. Net earnings increased by $18.6 million, or 74.3%, to $43.6 million for the three months ended March 31, 2002 from $25.0 million in 2001. This increase is primarily attributable to growth in total revenues, reduced interest expenses resulting from a reduction in outstanding debt and a reduction in the expenses associated with the amortization of intangibles. After adjusting reported results for the first quarter of 2001 to exclude the effects of goodwill amortization, net earnings increased by $12.4 million, or 39.8% on a comparable basis.

      Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends increased by $667,500, or 15.4%, to $5.0 million for the three months ended March 31, 2002 as compared to $4.3 million in 2001. This increase is a result of more shares of Series A Preferred stock outstanding for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

      LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities increased by $64.3 million to $96.3 million for the three months ending March 31, 2002 from $32.0 million in 2001. This increase resulted primarily from an increase in net earnings and depreciation of rental merchandise, as well as a decrease in the amount of rental merchandise purchased during the first three months of 2002 compared to 2001.

      Cash used in investing activities decreased by $2.9 million to $11.3 million during the three month period ending March 31, 2002 from $14.2 million in 2001. This decrease is primarily attributable to the acquisition and opening of fewer new stores during the first three months of 2002 as compared to 2001 as well as a decrease in capital expenditures.

      Cash used in financing activities decreased by $1.1 million to $25.8 million during the three month period ending March 31, 2002 from $26.8 million in 2001. This decrease is a result of the difference between our purchase of $34.7 million in treasury stock in the first quarter of 2002 as compared to debt repayments of $37.9 million during the first quarter of 2001, offset by fewer proceeds from options exercised in 2002 as compared to 2001. During the second quarter of 2002, we have prepaid $37.1 million of our senior debt.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

      We believe that cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation and our store expansion intentions during 2002. At April 30, 2002, we had $154.5 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

      Rental Merchandise Purchases. We purchased $137.9 million and $151.8 million of rental merchandise during the three month periods ending March 31, 2002 and 2001, respectively.

      Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $8.1 million and $11.8 million on capital expenditures during the three month periods ending March 31, 2002 and 2001, respectively, and expect to spend approximately $36.9 million for the remainder of 2002.

      Acquisitions and New Store Openings. For the first three months of 2002, we spent approximately $3.5 million on acquisitions. For the entire year ending December 31, 2002, we intend to add approximately 5% to 10% to our store base by opening between 60 and 80 new store locations as well as continuing to pursue opportunistic acquisitions.

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

      Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at March 31, 2002.



              PERIOD (YEAR) ENDING
                  DECEMBER 31,                         (IN THOUSANDS)
              --------------------                     --------------
                      2002..............                $     1,849
                      2003..............                      1,849
                      2004..............                     26,379
                      2005..............                    100,000
                      2006..............                    177,078
                Thereafter..............                    120,845
                                                        -----------
                                                        $   428,000
                                                        ===========

      Since March 31, 2002, we have prepaid approximately $37.1 million of our senior debt during the second quarter, $19.0 million of which has been paid since April 30, 2002.

      Under our senior credit facilities, we are required to use 25% of the net proceeds from any equity offering to repay our term loans. We intend to continue to make prepayments of debt under our senior credit facilities or repurchase some of our senior subordinated notes to the extent we have available cash that is not necessary for store openings or acquisitions. Our senior credit facilities currently limit our ability to repurchase our senior subordinated notes in excess of $54.0 million. We cannot, however, assure you that we will have excess cash available for these purposes.

      Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by JP Morgan Chase Bank, as administrative agent. At March 31, 2002, we had a total of $428.0 million outstanding under these facilities, all of which was under our term loans. At March 31, 2002, we had $56.4 million of availability under this revolving credit facility.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


      Borrowings under the senior credit facilities bear interest at varying rates equal to 1.50% to 3.0% over LIBOR, which was 1.91% at March 31, 2002. We also have a prime rate option under the facilities, but have not exercised it to date. At March 31, 2002, the average rate on outstanding senior debt borrowings was 8.69%.

      On May 3, 2002, we amended and restated our senior credit facility to provide for a new Tranche D LC Facility in an aggregate amount at closing equal to $80.0 million to support our outstanding letters of credit, which currently amount to approximately $63.5 million. Under this new LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested LC loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar base rate plus 2.75%, with the entire amount of the LC Facility due on December 31, 2007. As a result of this amendment, our letters of credit will be issued under the new LC Facility which will increase the amount available to us under our revolving credit facility, thereby enabling us to achieve more flexibility and liquidity within our capital structure. At May 3, 2002, our revolving credit facilities provide us with revolving loans in an aggregate principal amount of $130.0 million, all of which was available.

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

      o  repurchase our capital stock and senior subordinated notes;

      o  incur liens or other encumbrances;

      o  merge, consolidate or sell substantially all our property or business;

      o  sell assets, other than inventory;

      o make investments or acquisitions unless we meet financial tests and other requirements;

      o  make capital expenditures; or

      o  enter into a new line of business.

      The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At March 31, 2002, the maximum leverage ratio was 3.75:1, the minimum interest coverage ratio was 3.00:1, and the minimum fixed charge coverage ratio was 1.30:1. On that date, our actual ratios were 2.12:1, 5.53:1 and 2.25:1, respectively.

      Events of default under the senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facilities would occur if we undergo a change of control. This is defined to include the case where Apollo ceases to own at least 4,474,673 shares of our common stock on an as converted basis, or a third party becomes the beneficial owner of 33.33% or more of our voting stock at a time when certain permitted investors own less than the third party or Apollo entities own less than 35% of the voting stock owned by the permitted investors. We do not have the ability to prevent Apollo from selling its stock, and therefore would be subject to an event of default if Apollo did so and its sales were not agreed to by the lenders under the senior credit facilities. This could result in the acceleration of the maturity of our debt under the senior credit facilities, as well as under the subordinated notes through their cross-acceleration provision.

      Senior Subordinated Notes. In August 1998, we issued $175.0 million of senior subordinated notes, maturing on August 15, 2008, under an indenture dated as of August 18, 1998 among us, our subsidiary guarantors and the trustee, which is now The Bank of New York, as successor to IBJ Schroder Bank & Trust Company. In December 2001, we issued an additional $100.0 million of 11% senior subordinated notes, maturing on August 15, 2008, under a separate indenture dated as of

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


      December 19, 2001 among us, our subsidiary guarantors and The Bank of New York, as trustee. On May 2, 2002, we closed an exchange offer for, among other things, all of the notes issued by us under the 1998 indenture, such that all of our senior subordinated notes are now governed by the terms of the 2001 indenture.

      The 2001 indenture contains covenants that limit our ability to:

      o  incur additional debt;

      o  sell assets or our subsidiaries;

      o  grant liens to third parties;

      o  pay dividends or repurchase stock; and

      o  engage in a merger or sell substantially all of our assets.

      Events of default under the 2001 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25 million.

      We may redeem the notes after August 15, 2003, at our option, in whole or in part, at a premium declining from 105.5%.

      The subordinated notes also require that upon the occurrence of a change of control (as defined in the 2001 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. If we did not comply with this repurchase obligation, this would trigger an event of default under our senior credit facilities.

      Store Leases. We lease space for all of our stores as well as our corporate and regional offices under operating leases expiring at various times through 2010.

      ColorTyme Guarantee. ColorTyme is a party to an agreement with Textron Financial Corporation, who provides financing to qualifying franchisees of ColorTyme. Under this agreement, in the event of default by the franchisee under agreements governing this financing and upon the occurrence of certain events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. We guarantee the obligations of ColorTyme under this agreement up to a maximum amount of $50.0 million, of which $37.7 million was outstanding as of March 31, 2002.

      Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of March 31, 2002, we have paid approximately $123.7 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

      The proposed settlement contemplates that the Bunch case will be dismissed with prejudice once such settlement becomes final. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. Similarly, the court in the Tennessee EEOC action has stayed the proceeding in that case and the EEOC has agreed to having the case dismissed once the Wilfong settlement is finalized.

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

      Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note J or our consolidated financial statements included in our Annual Report on Form 10-K.

      Sales of Equity Securities. On May 31, 2001, we completed an offering of 3,680,000 shares of our common stock at an offering price of $42.50 per share. In that offering, 1,150,000 shares were offered by us and 2,530,000 shares were offered by some of our stockholders. Net proceeds to us were approximately $45.6 million.

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

      Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2002:


                                                                         PAYMENTS DUE BY YEAR END:
          Contractual Cash Obligations(1)               TOTAL        2002         2003           2004      2005 AND THEREAFTER
          -------------------------------              --------    --------     --------       --------    -------------------
                                                                              (IN THOUSANDS)
      Senior Credit Facilities
               (including current portion) ........    $428,000    $  1,849     $  1,849       $ 26,379         $397,923
      11% Senior Subordinated Notes(2) ............     471,625      15,125       30,250         30,250          396,000
      Series A Preferred Stock(3) .................      70,487          --        1,795         11,757           56,934
      Operating Leases ............................     307,046      70,935       85,656         71,647           78,808

----------

      (1) Excludes obligations under the ColorTyme guarantee, as well as the change in control and acceleration provisions under the senior credit facilities, and the optional redemption, change in control and acceleration provisions under the indenture governing our subordinated notes.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     (2) Includes interest payments of $15.13 million on each of February 15 and August 15 of each year.

     (3) Represents cash dividends required to be paid on the Series A preferred stock from August 5, 2003 through August 5, 2009 but excludes the obligations related to change in control and redemption, and assumes that the internal rate of return threshold allowing us to cease paying dividends of the Series A preferred stock is not met.

      Talley Repurchase. In connection with Mr. Talley's retirement, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock held by Mr. Talley at $20.258 per share. We repurchased those remaining shares on January 30, 2002.

      Our senior credit facilities contain covenants that generally limit our ability to repurchase our capital stock. In addition, the indenture governing our subordinated notes contain covenants limiting our ability to repurchase our capital stock. Under these agreements, we had the ability to effect the repurchases of our common stock from Mr. Talley. However, as a result of those repurchases, our ability to make further repurchases of our common stock, including pursuant to our common stock repurchase program, is limited.

      Common Stock Repurchase Program. In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25 million of our common stock. To date, no shares of common stock have been purchased by us under this share repurchase program. We have suspended this share repurchase program pending the consummation of an equity offering by some of our stockholders. However, we may begin repurchasing shares of our common stock at any time, subject to the limitations in our senior credit facilities and the indenture governing our senior subordinated notes.

      Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

      Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise their early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of rental purchase agreements on rent in the third quarter of each fiscal year when to compared to other quarters throughout the year. As a result, we would expect revenues for the third quarter of each fiscal year to remain relatively flat with the prior quarter. We expect this trend to continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      INTEREST RATE SENSITIVITY

      As of March 31, 2002, we had $275.0 million in subordinated notes outstanding at a fixed interest rate of 11.0% and $428.0 million in term loans outstanding at interest rates indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at March 31, 2002 was $291.5 million, which is $16.5 million above their carrying value. Unlike the subordinated notes, the $428.0 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. Of the $500.0 million in agreements, $250.0 million expired in September 2001 and the remaining $250.0 million will expire in 2003. Given our current capital structure, including our interest rate swap agreements, we have $178.0 million, or 25.3% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.8 million. The swap agreements had an aggregate fair value of $(7.3) million and $(5.3) million at March 31, 2002 and 2001, respectively. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $4.7 million.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

      The proposed class originally included all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. In her class certification briefing, Plaintiff acknowledged her claims under the General Business Law in New York are subject to a three year statute of limitations, and is now requesting a class of all persons in New York who paid for rental merchandise from us since November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgement, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing Plaintiff's claims based on the alleged failure to disclose an effective interest rate. Plaintiff's other claims were not dismissed. Plaintiff moved to certify a state-wide class in December 2000. Plaintiff's class certification motion was heard by the court on November 7, 2001, at which time the court took the motion under advisement. We are vigorously defending this action and opposing class certification. Although there can be no assurance that our position will prevail, or that we will be found not to have any liability, we believe the decision by the Appellate Division regarding interest rate disclosure to be a significant and favorable development in this matter.

      Wisconsin Attorney General Proceeding. On August 4, 1999, the Wisconsin Attorney General filed suit against us and our subsidiary ColorTyme in the Circuit Court of Milwaukee County, Wisconsin, alleging that our rent-to-rent transaction, coupled with the opportunity afforded our rental customers to purchase the rented merchandise under what we believe is a separate transaction, is a disguised credit sale subject to the Wisconsin Consumer Act. Accordingly, the Attorney General alleges that we have failed to disclose credit terms, misrepresented the terms of the transaction and engaged in unconscionable practices. We currently operate 26 stores in Wisconsin.

      The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation. If the Attorney General's theory on damages prevails, the Attorney General's claim for monetary penalties would apply to at least 17,900 transactions through January 31, 2002. On October 31, 2001, the Attorney General filed a motion for summary judgment on several counts in the complaint, including the principal claim that our rent-to-rent transaction is governed by the Wisconsin Consumer Act. Our response was filed on December 17, 2001. A pre-trial conference and hearing on the motion for summary judgment took place on January 22, 2002, at which time the court ruled in favor of the Attorney General's motion for summary judgment on the liability issues and set the case for trial on damages for February 2003.

      Since the filing of this suit, we have attempted to negotiate a mutually satisfactory resolution of these claims with the Wisconsin Attorney General's office, including the consideration of possible changes in our business practices in Wisconsin. To date, we have not been successful, but our efforts are ongoing. If we are unable to negotiate a settlement with the Attorney General, we intend to litigate the suit. We cannot assure you, however, that the outcome of this matter will not have a material adverse impact on our financial position, results of operations or cash flows.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


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

      The proposed settlement contemplates that the Bunch case will be dismissed with prejudice once such settlement becomes final. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. Similarly, the court in the Tennessee EEOC action has stayed the proceeding in that case and the EEOC has agreed to having the case dismissed once the Wilfong settlement is finalized.

      The terms of the proposed settlement are subject to the parties entering into a definitive settlement agreement and court approval. While we believe the proposed settlement is fair, we cannot assure you that the settlement will be approved by the court in its present form.

      Terry Walker, et. al. v. Rent-A-Center, Inc., et. al.; Chaim Klein, et. al. v. Rent-A-Center, Inc., et. al.; John Farrar, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against us and certain of our current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleges that the defendants violated Sections 10(b) and/or
      Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our financial performance and prospects for the third and fourth quarters of 2001. The complaint purports to be brought on behalf of all purchasers of our common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts. We anticipate that the similar complaints filed by Chaim Klein and John Farrar will be consolidated by the court with the Walker matter. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

                         RENT-A-CENTER AND SUBSIDIAIRES


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      CURRENT REPORTS ON FORM 8-K

      None.

      EXHIBITS


        EXHIBIT
         NUMBER              EXHIBIT DESCRIPTION

         3.1(1)       --      Amended and Restated Certificate of Incorporation
                              of Renters Choice, Inc.

         3.2(2)       --      Certificate of Amendment to the Amended and
                              Restated Certificate of Incorporation of Renters
                              Choice, Inc.

         3.3(3)       --      Certificate of Amendment to the Amended and
                              Restated Certificate of Incorporation of
                              Rent-A-Center, Inc.

         3.4*         --      Amended and Restated Bylaws of Rent-A-Center, Inc.

         4.1(4)       --      Form of Certificate evidencing Common Stock

         4.2(5)       --      Certificate of Designations, Preferences and
                              Relative Rights and Limitations of Series A
                              Preferred Stock of Renters Choice, Inc.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

        EXHIBIT
         NUMBER              EXHIBIT DESCRIPTION

         4.3(6)       --      Certificate of Designations, Preferences and
                              Relative Rights and Limitations of Series B
                              Preferred Stock of Renters Choice, Inc.

         4.4(7)       --      Indenture, dated as of August 18, 1998, by and
                              among Renters Choice, Inc., as Issuer, ColorTyme,
                              Inc. and Rent-A-Center, Inc., as Subsidiary
                              Guarantors, and IBJ Schroder Bank & Trust Company, as Trustee

         4.5(8)       --      Form of Certificate evidencing Series A Preferred
                              Stock

         4.6(9)       --      Form of 1998 Exchange Note

         4.7(10)      --      First Supplemental Indenture, dated as of December
                              31, 1998, by and among Renters Choice Inc.,
                              Rent-A-Center, Inc., ColorTyme, Inc., Advantage
                              Companies, Inc. and IBJ Schroder Bank & Trust
                              Company, as Trustee.

         4.8(11)      --      Indenture, dated as of December 19, 2001, by and
                              among Rent-A-Center, Inc., as Issuer, ColorTyme,
                              Inc., and Advantage Companies, Inc., as Subsidiary
                              Guarantors, and The Bank of New York, as Trustee

         4.9*         --      First Supplemental Indenture, dated as of May 1,
                              2002, by and among Rent-A-Center, Inc., ColorTyme,
                              Inc., Advantage Companies, Inc. and The Bank of
                              New York, as Trustee.

         4.10(12)     --      Form of 2001 Exchange Note

         10.1(13)+    --      Amended and Restated Rent-A-Center, Inc. Long-Term
                              Incentive Plan

         10.2(14)     --      Amended and Restated Credit Agreement, dated as of
                              August 5, 1998 as amended and restated as of June
                              29, 2000, among Rent-A-Center, Inc., Comerica
                              Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and The Chase Manhattan
                              Bank, as Administrative Agent.

         10.3(15)     --      First Amendment to the Credit Agreement, dated
                              August 5, 1998, as amended and restated as of June
                              29, 2000, among Rent-A-Center, Inc., the Lenders party to the Credit Agreement, the Documentation
                              Agent, and Syndication Agent named therein and the Chase Manhattan Bank, as Administrative Agent

         10.4(16)     --      Second Amendment, dated as of November 26, 2001,
                              to the Credit Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the lenders party to the Credit Agreement, the Documentation Agent and
                              Syndication Agent named therein and JP Morgan
                              Chase Bank (formerly known as The Chase Manhattan
                              Bank), as Administrative Agent

         10.5*        --      Amended and Restated Credit Agreement, dated as of
                              August 5, 1998, as amended and restated as of May
                              3, 2002, among Rent-A-Center, Inc., Comerica Bank, as Documentation Agent, Bank of America, N.A., as
                              Syndication Agent and JPMorgan Chase Bank, as
                              Administrative Agent.

         10.6(17)     --      Guarantee and Collateral Agreement, dated August
                              5, 1998, made by Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase
                              Manhattan Bank, as Administrative Agent

         10.7(18)     --      Amended and Restated Stockholders Agreement by and
                              among Apollo Investment Fund IV, L.P., Apollo
                              Overseas Partners IV, L.P., J. Ernest Talley, Mark
                              E. Speese, Rent-A-Center, Inc., and certain other persons

         10.8(19)     --      Registration Rights Agreement, dated August 5,
                              1998, by and between Renters Choice, Inc., Apollo
                              Investment Fund IV, L.P., and Apollo Overseas
                              Partners IV, L.P., related to the Series A
                              Convertible Preferred Stock

         10.9(20)     --      Common Stock Purchase Agreement, dated as of
                              October 8, 2001, by and among J. Ernest Talley,
                              Mary Ann Talley, the Talley 1999 Trust and
                              Rent-A-Center, Inc.

        10.10(21)     --      Exchange and Registration Rights Agreement, dated
                              December 19, 2001, by and among Rent-A-Center,
                              Inc., ColorTyme, Inc., Advantage Companies, Inc.,
                              J.P. Morgan Securities, Inc., Morgan Stanley & Co.
                              Incorporated, Bear, Stearns & Co. Inc., and Lehman
                              Brothers, Inc.

         21.1(22)     --      Subsidiaries of Rent-A-Center, Inc.

      *     Filed herewith.

      +     Management contract or company plan or arrangement

      (1) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

      (2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


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

      (9) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

      (10) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

      (11) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (12) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (13) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement of Form S-4 filed on January 22, 2002

      (14) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

      (15) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

      (16) Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (17) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

      (18) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

      (19) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

      (20) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

      (21) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (22) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement on Form S-4 filed on January 19, 1999

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.

                                          RENT-A-CENTER, INC.

                                          By: /s/ Robert D. Davis
                                              ---------------------------------
                                              Robert D. Davis
                                              Senior Vice President-Finance and
                                              Chief Financial Officer

Date: May 7, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS


        EXHIBIT
         NUMBER              EXHIBIT DESCRIPTION
        -------              -------------------
         3.1(1)       --      Amended and Restated Certificate of Incorporation
                              of Renters Choice, Inc.

         3.2(2)       --      Certificate of Amendment to the Amended and
                              Restated Certificate of Incorporation of Renters
                              Choice, Inc.

         3.3(3)       --      Certificate of Amendment to the Amended and
                              Restated Certificate of Incorporation of
                              Rent-A-Center, Inc.

         3.4*         --      Amended and Restated Bylaws of Rent-A-Center, Inc.

         4.1(4)       --      Form of Certificate evidencing Common Stock

         4.2(5)       --      Certificate of Designations, Preferences and
                              Relative Rights and Limitations of Series A
                              Preferred Stock of Renters Choice, Inc.

         4.3(6)       --      Certificate of Designations, Preferences and
                              Relative Rights and Limitations of Series B
                              Preferred Stock of Renters Choice, Inc.

         4.4(7)       --      Indenture, dated as of August 18, 1998, by and
                              among Renters Choice, Inc., as Issuer, ColorTyme,
                              Inc. and Rent-A-Center, Inc., as Subsidiary
                              Guarantors, and IBJ Schroder Bank & Trust Company,
                              as Trustee

         4.5(8)       --      Form of Certificate evidencing Series A Preferred
                              Stock

         4.6(9)       --      Form of 1998 Exchange Note

         4.7(10)      --      First Supplemental Indenture, dated as of December
                              31, 1998, by and among Renters Choice Inc.,
                              Rent-A-Center, Inc., ColorTyme, Inc., Advantage
                              Companies, Inc. and IBJ Schroder Bank & Trust
                              Company, as Trustee.

         4.8(11)      --      Indenture, dated as of December 19, 2001, by and
                              among Rent-A-Center, Inc., as Issuer, ColorTyme,
                              Inc., and Advantage Companies, Inc., as Subsidiary
                              Guarantors, and The Bank of New York, as Trustee

         4.9*         --      First Supplemental Indenture, dated as of May 1,
                              2002, by and among Rent-A-Center, Inc., ColorTyme,
                              Inc., Advantage Companies, Inc. and The Bank of
                              New York, as Trustee.

         4.10(12)     --      Form of 2001 Exchange Note

         10.1(13)+    --      Amended and Restated Rent-A-Center, Inc. Long-Term
                              Incentive Plan

         10.2(14)     --      Amended and Restated Credit Agreement, dated as of
                              August 5, 1998 as amended and restated as of June
                              29, 2000, among Rent-A-Center, Inc., Comerica
                              Bank, as Documentation Agent, Bank of America NA,
                              as Syndication Agent, and The Chase Manhattan
                              Bank, as Administrative Agent.

         10.3(15)     --      First Amendment to the Credit Agreement, dated
                              August 5, 1998, as amended and restated as of June
                              29, 2000, among Rent-A-Center, Inc., the Lenders
                              party to the Credit Agreement, the Documentation
                              Agent, and Syndication Agent named therein and the
                              Chase Manhattan Bank, as Administrative Agent

         10.4(16)     --      Second Amendment, dated as of November 26, 2001,
                              to the Credit Agreement, dated as of August 5,
                              1998, as amended and restated as of June 29, 2000,
                              among Rent-A-Center, Inc., the lenders party to
                              the Credit Agreement, the Documentation Agent and
                              Syndication Agent named therein and JP Morgan
                              Chase Bank (formerly known as The Chase Manhattan
                              Bank), as Administrative Agent

         10.5*        --      Amended and Restated Credit Agreement, dated as of
                              August 5, 1998, as amended and restated as of May
                              3, 2002, among Rent-A-Center, Inc., Comerica Bank,
                              as Documentation Agent, Bank of America, N.A., as
                              Syndication Agent and JPMorgan Chase Bank, as
                              Administrative Agent

         10.6(17)     --      Guarantee and Collateral Agreement, dated August
                              5, 1998, made by Renters Choice, Inc., and certain
                              of its Subsidiaries in favor of the Chase
                              Manhattan Bank, as Administrative Agent

         10.7(18)     --      Amended and Restated Stockholders Agreement by and
                              among Apollo Investment Fund IV, L.P., Apollo
                              Overseas Partners IV, L.P., J. Ernest Talley, Mark
                              E. Speese, Rent-A-Center, Inc., and certain other
                              persons

         10.8(19)     --      Registration Rights Agreement, dated August 5,
                              1998, by and between Renters Choice, Inc., Apollo
                              Investment Fund IV, L.P., and Apollo Overseas
                              Partners IV, L.P., related to the Series A
                              Convertible Preferred Stock

         10.9(20)     --      Common Stock Purchase Agreement, dated as of
                              October 8, 2001, by and among J. Ernest Talley,
                              Mary Ann Talley, the Talley 1999 Trust and
                              Rent-A-Center, Inc.

         10.10(21)    --      Exchange and Registration Rights Agreement, dated
                              December 19, 2001, by and among Rent-A-Center,
                              Inc., ColorTyme, Inc., Advantage Companies, Inc.,
                              J.P. Morgan Securities, Inc., Morgan Stanley & Co.
                              Incorporated, Bear, Stearns & Co. Inc., and Lehman
                              Brothers, Inc.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


        EXHIBIT
         NUMBER             EXHIBIT DESCRIPTION
        -------             -------------------
        21.1(22)     --     Subsidiaries of Rent-A-Center, Inc.

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

      (9) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

      (10) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

      (11) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (12) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (13) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement of Form S-4 filed on January 22, 2002

      (14) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

      (15) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

      (16) Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (17) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

      (18) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

      (19) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

      (20) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

      (21) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

      (22) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement on Form S-4 filed on January 19, 1999