Form 10-Q
period 2002-06-30
RENT A CENTER INC DE
filed 2002-08-12
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 YES  X  NO
                                     ---    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2002:


                Class                                       Outstanding
----------------------------------------           ----------------------------
 Common stock, $.01 par value per share                     35,134,796

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
              ---------------------                                                                   --------
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                          3

              Consolidated Statements of Earnings for the six months ended                                   4
                  June 30, 2002 and 2001

              Consolidated Statements of Earnings for the three months ended                                 5
                  June 30, 2002 and 2001

              Consolidated Statements of Cash Flows for the six months ended                                 6
                  June 30, 2002 and 2001

              Notes to Consolidated Financial Statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition                                   14
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     26

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             27

Item 4.       Submission of Matters to a Vote of Security Holders                                           30

Item 6.       Exhibits and Reports on Form 8-K                                                              30


SIGNATURES

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)                            JUNE 30,      DECEMBER 31,
                                                                          2002            2001
                                                                       -----------    ------------
                                                                        UNAUDITED
                             ASSETS
    Cash and cash equivalents ......................................   $    93,824    $    107,958
    Accounts receivable - trade ....................................         1,889           1,664
    Prepaid expenses and other assets ..............................        31,335          29,846
    Rental merchandise, net
      On rent ......................................................       517,500         531,627
      Held for rent ................................................       131,705         122,074
    Property assets, net ...........................................       104,253         106,883
    Deferred income tax assets .....................................            --           8,772
    Intangible assets, net .........................................       724,091         711,096
                                                                       -----------    ------------
                                                                       $ 1,604,597    $  1,619,920
                                                                       ===========    ============

                           LIABILITIES
    Accounts payable - trade .......................................   $    47,959    $     49,930
    Accrued liabilities ............................................       201,453         170,196
    Deferred income tax liabilities ................................         6,387              --
    Senior debt ....................................................       300,000         428,000
    Subordinated notes payable, net of discount ....................       274,543         274,506
                                                                       -----------    ------------
                                                                           830,342         922,632

COMMITMENTS AND CONTINGENCIES ......................................            --              --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
    placement costs, $.01 par value; 5,000,000 shares authorized;
    200,762 and 292,434 shares issued and outstanding in 2002
    and 2001, respectively .........................................       200,702         291,910

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 125,000,000 shares
      authorized; 31,957,902 and 27,726,092 shares issued in
      2002 and 2001, respectively ..................................           320             277
    Additional paid-in capital .....................................       316,437         191,438
    Accumulated comprehensive loss .................................        (5,655)         (6,319)
    Retained earnings ..............................................       347,175         269,982
    Treasury stock, 3,938,265 and 2,224,179 shares at cost in
        2002 and 2001, respectively ................................       (84,724)        (50,000)
                                                                       -----------    ------------
                                                                           573,553         405,378
                                                                       -----------    ------------

                                                                       $ 1,604,597    $  1,619,920
                                                                       ===========    ============


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


(IN THOUSANDS, EXCEPT PER SHARE DATA)                SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                        2002           2001
                                                     ----------     ----------
                                                            UNAUDITED
Revenues
  Store
     Rentals and fees ............................   $  899,854     $  802,146
     Merchandise sales ...........................       63,599         50,871
     Other .......................................        1,181          2,238
  Franchise
     Merchandise sales ...........................       25,739         24,259
     Royalty income and fees .....................        2,897          2,947
                                                     ----------     ----------
                                                        993,270        882,461


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise ..........      186,577        165,088
     Cost of merchandise sold ....................       44,479         37,000
     Salaries and other expenses .................      527,097        486,584
  Franchise cost of merchandise sold .............       24,537         23,197
                                                     ----------     ----------
                                                        782,690        711,869

  General and administrative expenses ............       32,402         26,803
  Amortization of intangibles ....................        1,642         14,664
                                                     ----------     ----------

        Total operating expenses .................      816,734        753,336

        Operating profit .........................      176,536        129,125

Non-recurring finance charge .....................        2,909             --
Interest expense .................................       31,355         32,378
Interest income ..................................       (1,428)          (588)
                                                     ----------     ----------

        Earnings before income taxes .............      143,700         97,335

Income tax expense ...............................       58,194         44,792
                                                     ----------     ----------

        NET EARNINGS .............................       85,506         52,543

Preferred dividends ..............................        8,890          9,378
                                                     ----------     ----------

Net earnings allocable to common stockholders ....   $   76,616     $   43,165
                                                     ==========     ==========

Basic earnings per common share ..................   $     3.05     $     1.71
                                                     ==========     ==========

Diluted earnings per common share ................   $     2.34     $     1.43
                                                     ==========     ==========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


(IN THOUSANDS, EXCEPT PER SHARE DATA)                        THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                 2002             2001
                                                             ----------       ----------
                                                                      UNAUDITED
Revenues
  Store
     Rentals and fees .................................      $  456,149       $  409,023
     Merchandise sales ................................          23,994           20,112
     Other ............................................             567              908
  Franchise
     Merchandise sales ................................          12,486           11,232
     Royalty income and fees ..........................           1,464            1,484
                                                             ----------       ----------
                                                                494,660          442,759


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise ...............          94,354           84,276
     Cost of merchandise sold .........................          17,497           15,445
     Salaries and other expenses ......................         264,478          244,365
  Franchise cost of merchandise sold ..................          11,884           10,703
                                                             ----------       ----------
                                                                388,213          354,789

  General and administrative expenses .................          17,285           13,934
  Amortization of intangibles .........................             922            7,396
                                                             ----------       ----------

        Total operating expenses ......................         406,420          376,119

        Operating profit ..............................          88,240           66,640

Non-recurring finance charge ..........................           2,909               --
Interest expense ......................................          15,557           15,868
Interest income .......................................            (705)            (227)
                                                             ----------       ----------

        Earnings before income taxes ..................          70,479           50,999

Income tax expense ....................................          28,536           23,454
                                                             ----------       ----------

        NET EARNINGS ..................................          41,943           27,545

Preferred dividends ...................................           3,898            5,053
                                                             ----------       ----------

Net earnings allocable to common stockholders .........      $   38,045       $   22,492
                                                             ==========       ==========

Basic earnings per common share .......................      $     1.48       $     0.88
                                                             ==========       ==========

Diluted earnings per common share .....................      $     1.14       $     0.74
                                                             ==========       ==========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------
(IN THOUSANDS OF DOLLARS)                                                           2002             2001
                                                                                 ----------       ----------
                                                                                          UNAUDITED
Cash flows from operating activities
   Net earnings ...........................................................      $   85,506       $   52,543
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation of rental merchandise ...................................         186,577          165,088
     Depreciation of property assets ......................................          18,878           18,312
     Amortization of intangibles ..........................................           1,642           14,664
     Amortization of financing fees .......................................           4,289            1,380
  Changes in operating assets and liabilities, net of effects of
    Acquisitions

     Rental merchandise ...................................................        (174,455)        (205,454)
     Accounts receivable - trade ..........................................            (225)           1,795
     Prepaid expenses and other assets ....................................            (900)          (2,389)
     Deferred income taxes ................................................          15,159           20,717
     Accounts payable - trade .............................................          (1,971)         (18,218)
     Accrued liabilities ..................................................          38,381           15,140
                                                                                 ----------       ----------
        Net cash provided by operating activities .........................         172,881           63,578
Cash flows from investing activities
   Purchase of property assets ............................................         (16,791)         (29,685)
   Proceeds from sale of property assets ..................................             581              356
   Acquisitions of businesses, net of cash acquired .......................         (27,179)         (34,534)
                                                                                 ----------       ----------
        Net cash used in investing activities .............................         (43,389)         (63,863)
Cash flows from financing activities
   Purchase of treasury stock .............................................         (34,724)              --
   Exercise of stock options ..............................................          19,098           21,562
   Proceeds from issuance of common stock .................................              --           45,677
   Repayments of debt .....................................................        (128,000)         (76,051)
                                                                                 ----------       ----------
            Net cash used in financing activities .........................        (143,626)          (8,812)

        NET DECREASE IN CASH AND CASH
          EQUIVALENTS .....................................................         (14,134)          (9,097)
Cash and cash equivalents at beginning of period ..........................         107,958           36,495
                                                                                 ----------       ----------
Cash and cash equivalents at end of period ................................      $   93,824       $   27,398
                                                                                 ==========       ==========

Supplemental cash flow information Cash paid during the year for:
     Interest .............................................................      $   26,345       $   31,337
     Income taxes .........................................................      $   17,609       $    6,798
Supplemental schedule of non-cash investing and financing
activities
Fair value of assets acquired .............................................      $   27,179       $   34,534
Cash paid .................................................................      $   27,179       $   34,534
                                                                                 ----------       ----------
Liabilities assumed .......................................................      $       --       $       --
                                                                                 ==========       ==========

During the second quarter of 2002 and 2001, we paid dividends on our Series A preferred stock of approximately $2.7 million and $2.6 million by issuing 2,730 and 2,630 shares of Series A preferred stock, respectively.

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2002. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. Intangibles. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets and require, among other things, the elimination of the pooling of interests method of accounting, amortization of acquired goodwill as well as periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 142 is effective for our fiscal year beginning January 1, 2002. We conducted the transitional test of the fair value of our goodwill outstanding as of December 31, 2001 as required and determined there was no impairment as of that date. Accordingly, the implementation of SFAS No. 142 had no effect on our financial statements or operating results. Under SFAS No. 142, goodwill is subject to an annual assessment for impairment using a prescribed fair-value based test.

     Intangibles consist of the following (in thousands):

                                                     JUNE 30, 2002           DECEMBER 31, 2001
                                                -----------------------   -----------------------
                                        AVG.     GROSS                      GROSS
                                        LIFE    CARRYING    ACCUMULATED   CARRYING   ACCUMULATED
                                       (YEARS)   AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                       -------  --------   ------------   --------   ------------
    Amortizable intangible assets
        Franchise network...........      10    $  3,000    $   1,800     $  3,000    $    1,650
        Non-compete agreements......       5       1,500        1,367        1,677         1,405
        Customer contracts..........     1.5       6,684        3,189        3,994         1,882
    Intangible assets not subject
    to amortization
        Goodwill....................            $818,425    $  99,162     $806,524    $   99,162
                                                --------    ---------     --------    ----------
    Total intangibles...............            $829,609    $ 105,518     $815,195    $  104,099
                                                ========    =========     ========    ==========


    AGGREGATE AMORTIZATION EXPENSE

              Three months ended June 30, 2002...............  $   922
              Three months ended June 30, 2001...............  $ 7,396

              Six months ended June 30, 2002.................  $ 1,642
              Six months ended June 30, 2001.................  $14,664

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


     SUPPLEMENTAL INFORMATION REGARDING INTANGIBLE ASSETS AND AMORTIZATION.

     Estimated amortization expense for each of the years ending December 31, is as follows:

                                              ESTIMATED
                                         AMORTIZATION EXPENSE
                                         --------------------
                                            (IN THOUSANDS)
                       2002........           $    3,572
                       2003........                2,149
                       2004........                  300
                       2005........                  300
                       2006........                  149
                                              ----------
                       TOTAL.......           $    6,470
                                              ==========

     Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

                  Balance as of January 1, 2002                 $ 707,362
                      Acquisitions through June 30, 2002           11,901
                                                                ---------
                  Balance as of June 30, 2002                   $ 719,263
                                                                =========

    Goodwill and intangible assets recognized prior to July 1, 2001 were amortized through December 31, 2001. At June 30, 2002, quarterly and annual goodwill amortization of approximately $7.3 million and $29.0 million will not be recognized in accordance with SFAS No. 142.

    Below is a schedule showing the pro forma effect of SFAS No. 142 for the six and three months ended June 30, 2002 in comparison to the six and three months ended June 30, 2001.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                               SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------
                                                                     2002              2001
                                                                  ----------        ----------
                                                                            UNAUDITED
Net earnings .............................................        $   85,506        $   52,543
Goodwill amortization, net of tax ........................                --            12,359
                                                                  ----------        ----------
Adjusted net earnings ....................................        $   85,506        $   64,902
                                                                  ==========        ==========

Diluted weighted average shares outstanding ..............            36,518            36,785
                                                                  ==========        ==========

Diluted earnings per common share before goodwill
amortization .............................................        $     2.34        $     1.76
                                                                  ==========        ==========


(IN THOUSANDS, EXCEPT PER SHARE DATA)                             THREE MONTHS ENDED JUNE 30,
                                                                  ----------------------------
                                                                     2002              2001
                                                                  ----------        ----------
                                                                            UNAUDITED
Net earnings  ...............................................     $   41,943        $   27,545
Goodwill amortization, net of tax ...........................             --             6,197
                                                                  ----------        ----------
Adjusted net earnings........................................     $   41,943        $   33,742
                                                                  ==========        ==========

Diluted weighted average shares outstanding..................         36,715            37,195
                                                                  ==========        ==========

Diluted earnings per common share before goodwill
      amortization  .........................................     $     1.14        $     0.91
                                                                  ==========        ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                          THREE MONTHS ENDED JUNE 30, 2002
                                                            ---------------------------------------
                                                            NET EARNINGS      SHARES      PER SHARE
                                                            ------------     --------     ---------
Basic earnings per common share .......................     $     38,045       25,708     $    1.48
Effect of dilutive stock options ......................               --        1,641
Assumed conversion of convertible
 preferred stock ......................................            3,898        9,366
                                                            ------------     --------
Diluted earnings per common share .....................     $     41,943       36,715     $    1.14
                                                            ============     ========     =========


(IN THOUSANDS, EXCEPT PER SHARE DATA)                          THREE MONTHS ENDED JUNE 30, 2001
                                                            ---------------------------------------
                                                            NET EARNINGS      SHARES      PER SHARE
                                                            ------------     --------     ---------
Basic earnings per common share........................     $     22,492       25,672     $    0.88
Effect of dilutive stock options.......................               --        1,248

Assumed conversion of convertible
 preferred stock.......................................            5,053       10,275
                                                            ------------     --------
Diluted earnings per common share......................     $     27,545       37,195     $    0.74
                                                            ============     ========     =========

                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                                            ---------------------------------------
                                                            NET EARNINGS      SHARES      PER SHARE
                                                            ------------     --------     ---------
Basic earnings per common share........................     $     76,616       25,111     $    3.05
Effect of dilutive stock options.......................               --        1,443

Assumed conversion of convertible
 preferred stock.......................................            8,890        9,964
                                                            ------------     --------
Diluted earnings per common share......................     $     85,506       36,518     $    2.34
                                                            ============     ========     =========


                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                                            ---------------------------------------
                                                            NET EARNINGS      SHARES      PER SHARE
                                                            ------------     --------     ---------
Basic earnings per common share........................     $     43,165       25,303     $    1.71
Effect of dilutive stock options.......................               --        1,253

Assumed conversion of convertible
 preferred stock.......................................            9,378       10,229
                                                            ------------     --------
Diluted earnings per common share......................     $     52,543       36,785     $    1.43
                                                            ============     ========     =========

For the three months ended June 30, 2002 and 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 5,000 and 273,000, respectively. For the six months ended June 30, 2002 and 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 276,500 and 273,000, respectively.

Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

     Rent-A-Center's direct and wholly-owned subsidiaries, consisting of ColorTyme, Inc. and Advantage Companies, Inc. (collectively, the "Guarantors"), have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the subordinated notes. The only direct or indirect subsidiaries of Rent-A-Center that are not Guarantors are inconsequential subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

     Set forth below is certain condensed consolidating financial information as of June 30, 2002 and December 31, 2001, and for the six months ended June 30, 2002 and 2001. The financial information includes the Guarantors from the dates they were acquired or formed by Rent-A-Center and is presented using the push-down basis of accounting.


                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                         PARENT        SUBSIDIARY      CONSOLIDATING
                                                         COMPANY       GUARANTORS       ADJUSTMENTS         TOTALS
                                                       -----------     -----------     -------------      -----------
                                                                              (IN THOUSANDS)
AT JUNE 30, 2002 (UNAUDITED)

Rental merchandise, net ..........................     $   649,205     $        --     $          --      $   649,205
Intangible assets, net ...........................         380,416         343,675                --          724,091
Other assets .....................................         552,053          20,990          (341,742)         231,301
                                                       -----------     -----------     -------------      -----------
          Total assets ...........................     $ 1,581,674     $   364,665     $    (341,742)     $ 1,604,597
                                                       ===========     ===========     =============      ===========
Senior debt ......................................     $   300,000     $        --     $          --      $   300,000
Other liabilities ................................         524,515           5,827                --          530,342
Preferred stock ..................................         200,702              --                --          200,702
Stockholders' equity .............................         556,457         358,838          (341,742)         573,553
                                                       -----------     -----------     -------------      -----------

          Total liabilities and equity ...........     $ 1,581,674     $   364,665     $    (341,742)     $ 1,604,597
                                                       ===========     ===========     =============      ===========

AT DECEMBER 31, 2001

Rental merchandise, net ..........................     $   653,701     $        --     $          --      $   653,701
Intangible assets, net ...........................         367,271         343,825                --          711,096
Other assets .....................................         578,077          18,788          (341,742)         255,123
                                                       -----------     -----------     -------------      -----------
          Total assets ...........................     $ 1,599,049     $   362,613     $    (341,742)     $ 1,619,920
                                                       ===========     ===========     =============      ===========
Senior debt ......................................     $   428,000     $        --     $          --      $   428,000
Other liabilities ................................         489,174           5,458                --          494,632
Preferred stock ..................................         291,910              --                --          291,910
Stockholders' equity .............................         389,965         357,155          (341,742)         405,378
                                                       -----------     -----------     -------------      -----------
          Total liabilities and equity ...........     $ 1,599,049     $   362,613     $    (341,742)     $ 1,619,920
                                                       ===========     ===========     =============      ===========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                  PARENT        SUBSIDIARY
                                                                  COMPANY       GUARANTORS          TOTAL
                                                                -----------     -----------      -----------
                                                                              (IN THOUSANDS)
       SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

       Total revenues .....................................     $   964,634     $    28,636      $   993,270
       Direct store expenses ..............................         758,153              --          758,153
       Other  expenses ....................................         125,074          24,537          149,611
                                                                -----------     -----------      -----------
       Net earnings .......................................     $    81,407     $     4,099      $    85,506
                                                                ===========     ===========      ===========

       SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

       Total revenues .....................................     $   855,255     $    27,206      $   882,461
       Direct store expenses ..............................         688,672              --          688,672
       Other expenses .....................................         111,721          29,525          141,246
                                                                -----------     -----------      -----------
       Net earnings (loss) ................................     $    54,862     $    (2,319)     $    52,543
                                                                ===========     ===========      ===========


                                                                  PARENT        SUBSIDIARY
                                                                  COMPANY       GUARANTORS          TOTAL
                                                                -----------     -----------      -----------
                                                                              (IN THOUSANDS)
       THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

       Total revenues .....................................     $   480,710     $    13,950      $   494,660
       Direct store expenses ..............................         376,329              --          376,329
       Other  expenses ....................................          64,504          11,884           76,388
                                                                -----------     -----------      -----------
       Net earnings .......................................     $    39,877     $     2,066      $    41,943
                                                                ===========     ===========      ===========

       THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

       Total revenues .....................................     $   430,043     $    12,716      $   442,759
       Direct store expenses ..............................         344,086              --          344,086
       Other expenses .....................................          57,261          13,867           71,128
                                                                -----------     -----------      -----------
       Net earnings (loss) ................................     $    28,696     $    (1,151)     $    27,545
                                                                ===========     ===========      ===========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  PARENT        SUBSIDIARY
                                                                  COMPANY       GUARANTORS          TOTAL
                                                                -----------     -----------      -----------
                                                                              (IN THOUSANDS)
       SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

       Net cash provided by operating activities ............   $   171,519      $     1,362      $   172,881
                                                                -----------      -----------      -----------

       Cash flows from investing activities
         Purchase of property assets ........................       (17,502)             711          (16,791)
         Acquisitions of businesses, net of cash acquired ...       (27,179)              --          (27,179)
         Other ..............................................           581               --              581
                                                                -----------      -----------      -----------
       Net cash used in investing activities ................       (44,100)             711          (43,389)

       Cash flows from financing activities
         Purchase of treasury stock .........................       (34,724)              --          (34,724)
         Exercise of stock options ..........................        19,098               --           19,098
         Repayments of debt .................................      (128,000)              --         (128,000)
         Intercompany advances ..............................         2,073           (2,073)              --
                                                                -----------      -----------      -----------
       Net cash used in financing activities ................      (141,553)          (2,073)        (143,626)
                                                                -----------      -----------      -----------

       Net decrease in cash and cash equivalents ............       (14,134)              --          (14,134)
                                                                -----------      -----------      -----------
       Cash and cash equivalents at beginning of period .....       107,958               --          107,958
                                                                -----------      -----------      -----------
       Cash and cash equivalents at end of period ...........   $    93,824      $        --      $    93,824
                                                                ===========      ===========      ===========

       SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

       Net cash provided by operating activities ............   $    61,655      $     1,923      $    63,578
                                                                -----------      -----------      -----------

       Cash flows from investing activities
         Purchase of property assets ........................       (29,652)             (33)         (29,685)
         Acquisitions of businesses, net of cash acquired ...       (34,534)              --          (34,534)
         Other ..............................................           356               --              356
                                                                -----------      -----------      -----------
       Net cash used in investing activities ................       (63,830)             (33)         (63,863)

       Cash flows from financing activities
         Exercise of stock options ..........................        21,562               --           21,562
         Repayments of debt .................................       (76,051)              --          (76,051)
         Proceeds from the issuance of common stock .........        45,677               --           45,677
         Intercompany advances ..............................         1,890           (1,890)              --
                                                                -----------      -----------      -----------
       Net cash used in financing activities ................        (6,922)          (1,890)          (8,812)
                                                                -----------      -----------      -----------

       Net decrease in cash and cash equivalents ............        (9,097)              --           (9,097)
                                                                -----------      -----------      -----------
       Cash and cash equivalents at beginning of period .....        36,495               --           36,495
                                                                -----------      -----------      -----------
       Cash and cash equivalents at end of period ...........   $    27,398      $        --      $    27,398
                                                                ===========      ===========      ===========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


5.   COMPREHENSIVE INCOME

     Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:


                                                               SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                                               --------------------------      ---------------------------
                                                                     (IN THOUSANDS)                   (IN THOUSANDS)
                                                                  2002            2001            2002             2001
                                                               ----------      ----------      ----------       ----------
Net earnings .............................................     $   85,506      $   52,543      $   41,943       $   27,545
Other comprehensive (loss) income:
     Unrealized gain on derivatives held
       as cash flow hedges:
         Cumulative effect of adoption of SFAS 133 .......             --           1,378              --               --
      Change in unrealized (loss) gain during
      period .............................................          5,216          (4,193)          1,206             (658)
         Reclassification adjustment for (loss) gain
           included in net earnings ......................         (4,552)            286          (2,322)           1,017
                                                               ----------      ----------      ----------       ----------
             Other comprehensive (loss) income ...........            664          (2,529)         (1,116)             359
                                                               ----------      ----------      ----------       ----------

Comprehensive income .....................................     $   86,170      $   50,014      $   40,827       $   27,904
                                                               ==========      ==========      ==========       ==========

6.   COMMON AND PREFERRED STOCK TRANSACTIONS

     Purchase of Treasury Stock. In connection with the retirement of our former Chief Executive Officer and Chairman of the Board, Mr. J. Ernest Talley, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million and on November 30, 2001, repurchased an additional 740,448 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of its common stock held by Mr. Talley at $20.258 per share, for $34.7 million. We repurchased those remaining shares on January 30, 2002.

     In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25 million of our common stock. During the quarter ended June 30, 2002, we did not repurchase any of our shares pursuant to this Board authorization. Since June 30, 2002, we have repurchased approximately 241,404 shares of our common stock under this program for approximately $11.9 million.

     Secondary Equity Offering. In connection with the issuance of our Series A preferred stock in August 1998, we entered into a registration rights agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Apollo) which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear, Stearns & Co., Inc. (Bear Stearns), which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and Bear Stearns elected to participate in such registration. In connection therewith, Apollo and an affiliate of Bear Stearns converted 97,197 shares of our Series A preferred stock held by them into 3,500,000 shares of our common stock, which they sold in the May 2002 public offering. We did not receive any of the proceeds from this offering.

     Conversion of Series A Preferred Stock. On August 5, 2002, the first date on which the Series A preferred stock could be optionally redeemed by us, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into approximately 7,281,548 shares of our common stock. As a result of the conversion, the dividend on our Series A preferred stock has been substantially eliminated for future periods.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "would," "expect," "intend," "could," "estimate," "should," "anticipate" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

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

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 28% market share based on store count. At June 30, 2002, we operated 2,335 company-owned stores in 50 states, the District of Columbia and Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2002, ColorTyme had 329 franchised stores in 41 states, 317 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


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

If a change in control occurs, we may be required to offer to repurchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facility limits our ability to repurchase our subordinated notes, including in the event of a change in control. In addition, a change in control would result in an event of default under our senior credit facilities, which could then be accelerated by our lenders, and would require us to offer to redeem our Series A preferred stock. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations, all of our subordinated notes and for the redemption of our Series A preferred stock, or that we would be able to obtain financing to do so on favorable terms, if at all.

CRITICAL ACCOUNTING POLICIES INVOLVING CRITICAL ESTIMATES, UNCERTAINTIES OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


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

Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent. On July 1, 2002, we began accelerating the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months. The purpose for this change is to better reflect the depreciable life of a computer in our stores. Though this method will accelerate the depreciation expense on the effected computers, we do not expect it to have a material effect on our financial position, results of operations or cash flows in future periods.

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

Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective January 1, 2002, under SFAS 142 all goodwill and intangible assets with indefinite lives are no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually and in the event of an impairment indicator.

Preferred Dividends. Dividends on Series A preferred stock are payable at an annual rate of 3.75%. Shares of Series A preferred stock distributed as dividends in-kind are accounted for at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. As discussed below, on August 5, 2002, the holders of our Series A preferred stock converted substantially all of the shares of Series A preferred stock held by them. Accordingly, dividends on our Series A preferred stock have been substantially eliminated for future periods.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


RECENT DEVELOPMENTS

Store Growth. In the second half of 2000, we resumed our strategy of increasing our store base and annual revenues and profits through opportunistic acquisitions and new store openings. During the second quarter of 2002, we acquired a total of 38 stores and accounts from 40 locations for approximately $23.6 million in 16 separate transactions, opened 16 new stores, and closed three stores. All three closed stores were merged with existing stores. For the six months ended June 30, 2002, we acquired a total of 41 stores and accounts from 59 locations for approximately $27.2 million in 32 separate transactions, opened 22 new stores and closed nine stores. Of the closed stores, six were merged with existing stores and three were sold. As of August 12, 2002 we have acquired 22 additional stores, accounts from 21 locations, opened nine new stores and merged two stores with existing locations during the third quarter of 2002.

Senior Credit Facilities. On May 3, 2002, we amended and restated our senior credit facility to provide for a new Tranche D LC Facility in an aggregate amount at closing equal to $80.0 million to support our outstanding letters of credit. Under this new LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested LC loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar base rate plus 2.80%, with the entire amount of the LC Facility due on December 31, 2007. As a result of this amendment, our letters of credit are issued under the new LC Facility, which increased the amount available to us under our revolving credit facility, thereby enabling us to achieve more flexibility and liquidity within our capital structure.

As of August 5, 2002, our outstanding letters of credit currently amount to $85.7 million, of which $80.0 million is supported by our Tranche D LC Facility and the remaining $5.7 million is supported by our $120.0 million revolving credit facility.

Secondary Equity Offering. In connection with the issuance of our Series A preferred stock in August 1998, we entered into a registration rights agreement with Apollo which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and Bear Stearns elected to participate in such registration. In connection therewith, Apollo and an affiliate of Bear Stearns converted 97,197 shares of our Series A preferred stock held by them into 3,500,000 shares of our common stock, which they sold in the May 2002 public offering that was the subject of Apollo's request. We did not receive any of the proceeds from this offering.

Appointment of Mary Elizabeth Burton to the Board of Directors. On May 31, 2002, we announced that Mary Elizabeth Burton was appointed to our Board of Directors. Ms. Burton also serves as a member of our Audit Committee.

Conversion of Series A Preferred Stock. On August 5, 2002, the first date on which the Series A preferred stock could be optionally redeemed by us, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into approximately 7,281,548 shares of our common stock. As a result of the conversion, the dividend on our Series A preferred stock has been substantially eliminated for future periods. In connection with Apollo's conversion of all but two of the shares of Series A preferred stock held by them on August 5, 2002, we granted Apollo an additional right to effect a demand registration under the existing registration rights agreement we entered into with them in 1998.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Store Revenue. Total store revenue increased by $109.3 million, or 12.8%, to $964.6 million for the six months ended June 30, 2002 from $855.3 million for the six months ended June 30, 2001. The increase in total store revenue is primarily attributable to growth in same store revenues and incremental revenues in new and acquired stores, as well as an increase in the amount of merchandise sales over the same period in 2001.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire six month periods ending June 30, 2002 and 2001. Same store revenues increased by $53.5 million, or 6.9%, to $829.4 million for the six months ended June 30, 2002 from $775.9 million in 2001. The increase in same store revenues was primarily attributable to an increase in the number of customers served (approximately 397 per store for 2002 vs. approximately 391 per store for 2001 in same stores open), the number of agreements on rent (approximately 610 per store for 2002 vs. approximately 604 per store for 2001 in same stores open), as well as revenue earned per agreement on rent (approximately $98 per month per agreement for 2002 vs. approximately $96 per agreement for 2001). Merchandise sales increased $12.7 million, or 25.0%, to $63.6 million for 2002 from $50.9 million in 2001. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the first six months of 2002 (approximately 463,000) from the number of items sold

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

in 2001 (approximately 373,000). This increase in the number of items sold in 2002 versus the same period in 2001 was primarily the result of an increase in the amount of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue increased by $1.4 million, or 5.3%, to $28.6 million for the six months ended June 30, 2002 from $27.2 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the first six months of 2002 as compared to the first six months of 2001, which caused a slight decrease in royalty income.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $21.5 million, or 13.0%, to $186.6 million for the six months ended June 30, 2002 from $165.1 million in 2001. This increase was primarily attributable to an increase in rental and fee revenue. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.7% in 2002 from 20.6% for the same period in 2001. This slight increase is primarily a result of in-store promotions made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements. These in-store promotions caused depreciation to be a greater percentage of store rentals and fees revenue on those promotional items rented.

Cost of Merchandise Sold. Cost of merchandise sold increased by $7.5 million, or 20.2%, to $44.5 million for the six months ended June 30, 2002 from $37.0 million in 2001. This increase was primarily a result of an increase in the number of items sold during the first six months of 2002 as compared to the first six months of 2001.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.6% for the six months ended June 30, 2002 from 56.9% for the six months ended June 30, 2001. This decrease was primarily attributable to an increase in store revenues in the first six months of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives and reductions in store level costs.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.3 million, or 5.8%, to $24.5 million for the six months ended June 30, 2002 from $23.2 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the first six months of 2002 as compared to the first six months of 2001.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue increased to 3.3% for the six months ending June 30, 2002 as compared to 3.0% for the six months ending June 30, 2001. This increase is primarily attributable to additional litigation settlement costs of $2.0 million in connection with the settlement of our class action gender discrimination litigation incurred during the second quarter of 2002.

Amortization of Intangibles. Amortization of intangibles decreased by $13.1 million, or 88.8%, to $1.6 million for the six months ended June 30, 2002 from $14.7 million for the six months ended June 30, 2001. This decrease was directly attributable to the implementation of SFAS 142, which requires that goodwill no longer be amortized.

Operating Profit. Operating profit increased by $47.4 million, or 36.7%, to $176.5 million for the six months ended June 30, 2002 from $129.1 million in 2001. Operating profit as a percentage of total revenue increased to 17.8% for the six months ended June 30, 2002, from 14.6% in 2001. This increase was primarily attributable to an increase in store revenues in the first six months of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives, reduction of store level costs and the reduction of intangible amortization expense as discussed above. After adjusting reported results for the first six months of 2001 to exclude the effects of goodwill amortization, operating profit increased by $24.5 million, or 16.1% on a comparable basis.

Net Earnings. Net earnings increased by $33.0 million, or 62.7%, to $85.5 million for the six months ended June 30, 2002 from $52.5 million in 2001. This increase is primarily attributable to growth in operating profit as discussed above. After adjusting reported results for the first six months of 2001 to exclude the effects of goodwill amortization, net earnings increased by $20.6 million, or 31.8% on a comparable basis.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends decreased by $488,000, or 5.2%, to $8.9 million for the six months ended June 30, 2002 as compared to $9.4 million in 2001. This decrease is a direct result of the conversion of 97,197 shares of preferred stock into 3,500,000 million common shares in May 2002, resulting in less shares outstanding in 2002 as compared to 2001. On August 5, 2002, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock into approximately 7,281,548 shares of our common stock. Accordingly, the dividend on our Series A preferred stock has been substantially eliminated for future periods.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Store Revenue. Total store revenue increased by $50.7 million, or 11.8%, to $480.7 million for the three months ended June 30, 2002 from $430.0 million for the three months ended June 30, 2001. The increase in total store revenue is primarily attributable to growth in same store revenues and incremental revenues in new and acquired stores, as well as an increase in the amount of merchandise sales over the same period in 2001.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending June 30, 2002 and 2001. Same store revenues increased by $25.9 million, or 6.6%, to $420.2 million for the three months ended June 30, 2002 from $394.3 million in 2001. The increase in same store revenues was primarily attributable to an increase in the number of customers served (approximately 397 per store for 2002 vs. approximately 390 per store for 2001 in same stores open), the number of agreements on rent (approximately 609 per store for 2002 vs. approximately 602 per store for 2001 in same stores open), as well as revenue earned per agreement on rent (approximately $99 per month per agreement for 2002 vs. approximately $96 per agreement for 2001). Merchandise sales increased $3.9 million, or 19.3%, to $24.0 million for 2002 from $20.1 million in 2001. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the second quarter of 2002 (approximately 205,000) from the number of items sold in 2001 (approximately 163,000). This increase in the number of items sold in 2002 versus the same period in 2001 was primarily the result of an increase in the amount of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue increased by $1.2 million, or 9.7%, to $13.9 million for the three months ended June 30, 2002 from $12.7 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the second quarter of 2002 as compared to the second quarter of 2001, which caused a slight decrease in royalty income.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $10.1 million, or 12.0%, to $94.4 million for the three months ended June 30, 2002 from $84.3 million in 2001. This increase was primarily attributable to an increase in rental and fee revenue. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.7% in 2002 from 20.6% for the same period in 2001. This slight increase is primarily a result of in-store promotions made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements. These in-store promotions caused depreciation to be a greater percentage of store rentals and fees revenue on those promotional items rented.

Cost of Merchandise Sold. Cost of merchandise sold increased by $2.1 million, or 13.3%, to $17.5 million for the three months ended June 30, 2002 from $15.4 million in 2001. This increase was primarily a result of an increase in the number of items sold during the second quarter of 2002 as compared to the second quarter of 2001.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.0% for the three months ended June 30, 2002 from 56.8% for the three months ended June 30, 2001. This decrease was primarily attributable to an increase in store revenues in the second quarter of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives and reductions in store level costs.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.2, or 11.0%, to $11.9 million for the three months ended June 30, 2002 from $10.7 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the second quarter of 2002 as compared to the second quarter of 2001.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue increased to 3.5% for the three months ending June 30, 2002 as compared to 3.2% for the three months ending June 30, 2001. This increase is primarily attributable to additional litigation settlement costs of $2.0 million in connection with the settlement of our class action gender discrimination litigation.

Amortization of Intangibles. Amortization of intangibles decreased by $6.5 million, or 87.5%, to $922,000 for the three months ended June 30, 2002 from $7.4 million for the three months ended June 30, 2001. This decrease was directly attributable to the implementation of SFAS 142, which requires that goodwill no longer be amortized.

Operating Profit. Operating profit increased by $21.6 million, or 32.4%, to $88.2 million for the three months ended June 30, 2002 from $66.6 million in 2001. Operating profit as a percentage of total revenue increased to 17.8% for the three

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

months ended June 30, 2002, from 15.1% in 2001. This increase was primarily attributable to an increase in store revenues in 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives, reduction of store level costs and the reduction of intangible amortization expense as discussed above. After adjusting reported results for the second quarter of 2001 to exclude the effects of goodwill amortization, operating profit increased by $10.1 million, or 13.0% on a comparable basis.

Net Earnings. Net earnings increased by $14.4 million, or 52.3%, to $41.9 million for the three months ended June 30, 2002 from $27.5 million in 2001. This increase is primarily attributable to growth in operating profit as discussed above. After adjusting reported results for the first quarter of 2001 to exclude the effects of goodwill amortization, net earnings increased by $8.2 million, or 24.3% on a comparable basis.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends decreased by $1.2 million or 22.9%, to $3.9 million for the three months ended June 30, 2002 as compared to $5.1 million in 2001. This decrease is a direct result of the conversion of 97,197 shares of preferred stock into 3,500,000 million common shares in May 2002, resulting in less shares outstanding in 2002 as compared to 2001. On August 5, 2002, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock into approximately 7,281,548 shares of our common stock. Accordingly, the dividend on our Series A preferred stock has been substantially eliminated for future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased by $109.3 million to $172.9 million for the six months ending June 30, 2002 from $63.6 million in 2001. This increase resulted primarily from an increase in net earnings and depreciation of rental merchandise, as well as a decrease in the amount of rental merchandise purchased during the first six months of 2002 compared to 2001.

Cash used in investing activities decreased by $20.5 million to $43.4 million during the six month period ending June 30, 2002 from $63.9 million in 2001. This decrease is primarily attributable to the acquisition and opening of fewer new stores during the first six months of 2002 as compared to 2001 as well as a decrease in capital expenditures.

Cash used in financing activities increased by $134.8 million to $143.6 million during the six month period ending June 30, 2002 from $8.8 million in 2001. This increase is a result of our purchase of $34.7 million in treasury stock in the first quarter of 2002 and debt repayments of $128.0 million during the first six months of 2002, offset by no proceeds from the issuance of common stock in 2002 as compared proceeds of approximately $45.7 million in 2001.

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

We believe that cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation and our store expansion intentions during 2002. At August 9, 2002, we had $102.4 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will increase by approximately $60.0 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Rental Merchandise Purchases. We purchased $252.3 million and $270.5 million of rental merchandise during the six month periods ending June 30, 2002 and 2001, respectively.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $16.8 million and $29.7 million on capital expenditures during the six month periods ending June 30, 2002 and 2001, respectively, and expect to spend approximately $20.0 million for the remainder of 2002.

Acquisitions and New Store Openings. For the first six months of 2002, we spent approximately $27.2 million on acquiring stores and accounts. For the entire year ending December 31, 2002, we intend to add approximately 5% to 10% to our store base by opening between 60 and 80 new store locations as well as continuing to pursue opportunistic acquisitions.

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

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at June 30, 2002.

                     PERIOD (YEAR) ENDING
                         DECEMBER 31,            (IN THOUSANDS)
                    -----------------------      --------------
                                  2002.....          $    1,273
                                  2003.....               1,273
                                  2004.....              15,612
                                  2005.....              58,777
                                  2006.....             136,615
                         Thereafter........              86,450
                                                     ----------
                                                     $  300,000

For the six months ended June 30, 2002, we have prepaid $128.0 million of our senior debt. Since June 30, 2002, we have prepaid approximately $11.0 million of our senior debt during the third quarter of 2002.

Under our senior credit facilities, we are required to use 25% of the net proceeds from any equity offering to repay our term loans. We intend to continue to make prepayments of debt under our senior credit facilities, repurchase some of our senior subordinated notes or repurchase our common stock to the extent we have available cash that is not necessary for store openings or acquisitions. However, we cannot assure you that we will have excess cash for these purposes. Our senior credit facilities currently limit our ability to repurchase in excess of $54.0 million of our senior subordinated notes. In addition, our senior credit facilities currently limit our ability to repurchase our common stock in excess of 25% of our consolidated net income for the period from January 1, 2002 through our latest quarterly financial reports and require us to make a matching pre-payment on our term loans with any such repurchase.

Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by JP Morgan Chase Bank, as administrative agent. On May 3, 2002, we amended and restated our senior credit facility to provide for a new Tranche D LC Facility in an aggregate amount at closing equal to $80.0 million to support our outstanding letters of credit. Under this new LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested LC loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar base rate plus 2.80%, with the entire amount of the LC Facility due on December 31, 2007. As a result of this amendment, our letters of credit are issued under the new LC Facility, which increases the amount available to us under our revolving credit facility, thereby enabling us to achieve more flexibility and liquidity within our capital structure. At June 30, 2002, we had a total of $300.0 million outstanding under our senior credit facilities, all of which was under our term loans. At June 30, 2002, we had $120.0 million of availability under this revolving credit facility.

As of August 5, 2002, our outstanding letters of credit currently amount to $85.7 million, $80.0 million is supported by our Tranche D LC Facility and the remaining $5.7 million is supported by our $120.0 million revolving credit facility.

Borrowings under the senior credit facilities bear interest at varying rates equal to 1.50% to 3.0% over LIBOR, which was 1.84% at June 30, 2002. We also have a prime rate option under the facilities, but have not exercised it to date. At June 30, 2002,

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


the average rate on outstanding senior debt borrowings was 9.72%. Including the non-recurring finance fees of $2.9 million incurred in connection with our prepayment of debt, the average rate on outstanding senior debt borrowings was 11.54%.

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

o    make capital expenditures; or

o    enter into a new line of business.

The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At June 30, 2002, the maximum leverage ratio was 3.75:1, the minimum interest coverage ratio was 3.00:1, and the minimum fixed charge coverage ratio was 1.30:1. On that date, our actual ratios were 1.64:1, 5.62:1 and 2.34:1.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


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

ColorTyme Guarantee. ColorTyme is a party to an agreement with Textron Financial Corporation, who provides financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. Approximately $10.0 million of the Textron financing was recently refinanced by Texas Capital Bank, National Association upon terms and conditions similar to the Textron financing. We guarantee the obligations of ColorTyme under these agreements up to a maximum amount of $50.0 million, of which $34.3 million was outstanding as of June 30, 2002. Mark E. Speese, our Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of June 30, 2002, we have paid approximately $124.1 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations.

In November 2001, we announced that we had reached an agreement in principle for the settlement of the Bunch matter. Under the terms of the Bunch settlement, while not admitting any liability, we agreed to pay an aggregate of $12.25 million to the agreed upon class, plus plaintiffs' attorneys fees as determined by the court and costs to administer the settlement subject to an aggregate cap of $3.15 million. Accordingly, to account for the aforementioned costs, we recorded a non-recurring charge of $16.0 million in the third quarter of 2001.

In early March 2002, we reached an agreement in principle with the plaintiffs attorneys in Wilfong and the EEOC to resolve the Wilfong suit and the Tennessee EEOC action. The definitive settlement agreement documents were filed with the Wilfong court in June 2002, and the court granted preliminary approval of the settlement on July 19, 2002.

Under the terms of the Wilfong settlement, while not admitting any liability, we agreed to pay an aggregate of $47.0 million to approximately 6,000 female employees and a yet to be determined number of female applicants who were employed by or applied for employment with us during the period commencing on April 19, 1998 and ending on June 19, 2002, plus up to $375,000 in settlement administrative costs. The $47.0 million payment includes the $12.25 million payment discussed in connection with the Bunch settlement. Attorney fees for class counsel in Wilfong will be paid out of the $47.0 million settlement fund in an amount to be determined by the court.

The settlement agreement contemplates the settlement would be subject to a four-year consent decree, which could be extended by the court for an additional one year upon a showing of good cause. Also, under the settlement agreement, we agreed to augment our human resources department and our internal employee complaint procedures; enhance our gender anti-discrimination training for all employees; hire a consultant mutually acceptable to the parties for two years to advise us on employment matters; provide certain reports to the EEOC during the period of the consent decree; seek qualified female representation on our board of directors; publicize our desire to recruit, hire and promote qualified women; offer to fill job vacancies within our regional markets with qualified class members who reside in those markets and express an interest in employment by us to the extent of 10% of our job vacancies in such markets over a fifteen month period; and to take certain other steps to improve opportunities for women. We initiated many of the above programs prior to entering into the settlement agreement.

Under the settlement agreement, we have the right to terminate the settlement under certain circumstances, including in the event that more than 60 class members elect to opt out of the settlement.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


The Wilfong settlement contemplates that the Bunch case will be dismissed with prejudice once such settlement becomes final. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. Similarly, the court in the Tennessee EEOC action has stayed the proceeding in that case and the EEOC has agreed to having the case dismissed once the Wilfong settlement is finalized.

In June 2002, we separately agreed to contribute an additional $2.0 million to a dispute resolution fund in which approximately 100 class members in Bunch will participate. This dispute resolution fund has been approved by the Bunch court and counsel to the plaintiffs in Bunch support the dispute resolution fund and the Wilfong settlement preliminarily approved by the Wilfong court.

To account for the aforementioned costs, as well as our own attorney's fees, we recorded an additional non-recurring charge of $36.0 million in the fourth quarter of 2001 in connection with the Wilfong matter and a non-recurrring charge of $2.0 million in the second quarter of 2002 for a total non-recurring charge of $54.0 million.

Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note J of our consolidated financial statements included in our Annual Report on Form 10-K.

Sales of Equity Securities. On May 31, 2001, we completed an offering of 3,680,000 shares of our common stock at an offering price of $42.50 per share. In that offering, 1,150,000 shares were offered by us and 2,530,000 shares were offered by some of our stockholders. Net proceeds to us were approximately $45.6 million.

During 1998, we issued 260,000 shares of our Series A preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our Series A preferred stock accrue on a quarterly basis at the rate of $37.50 per annum. To date, we have these dividends in additional shares of Series A preferred stock because of restrictive provisions in our senior credit facilities. Beginning in August 2003, we will be required to pay the dividends in cash and may do so under our senior credit facilities so long as we are not in default.

On August 5, 2002, the first date in which we had the right to optionally redeem the shares of Series A preferred stock, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into approximately 7,281,548 shares of our common stock. As a result, the dividend on our Series A preferred stock has been substantially eliminated for future periods. In connection with Apollo's conversion of all but two of the shares of Series A preferred stock held by them on August 5, 2002, we granted Apollo an additional right to effect a demand registration under the existing registration rights agreement we entered into with them in 1998.

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2002:

                                                                      PAYMENTS DUE BY YEAR END:
    Contractual Cash Obligations(1)                TOTAL         2002         2003         2004      2005 AND THEREAFTER
    -------------------------------               --------     --------     --------     --------    -------------------
                                                                         (IN THOUSANDS)
Senior Credit Facilities
         (including current portion) ........     $300,000     $  1,273     $  1,273     $ 15,612         $281,842
11% Senior Subordinated Notes (2) ...........      471,625       15,125       30,250       30,250          396,000

Series A Preferred Stock (3) ................       52,556           --        1,210        8,012           43,334
Operating Leases ............................      377,167       89,431      104,207       86,647           96,882

----------

(1) Excludes obligations under the ColorTyme guarantee, the change in control and acceleration provisions under the senior credit facilities, and the optional redemption, change in control and acceleration provisions under the indenture governing our subordinated notes.

(2) Includes interest payments of $15.13 million on each of February 15 and August 15 of each year.

(3) Represents cash dividends required to be paid on the Series A preferred stock from August 5, 2003 through August 5, 2009 but excludes the obligations related to change in control and redemption, and assumes that the internal rate of return threshold allowing us to cease paying dividends of the Series A preferred stock is not met. On August 5, 2002, the first date in which we had the right to optionally redeem the shares of Series A preferred stock, the holders of our Series A preferred stock converted all but two of the outstanding shares of Series A preferred stock into shares of our common stock. Accordingly, cash dividends of approximately $52.6 million that would have otherwise been paid beginning August 5, 2003 through August 5, 2009 have been substantially eliminated.

Repurchases of Outstanding Securities. In connection with the retirement of J. Ernest Talley, our former Chairman of the Board and Chief Executive Officer, we entered into an agreement to repurchase $25.0 million worth of shares of our common

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock held by Mr. Talley at $20.258 per share. We repurchased those remaining shares on January 30, 2002.

In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25 million of our common stock. During the quarter ended June 30, 2002, we did not repurchase any of our shares pursuant to this Board authorization. Since June 30, 2002, we have repurchased approximately 241,404 shares of our common stock under this program for approximately $11.9 million.

Our senior credit facilities currently limit our ability to repurchase our common stock in excess of 25% of our consolidated net income for the period from January 1, 2002 through our latest quarterly financial reports and require us to make a matching pre-payment on our term loans with any such repurchase. In addition, the indenture governing our subordinated notes contain covenants limiting our ability to repurchase our capital stock. Accordingly, our ability to make further repurchases of our common stock, including pursuant to our common stock repurchase program, is limited.

Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise their early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of rental purchase agreements on rent in the third quarter of each fiscal year when compared to other quarters throughout the year. As a result, we would expect revenues for the third quarter of each fiscal year to remain relatively flat with the prior quarter. We expect this trend to continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of June 30, 2002, we had $275.0 million in subordinated notes outstanding at a fixed interest rate of 11.0% and $300.0 million in term loans outstanding at interest rates indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at June 30, 2002 was $290.1 million, which is $15.1 million above their carrying value. Unlike the subordinated notes, the $300.0 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. Of the $500.0 million in agreements, $250.0 million expired in September 2001 and the remaining $250.0 million will expire in 2003. Given our current capital structure, including our interest rate swap agreements, we have $50.0 million, or 16.7% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $50,000. The swap agreements had an aggregate negative fair value of $9.1 million and $4.7 million at June 30, 2002 and 2001, respectively. A hypothetical 1.0% change in the LIBOR rate would have increased the negative fair value of the swaps by approximately $3.9 million.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

The Attorney General seeks injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation. If the Attorney General's theory on damages prevails, the Attorney General's claim for monetary penalties would apply to at least 18,772 transactions through March 31, 2002. On October 31, 2001, the Attorney General filed a motion for summary judgment on several counts in the complaint, including the principal claim that our rent-to-rent transaction is governed by the Wisconsin Consumer Act. Our response was filed on December 17, 2001. A pre-trial conference and hearing on the motion for summary judgment took place on January 22, 2002, at which time the court ruled in favor of the Attorney General's motion for summary judgment on the liability issues and set the case for trial on damages for February 2003.

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

In December 2000, similar suits filed by Margaret Bunch and Tracy Levings in federal court in the Western District of Missouri were amended to allege class action claims similar to those in Wilfong. In November 2001, we announced that we had reached an agreement in principle for the settlement of the Bunch matter. Under the terms of the Bunch settlement, while not admitting any liability, we agreed to pay an aggregate of $12.25 million to the agreed upon class, plus plaintiffs' attorneys fees as determined by the court and costs to administer the settlement subject to an aggregate cap of $3.15 million. On November 29, 2001, the court in Bunch granted preliminary approval of the settlement and set a fairness hearing on such settlement for March 6, 2002.

In early March 2002, we reached an agreement in principle with the plaintiffs attorneys in Wilfong and the EEOC to resolve the Wilfong suit and the Tennessee EEOC action. The definitive settlement agreement documents were filed with the Wilfong court in June 2002, and the court granted preliminary approval of the settlement on July 19, 2002.

Under the terms of the Wilfong settlement, while not admitting any liability, we agreed to pay an aggregate of $47.0 million to approximately 6,000 female employees and a yet to be determined number of female applicants who were employed by or applied for employment with us during the period commencing on April 19, 1998 and ending on June 19, 2002, plus up to $375,000 in settlement administrative costs. The $47.0 million payment includes the $12.25 million payment discussed in connection with the Bunch settlement. Attorney fees for class counsel in Wilfong will be paid out of the $47.0 million settlement fund in an amount to be determined by the court.

The settlement agreement contemplates the settlement would be subject to a four-year consent decree, which could be extended by the court for an additional one year upon a showing of good cause. Also, under the settlement agreement, we agreed to augment our human resources department and our internal employee complaint procedures; enhance our gender anti-discrimination training for all employees; hire a consultant mutually acceptable to the parties for two years to advise us on employment matters; provide certain reports to the EEOC during the period of the consent decree; seek qualified female representation on our board of directors; publicize our desire to recruit, hire and promote qualified women; offer to fill job vacancies within our regional markets with qualified class members who reside in those markets and express an interest in employment by us to the extent of 10% of our job vacancies in such markets over a fifteen month period; and to take certain other steps to improve opportunities for women. We initiated many of the above programs prior to entering into the settlement agreement.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Under the settlement agreement, we have the right to terminate the settlement under certain circumstances, including in the event that more than 60 class members elect to opt out of the settlement.

The Wilfong settlement contemplates that the Bunch case will be dismissed with prejudice once such settlement becomes final. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. Similarly, the court in the Tennessee EEOC action has stayed the proceeding in that case and the EEOC has agreed to having the case dismissed once the Wilfong settlement is finalized.

In June 2002, we separately agreed to contribute an additional $2.0 million to a dispute resolution fund in which approximately 100 class members in Bunch will participate. This dispute resolution fund has been approved by the Bunch court and counsel to the plaintiffs in Bunch support the dispute resolution fund and the Wilfong settlement preliminarily approved by the Wilfong court.

Notices have been mailed to the Wilfong class members. Members of the class who do not wish to participate in the settlement have been given the opportunity to opt out of the settlement. A fairness hearing has been scheduled for October 4, 2002. While we believe the proposed settlement is fair, we cannot assure you that the settlement will be approved by the court in its present form.

Terry Walker, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against us and certain of our current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleges that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our financial performance and prospects for the third and fourth quarters of 2001. The complaint purports to be brought on behalf of all purchasers of our common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts. We anticipate that similar complaints will be consolidated by the court with the Walker matter. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

Gregory Griffin, et. al. v. Rent-A-Center, Inc. On June 25, 2002, a suit originally filed by Gregory Griffin in state court in Philadelphia, Pennsylvania was amended to seek relief both individually and on behalf of a class of customers in Pennsylvania, alleging that we violated the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The amended complaint asserts that our rental purchase transactions are, in fact, retail installment sales transactions, and as such, are not governed by the Pennsylvania Rental-Purchase Agreement Act, which was enacted after the adoption of the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices Act. Griffin's suit seeks class-wide remedies, including injunctive relief, unspecified statutory, actual and treble damages, as well as attorney's fees and costs. Discovery in the case is in its early stages. Although we believe that these claims are without merit, a recent trial court decision in a similar case to which we were not a party held that rental purchase transactions in Pennsylvania are in fact retail installment sales transactions not governed by the Pennsylvania Rental-Purchase Agreement Act. We strongly disagree with this decision. However, we cannot assure you that we will be found to have no liability in this matter and we intend to vigorously defend ourselves in this case.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders held on May 21, 2002, the nominees for our Class II directors were elected. One Class II director was elected by all of our stockholders and one Class II director was elected by the holders of our Series A preferred stock.

The voting was as follows for the director elected by all of our stockholders:

NOMINEE                    FOR                       WITHHELD
Mark E. Speese          18,470,727                   3,140,961

The voting was as follows for the director elected by the holders of our Series A preferred stock:

NOMINEE                    FOR                       WITHHELD
Lawrence M. Berg        292,434                         0

In addition to the directors elected at our Annual Meeting of Stockholders, the following directors' terms of office as a director continued after the Annual Meeting of Stockholders:

J.V. Lentell
Andrew S. Jhawar
Mitchell E. Fadel
Peter P. Copses


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

None.

EXHIBITS

The exhibits required to be furnished pursuant to Item 6 are listed in the
Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.

                                       RENT-A-CENTER, INC.

                                       By:   /s/ Robert D. Davis
                                             -----------------------------------
                                             Robert D. Davis
                                             Senior Vice President-Finance and
                                             Chief Financial Officer

Date: August 12, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
 3.1(1)   --  Amended and Restated Certificate of Incorporation of Renters
              Choice, Inc.
 3.2(2)   --  Certificate of Amendment to the Amended and Restated Certificate
              of Incorporation of Renters Choice, Inc.
 3.3(3)   --  Certificate of Amendment to the Amended and Restated Certificate
              of Incorporation of Rent-A-Center, Inc.
 3.4(4)   --  Amended and Restated Bylaws of Rent-A-Center, Inc.
 4.1(5)   --  Form of Certificate evidencing Common Stock
 4.2(6)   --  Certificate of Designations, Preferences and Relative Rights and
              Limitations of Series A Preferred Stock of Renters Choice, Inc.
 4.3(7)   --  Certificate of Designations, Preferences and Relative Rights and
              Limitations of Series B Preferred Stock of Renters Choice, Inc.
 4.4(8)   --  Indenture, dated as of August 18, 1998, by and among Renters
              Choice, Inc., as Issuer, ColorTyme, Inc. and Rent-A-Center, Inc.,
              as Subsidiary Guarantors, and IBJ Schroder Bank & Trust Company,
              as Trustee
 4.5(9)   --  Form of Certificate evidencing Series A Preferred Stock
 4.6(10)  --  Form of 1998 Exchange Note
 4.7(11)  --  First Supplemental Indenture, dated as of December 31, 1998, by and among Renters Choice Inc., Rent-A-Center, Inc., ColorTyme,
              Inc., Advantage Companies, Inc. and IBJ Schroder Bank & Trust
              Company, as Trustee.
 4.8(12)  --  Indenture, dated as of December 19, 2001, by and among
              Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and Advantage
              Companies, Inc., as Subsidiary Guarantors, and The Bank of New
              York, as Trustee
 4.9(13)  --  First Supplemental Indenture, dated as of May 1, 2002, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage Companies,
              Inc. and The Bank of New York, as Trustee.
 4.10(14) --  Form of 2001 Exchange Note
10.1(15)+ --  Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan
10.2(16)  --  Amended and Restated Credit Agreement, dated as of August 5, 1998 as amended and restated as of June 29, 2000, among Rent-A-Center,
              Inc., Comerica Bank, as Documentation Agent, Bank of America NA,
              as Syndication Agent, and The Chase Manhattan Bank, as
              Administrative Agent.
10.3(17)  --  First Amendment to the Credit Agreement, dated August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center,
              Inc., the Lenders party to the Credit Agreement, the Documentation
              Agent, and Syndication Agent named therein and the Chase Manhattan
              Bank, as Administrative Agent
10.4(18)  --  Second Amendment, dated as of November 26, 2001, to the Credit
              Agreement, dated as of August 5, 1998, as amended and restated as of June 29, 2000, among Rent-A-Center, Inc., the lenders party to the Credit Agreement, the Documentation Agent and Syndication
              Agent named therein and JP Morgan Chase Bank (formerly known as
              The Chase Manhattan Bank), as Administrative Agent
10.5(19)  --  Amended and Restated Credit Agreement, dated as of August 5, 1998 as amended and restated as of May 3, 2002, among Rent-A-Center,
              Inc., Comerica Bank, as Documentation Agent, Bank of America NA,
              as Syndication Agent and JP Morgan Chase Bank, as Administrative
              Agent.
10.6(20)  --  Guarantee and Collateral Agreement, dated August 5, 1998, made by
              Renters Choice, Inc., and certain of its Subsidiaries in favor of the Chase Manhattan Bank, as Administrative Agent
10.7(21)  --  Amended and Restated Stockholders Agreement by and among Apollo
              Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J.
              Ernest Talley, Mark E. Speese, Rent-A-Center, Inc., and certain other persons
10.8*     --  Amended and Restated Stockholders Agreement, dated as of August 5,
              2002, by and among Apollo Investment Fund IV, L.P., Apollo
              Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc.,
              and certain other persons

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.9(22)  --  Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
              Apollo Overseas Partners IV, L.P., related to the Series A
              Convertible Preferred Stock
10.10*    --  Second Amendment to Registration Rights Agreement, dated as of
              August 5, 2002, by and among Rent-A-Center, Inc., Apollo
              Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.
10.11(23) --  Common Stock Purchase Agreement, dated as of October 8, 2001, by and among J. Ernest Talley, Mary Ann Talley, the Talley 1999 Trust
              and Rent-A-Center, Inc.
10.12(24) --  Exchange and Registration Rights Agreement, dated December 19,
              2001, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage
              Companies, Inc., J.P. Morgan Securities, Inc., Morgan Stanley &
              Co. Incorporated, Bear, Stearns & Co. Inc., and Lehman Brothers,
              Inc.
10.13*    --  Amended and Restated Franchisee Financing Agreement, dated
              March 27, 2002, by and between Textron Financial Corporation,
              ColorTyme, Inc. and Rent-A-Center, Inc.
10.14*    --  Franchise Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National
              Association, ColorTyme, Inc. and Rent-A-Center, Inc.
10.15*    --  First Amendment to Franchisee Financing Agreement, dated July 23,
              2002, by and between Textron Financial Corporation, ColorTyme,
              Inc. and Rent-A-Center, Inc.
21.1(25)  --  Subsidiaries of Rent-A-Center, Inc

----------

* Filed herewith.
+ Management contract or company plan or arrangement

(1) Incorporated herein by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(2) Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(3) Incorporated herein by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(4) Incorporated herein by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

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

(9) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(10) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(12) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(13) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


(14) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(15) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement of Form S-4 filed on January 22, 2002

(16) Incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(17) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(18) Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(19) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(20) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(21) Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(22) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(24) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(25) Incorporated herein by reference to Exhibit 21.1 to the registrant's Registration Statement on Form S-4 filed on January 19, 1999