Form 10-Q
period 2002-09-30
RENT A CENTER INC DE
filed 2002-11-12
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                                  YES  X   NO
                                      ---     ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2002:


               Class                                        Outstanding
--------------------------------------                      -----------
Common stock, $.01 par value per share                       34,935,423

                                TABLE OF CONTENTS


                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 and
           December 31, 2001                                                 3

         Consolidated Statements of Earnings for the nine months ended
           September 30, 2002 and 2001                                       4

         Consolidated Statements of Earnings for the three months ended
           September 30, 2002 and 2001                                       5

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2002 and 2001                                       6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          26

Item 4.  Controls and Procedures                                            26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 6.  Exhibits and Reports on Form 8-K                                   30

SIGNATURES

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)                 SEPTEMBER 30,   DECEMBER 31,
                                                                 2002            2001
                                                             -------------   ------------
                                                               UNAUDITED
                             ASSETS
    Cash and cash equivalents .............................   $   110,261    $   107,958
    Accounts receivable - trade ...........................         2,885          1,664
    Prepaid expenses and other assets .....................        28,043         29,846
    Rental merchandise, net
      On rent .............................................       505,397        531,627
      Held for rent .......................................       119,197        122,074
    Property assets, net ..................................       105,786        106,883
    Deferred income tax assets ............................            --          8,772
    Intangible assets, net ................................       739,489        711,096
                                                              -----------    -----------
                                                              $ 1,611,058    $ 1,619,920
                                                              ===========    ===========

                          LIABILITIES
    Accounts payable - trade ..............................   $    50,898    $    49,930
    Accrued liabilities ...................................       197,774        170,196
    Deferred income tax liabilities .......................        19,688             --
    Senior debt ...........................................       260,000        428,000
    Subordinated notes payable, net of discount ...........       273,312        274,506
                                                              -----------    -----------
                                                                  801,672        922,632

COMMITMENTS AND CONTINGENCIES .............................            --             --

PREFERRED STOCK
    Redeemable convertible voting preferred stock,
      net of placement costs, $.01 par value; 5,000,000
      shares authorized; 2 and 292,434 shares issued
      and outstanding in 2002 and 2001, respectively ......             2        291,910

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 125,000,000 shares
      authorized; 39,391,892 and 27,726,092 shares
      issued in 2002 and 2001, respectively ...............           394            277
    Additional paid-in capital ............................       527,697        191,438
    Accumulated comprehensive loss ........................        (5,509)        (6,319)
    Retained earnings .....................................       383,405        269,982
    Treasury stock, 4,179,669 and 2,224,179 shares at
      cost in 2002 and 2001, respectively .................       (96,603)       (50,000)
                                                              -----------    -----------
                                                                  809,384        405,378
                                                              -----------    -----------

                                                              $ 1,611,058    $ 1,619,920
                                                              ===========    ===========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)              NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------
                                                       2002                2001
                                                   -------------       -----------
                                                               UNAUDITED
Revenues
  Store
     Rentals and fees ...........................    $ 1,356,062       $ 1,213,387
     Merchandise sales ..........................         88,309            72,440
     Other ......................................          1,742             2,878
  Franchise
     Merchandise sales ..........................         37,305            36,346
     Royalty income and fees ....................          4,413             4,484
                                                     -----------       -----------
                                                       1,487,831         1,329,535


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise .........        282,085           251,286
     Cost of merchandise sold ...................         62,950            54,176
     Salaries and other expenses ................        795,649           748,576
  Franchise cost of merchandise sold ............         35,598            34,821
                                                     -----------       -----------
                                                       1,176,282         1,088,859

  General and administrative expenses ...........         47,727            40,777
  Amortization of intangibles ...................          3,199            22,402
  Non-recurring litigation settlements ..........             --            16,000
                                                     -----------       -----------

        Total operating expenses ................      1,227,208         1,168,038

        Operating profit ........................        260,623           161,497

Interest expense ................................         49,565            47,215
Interest income .................................         (2,016)             (870)
                                                     -----------       -----------

        Earnings before income taxes ............        213,074           115,152

Income tax expense ..............................         86,119            52,635
                                                     -----------       -----------

        NET EARNINGS ............................        126,955            62,517

Preferred dividends .............................         10,211            12,087
                                                     -----------       -----------

Net earnings allocable to common stockholders ...    $   116,744       $    50,430
                                                     ===========       ===========

Basic earnings per common share .................    $      4.24       $      1.96
                                                     ===========       ===========

Diluted earnings per common share ...............    $      3.48       $      1.68
                                                     ===========       ===========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


(IN THOUSANDS, EXCEPT PER SHARE DATA)                THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                        2002                 2001
                                                     -----------         ------------
                                                                UNAUDITED
Revenues
  Store
     Rentals and fees ............................     $ 456,208         $ 411,241
     Merchandise sales ...........................        24,710            21,569
     Other .......................................           561               640
  Franchise
     Merchandise sales ...........................        11,566            12,087
     Royalty income and fees .....................         1,516             1,537
                                                       ---------         ---------
                                                         494,561           447,074
Operating expenses
  Direct store expenses
     Depreciation of rental merchandise ..........        95,508            86,198
     Cost of merchandise sold ....................        18,471            17,176
     Salaries and other expenses .................       268,552           261,992
  Franchise cost of merchandise sold .............        11,061            11,624
                                                       ---------         ---------
                                                         393,592           376,990

  General and administrative expenses ............        15,325            13,974
  Amortization of intangibles ....................         1,557             7,738
  Non-recurring litigation settlement ............            --            16,000
                                                       ---------         ---------

        Total operating expenses .................       410,474           414,702

        Operating profit .........................        84,087            32,372

Interest expense .................................        15,301            14,837
Interest income ..................................          (588)             (282)
                                                       ---------         ---------

        Earnings before income taxes .............        69,374            17,817

Income tax expense ...............................        27,925             7,843
                                                       ---------         ---------

        NET EARNINGS .............................        41,449             9,974

Preferred dividends ..............................         1,321             2,709
                                                       ---------         ---------

Net earnings allocable to common stockholders ....     $  40,128         $   7,265
                                                       =========         =========

Basic earnings per common share ..................     $    1.24         $    0.27
                                                       =========         =========

Diluted earnings per common share ................     $    1.14         $    0.26
                                                       =========         =========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
(IN THOUSANDS OF DOLLARS)                                           2002                2001
                                                                -----------         -----------
                                                                           UNAUDITED
Cash flows from operating activities
   Net earnings .............................................     $ 126,955         $  62,517
   Adjustments to reconcile net earnings to net cash
    provided by operating activities
     Depreciation of rental merchandise .....................       282,085           251,286
     Depreciation of property assets ........................        28,525            28,106
     Amortization of intangibles ............................         3,199            22,402
     Amortization of financing fees .........................         5,451             2,070
   Changes in operating assets and liabilities, net of
    effects of Acquisitions
     Rental merchandise .....................................      (238,606)         (291,696)
     Accounts receivable - trade ............................        (1,221)              437
     Prepaid expenses and other assets ......................        (6,327)           (3,946)
     Deferred income taxes ..................................        28,460            28,395
     Accounts payable - trade ...............................           968            (2,669)
     Accrued liabilities ....................................        36,194            19,903
                                                                  ---------         ---------
        Net cash provided by operating activities ...........       265,683           116,805
Cash flows from investing activities
   Purchase of property assets ..............................       (27,606)          (42,282)
   Proceeds from sale of property assets ....................           216               395
   Acquisitions of businesses ...............................       (43,322)          (44,943)
                                                                  ---------         ---------
        Net cash used in investing activities ...............       (70,712)          (86,830)
Cash flows from financing activities
   Purchase of treasury stock ...............................       (46,603)               --
   Exercise of stock options ................................        23,185            24,819
   Proceeds from issuance of common stock ...................            --            45,677
   Repurchase of subordinated notes .........................        (1,250)               --
   Repayments of debt .......................................      (168,000)         (108,031)
                                                                  ---------         ---------
            Net cash used in financing activities ...........      (192,668)          (37,535)

        NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS ....................................         2,303            (7,560)
Cash and cash equivalents at beginning of period ............       107,958            36,495
                                                                  ---------         ---------
Cash and cash equivalents at end of period ..................     $ 110,261         $  28,935
                                                                  =========         =========

Supplemental cash flow information
   Cash paid during the year for:
     Interest ...............................................     $  47,468         $  50,020
     Income taxes ...........................................     $  29,225         $   8,239
Supplemental schedule of non-cash investing and financing
  activities
Fair value of assets acquired ...............................     $  43,322         $  44,943
Cash paid ...................................................     $  43,322         $  44,943
                                                                  ---------         ---------
Liabilities assumed .........................................     $      --         $      --
                                                                  =========         =========

For the nine month period ending September 30, 2002 and 2001, we paid dividends on our Series A preferred stock of approximately $10.2 million and $12.1 million, respectively.


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2002. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. Intangibles. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets and require, among other things, the elimination of the pooling of interests method of accounting and amortization of acquired goodwill as well as periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 142 is effective for our fiscal year beginning January 1, 2002. We conducted the transitional test of the fair value of our goodwill outstanding as of December 31, 2001 as required and determined there was no impairment as of that date. Accordingly, the implementation of SFAS No. 142 had no effect on our financial statements or operating results. Under SFAS No. 142, goodwill is subject to an annual assessment for impairment using a prescribed fair-value based test.

     Intangibles consist of the following (in thousands):

                                                 SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                              -----------------------   -----------------------
                                     AVG.      GROSS                     GROSS
                                     LIFE     CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                    (YEARS)    AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                    -------   --------   ------------   --------   ------------
Amortizable intangible assets
    Franchise network ...........      10     $  3,000     $  1,875     $  3,000     $  1,650
    Non-compete agreements ......       5        1,510        1,406        1,677        1,405
    Customer contracts ..........     1.5       10,848        4,633        3,994        1,882
Intangible assets not subject
to amortization
    Goodwill ....................             $831,207     $ 99,162     $806,524     $ 99,162
                                              --------     --------     --------     --------

Total intangibles ...............             $846,565     $107,076     $815,195     $104,099
                                              ========     ========     ========     ========

AGGREGATE AMORTIZATION EXPENSE
   Three months ended September 30, 2002...............    $ 1,557
   Three months ended September 30, 2001...............    $ 7,738

   Nine months ended September 30, 2002................    $ 3,199
   Nine months ended September 30, 2001................    $22,402

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION REGARDING INTANGIBLE ASSETS AND AMORTIZATION.

Estimated amortization expense for each of the years ending December 31, is as follows:

                         ESTIMATED AMORTIZATION
                                EXPENSE
                         ----------------------
                             (IN THOUSANDS)
2002..................          $ 4,726
2003..................            5,159
2004..................              307
2005..................              302
2006..................              149
                                -------
TOTAL.................          $10,643
                                =======

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of January 1, 2002                    $707,362
  Acquisitions through September 30, 2002          24,683
                                                 --------
Balance as of September 30, 2002                 $732,045
                                                 ========

Goodwill and intangible assets recognized prior to July 1, 2001 were amortized through December 31, 2001. At September 30, 2002, quarterly and year to date goodwill amortization of approximately $7.5 million and $23.0 million were not recognized in accordance with SFAS No. 142.

Below is a schedule showing the pro forma effect of SFAS No. 142 for the nine and three months ended September 30, 2002 in comparison to the nine and three months ended September 30, 2001.

(IN THOUSANDS, EXCEPT PER SHARE DATA)               NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                      2002                  2001
                                                    ---------            ----------
                                                              UNAUDITED
Net earnings ....................................    $126,955            $ 62,517
Goodwill amortization, net of tax ...............          --              18,725
                                                     --------            --------
Adjusted net earnings ...........................    $126,955            $ 81,242
                                                     ========            ========

Diluted weighted average shares outstanding .....      36,489              37,117
                                                     ========            ========

Diluted earnings per common share before
  goodwill amortization .........................    $   3.48            $   2.19
                                                     ========            ========


(IN THOUSANDS, EXCEPT PER SHARE DATA)               THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
                                                       2002                 2001
                                                    ----------           -----------
                                                               UNAUDITED
Net earnings ....................................    $ 41,449             $  9,974
Goodwill amortization, net of tax ...............          --                6,380
                                                     --------             --------
Adjusted net earnings ...........................    $ 41,449             $ 16,354
                                                     ========             ========

Diluted weighted average shares outstanding .....      36,431               37,779
                                                     ========             ========

Diluted earnings per common share before
  goodwill amortization .........................    $   1.14             $   0.43
                                                     ========             ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

3.   EARNINGS PER SHARE

     Basic and diluted earnings per common share is computed based on the following information:

(IN THOUSANDS, EXCEPT PER SHARE DATA)     THREE MONTHS ENDED SEPTEMBER 30, 2002
                                          -------------------------------------
                                          NET EARNINGS     SHARES     PER SHARE
                                          ------------     ------     ---------
Basic earnings per common share .....       $40,128        32,355       $1.24
Effect of dilutive stock options ....            --         1,344
Assumed conversion of convertible
 preferred stock ....................         1,321         2,732
                                            -------        ------

Diluted earnings per common share ...       $41,449        36,431       $1.14
                                            =======        ======       =====

                                          THREE MONTHS ENDED SEPTEMBER 30, 2001
                                          -------------------------------------
                                          NET EARNINGS     SHARES     PER SHARE
                                          ------------     ------     ---------
Basic earnings per common share .....       $ 7,265        26,666       $0.27
Effect of dilutive stock options ....            --           742
Assumed conversion of convertible
 preferred stock ....................         2,709        10,371
                                            -------        ------

Diluted earnings per common share ...       $ 9,974        37,779       $0.26
                                            =======        ======       =====

                                          NINE MONTHS ENDED SEPTEMBER 30, 2002
                                          -------------------------------------
                                          NET EARNINGS     SHARES     PER SHARE
                                          ------------     ------     ---------
Basic earnings per common share .....       $116,744       27,526       $4.24
Effect of dilutive stock options ....             --        1,423
Assumed conversion of convertible
 preferred stock ....................         10,211        7,540
                                            --------       ------

Diluted earnings per common share ...       $126,955       36,489       $3.48
                                            ========       ======       =====

                                          NINE MONTHS ENDED SEPTEMBER 30, 2001
                                          -------------------------------------
                                          NET EARNINGS     SHARES     PER SHARE
                                          ------------     ------     ---------
Basic earnings per common share .....       $50,430        25,766       $1.96
Effect of dilutive stock options ....            --         1,074
Assumed conversion of convertible
 preferred stock ....................        12,087        10,277
                                            -------        ------

Diluted earnings per common share ...       $62,517        37,117       $1.68
                                            =======        ======       =====


     For the three months ended September 30, 2002 and 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 300,000 and 441,500, respectively. For the nine months ended September 30, 2002 and 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 315,000 and 685,500, respectively.

     Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

4.   SUBSIDIARY GUARANTORS

     At September 30, 2002, Rent-A-Center had $273.8 million of subordinated notes outstanding, maturing on August 15, 2008, including $100.0 million which were issued in December 2001 at 99.5% of par. The notes require semi-annual interest-only payments at 11%, and are guaranteed by Rent-A-Center's three principal subsidiaries. The notes are redeemable at Rent-A-Center's option, at any time on or after August 15, 2003, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. Upon a change of control, the holders of the subordinated notes have the right to require Rent-A-Center to redeem the notes.

     The notes contain restrictive covenants, as defined therein, including a consolidated interest coverage ratio and limitations on incurring additional indebtedness, selling assets of Rent-A-Center's subsidiaries, granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center's assets.

     Rent-A-Center's direct and wholly-owned subsidiaries, consisting of ColorTyme, Inc., Advantage Companies, Inc. and Get It Now, LLC (collectively, the "Guarantors"), have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the subordinated notes. The only direct or indirect subsidiaries of Rent-A-Center that are not Guarantors are inconsequential subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

     Set forth below is certain condensed consolidating financial information as of September 30, 2002 and December 31, 2001, and for the nine months ended September 30, 2002 and 2001. The financial information includes the Guarantors from the dates they were acquired or formed by Rent-A-Center and is presented using the push-down basis of accounting.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                  PARENT        SUBSIDIARY    CONSOLIDATING
                                                  COMPANY       GUARANTORS     ADJUSTMENTS       TOTALS
                                                 ----------     ----------    -------------    ----------
                                                                     (IN THOUSANDS)
AT SEPTEMBER 30, 2002 (UNAUDITED)

Rental merchandise, net ....................     $  624,594     $       --     $       --      $  624,594
Intangible assets, net .....................        395,889        343,600             --         739,489
Other assets ...............................        563,132         25,585       (341,742)        246,975
                                                 ----------     ----------     ----------      ----------
          Total assets .....................     $1,583,615     $  369,185     $ (341,742)     $1,611,058
                                                 ==========     ==========     ==========      ==========
Senior debt ................................     $  260,000     $       --     $       --      $  260,000
Other liabilities ..........................        534,098          7,574             --         541,672
Preferred stock ............................              2             --             --               2
Stockholders' equity .......................        789,515        361,611       (341,742)        809,384
                                                 ----------     ----------     ----------      ----------
          Total liabilities and equity .....     $1,583,615     $  369,185     $ (341,742)     $1,611,058
                                                 ==========     ==========     ==========      ==========

AT DECEMBER 31, 2001

Rental merchandise, net ....................     $  653,701     $       --     $       --      $  653,701
Intangible assets, net .....................        367,271        343,825             --         711,096
Other assets ...............................        578,077         18,788       (341,742)        255,123
                                                 ----------     ----------     ----------      ----------
          Total assets .....................     $1,599,049     $  362,613     $ (341,742)     $1,619,920
                                                 ==========     ==========     ==========      ==========
Senior debt ................................     $  428,000     $       --     $       --      $  428,000
Other liabilities ..........................        489,174          5,458             --         494,632
Preferred stock ............................        291,910             --             --         291,910
Stockholders' equity .......................        389,965        357,155       (341,742)        405,378
                                                 ----------     ----------     ----------      ----------
          Total liabilities and equity .....     $1,599,049     $  362,613     $ (341,742)     $1,619,920
                                                 ==========     ==========     ==========      ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                          PARENT        SUBSIDIARY
                                                          COMPANY       GUARANTORS        TOTAL
                                                         ----------     ----------      ----------
                                                                      (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Total revenues .....................................     $1,446,113     $   41,718      $1,487,831
Direct store expenses ..............................      1,140,684             --       1,140,684
Other  expenses ....................................        181,088         39,104         220,192
                                                         ----------     ----------      ----------
Net earnings .......................................     $  124,341     $    2,614      $  126,955
                                                         ==========     ==========      ==========

NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

Total revenues .....................................     $1,288,705     $   40,830      $1,329,535
Direct store expenses ..............................      1,054,038             --       1,054,038
Other expenses .....................................        168,667         44,313         212,980
                                                         ----------     ----------      ----------
Net earnings (loss) ................................     $   66,000     $   (3,483)     $   62,517
                                                         ==========     ==========      ==========

                                                          PARENT        SUBSIDIARY
                                                          COMPANY       GUARANTORS        TOTAL
                                                         ----------     ----------      ----------
                                                                      (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Total revenues .....................................     $  481,479     $   13,082      $  494,561
Direct store expenses ..............................        382,531             --         382,531
Other  expenses ....................................         58,431         12,150          70,581
                                                         ----------     ----------      ----------
Net earnings .......................................     $   40,517     $      932      $   41,449
                                                         ==========     ==========      ==========

THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

Total revenues .....................................     $  433,450     $   13,624      $  447,074
Direct store expenses ..............................        365,366             --         365,366
Other expenses .....................................         56,946         14,788          71,734
                                                         ----------     ----------      ----------
Net earnings (loss) ................................     $   11,138     $   (1,164)     $    9,974
                                                         ==========     ==========      ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               PARENT        SUBSIDIARY
                                                               COMPANY       GUARANTORS       TOTAL
                                                              ---------      ----------     ---------
                                                                           (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Net cash provided by operating activities ...............     $ 262,273      $   3,410      $ 265,683
                                                              ---------      ---------      ---------

Cash flows from investing activities
  Purchase of property assets ...........................       (28,317)           711        (27,606)
  Acquisitions of businesses, net of cash acquired ......       (43,322)            --        (43,322)
  Other .................................................           216             --            216
                                                              ---------      ---------      ---------
Net cash provided by / (used) in investing activities ...       (71,423)           711        (70,712)

Cash flows from financing activities
  Purchase of treasury stock ............................       (46,603)            --        (46,603)
  Exercise of stock options .............................        23,185             --         23,185
  Repurchase of subordinated notes ......................        (1,250)            --         (1,250)
  Repayments of debt ....................................      (168,000)            --       (168,000)
  Intercompany advances .................................         4,121         (4,121)            --
                                                              ---------      ---------      ---------
Net cash used in financing activities ...................      (188,547)        (4,121)      (192,668)
                                                              ---------      ---------      ---------

Net increase in cash and cash equivalents ...............         2,303             --          2,303
                                                              ---------      ---------      ---------
Cash and cash equivalents at beginning of period ........       107,958             --        107,958
                                                              ---------      ---------      ---------
Cash and cash equivalents at end of period ..............     $ 110,261      $      --      $ 110,261
                                                              =========      =========      =========

NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

Net cash provided by operating activities ...............     $ 111,905      $   4,900      $ 116,805
                                                              ---------      ---------      ---------

Cash flows from investing activities
  Purchase of property assets ...........................       (42,237)           (45)       (42,282)
  Acquisitions of businesses, net of cash acquired ......       (44,943)            --        (44,943)
  Other .................................................           395             --            395
                                                              ---------      ---------      ---------
Net cash used in investing activities ...................       (86,785)           (45)       (86,830)

Cash flows from financing activities
  Exercise of stock options .............................        24,819             --         24,819
  Repayments of debt ....................................      (108,031)            --       (108,031)
  Proceeds from the issuance of common stock ............        45,677             --         45,677
  Intercompany advances .................................         4,855         (4,855)            --
                                                              ---------      ---------      ---------
Net cash used in financing activities ...................       (32,680)        (4,855)       (37,535)
                                                              ---------      ---------      ---------

Net decrease in cash and cash equivalents ...............        (7,560)            --         (7,560)
                                                              ---------      ---------      ---------
Cash and cash equivalents at beginning of period ........        36,495             --         36,495
                                                              ---------      ---------      ---------
Cash and cash equivalents at end of period ..............     $  28,935      $      --      $  28,935
                                                              =========      =========      =========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

5.   COMPREHENSIVE INCOME

     Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

                                                                    NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ------------------------      ------------------------
                                                                      (IN THOUSANDS)                (IN THOUSANDS)
                                                                   2002           2001           2002           2001
                                                                 ---------      ---------      ---------      ---------
Net earnings ...............................................     $ 126,955      $  62,517      $  41,449      $   9,974
Other comprehensive (loss) income:
     Unrealized gain on derivatives held
       as cash flow hedges:
         Cumulative effect of adoption of SFAS 133 .........            --          1,378             --             --
         Change in unrealized (loss) gain during  period ...         7,757         (9,449)         2,541         (5,256)
         Reclassification adjustment for (loss) gain
           included in net earnings ........................        (6,947)         2,051         (2,395)         1,765
                                                                 ---------      ---------      ---------      ---------
             Other comprehensive (loss) income .............           810         (6,020)           146         (3,491)
                                                                 ---------      ---------      ---------      ---------
Comprehensive income .......................................     $ 127,765      $  56,497      $  41,595      $   6,483
                                                                 =========      =========      =========      =========

6.   COMMON AND PREFERRED STOCK TRANSACTIONS

     Purchase of Treasury Stock. In connection with the retirement of our former Chief Executive Officer and Chairman of the Board, Mr. J. Ernest Talley, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001, we repurchased 493,632 shares of our common stock from Mr. Talley at $20.258 per share for a total purchase price of $10.0 million and on November 30, 2001, repurchased an additional 740,448 shares of our common stock from Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of its common stock held by Mr. Talley at $20.258 per share, for $34.7 million. We repurchased those remaining shares on January 30, 2002.

     In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25.0 million of our common stock. In October 2002, we announced that our board of directors increased our ability to effect repurchases of our outstanding common stock under our common stock repurchase program from $25.0 million to $50.0 million. Through September 30, 2002, we repurchased approximately 241,404 shares of our common stock under this program for approximately $11.9 million, all of which was effected during the quarter ended September 30, 2002. As of November 5, 2002, we have repurchased approximately 389,400 additional shares of our common stock under this program since September 30, 2002, for approximately $17.7 million.

     Secondary Equity Offering. In connection with the issuance of our Series A preferred stock in August 1998, we entered into a registration rights agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear, Stearns & Co., Inc., which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and Bear Stearns elected to participate in such registration. In connection therewith, Apollo and an affiliate of Bear Stearns converted 97,197 shares of our Series A preferred stock held by them into 3,500,000 shares of our common stock, which they sold in the May 2002 public offering. We did not receive any of the proceeds from this offering.

     Conversion of Series A Preferred Stock. On August 5, 2002, the first date on which the Series A preferred stock could be optionally redeemed by us, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into 7,281,548 shares of our common stock. As a result of the conversion, the dividend on our Series A preferred stock has been substantially eliminated for future periods. In connection with Apollo's conversion of all but two of the shares of Series A preferred stock held by them on August 5, 2002, we granted Apollo an additional right to effect a demand registration under the existing registration rights agreement we entered into with them in 1998.

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

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 28% market share based on store count. At September 30, 2002, we operated 2,362 company-owned stores nationwide and in Puerto Rico. Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2002, ColorTyme had 329 franchised stores in 41 states, 317 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that typically allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

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

Actual results related to the estimates and assumptions made by us in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of our self-insurance liabilities. These estimates and assumptions are monitored by us and periodically adjusted as circumstances warrant. For instance, our liability for self-insurance related to our workers compensation, general liability, medical and automobile liability may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by our ability to make changes to these estimates and assumptions over the same period.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

RECENT DEVELOPMENTS

Store Growth. In the second half of 2000, we resumed our strategy of increasing our store base and annual revenues and profits through opportunistic acquisitions and new store openings. During the third quarter of 2002, we acquired a total of 23 stores and accounts from 25 locations for approximately $16.2 million in 11 separate transactions, opened 17 new stores, and closed 13 stores. All the closed stores were merged with existing stores. For the nine months ended September 30, 2002, we acquired a total of 64 stores and accounts from 84 locations for approximately $43.3 million in 43 separate transactions, opened 39 new stores and closed 22 stores. Of the closed stores, 19 were merged with existing stores and three were sold. As of November 8, 2002, we have acquired 13 additional stores, accounts from 10 locations, opened 12 new stores, sold one location and merged one store with an existing location during the fourth quarter of 2002.

Conversion of Series A Preferred Stock. On August 5, 2002, the first date on which the Series A preferred stock could be optionally redeemed by us, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into 7,281,548 shares of our common stock. As a result of the conversion, the dividend on our Series A preferred stock has been substantially eliminated for future periods. In connection with Apollo's conversion of all but two of the shares of Series A preferred stock held by them on August 5, 2002, we granted Apollo an additional right to effect a demand registration under the existing registration rights agreement we entered into with them in 1998.

Repurchase of Subordinated Notes. In September 2002, we repurchased $1.25 million of our subordinated notes for approximately $1.35 million, which included a loss of approximately $82,800. Since September 30, 2002, we have repurchased an additional $1.5 million of our subordinated notes for approximately $1.62 million, which included a loss of approximately $96,250.

Get It Now, LLC. On September 30, 2002, we transferred all of our Wisconsin store operations to a newly formed wholly owned subsidiary, Get It Now, LLC. On October 1, 2002, due to consumer laws in the state of Wisconsin, Get It Now began operations in the state of Wisconsin under a new retail operation which will generate installment credit sales through a retail transaction.

Stock Repurchase Program. On October 8, 2002, the Board of Directors increased our authority to effect repurchases of our outstanding common stock under our common stock repurchase program from $25.0 million to $50.0 million. During the third quarter of 2002, we repurchased approximately $11.9 million of our common stock under the common stock repurchase program. As of November 5, 2002, we have repurchased an additional $17.7 million of our common stock under this program.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Store Revenue. Total store revenue increased by $157.4 million, or 12.2%, to $1,446.1 million for the nine months ended September 30, 2002 from $1,288.7 million for the nine months ended September 30, 2001. The increase in total store revenue is primarily attributable to growth in same store revenues and incremental revenues in new and acquired stores.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire nine month periods ending September 30, 2002 and 2001. Same store revenues increased by $75.1 million, or 6.6%, to $1,207.7 million for the nine months ended September 30, 2002 from $1,132.6 million in 2001. The increase in same store revenues was primarily attributable to an increase in the number of customers served (approximately 400 active customers per day per store for 2002 vs. approximately 391 active customers per day per store for 2001 in same stores open), as well as revenue earned per customer (approximately $1,597 per customer for the nine month period ending September 30, 2002 vs. approximately $1,531 per customer for 2001). Merchandise sales increased $15.9 million, or 21.9%, to $88.3 million for 2002 from $72.4 million in 2001. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the first nine months of 2002 (approximately 652,000) from the number of items sold in 2001 (approximately 561,000). This increase in the number of items sold in 2002 versus the same period in 2001 was primarily the result of an increase in the amount of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue increased by $888,000, or 2.2%, to $41.7 million for the nine months ended September 30, 2002 from $40.8 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the first nine months of 2002 as compared to the first nine months of 2001, which caused a slight decrease in royalty income.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $30.8 million, or 12.3%, to $282.1 million for the nine months ended September 30, 2002 from $251.3 million in 2001. This increase was primarily attributable to an increase in rental and fee revenue. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 20.8% in 2002 from 20.7% for the same period in 2001. This slight increase is primarily a result of in-store promotions made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements. These in-store promotions caused depreciation to be a greater percentage of store rentals and fees revenue on those promotional items rented.

Cost of Merchandise Sold. Cost of merchandise sold increased by $8.8 million, or 16.2%, to $63.0 million for the nine months ended September 30, 2002 from $54.2 million in 2001. This increase was primarily a result of an increase in the number of items sold during the first nine months of 2002 as compared to the first nine months of 2001.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.0% for the nine months ended September 30, 2002 from 58.1% for the nine months ended September 30, 2001. This decrease was primarily attributable to an increase in store revenues in the first nine months of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives and reductions in store level costs in 2002.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $777,000, or 2.2%, to $35.6 million for the nine months ended September 30, 2002 from $34.8 million in 2001. This increase was primarily attributable to an increase in merchandise sales to franchise locations, partially offset by a decrease in the number of franchised locations in the first nine months of 2002 as compared to the first nine months of 2001.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue increased slightly to 3.2% for the nine months ending September 30, 2002 as compared to 3.1% for the nine months ending September 30, 2001. This increase is primarily attributable to additional litigation settlement costs of $2.0 million in connection with the settlement of our class action gender discrimination litigation incurred during the second quarter of 2002.

Amortization of Intangibles. Amortization of intangibles decreased by $19.2 million, or 85.7%, to $3.2 million for the nine months ended September 30, 2002 from $22.4 million for the nine months ended September 30, 2001. This decrease was directly attributable to the implementation of SFAS 142, which requires that goodwill no longer be amortized.

Operating Profit. Operating profit increased by $99.1 million, or 61.4%, to $260.6 million for the nine months ended September 30, 2002 from $161.5 million in 2001, including the $16 million litigation settlement charge taken in the third quarter of 2001. Operating profit as a percentage of total revenue increased to 17.5% for the nine months ended September 30, 2002, from 12.1% in 2001. This increase was primarily attributable to an increase in store revenues in the first nine months of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives, reduction of store level costs and the reduction of intangible amortization expense as discussed above. After adjusting reported results for the first nine months of 2001 to exclude the effects of goodwill amortization, operating profit increased by $78.0 million, or 42.7% on a comparable basis.

Net Earnings. Net earnings increased by $64.4 million, or 103.1%, to $126.9 million for the nine months ended September 30, 2002 from $62.5 million in 2001. This increase is primarily attributable to growth in operating profit as discussed above. After adjusting reported results for the first nine months of 2001 to exclude the effects of goodwill amortization, net earnings increased by $45.7 million, or 56.3% on a comparable basis.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends decreased by $1.9 million, or 15.5%, to $10.2 million for the nine months ended September 30, 2002 as compared to $12.1 million in 2001. This decrease is a direct result of the conversion of 97,197 shares of preferred stock into 3,500,000 shares of our common stock in May 2002 and the conversion in August 2002 of all but two shares of our outstanding Series A preferred stock into approximately 7,281,548 shares of our common stock, resulting in less preferred shares outstanding in 2002 as compared to 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Store Revenue. Total store revenue increased by $48.0 million, or 11.1%, to $481.5 million for the three months ended September 30, 2002 from $433.4 million for the three months ended September 30, 2001. The increase in total store revenue is primarily attributable to growth in same store revenues and incremental revenues in new and acquired stores.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending September 30, 2002 and 2001. Same store revenues increased by $27.0 million, or 6.9%, to $421.0 million for the three months ended September 30, 2002 from $394.0 million in 2001. The increase in same store revenues was primarily attributable to an increase in the number of customers served (approximately 394 active customers per day per store for 2002 vs. approximately 389 active customers per day per store for 2001 in same stores open), as well as revenue earned per customer (approximately $528 per customer for the three months ended September 30, 2002 vs. approximately $500 per customer for 2001). Merchandise sales increased $3.1 million, or 14.6%, to $24.7 million for 2002 from $21.6 million in 2001. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the third quarter of 2002 (approximately 206,000) from the number of items sold in 2001 (approximately 188,000). This increase in the number of items sold in 2002 versus the same period in 2001 was primarily the result of an increase in the amount of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue decreased by $542,000, or 4.0%, to $13.1 million for the three months ended September 30, 2002 from $13.6 million in 2001. This decrease was primarily attributable to a decrease in the number of franchised locations in the third quarter of 2002 as compared to the third quarter of 2001, which caused a decrease in royalty income and merchandise sales.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $9.3 million, or 10.8%, to $95.5 million for the three months ended September 30, 2002 from $86.2 million in 2001. This increase was primarily attributable to an increase in rental and fee revenue. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue decreased to 20.9% in 2002 from 21.0% for the same period in 2001. This slight decrease is primarily a result of in-store promotions made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements. These in-store promotions caused depreciation to be a greater percentage of store rentals and fees revenue on those promotional items rented.

Cost of Merchandise Sold. Cost of merchandise sold increased by $1.3 million, or 7.5%, to $18.5 million for the three months ended September 30, 2002 from $17.2 million in 2001. This increase was primarily a result of an increase in the number of items sold during the third quarter of 2002 as compared to the third quarter of 2001.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.8% for the three months ended September 30, 2002 from 60.4% for the three months ended September 30, 2001. This decrease was primarily attributable to an increase in store revenues in the third quarter of 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives and reductions in store level costs in 2002.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $563,000, or 4.8%, to $11.1 million for the three months ended September 30, 2002 from $11.6 million in 2001. This decrease was primarily attributable to a decrease in the number of franchised locations in the third quarter of 2002 as compared to the third quarter of 2001.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained constant at 3.1% for the three months ending September 30, 2002 and 2001.

Amortization of Intangibles. Amortization of intangibles decreased by $6.2 million, or 79.9%, to $1.5 million for the three months ended September 30, 2002 from $7.7 million for the three months ended September 30, 2001. This decrease was directly attributable to the implementation of SFAS 142, which requires that goodwill no longer be amortized.

Operating Profit. Operating profit increased by $51.7 million, or 159.8%, to $84.1 million for the three months ended September 30, 2002 from $32.4 million in 2001. Operating profit as a percentage of total revenue increased to 17.0% for the three months ended September 30, 2002, from 7.2% in 2001. This increase was primarily attributable to an increase in store revenues in 2002 as compared to 2001 coupled with the realization of our margin enhancement initiatives, reduction of store level costs and the reduction of intangible amortization expense as discussed above. After adjusting reported results for the third quarter of 2001 to exclude the effects of goodwill amortization, operating profit increased by $44.5 million, or 112.2% on a comparable basis.

Net Earnings. Net earnings increased by $31.5 million, or 315.6%, to $41.4 million for the three months ended September 30, 2002 from $9.9 million in 2001. This increase is primarily attributable to growth in operating profit as discussed above. After adjusting reported results for the third quarter of 2001 to exclude the effects of goodwill amortization, net earnings increased by $25.1 million, or 153.5% on a comparable basis.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends decreased by $1.4 million or 51.2%, to $1.3 million for the three months ended September 30, 2002 as compared to $2.7 million in 2001. This decrease is a direct result of the conversion of 97,197 shares of preferred stock into 3,500,000 shares of our common stock in May 2002 and the conversion in August 2002 of all but two shares of our outstanding Series A preferred stock into approximately 7,281,548 shares of our common stock, resulting in less preferred shares outstanding in 2002 as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased by $148.9 million to $265.7 million for the nine months ending September 30, 2002 from $116.8 million in 2001. This increase resulted primarily from an increase in net earnings and depreciation of rental merchandise, as well as a decrease in the amount of rental merchandise purchased during the first nine months of 2002 compared to 2001.

Cash used in investing activities decreased by $16.1 million to $70.7 million during the nine month period ending September 30, 2002 from $86.8 million in 2001. This decrease is primarily attributable to a decrease in capital expenditures as well as a decrease in the acquisition and opening of new stores during the first nine months of 2002 as compared to 2001.

Cash used in financing activities increased by $155.1 million to $192.7 million during the nine month period ending September 30, 2002 from $37.5 million in 2001. This increase is a result of our purchase of $46.6 million in treasury stock, the repurchase of $1.25 million of our subordinated notes, and an increase of debt repayments of $60.0 million during the first nine months of 2002 as compared to 2001. In addition, there were no proceeds from the issuance of common stock in 2002 as compared to proceeds of approximately $45.7 million in 2001.

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

We believe that cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation and our store expansion intentions through 2003. At November 8, 2002, we had $95.2 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Rental Merchandise Purchases. We purchased $354.4 million and $395.0 million of rental merchandise during the nine month periods ending September 30, 2002 and 2001, respectively.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $27.6 million and $42.3 million on capital expenditures during the nine month periods ending September 30, 2002 and 2001, respectively, and expect to spend approximately $11.0 million for the remainder of 2002.

Acquisitions and New Store Openings. For the first nine months of 2002, we spent approximately $43.3 million on acquiring stores and accounts. For the entire year ending December 31, 2002, we intend to add approximately 5% to 10% to our store base by opening between 60 and 70 new store locations as well as continuing to pursue opportunistic acquisitions.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at September 30, 2002.

           PERIOD (YEAR) ENDING
               DECEMBER 31,                   (IN THOUSANDS)
           --------------------               --------------
      2002..........................             $      0
      2003..........................                1,108
      2004..........................               13,589
      2005..........................               51,159
      2006..........................              118,913
Thereafter..........................               75,231
                                                 --------
                                                 $260,000
                                                 ========

As of September 30, 2002, we paid $168.0 million of our senior debt during 2002. Since September 30, 2002, we have prepaid an additional $10.5 million of our senior debt during the fourth quarter of 2002.

Under our senior credit facilities, we are required to use 25% of the net proceeds from any equity offering to repay our term loans. We intend to continue to make prepayments of debt under our senior credit facilities, repurchase some of our senior subordinated notes or repurchase our common stock to the extent we have available cash that is not necessary for store openings or acquisitions. However, we cannot assure you that we will have excess cash for these purposes. Our senior credit facilities currently limit our ability to repurchase in excess of $51.3 million of our senior subordinated notes. In addition, our senior credit facilities currently limit our ability to repurchase our common stock in excess of 25% of our consolidated net income for the period from January 1, 2002 through our latest quarterly financial reports and require us to make a matching pre-payment on our term loans with any such repurchase.

Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by JP Morgan Chase Bank, as administrative agent. On May 3, 2002, we amended and restated our senior credit facility to provide for a new Tranche D LC Facility in an aggregate amount at closing equal to $80.0 million to support our outstanding letters of credit. Under this new LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested LC loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar base rate plus 2.80%, with the entire amount of the LC Facility due on December 31, 2007. As a result of this amendment, our letters of credit are issued under the new LC Facility, which increases the amount available to us under our revolving credit facility, thereby enabling us to achieve more flexibility and liquidity within our capital structure. At September 30, 2002, we had a total of $260.0 million outstanding under our senior credit facilities, all of which was under our term loans. At September 30, 2002, we had $114.3 million of availability under our revolving credit facility.

As of November 8, 2002, our outstanding letters of credit amounted to $85.7 million, $80.0 million of which is supported by our Tranche D LC Facility and the remaining $5.7 million which is supported by our $120.0 million revolving credit facility.

Borrowings under the senior credit facilities bear interest at varying rates equal to 1.50% to 3.0% over LIBOR, which was 1.81% at September 30, 2002. We also have a prime rate option under the facilities, but have not exercised it to date. At September 30, 2002, the average rate on outstanding senior debt borrowings was 8.9%. Including the non-recurring finance fees of $881,651 incurred in connection with our prepayment of debt, the average rate on outstanding senior debt borrowings was 10.1%.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

o    make capital expenditures; or

o    enter into a new line of business.

The senior credit facilities require us to comply with several financial covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. At September 30, 2002, the maximum leverage ratio was 3.75:1, the minimum interest coverage ratio was 3.00:1, and the minimum fixed charge coverage ratio was 1.30:1. On that date, our actual ratios were 1.40:1, 6.09:1 and 2.51:1.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Store Leases. We lease space for all of our stores as well as our corporate and regional offices under operating leases expiring at various times through 2010.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Textron Financial Corporation, who generally provides financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. Approximately $10.0 million of the Textron financing was recently refinanced by Texas Capital Bank, National Association upon terms and conditions similar to the Textron financing. We guarantee the obligations of ColorTyme under these agreements up to a maximum amount of $50.0 million, of which $32.9 million was outstanding as of September 30, 2002. Mark E. Speese, our Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of September 30, 2002, we have paid approximately $124.5 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations.

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

In early March 2002, we reached an agreement in principle with the plaintiffs attorneys in Wilfong and the EEOC to resolve the Wilfong suit and the Tennessee EEOC action. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. Similarly, the court in the Tennessee EEOC action stayed the proceeding in that case. The definitive settlement agreement documents were filed with the Wilfong court in June 2002, and the court granted preliminary approval of the settlement on June 19, 2002. The court held a fairness hearing, approved the settlement and entered its order and judgment of final approval on October 4, 2002. Assuming there are no appeals, the order and judgment will become effective on December 4, 2002.

Under the terms of the Wilfong settlement, while not admitting any liability, we agreed to pay an aggregate of $47.0 million to approximately 6,000 female employees and approximately 2,300 female applicants who were employed by or applied for employment with us during the period commencing on April 19, 1998 and ending on June 19, 2002, plus up to $375,000 in settlement administrative costs. The $47.0 million payment includes the $12.25 million payment discussed in connection with the Bunch settlement. Attorney fees of approximately $10.5 million for class counsel in Wilfong will be paid out of the $47.0 million settlement fund. Pursuant to the settlement procedures approved by the court, approximately fifty class members opted out of the settlement.

In June 2002, we separately agreed to contribute an additional $2.0 million to a dispute resolution fund in which approximately 100 class members in Bunch will participate. This dispute resolution fund has been approved by the Bunch court and counsel to the plaintiffs in Bunch support the dispute resolution fund and the Wilfong settlement.

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

In connection with the settlement, the parties have agreed that the Bunch case and the Tennessee EEOC action will be dismissed with prejudice once the Wilfong settlement becomes final, which we expect will occur in early December 2002.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

To account for the aforementioned costs, as well as our own attorney's fees, we recorded an additional non-recurring charge of $36.0 million in the fourth quarter of 2001 in connection with the Wilfong matter and a non-recurrring charge of $2.0 million in the second quarter of 2002 for a total non-recurring charge of $54.0 million.

In November 2002, we reached a settlement of the suit with the Wisconsin Attorney General, subject to court approval. Under the terms of the settlement, we agreed to create a restitution fund in the amount of approximately $7.0 million for our applicable Wisconsin customers who had completed or active transactions with us as of September 30, 2002. In addition, we agreed to pay $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. The settlement of this matter was fully reserved for in our financial statements. A portion of this restitution fund is allocated for restitution on active rental transactions, which will be allowed to terminate according to their terms when customers either acquire or return the merchandise. Restitution will be offered to these customers when all such active transactions have terminated, which we anticipate will occur in approximately two years. Any unclaimed restitution funds at the conclusion of the restitution period will revert back to us. To the extent the amount in the restitution fund is insufficient to pay the required amount of restitution, we are obligated to provide additional funds to do so. However, we believe the amount in the restitution fund allocated for these customers, together with the amount of funds we anticipate will revert to us at the conclusion of the restitution period, will be sufficient to pay the required amount of restitution. Any customer accepting a restitution check will be required to release us and our subsidiary ColorTyme from all claims related to their transaction or transactions with us. We, together with ColorTyme, also agreed to enter into an injunction requiring each of us to comply with the Wisconsin Consumer Act in any transaction in Wisconsin in which the customer can become the owner of merchandise other than through a single lump sum payment.

A court hearing to approve the settlement is scheduled for November 12, 2002. We expect to fund this settlement within ten days following the court's approval.

We expect to fund the Wilfong settlement and the Wisconsin Attorney General matter with cash on hand. Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note J of our consolidated financial statements included in our Annual Report on Form 10-K.

Sales of Equity Securities. On May 31, 2001, we completed an offering of 3,680,000 shares of our common stock at an offering price of $42.50 per share. In that offering, 1,150,000 shares were offered by us and 2,530,000 shares were offered by some of our stockholders. Net proceeds to us were approximately $45.6 million.

During 1998, we issued 260,000 shares of our Series A preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our Series A preferred stock accrue on a quarterly basis at the rate of $37.50 per annum. To date, we have paid these dividends in additional shares of Series A preferred stock because of restrictive provisions in our senior credit facilities. Beginning in August 2003, we will be required to pay the dividends in cash and may do so under our senior credit facilities so long as we are not in default.

On August 5, 2002, the first date in which we had the right to optionally redeem the shares of Series A preferred stock, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into 7,281,548 shares of our common stock. As a result, the dividend on our Series A preferred stock has been substantially eliminated for future periods. In connection with Apollo's conversion of all but two of the shares of Series A preferred stock held by them on August 5, 2002, we granted Apollo an additional right to effect a demand registration under the existing registration rights agreement we entered into with them in 1998.

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2002:

                                                               PAYMENTS DUE BY YEAR END:
   Contractual Cash Obligations(1)         TOTAL         2002         2003         2004     2005 AND THEREAFTER
   -------------------------------        --------     --------     --------     --------   -------------------
                                                                   (IN THOUSANDS)
Senior Credit Facilities
  (including current portion) .......     $260,000     $      0     $  1,108     $ 13,589        $245,303
11% Senior Subordinated Notes (2) ...      454,425            0       30,112       30,112         394,201
Operating Leases ....................      361,252       42,593      111,072       94,023         113,564


----------

(1) Excludes obligations under the ColorTyme guarantee, the change in control and acceleration provisions under the senior credit facilities, and the optional redemption, change in control and acceleration provisions under the indenture governing our subordinated notes.

(2) Includes interest payments of $15.06 million on each of February 15 and August 15 of each year.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25.0 million of our common stock. In October 2002, our board of directors increased our authority to effect repurchases of our outstanding common stock under our common stock repurchase program from $25.0 million to $50.0 million. Through September 30, 2002, we have repurchased approximately 241,404 shares of our common stock under this program for approximately $11.9 million, all of which was effected in the quarter ended September 30, 2002. As of November 5, 2002, we have repurchased an additional 389,400 shares of our common stock under this program since September 30, 2002, for approximately $17.7 million.

In September 2002, we repurchased $1.25 million of our subordinated notes for approximately $1.35 million, which included a loss of approximately $82,800. Since September 30, 2002, we have repurchased an additional $1.5 million of our subordinated notes for approximately $1.62 million, which included a loss of approximately $96,250.

Our senior credit facilities currently limit our ability to repurchase our common stock in excess of 25% of our consolidated net income for the period from January 1, 2002 through our latest quarterly financial reports and require us to make a matching pre-payment on our term loans with any such repurchase. Furthermore, our senior credit facilities generally limit our ability to repurchase our subordinated notes in excess of $54.0 million, of which approximately $2.75 million has been utilized. The indenture governing our subordinated notes contains covenants limiting our ability to repurchase our capital stock. Accordingly, our ability to make further repurchases of our common stock, including pursuant to our common stock repurchase program, and our ability to repurchase our subordinated notes, is limited.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY


As of September 30, 2002, we had $273.8 million in subordinated notes outstanding at a fixed interest rate of 11.0% and $260.0 million in term loans outstanding at interest rates indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at September 30, 2002 was $292.9 million, which is $19.1 million above their carrying value. Unlike the subordinated notes, the $260.0 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. Of the $500.0 million in agreements, $250.0 million expired in September 2001 and the remaining $250.0 million will expire in 2003. Given our capital structure at September 30, 2002, including our interest rate swap agreements, we have $10.0 million, or 3.85% of our total debt, in variable rate debt. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $100,000. The swap agreements had an aggregate negative fair value of $8.9 million and $11.5 million at September 30, 2002 and 2001, respectively. A hypothetical 1.0% change in the LIBOR rate would have increased the negative fair value of the swaps by approximately $2.6 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation.

Colon v. Thorn Americas, Inc. The Plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. The Plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contends the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. Plaintiff alleges Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. In the prayer for relief, the Plaintiff requested the following:

o    class certification;

o injunctive relief requiring Thorn Americas to (A) cease certain marketing practices, and (B) price their rental purchase contracts in certain ways;

o    unspecified compensatory and punitive damages;

o    rescission of the class members contracts;

o an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period;

o    treble damages, attorney's fees, filing fees and costs of suit;

o    pre- and post-judgment interest; and

o    any further relief granted by the court.

The Plaintiff has not alleged a specific monetary amount with respect to the request for damages.

The proposed class originally included all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1991 through November 26, 1997. In her class certification briefing, Plaintiff acknowledged her claims under the General Business Law in New York are subject to a three year statute of limitations, and is now requesting a class of all persons in New York who paid for rental merchandise from us since November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing Plaintiff's claims based on the alleged failure to disclose an effective interest rate. Plaintiff's other claims were not dismissed. Plaintiff moved to certify a state-wide class in December 2000. Plaintiff's class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part Plaintiff's requested certification. The opinion grants certification as to all of Plaintiff's claims except Plaintiff's pricing claims pursuant to the Rental Purchase Statute. A court hearing is scheduled for November 12, 2002 seeking clarification of the court's opinion concerning the effect of its order on Plaintiff's specific claims.

We believe these claims are without merit and will continue to vigorously defend ourselves in this case, including appealing the court's certification order if circumstances warrant. However, we cannot assure you that we will be found to have no liability in this matter.

Wisconsin Attorney General Proceeding. On August 4, 1999, the Wisconsin Attorney General filed suit against us and our subsidiary ColorTyme in the Circuit Court of Milwaukee County, Wisconsin, alleging that our rent-to-rent transaction, coupled with the opportunity afforded our rental customers to purchase the rented merchandise under what we believe is a separate transaction, is a disguised credit sale subject to the Wisconsin Consumer Act. Accordingly, the Attorney General alleged that we failed to disclose credit terms, misrepresented the terms of the transaction and engaged in unconscionable practices.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

The Attorney General sought injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation. On October 31, 2001, the Attorney General filed a motion for summary judgment on several counts in the complaint, including the principal claim that our rent-to-rent transaction is governed by the Wisconsin Consumer Act. Our response was filed on December 17, 2001. A pre-trial conference and hearing on the motion for summary judgment took place on January 22, 2002, at which time the court ruled in favor of the Attorney General's motion for summary judgment on the liability issues and set the case for trial on damages for February 2003.

Since the inception of this suit, we attempted to negotiate a mutually satisfactory resolution of these claims with the Wisconsin Attorney General's office, including the consideration of possible changes in our business practices in Wisconsin. On October 1, 2002, in anticipation of the settlement of this matter, we changed our business practices in Wisconsin to a retail sale model. Accordingly, our 23 Wisconsin stores now offer credit sale transactions and operate under our newly-formed subsidiary Get It Now, which is subject to regulation under the Wisconsin Consumer Act.

In November 2002, we reached a settlement of this suit with the Attorney General, subject to court approval. Under the terms of the settlement, we agreed to create a restitution fund in the amount of approximately $7.0 million for our applicable Wisconsin customers who had completed or active transactions with us as of September 30, 2002. In addition, we agreed to pay $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. A portion of this restitution fund is allocated for restitution on active rental transactions, which will be allowed to terminate according to their terms when customers either acquire or return the merchandise. Restitution will be offered to these customers when all such active transactions have terminated, which we anticipate will occur in approximately two years. Any unclaimed restitution funds at the conclusion of the restitution period will revert back to us. To the extent the amount in the restitution fund is insufficient to pay the required amount of restitution, we are obligated to provide additional funds to do so. However, we believe the amount in the restitution fund allocated for these customers, together with the amount of funds we anticipate will revert to us at the conclusion of the restitution period, will be sufficient to pay the required amount of restitution. Any customer accepting a restitution check will be required to release us and our subsidiary ColorTyme from all claims related to their transaction or transactions with us. We, together with ColorTyme, also agreed to enter into an injunction requiring each of us to comply with the Wisconsin Consumer Act in any transaction in Wisconsin in which the customer can become the owner of merchandise other than through a single lump sum payment.

A court hearing to approve the settlement is scheduled for November 12, 2002. We expect to fund this settlement within ten days following the court's approval.

Gender Discrimination Actions. We are subject to three class action lawsuits claiming gender discrimination. As described below, we have settled all of the claims covered by these three actions.

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

In early March 2002, we reached an agreement in principle with the plaintiffs' attorneys in Wilfong and the EEOC to resolve the Wilfong suit and the Tennessee EEOC action. At the parties' request, the court in the Bunch case stayed the proceedings in that case, including postponing the fairness hearing previously scheduled for March 6, 2002. Similarly, the court in the

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Tennessee EEOC action stayed the proceeding in that case. The definitive settlement agreement documents were filed with the Wilfong court in June 2002, and the court granted preliminary approval of the settlement on June 19, 2002. The court held a fairness hearing, approved the settlement and entered its order and judgment of final approval on October 4, 2002. Assuming there are no appeals, the order and judgment will become effective on December 4, 2002.

Under the terms of the Wilfong settlement, while not admitting any liability, we agreed to pay an aggregate of $47.0 million to approximately 6,000 female employees and approximately 2,300 female applicants who were employed by or applied for employment with us during the period commencing on April 19, 1998 and ending on June 19, 2002, plus up to $375,000 in settlement administrative costs. The $47.0 million payment includes the $12.25 million payment discussed in connection with the Bunch settlement. Attorney fees of approximately $10.5 million for class counsel in Wilfong will be paid out of the $47.0 million settlement fund. Pursuant to the settlement procedures approved by the court, approximately fifty class members opted out of the settlement.

In June 2002, we separately agreed to contribute an additional $2.0 million to a dispute resolution fund in which approximately 100 class members in Bunch will participate. This dispute resolution fund has been approved by the Bunch court and counsel to the plaintiffs in Bunch support the dispute resolution fund and the Wilfong settlement.

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

In connection with the settlement, the parties have agreed that the Bunch case and the Tennessee EEOC action will be dismissed with prejudice once the Wilfong settlement becomes final, which we currently expect to occur in early December 2002.

Terry Walker, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against us and certain of our current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleges that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our financial performance and prospects for the third and fourth quarters of 2001. The complaint purports to be brought on behalf of all purchasers of our common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts. Similar complaints were consolidated by the court with the Walker matter in October 2002. Plaintiff's consolidated amended complaint is due by November 25, 2002, and we anticipate our response to such complaint will be due in early January 2003. We believe plaintiff's claims to date are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

Gregory Griffin, et. al. v. Rent-A-Center, Inc. On June 25, 2002, a suit originally filed by Gregory Griffin in state court in Philadelphia, Pennsylvania was amended to seek relief both individually and on behalf of a class of customers in Pennsylvania, alleging that we violated the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The amended complaint asserts that our rental purchase transactions are, in fact, retail installment sales transactions, and as such, are not governed by the Pennsylvania Rental-Purchase Agreement Act, which was enacted after the adoption of the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices Act. Griffin's suit seeks class-wide remedies, including injunctive relief, unspecified statutory, actual and treble damages, as well as attorney's fees and costs. Discovery in the case is in its early stages. Although we believe that these claims are without merit, a recent trial court decision in a similar case to which we were not a party held that rental purchase transactions in Pennsylvania are in fact retail installment sales transactions not governed by the Pennsylvania Rental-Purchase Agreement Act. We strongly disagree with this decision. We have filed preliminary objections to the complaint in Griffin. Such objections are currently pending before the trial court for decision. We intend to vigorously defend ourselves in this case. However, we cannot assure you that we will be found to have no liability in this matter.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

Current Report on Form 8-K, dated August 12, 2002, relating to the filing of sworn statements by Rent-A-Center, Inc.'s principal executive officer and principal financial officer pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 as required by the Securities and Exchange Commission's Order No. 4-460 dated June 27, 2002.

Current Report on Form 8-K, dated August 12, 2002, relating to the certification by Mr. Speese and Mr. Davis pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 which accompanied Rent-A-Center, Inc.'s Quarterly Statement on Form 10-Q for the quarter ended June 30, 2002.

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

                                       RENT-A-CENTER, INC.

                                       By: /s/ Robert D. Davis
                                           -----------------------------------
                                           Robert D. Davis
                                           Senior Vice President-Finance and
                                           Chief Financial Officer

Date: November 12, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


I, Mark E. Speese, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rent-A-Center, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                       /s/ MARK E. SPEESE
                                       ---------------------------------
                                       Chairman of the Board
                                       and Chief Executive Officer

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


I, Robert D. Davis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rent-A-Center, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                        /s/ ROBERT D. DAVIS
                                        ----------------------------------------
                                        Senior Vice President-Finance, Treasurer
                                        and Chief Financial Officer

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER      EXHIBIT DESCRIPTION
  -------      -------------------
   3.1(1)      --   Amended and Restated Certificate of Incorporation of Renters
                    Choice, Inc.

   3.2(2)      --   Certificate of Amendment to the Amended and Restated
                    Certificate of Incorporation of Renters Choice, Inc.

   3.3(3)      --   Certificate of Amendment to the Amended and Restated
                    Certificate of Incorporation of Rent-A-Center, Inc.

   3.4(4)      --   Amended and Restated Bylaws of Rent-A-Center, Inc.

   4.1(5)      --   Form of Certificate evidencing Common Stock

   4.2(6)      --   Certificate of Designations, Preferences and Relative Rights
                    and Limitations of Series A Preferred Stock of Renters
                    Choice, Inc.

   4.3(7)      --   Certificate of Designations, Preferences and Relative Rights
                    and Limitations of Series B Preferred Stock of Renters
                    Choice, Inc.

   4.4(8)      --   Form of Certificate evidencing Series A Preferred Stock

   4.5(9)      --   Indenture, dated as of December 19, 2001, by and among
                    Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and
                    Advantage Companies, Inc., as Subsidiary Guarantors, and The
                    Bank of New York, as Trustee

   4.6(10)     --   First Supplemental Indenture, dated as of May 1, 2002, by
                    and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage
                    Companies, Inc. and The Bank of New York, as Trustee.

   4.7*        --   Second Supplemental Indenture, dated as of September 30,
                    2002, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                    Advantage Companies, Inc., Get It Now, LLC and The Bank of
                    New York, as Trustee.

   4.8(11)     --   Form of 2001 Exchange Note

  10.1(12)+    --   Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                    Plan

  10.2(13)     --   Amended and Restated Credit Agreement, dated as of August 5,
                    1998 as amended and restated as of May 3, 2002, among
                    Rent-A-Center, Inc., Comerica Bank, as Documentation Agent,
                    Bank of America NA, as Syndication Agent and JP Morgan Chase
                    Bank, as Administrative Agent.

  10.3*        --   First Amendment, dated as of October 11, 2002, to the Credit
                    Agreement, dated August 5, 1998, as amended and restated as of May 3, 2002, among Rent-A-Center, Inc., the lenders party to the Credit Agreement, the Documentation Agent and
                    Syndication named there in and JP Morgan Chase Bank, as
                    Administrative Agent.

  10.4(14)     --   Guarantee and Collateral Agreement, dated August 5, 1998,
                    made by Renters Choice, Inc., and certain of its
                    Subsidiaries in favor of the Chase Manhattan Bank, as
                    Administrative Agent

  10.5(15)     --   Amended and Restated Stockholders Agreement, dated as of
                    October 8, 2001, by and among Apollo Investment Fund IV,
                    L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                    Mark E. Speese, Rent-A-Center, Inc., and certain other
                    persons

  10.6(16)     --   Amended and Restated Stockholders Agreement, dated as of
                    August 5, 2002, by and among Apollo Investment Fund IV,
                    L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese,
                    Rent-A-Center, Inc., and certain other persons

  10.7(17)     --   Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                    L.P., and Apollo Overseas Partners IV, L.P., related to the
                    Series A Convertible Preferred Stock

  10.8(18)     --   Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo
                    Investment Fund IV, L.P. and Apollo Overseas Partners IV,
                    L.P.

  10.9(19)     --   Common Stock Purchase Agreement, dated as of October 8,
                    2001, by and among J. Ernest Talley, Mary Ann Talley, the
                    Talley 1999 Trust and Rent-A-Center, Inc.

  10.10(20)    --   Exchange and Registration Rights Agreement, dated December
                    19, 2001, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                    Advantage Companies, Inc., J.P. Morgan Securities, Inc.,
                    Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc.
                    and Lehman Brothers, Inc.

  10.11(21)    --   Amended and Restated Franchisee Financing Agreement, dated
                    March 27, 2002, by and between Textron Financial
                    Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

  10.12(22)    --   Franchise Financing Agreement, dated April 30, 2002, but
                    effective as of June 28, 2002, by and between Texas Capital
                    Bank, National Association, ColorTyme, Inc. and
                    Rent-A-Center, Inc.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

  EXHIBIT
   NUMBER      EXHIBIT DESCRIPTION
  -------      -------------------
  10.13(23)    --   First Amendment to Franchisee Financing Agreement, dated
                    July 23, 2002, by and between Textron Financial Corporation,
                    ColorTyme, Inc. and Rent-A-Center, Inc.

  10.14*       --   Second Amendment to Franchisee Financing Agreement, dated
                    September 30, 2002, by and between Textron Financial
                    Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

  21.1*        --   Subsidiaries of Rent-A-Center, Inc


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

(6) Incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(7) Incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(8) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 19, 1999

(9) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(10) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(11) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(12) Incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement of Form S-4 filed on January 22, 2002

(13) Incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(14) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(15) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

(16) Incorporated herein by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(17) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(18) Incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(19) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(20) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(21) Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(22) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(23) Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002