Form 10-K
period 2002-12-31
RENT A CENTER INC DE
filed 2003-03-26
CIK 933036

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-25370
                             ---------------------
                              RENT-A-CENTER, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      45-0491516
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     AGGREGATE MARKET VALUE OF THE 33,631,901 SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT THE CLOSING SALES PRICE ON
     MARCH 24, 2003......................................... $1,854,799,340

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MARCH 24,
     2003:.......................................................34,853,773

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement relating to the 2003 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   37
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   37

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38
Item 14.  Controls and Procedures.....................................   38
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   38

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Unless the context indicates otherwise, references to "we," "us" and "our" refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.

     We are the largest operator in the United States rent-to-own industry with an approximate 29% market share based on store count. At December 31, 2002, we operated 2,407 company-owned stores nationwide and in Puerto Rico, including 23 stores in Wisconsin operated by our subsidiary Get It Now, LLC under the name "Get It Now." Another of our subsidiaries, ColorTyme, Inc., is a national franchisor of rent-to-own stores. At December 31, 2002, ColorTyme had 318 franchised stores in 40 states, 306 of which operated under the ColorTyme name and 12 of which operated under the Rent-A-Center name. These franchise stores represent a further 4% market share based on store count.

     Our stores generally offer high quality, durable products such as home electronics, appliances, computers and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise. Get It Now offers our merchandise on an installment sales basis in Wisconsin. We offer well known brands such as Philips, Sony, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, IBM, Compaq and Hewlett-Packard computers and Ashley, England, Berkline and Standard furniture.

     Our customers often lack access to conventional forms of credit. We offer products such as big screen televisions, computers and sofas, and well known brands that might otherwise be unavailable without credit. We also offer high levels of customer service at no charge, including repair, pick-up and delivery. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 62% of our business is from repeat customers.

     Our principal executive offices are located at 5700 Tennyson Parkway, Third Floor, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material or furnish it to the SEC. Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

CORPORATE REORGANIZATION

     Effective as of December 31, 2002, we completed a tax-free internal reorganization of our corporate structure. The reorganization was effected through an inversion merger whereby Rent-A-Center, Inc. became a wholly-owned subsidiary of Rent-A-Center Holdings, Inc., a newly formed Delaware holding company, which was incorporated as a Delaware corporation on November 26, 2002. Upon the merger, Rent-A-Center, Inc. changed its name to "Rent-A-Center East, Inc.," and Rent-A-Center Holdings, Inc. adopted the name "Rent-A-Center, Inc." The newly formed parent company, Rent-A-Center, Inc., is deemed the "successor issuer" to Rent-A-Center East, Inc. Rent-A-Center East was originally incorporated as a Delaware corporation on September 16, 1986.

INDUSTRY OVERVIEW

     According to industry sources and our estimates, the rent-to-own industry consists of approximately 8,300 stores, and provides approximately 7.0 million products to over 2.8 million households each year. We estimate the six largest rent-to-own industry participants account for approximately 4,700 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and we believe will continue to experience, increasing consolidation. We believe this consolidation trend in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.

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

     - opening new stores and acquiring existing rent-to-own stores; and

     - building our national brand.

  ENHANCING STORE OPERATIONS

     We continually seek to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For example, in the later part of 2001, we implemented programs to refocus our operational personnel to prioritize store profit growth, including the effective pricing of rental merchandise and the management of store level operating expenses. Similarly, we instituted a transitional duty program to maintain store level productivity as well as to minimize costs related to the workers compensation component of our insurance programs.

     We believe we will achieve further gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

     - use focused advertising to increase store traffic;

     - expand the offering of upscale, higher margin products, such as Philips, Sony, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, IBM, Compaq and Hewlett-Packard computers and Ashley, England, Berkline and Standard furniture to increase the number of product rentals;

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

     Since March 1993, our company-owned store base has grown from 27 to 2,407 at December 31, 2002, primarily through acquisitions. During this period, we acquired over 2,200 company-owned stores and over 350 franchised stores in more than 120 separate transactions, including six transactions where we acquired in excess of 70 stores. In May 1998, we acquired substantially all of the assets of Central Rents, Inc., which operated 176 stores, for approximately $100 million in cash. In August 1998, we acquired Thorn Americas, Inc. for approximately $900 million in cash, including the repayment of certain debt of Thorn Americas. Prior to this acquisition, Thorn Americas was our largest competitor, operating 1,409 company-owned stores and franchising 65 stores in 49 states and the District of Columbia.

     Having successfully integrated the Thorn Americas and Central Rents acquisitions, we resumed our strategy of increasing our store base. The table below summarizes the store growth activity over the last three fiscal years.

                                                 2002            2001            2000
                                                 ----            ----            ----
New store openings.........................        70             76              36
Acquired stores............................        83             95              74
Stores from which we acquired accounts.....       126             90              73
Closed stores
  Merged with existing stores..............        23             42              22
  Sold.....................................         4              6               4
  Closed without merger....................        --             --               1
Total approximate purchase price of
  acquisitions.............................  $59.5 million   $49.8 million   $42.5 million

     In February 2003, we acquired substantially all of the assets of 295 stores located throughout the United States from Rent-Way, Inc. and certain of its subsidiaries for approximately $100.4 million in cash. Of the 295 stores, 176 were merged with existing locations. For more details on the Rent-Way transaction, please read the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." Furthermore, since December 31, 2002, we acquired additional accounts from one store location for approximately $100,000 in cash and opened an additional 20 new stores. We also closed three stores, merging them with existing stores, resulting in a total store count of 2,543 at March 24, 2003.

     We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry. We intend to increase the number of stores in which we operate by an average of approximately 5% to 10% per year over the next several years. We plan to accomplish our future growth through both selective and opportunistic acquisitions and new store development.

  BUILDING OUR NATIONAL BRAND

     We have implemented strategies to increase our name recognition and enhance our national brand. As part of that strategy, we utilize television and radio commercials, print, direct response and in-store signage, all of which are designed to increase our name recognition among our customers and potential customers. We believe that as the Rent-A-Center name gains in familiarity and national recognition through our advertising efforts, we will continue to educate the customer about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise.

OUR STORES

     At December 31, 2002, we operated 2,407 stores nationwide and in Puerto Rico. In addition, our subsidiary ColorTyme franchised 318 stores in 40 states. This information is illustrated by the following table:

                             NUMBER OF STORES
                           --------------------
                           COMPANY
LOCATION                    OWNED    FRANCHISED
--------                   -------   ----------
Alabama..................      48        --
Alaska...................       4        --
Arizona..................      53         7
Arkansas.................      25         3
California...............     146         8
Colorado.................      31         3
Connecticut..............      30         5
Delaware.................      15         1
District of Columbia.....       4        --
Florida..................     137        11
Georgia..................      92        13
Hawaii...................      11         3
Idaho....................       6         4
Illinois.................     115         5
Indiana..................     104         5
Iowa.....................      20        --
Kansas...................      27        18
Kentucky.................      40         6
Louisiana................      35         5
Maine....................      20         9
Maryland.................      53         6
Massachusetts............      49         8
Michigan.................      95        12
Minnesota................       4        --
Mississippi..............      23         4
Missouri.................      56         8
Montana..................       3         4

                             NUMBER OF STORES
                           --------------------
                           COMPANY
LOCATION                    OWNED    FRANCHISED
--------                   -------   ----------
Nebraska.................       8        --
Nevada...................      16         5
New Hampshire............      14         2
New Jersey...............      40         8
New Mexico...............      12         9
New York.................     126        14
North Carolina...........      97        14
North Dakota.............       1        --
Ohio.....................     159         4
Oklahoma.................      37        13
Oregon...................      19         9
Pennsylvania.............      91         6
Puerto Rico..............      22        --
Rhode Island.............      12         1
South Carolina...........      34         5
South Dakota.............       3        --
Tennessee................      78         5
Texas....................     250        54
Utah.....................      15         2
Vermont..................       7        --
Virginia.................      43         8
Washington...............      37         9
West Virginia............      12         2
Wisconsin................      23*       --
Wyoming..................       5        --

TOTAL....................   2,407       318

---------------

* Represents stores operated by Get It Now, LLC, one of our subsidiaries.

     Our stores average approximately 4,400 square feet and are located primarily in strip malls. Because we receive merchandise shipments directly from vendors, we are able to dedicate approximately 80% of the store space to showroom floor, and also eliminate warehousing costs.

RENT-A-CENTER STORE OPERATIONS

  PRODUCT SELECTION

     Our stores offer merchandise from four basic product categories: home electronics, appliances, computers and furniture and accessories. Although we seek to ensure our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to ensure strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from brand-name manufacturers. For the year ended

December 31, 2002, home electronic products accounted for approximately 42% of our store rental revenue, furniture and accessories for 32%, appliances for 16% and computers for 10%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

     Home electronic products offered by our stores include high definition and wide-screen televisions, DVD players, home entertainment centers, video cassette recorders and stereos from top brand manufacturers such as Philips, Sony, JVC, Toshiba and Mitsubishi. We rent major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer personal and laptop computers from Dell, IBM, Compaq and Hewlett-Packard. We rent a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Berkline and Standard and other top brand manufacturers. Accessories include pictures, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

  RENTAL PURCHASE AGREEMENTS

     Our customers generally enter into weekly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 6 to 30 months, depending upon the product type, or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are contacted to verify the information contained in the customer's rental purchase order form. Rental payments are generally made in the store in cash, by money order or debit card. Approximately 85% of our customers pay on a weekly basis. Depending on state regulatory requirements, we charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled "-- Government Regulation."

  PRODUCT TURNOVER

     On average, a minimum rental term of 18 months is generally required to obtain ownership of new merchandise. We believe that only approximately 25% of our initial rental purchase agreements are taken to the full term of the agreement, although the average total life for each product is approximately 22 months, which includes the initial rental period, all re-rental periods and idle time in our system. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and video cassette recorders, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. To cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.

  CUSTOMER SERVICE

     We offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our national network of 23 service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer's residence, we provide a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver covering the particular loss. Most of the products we offer are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

  COLLECTIONS

     Store managers use our management information system to track collections on a daily basis. Our goal is to have no more than 6.50% of our rental agreements past due one day or more each Saturday evening. For fiscal years 2002, 2001 and 2000, the average week ending past due percentages were 5.95%, 5.74% and 5.83%, respectively. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh to tenth day. Collection efforts are enhanced by the numerous personal and job-related references required of customers, the personal nature of the relationships between the stores' employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period. Charge-offs due to lost or stolen merchandise, expressed as a percentage of store revenues, were approximately 2.5% in each of 2002, 2001 and 2000.

MANAGEMENT

     We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and credit relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Three times each week, store management is required to count the store's inventory on hand and compare the count to the accounting records, with the market manager performing a similar audit at least bi-monthly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a market manager within close proximity who typically oversees six to eight stores. Typically, a market manager focuses on developing the personnel in his or her market and ensuring all stores meet our quality, cleanliness and service standards. In addition, a market manager routinely audits numerous areas of the stores' operations, including gross profit per rental agreement, petty cash and customer order forms. A significant portion of a market manager's and store manager's compensation is dependent upon store revenues and profits, which are monitored by our management reporting system and our tight control over inventory afforded by our direct shipment practice.

     At December 31, 2002, we had 328 market managers who, in turn, reported to 55 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the market managers in their region. Similar to the market managers, regional directors are responsible for ensuring store managers are following the operational guidelines, particularly those involving store presentation, collections, inventory levels and order verification. The regional directors report to eight senior vice presidents at our headquarters. The regional directors receive a significant amount of their compensation based on the profitability of the stores under their management.

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

MANAGEMENT INFORMATION SYSTEMS

     Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day's activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track each of our approximately 2.3 million units of merchandise and each of our approximately 1.5 million rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores' depository accounts into our central operating account based on the balances reported by each store. Our system also includes extensive management software and report-generating capabilities. The reports for all stores are reviewed on a daily basis by management and unusual items are typically addressed the following business day. Utilizing the management information system, our executive management, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.

     The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.

PURCHASING AND DISTRIBUTION

     Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and market managers make specific purchasing decisions for the stores, subject to review by executive management. Additionally, we have predetermined levels of inventory allowed in each store which restrict levels of merchandise that may be purchased. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not utilize any distribution centers. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduces the number of obsolete items in our stores.

     We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Ashley, Whirlpool and Philips, who accounted for approximately 16.3%, 14.0%, and 10.0%, respectively, of merchandise purchased in 2002. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

MARKETING

     We promote the products and services in our stores through direct mail advertising, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and brand-name selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. Advertising expense as a percentage of store revenue for the years ended December 31, 2002, 2001 and 2000 was approximately 3.2%, 4.0% and 4.0%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.

COMPETITION

     The rent-to-own industry is highly competitive. According to industry sources and our estimates, the six largest industry participants account for approximately 4,700 of the 8,300 rent-to-own stores in the United States. We are the largest operator in the rent-to-own industry with 2,407 stores and 318 franchised locations as of December 31, 2002. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with department stores, credit card companies and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

COLORTYME OPERATIONS

     ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2002, ColorTyme franchised 318 rent-to-own stores in 40 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2002, 16 new locations were added, four were closed and 36 were sold, of which 35 were sold to us.

     All but 12 of the ColorTyme franchised stores use ColorTyme's tradenames, service marks, trademarks, logos, emblems and indicia of origin. These 12 stores are franchises acquired in the Thorn Americas acquisition and continue to use the Rent-A-Center name. All stores operate under distinctive operating procedures and standards. ColorTyme's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 4.0% of the franchisees' monthly gross revenue and, generally, an initial fee of between $7,500 per location for existing franchisees and up to $25,000 per location for new franchisees.

     The ColorTyme franchise agreement generally requires the franchised stores to utilize specific computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to retrieve data and information from the franchised stores' computer systems. The franchise agreements also limit the ability of the franchisees to compete against other franchisees.

     The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme's largest supplier is Whirlpool, which accounted for approximately 14.9% of merchandise purchased by ColorTyme in 2002.

     ColorTyme is a party to an agreement with Textron Financial Corporation, who provides $40.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under this agreement, in the event of default by the franchisee under agreements governing this financing and upon the occurrence of certain events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. An additional $10.0 million of financing is provided by Texas Capital Bank, National Association under an arrangement similar to the Textron financing. We guarantee the obligations of ColorTyme under these agreements up to a maximum amount of $50.0 million, of which $33.8 million was outstanding as of December 31, 2002. Mark E. Speese, our Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

     ColorTyme has established a national advertising fund for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross revenue from each franchisee as contributions to the fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of advertising in print, television and radio. ColorTyme also has the right to require franchisees to expend 3% of their monthly gross revenue on local advertising.

     ColorTyme licenses the use of its trademarks to the franchisees under the franchise agreement. ColorTyme owns the registered trademarks ColorTyme(R), ColorTyme-What's Right for You(R), and FlexTyme(R), along with certain design and service marks.

     Some of ColorTyme's franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.

     The ColorTyme franchise agreement provides us a right of first refusal to purchase the franchise location of a ColorTyme franchisee that wishes to exit the business or that goes into default under their financing agreement.

GET IT NOW OPERATIONS

     On September 30, 2002, we transferred all of our Wisconsin store operations to a newly formed wholly-owned subsidiary, Get It Now, LLC. On October 1, 2002, Get It Now began operations in the state of Wisconsin under a retail operation which generates installment credit sales through a retail transaction. As of December 31, 2002, we operated 23 company-owned stores within Wisconsin, all of which operate under the name "Get It Now."

TRADEMARKS

     We own various registered trademarks, including Rent-A-Center(R), Renters Choice(R), Remco(R) and Get It Now(R). The products held for rent also bear trademarks and service marks held by their respective manufacturers.

EMPLOYEES

     As of March 21, 2003, we had approximately 14,300 employees, of whom 255 are assigned to our headquarters and the remainder are directly involved in the management and operation of our stores and service centers. As of the same date, we had approximately 20 employees dedicated to ColorTyme, all of whom were employed full-time. The employees of the ColorTyme franchisees are not employed by us. None of our employees, including ColorTyme employees, are covered by a collective bargaining agreement. However, in June 2001 the employees of six of our stores in New York, New York elected to be represented by the Teamsters union. However, we have not entered into a collective bargaining agreement covering these employees. We believe relationships with our employees and ColorTyme's relationships with its employees are generally good.

     In connection with the settlement of the Wilfong matter finalized in December 2002, we entered into a four-year consent decree, which can be extended by the Wilfong court for an additional one year upon a showing of good cause. We also agreed to augment our human resources department and our internal employee complaint procedures, enhance our gender anti-discrimination training for all employees, hire a consultant mutually acceptable to the parties for two years to advise us on employment matters, provide certain reports to the EEOC during the period of the consent decree, seek qualified female representation on our board of directors, publicize our desire to recruit, hire and promote qualified women, offer to fill job vacancies within our regional markets with qualified class members who reside in those markets and express an interest in employment by us to the extent of 10% of our job vacancies in such markets over a fifteen month period, and to take certain other steps to improve opportunities for women. We initiated many of the above programs prior to entering into the settlement of the Wilfong matter.

GOVERNMENT REGULATION

  STATE REGULATION

     Currently 47 states, the District of Columbia and Puerto Rico have legislation regulating rental purchase transactions. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Nine states limit the total rental payments that can be charged. These limitations, however, generally do not become applicable unless the total rental payments required under an agreement exceed 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product.

     Minnesota, which has a rental purchase statute, and New Jersey and Wisconsin, which do not have rental purchase statutes, have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilized a separate rental agreement in Minnesota which does not provide customers with an option to purchase rented merchandise. In New Jersey, we have provided increased disclosures and longer grace periods. In Wisconsin, our Get It Now customers are provided an opportunity to purchase our merchandise through an installment sale transaction. We operate four stores in Minnesota and 40 stores in New Jersey. Our subsidiary Get It Now operates 23 stores in Wisconsin. Please read the section entitled "-- Legal Proceedings."

     North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 97 stores in North Carolina.

     There can be no assurance that new or revised rental purchase laws will not be enacted or, if enacted, that the laws would not have a material and adverse effect on us.

  FEDERAL LEGISLATION

     To date, no comprehensive federal legislation has been enacted regulating or otherwise impacting the rental purchase transaction. We do, however, comply with the Federal Trade Commission recommendations for disclosure in rental purchase transactions.

     From time to time, we have supported legislation introduced in Congress that would regulate the rental purchase transaction by establishing a national standard relating to the various disclosures, procedures and rent-to-own transaction structures with which we must comply. While both beneficial and adverse legislation may be introduced in Congress in the future, any adverse federal legislation, if enacted, could have a material and adverse effect on us.

                                  RISK FACTORS

     You should carefully consider the risks described below before making an investment decision. We believe these are all the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this report, including our financial statements and related notes.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY, WHICH COULD CAUSE OUR FUTURE EARNINGS TO GROW MORE SLOWLY OR EVEN DECREASE.

     As part of our growth strategy, we intend to increase our total number of stores in both existing markets and new markets through a combination of new store openings and store acquisitions. We increased our store base by 83 stores in 2000, 123 stores in 2001 and 126 stores in 2002. We also recently completed the acquisition of 295 stores from Rent-Way and certain of its subsidiaries. Our growth strategy could place a significant demand on our management and our financial and operational resources. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new stores and our ability to acquire additional stores on favorable terms. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate. If we are unable to implement our growth strategy, our earnings may grow more slowly or even decrease.

     Our continued growth also depends on our ability to increase sales in our existing stores. Our same store sales increased by 12.6%, 8.0% and 6.0% for 2000, 2001 and 2002, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store sale increases in future periods may be lower than historical levels.

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

     Some lawsuits against us involve claims that our rental agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers. We are also defending a class action lawsuit alleging we violated the securities laws and lawsuits alleging we violated state wage and hour laws. Because of the uncertainties associated with litigation, we cannot estimate for you our ultimate liability for these matters, if any. The failure to pay any judgment would be a default under our senior credit facilities and the indenture governing Rent-A-Center East's outstanding subordinated notes.

OUR DEBT AGREEMENTS IMPOSE RESTRICTIONS ON US WHICH MAY LIMIT OR PROHIBIT US FROM ENGAGING IN CERTAIN TRANSACTIONS. IF A DEFAULT WERE TO OCCUR, OUR LENDERS COULD ACCELERATE THE AMOUNTS OF DEBT OUTSTANDING, AND HOLDERS OF OUR SECURED INDEBTEDNESS COULD FORCE US TO SELL OUR ASSETS TO SATISFY ALL OR A PART OF WHAT IS OWED.

     Covenants under our senior credit facilities and the indenture governing Rent-A-Center East's outstanding subordinated notes restrict our ability to pay dividends, engage in various operational matters, as well as require us to maintain specified financial ratios and satisfy specified financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as specified acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

     If a default were to occur, the lenders under our senior credit facilities could accelerate the amounts outstanding under the credit facilities, and our other lenders could declare immediately due and payable all amounts borrowed under other instruments that contain certain provisions for cross-acceleration or cross-default. In addition, the lenders under these agreements could terminate their commitments to lend to us. If the lenders under these agreements accelerate the repayment of borrowings, we may not have sufficient liquid assets at that time to repay the amounts then outstanding under our indebtedness or be able to find additional alternative financing. Even if we could obtain additional alternative financing, the terms of the financing may not be favorable or acceptable to us.

     The existing indebtedness under our senior credit facilities is secured by substantially all of our assets. Should a default or acceleration of this indebtedness occur, the holders of this indebtedness could sell the assets to satisfy all or a part of what is owed. Our senior credit facilities also contain provisions prohibiting the modification of Rent-A-Center East's outstanding subordinated notes, as well as limiting the ability to refinance such notes.

A CHANGE OF CONTROL COULD ACCELERATE OUR OBLIGATION TO PAY OUR OUTSTANDING INDEBTEDNESS, AND WE MAY NOT HAVE SUFFICIENT LIQUID ASSETS TO REPAY THESE AMOUNTS.

     Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 33.33% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of December 31, 2002, we were required to make principal payments under our senior credit facilities of $1.1 million in 2003, $13.0 million in 2004, $49.1 million in 2005, $114.1 million in 2006, and $72.2 million after 2006. These payments reduce our cash flow. If the lenders under our debt instruments accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.

     Under the indenture governing Rent-A-Center East's outstanding subordinated notes, in the event that a change in control occurs, Rent-A-Center East may be required to offer to purchase all of its outstanding subordinated notes at 101% of their original aggregate principal amount, plus accrued interest to the date of repurchase. A change in control also would result in an event of default under our senior credit facilities, which could then be accelerated by our lenders.

RENT-TO-OWN TRANSACTIONS ARE REGULATED BY LAW IN MOST STATES. ANY ADVERSE CHANGE IN THESE LAWS OR THE PASSAGE OF ADVERSE NEW LAWS COULD EXPOSE US TO LITIGATION OR REQUIRE US TO ALTER OUR BUSINESS PRACTICES.

     As is the case with most businesses, we are subject to various governmental regulations, including specifically in our case regulations regarding rent-to-own transactions. There are currently 47 states that have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Several states also effectively regulate rental purchase transactions under other consumer protection statutes. We are currently subject to outstanding judgments and other litigation alleging that we have violated some of these statutory provisions.

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

     Our continued success is highly dependent upon the personal efforts and abilities of our senior management, including Mark E. Speese, our Chairman of the Board and Chief Executive Officer, Mitchell E. Fadel, our President and Chief Operating Officer, and Dana F. Goble our Executive Vice President -- Operations. We do not have employment contracts with or maintain key-person insurance on the lives of any of these officers and the loss of any one of them could disrupt our business.

A SMALL GROUP OF OUR DIRECTORS AND THEIR AFFILIATES HAVE SIGNIFICANT INFLUENCE OVER THE OUTCOME OF CERTAIN CORPORATE TRANSACTIONS AFFECTING US, INCLUDING POTENTIAL MERGERS OR ACQUISITIONS, THE CONSTITUTION OF OUR BOARD OF DIRECTORS AND SALES OR CHANGES IN CONTROL.

     Affiliates of Apollo Management IV, L.P. hold all of our outstanding Series A preferred stock. Under the terms of our Series A preferred stock, the holders of Series A preferred stock generally have the right to elect two members to our board of directors. In addition, pursuant to the terms of a stockholders agreement entered into among us, Apollo, Mark E. Speese and certain other parties, Apollo has the right to designate a third person to be nominated to our board of directors. The terms of our Series A preferred stock as well as the stockholders agreement also contain provisions requiring Apollo's approval to effect certain transactions involving us, including repurchasing shares of our common stock, declaring or paying any dividend on our common stock, increasing the size of our board of directors, selling all or substantially all of our assets and entering into any merger or consolidation or other business combination.

     These documents also provide that one member of each of our audit committee, compensation committee and finance committee must be a director who was elected by Apollo. In addition, the terms of our Series A preferred stock and the stockholders agreement restrict our ability to issue debt or equity securities with a value in excess of $10 million without the majority affirmative vote of our finance committee, and in most cases, require the unanimous vote of our finance committee for the issuance of our equity securities with a value in excess of $10 million.

OUR ORGANIZATIONAL DOCUMENTS, SERIES A PREFERRED STOCK AND DEBT INSTRUMENTS CONTAIN PROVISIONS THAT MAY PREVENT OR DETER ANOTHER GROUP FROM PAYING A PREMIUM OVER THE MARKET PRICE TO OUR STOCKHOLDERS TO ACQUIRE OUR STOCK.

     Our organizational documents contain provisions that classify our board of directors, authorize our board of directors to issue blank check preferred stock and establish advance notice requirements on our stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities, the indenture governing Rent-A-Center East's subordinated notes and our Series A preferred stock certificate of designations each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

OUR STOCK PRICE IS VOLATILE, AND YOU MAY NOT BE ABLE TO RECOVER YOUR INVESTMENT IF OUR STOCK PRICE DECLINES.

     The stock price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

     - quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales and when and how many stores we acquire or open;

     - quarterly variations in our competitors' results of operations;

     - changes in earnings estimates or buy/sell recommendations by financial analysts;

     - the stock price performance of comparable companies; and

     - general market conditions or market conditions specific to particular industries.

ITEM 2. PROPERTIES

     We lease space for all of our stores, as well as our corporate and regional offices, under operating leases expiring at various times through 2010. Most of these leases contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,800 to 25,000 square feet, and average approximately 4,400 square feet. Approximately 80% of each store's space is generally used for showroom space and 20% for offices and storage space. Our headquarters, including Get It Now, and ColorTyme's headquarters are each located at 5700 Tennyson Parkway, Plano, Texas, and consist of approximately 78,536 and 5,116 square feet devoted to our operations and ColorTyme's operations, respectively.

     We believe that suitable store space generally is available for lease and we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores. Under various federal and state laws, lessees may be liable for environmental problems at leased sites even if they did not create, contribute to, or know of the problem. We are not aware of and have not been notified of any material violations of federal, state or local environmental protection or health and safety laws, but cannot guarantee that we will not incur material costs or liabilities under these laws in the future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation.

     Colon v. Thorn Americas, Inc. The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York's Rental Purchase Statute but contends the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. The plaintiff alleges Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas' failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. In the prayer for relief, the plaintiff requested class certification, injunctive relief requiring Thorn Americas to cease certain marketing practices and price their rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period, treble damages, attorney's fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.

     The proposed class includes all New York residents who were party to Thorn Americas' rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff's claims based on the alleged failure to disclose an effective interest rate. The plaintiff's other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff's class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff's requested certification. The opinion grants certification as to all of the plaintiff's claims except the plaintiff's pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court's opinion, and accordingly, the court has granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff's specific claims. We anticipate submitting our proposed order to the court in the near future, but in any event intend to pursue an interlocutory appeal of the court's certification order.

     We believe these claims are without merit and will continue to vigorously defend ourselves in this case. However, we cannot assure you that we will be found to have no liability in this matter.

     Wisconsin Attorney General Proceeding. On August 4, 1999, the Wisconsin Attorney General filed suit against us and our subsidiary ColorTyme in the Circuit Court of Milwaukee County, Wisconsin, alleging that our rent-to-rent transaction, coupled with the opportunity afforded our rental customers to purchase the rented merchandise under what we believed was a separate transaction, was a disguised credit sale subject to the Wisconsin Consumer Act. Accordingly, the Attorney General alleged that we failed to disclose credit terms, misrepresented the terms of the transaction and engaged in unconscionable practices. The Attorney General sought injunctive relief, restoration of any losses suffered by any Wisconsin consumer harmed and civil forfeitures and penalties in amounts ranging from $50 to $10,000 per violation.

     On October 1, 2002, in anticipation of the settlement of this matter, we changed our business practices in Wisconsin to a retail sale model. Accordingly, our 23 Wisconsin stores now offer credit sale transactions and operate under our subsidiary Get It Now, which is subject to regulation under the Wisconsin Consumer Act.

     On November 12, 2002, we signed a settlement agreement for this suit with the Attorney General, which was approved by the court on the same day. Under the terms of the settlement, we created a restitution fund in the amount of $7.0 million for our eligible Wisconsin customers who had completed or active transactions with us as of September 30, 2002. In addition, we paid $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. A portion of the restitution fund is allocated for customers with completed transactions as of September 30, 2002, and the balance is allocated for restitution on active transactions as of September 30, 2002, which will be allowed to terminate according to their terms when customers either acquire or return the merchandise. Restitution will be offered on the active transactions when all such active transactions have terminated, which we anticipate will occur by the fall of 2004. Any unclaimed restitution funds at the conclusion of the restitution period will be returned to us. To the extent the amount in the restitution fund is insufficient to pay the required amount of restitution, we are obligated to provide additional funds to do so. However, we believe the amount in the restitution fund allocated for the active transactions, together with the amount of funds we anticipate will remain unclaimed by customers with completed transactions, will be sufficient to pay the required amount of restitution on all eligible active transactions. Any customer accepting a restitution check will be required to release us and our subsidiary ColorTyme from all claims related to their transaction or transactions with us. We, together with ColorTyme, also agreed to enter into an injunction requiring each of us to comply with the Wisconsin Consumer Act in any transaction in Wisconsin in which the customer can become the owner of merchandise other than through a single lump sum payment.

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

     On November 25, 2002, the lead plaintiffs in the Walker matter filed an amended consolidated complaint which added certain of our outside directors as defendants to the Exchange Act claims. The amended complaint also added additional claims that we, and certain of our current and former officers and directors, violated various provisions of the Securities Act of 1933 as a result of alleged misrepresentations and omissions in connection with an offering in May 2001 and also added the managing underwriters in that offering as defendants.

     On February 7, 2003, we, along with the officer and director defendants, filed a motion to dismiss the matter as well as a motion to transfer venue. On February 19, 2003, the underwriter defendants also filed a motion to dismiss. The court has scheduled a hearing for June 26, 2003 to hear each of these motions.

     We believe the plaintiff's claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

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

     In July 2002, we filed preliminary objections to the complaint in Griffin. On December 13, 2002, the court granted our preliminary objections and dismissed the plaintiffs' claims. On January 6, 2003, the plaintiffs filed a notice of appeal. We believe the plaintiffs' claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

     State Wage and Hour Class Actions. On August 20, 2001, a putative class action was filed against us in state court in Multnomah County, Oregon entitled Rob Pucci, et. al. v. Rent-A-Center, Inc. alleging violations of Oregon state law regarding overtime, lunch and work breaks and failure to timely pay all wages due our Oregon employees, as well as contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. As of March 24, 2003, we operated 23 stores in Oregon. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of "time and a half," but stated that the plaintiffs may recover "straight-time" to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims and granted plaintiff's motion for class certification with respect to the remaining claims. We strongly disagree with the court's rulings against our positions and have requested that the court grant us interlocutory appeal on those matters. Although we believe the claims remaining in this case are without merit, we cannot assure you we will be found to have no liability in this matter.

     We are subject to a similar suit pending in Clark County, Washington entitled Kevin Rose, et al. v. Rent-A-Center, Inc., et al. and two similar suits pending in Los Angeles, California entitled Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al. and Israel French, et al. v. Rent-A-Center, Inc., each of which allege similar violations of the wage and hour laws of those respective states. As of March 24, 2003, we operated 41 stores in Washington and 151 stores in California. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in two of the three similar suits. Although the wage and hour laws and class certification procedures of Oregon, Washington and California contain certain differences that could cause differences in the outcome of the pending litigation in these states, we believe the claims of the purported classes involved in each are without merit. We cannot assure you, however, that we will be found to have no liability in these matters.

     Gender Discrimination Actions. In June 2002, we agreed to settle the Wilfong and Tennessee EEOC gender discrimination matters for an aggregate of $47.0 million, including attorneys fees. Such settlement contemplated dismissal of the Bunch proceeding, a similar suit for gender discrimination pending in a separate federal district court, and provided for a separate $2.0 million dispute resolution fund for the Bunch plaintiffs, which was subsequently approved by the Bunch court. On October 4, 2002, the court in the Wilfong matter approved the settlement we had reached with the Wilfong plaintiffs and entered a final judgment. Only 50 individuals opted out of the settlement and no timely objections were filed with the court. No party filed an appeal of the court's order, and we funded the settlement as provided for in the settlement agreement in December 2002. As contemplated by the Wilfong settlement, the Tennessee EEOC action was dismissed in December 2002, and the Bunch matter will be dismissed in the near future.

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

2002                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $52.000   $30.750
Second Quarter..............................................   63.870    48.510
Third Quarter...............................................   59.310    45.090
Fourth Quarter..............................................   52.930    37.650

2001                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $47.438   $30.625
Second Quarter..............................................   53.850    33.063
Third Quarter...............................................   53.050    21.250
Fourth Quarter..............................................   34.300    18.970

     As of March 24, 2003, there were approximately 52 record holders of our common stock.

     We have not paid any cash dividends on our common stock since the time of our initial public offering.

     Under the terms of the certificate of designations governing our Series A preferred stock, dividends on our Series A preferred stock may be paid in cash or additional shares of Series A preferred stock, at our option, until August 5, 2003, after which time the dividends must be paid in cash. From the time of the issuance of our Series A preferred stock in August 1998 until December 2002, we paid the required dividends in additional shares of Series A preferred stock due to restrictions under our senior credit facility. These additional shares were issued under the same terms and with the same conversion ratio as were the shares of our Series A preferred stock issued in August 1998. Accordingly, the shares of Series A preferred stock issued as a dividend were convertible into our common stock at a conversion price of $27.935.

     On August 5, 2002, the first date on which we had the right to optionally redeem the shares of Series A preferred stock, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into 7,281,548 shares of our common stock, thereby substantially eliminating the Series A preferred stock dividend requirements. In December 2002, we amended our senior credit facility to, among other things, allow for payments of dividends in cash, subject to certain restrictions.

     Cash dividend payments are also subject to the restrictions in the indenture governing Rent-A-Center East's subordinated notes. These restrictions would not currently prohibit the payment of cash dividends.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended December 31, 2002 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included in this report.

     In May and August 1998, we completed the acquisitions of Central Rents and Thorn Americas, respectively, both of which affect the comparability of the 1998 historical financial and operating data for the periods presented.

                                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                              2002         2001           2000            1999        1998
                                           ----------   ----------     ----------      ----------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF EARNINGS
Revenues
  Store
    Rentals and fees.....................  $1,828,534   $1,650,851     $1,459,664      $1,270,885   $711,443
    Installment sales....................       6,137           --             --              --         --
    Merchandise sales....................     115,478       94,733         81,166          88,516     41,456
    Other................................       2,589        3,476          3,018           2,177      7,282
  Franchise
    Merchandise sales....................      51,514       53,584         51,769          49,696     44,365
    Royalty income and fees..............       5,792        5,884          5,997           5,893      5,170
                                           ----------   ----------     ----------      ----------   --------
  Total revenue..........................   2,010,044    1,808,528      1,601,614       1,417,167    809,716
Operating expenses
  Direct store expenses
    Depreciation of rental merchandise...     383,400      343,197        299,298         265,486    164,651
    Cost of installment sales............       3,776           --             --              --         --
    Cost of merchandise sold.............      84,628       72,539         65,332          74,027     32,056
    Salaries and other expenses..........   1,070,265    1,019,402        866,234         770,572    423,750
  Franchise cost of merchandise sold.....      49,185       51,251         49,724          47,914     42,886
                                           ----------   ----------     ----------      ----------   --------
                                            1,591,254    1,486,389      1,280,588       1,157,999    663,343
  General and administrative expenses....      63,296       55,359         48,093          42,029     28,715
  Amortization of intangibles............       5,045       30,194         28,303          27,116     15,345
  Class action litigation settlements....          --       52,000(1)     (22,383)(2)          --     11,500
                                           ----------   ----------     ----------      ----------   --------
    Total operating expenses.............   1,659,595    1,623,942      1,334,601       1,227,144    718,903
                                           ----------   ----------     ----------      ----------   --------
Operating profit.........................     350,449      184,586        267,013         190,023     90,813
Interest expense, net....................      62,006       59,780         72,618          74,769     37,140
Non-recurring financing costs............          --           --             --              --      5,018
                                           ----------   ----------     ----------      ----------   --------
Earnings before income taxes.............     288,443      124,806        194,395         115,254     48,655
Income tax expense.......................     116,270       58,589         91,368          55,899     23,897
                                           ----------   ----------     ----------      ----------   --------
NET EARNINGS.............................     172,173       66,217        103,027          59,355     24,758
Preferred dividends......................      10,212       15,408         10,420          10,039      3,954
                                           ----------   ----------     ----------      ----------   --------
Net earnings allocable to common
  shareholders...........................  $  161,961   $   50,809     $   92,607      $   49,316   $ 20,804
                                           ==========   ==========     ==========      ==========   ========
Basic earnings per common share..........  $     5.51   $     1.97     $     3.79      $     2.04   $    .84
                                           ==========   ==========     ==========      ==========   ========
Diluted earnings per common share........  $     4.74   $     1.79     $     2.96      $     1.74   $    .83
                                           ==========   ==========     ==========      ==========   ========

                                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2002         2001         2000         1999         1998
                                               ----------   ----------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA
  Rental merchandise, net....................  $  631,724   $  653,701   $  587,232   $  531,223   $  408,806
  Intangible assets, net.....................     743,852      711,096      708,328      707,324      727,976
  Total assets...............................   1,616,052    1,619,920    1,486,910    1,485,000    1,502,989
  Total debt.................................     521,330      702,506      741,051      847,160      805,700
  Total liabilities..........................     773,650      922,632      896,307    1,007,408    1,088,600
  Redeemable convertible voting preferred
    stock....................................           2      291,910      281,232      270,902      259,476
  Stockholders' equity.......................     842,400      405,378      309,371      206,690      154,913
OPERATING DATA
  Stores open at end of period...............       2,407        2,281        2,158        2,075        2,126
  Comparable store revenue growth(3).........         6.0%         8.0%        12.6%         7.7%         8.1%
  Weighted average number of stores..........       2,325        2,235        2,103        2,089        1,222
  Franchise stores open at end of period.....         318          342          364          365          324

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the largest rent-to-own operator in the United States with an approximate 29% market share based on store count. At December 31, 2002, we operated 2,407 company-owned stores nationwide and in Puerto Rico, including 23 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name "Get It Now." Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2002, ColorTyme had 318 franchised stores in 40 states, 306 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

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

     If a change in control occurs, Rent-A-Center East may be required to offer to repurchase all of its outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facility restricts our ability to repurchase the subordinated notes, including in the event of a change in control. In addition, a change in control would result in an event of default under our senior credit facilities, which could then be accelerated by our lenders. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the subordinated notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

FORWARD-LOOKING STATEMENTS

     The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "would," "expect," "intend," "could," "estimate," "should," "anticipate" or "believe." We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

     - uncertainties regarding our ability to open new stores;

     - our ability to acquire additional rent-to-own stores on favorable terms;

     - our ability to enhance the performance of these acquired stores;

     - our ability to control store level costs;

     - our ability to realize benefits from our margin enhancement initiatives;

     - the results of our litigation;

     - the passage of legislation adversely affecting the rent-to-own industry;

     - interest rates;

     - our ability to collect on our rental purchase agreements;

     - our ability to effectively hedge interest rates on our outstanding debt;

     - changes in our effective tax rate;

     - changes in our stock price and the number of shares of common stock that we may or may not repurchase under our common stock repurchase program; and

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

CRITICAL ACCOUNTING POLICIES INVOLVING CRITICAL ESTIMATES, UNCERTAINTIES OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Actual results related to the estimates and assumptions made by us in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of our self-insurance liabilities. These estimates and assumptions are closely monitored by us and periodically adjusted as circumstances warrant. For instance, our liability for our self-insured retentions related to our workers compensation, general liability, medical and auto liability may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by our ability to make changes to these estimates and assumptions over the same period.

     In preparing our financial statements at any point in time, we are also periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. As discussed in
Part I, Item 3 "Legal Proceedings" and the notes to our consolidated financial statements, we are involved in actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. We, together with our counsel, make estimates, if determinable, of our probable liabilities and record such amounts in our consolidated financial statements. These estimates represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to liabilities to reflect current facts and circumstances.

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

     Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

     Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent. On July 1, 2002, we began accelerating the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months. The purpose for this change is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers. Though this method will accelerate the depreciation expense on the affected computers, we do not expect it to have a material effect on our financial position, results of operations or cash flows in future periods.

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

     Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective January 1, 2002, under SFAS 142 all goodwill and intangible assets with indefinite lives are no longer subject to amortization. SFAS 142 requires that an impairment test be conducted annually and in the event of an impairment indicator. We conducted our transition test in 2002 which showed no impairment of our goodwill. Following the adoption of SFAS 142, our primary source of amortization comes from customer relationships and non-compete agreements.

RECENT DEVELOPMENTS

     Rent-Way Acquisition. In February 2003, we completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, we held back $10.0 million to pay for various indemnified liabilities and expenses, if any. We funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were merged with our existing stores.

     Stock Repurchases. From January 1, 2003 through March 24, 2003, we repurchased 276,000 shares of our common stock pursuant to our common stock repurchase program for approximately $13.5 million.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, historical Consolidated Statements of Earnings data as a percentage of total store and franchise revenues.

                                         YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                      -----------------------------    -----------------------------
                                       2002       2001       2000       2002       2001       2000
                                      -------    -------    -------    -------    -------    -------
                                       (COMPANY-OWNED STORES ONLY)      (FRANCHISE OPERATIONS ONLY)
REVENUES
Rentals and fees....................    93.6%      94.4%      94.5%        --%        --%        --%
Merchandise Sales...................     6.2        5.4        5.3       89.9       90.1       89.6
Other/Royalty income and fees.......     0.2        0.2        0.2       10.1        9.9       10.4
                                       -----      -----      -----      -----      -----      -----
                                       100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
                                       -----      -----      -----      -----      -----      -----
OPERATING EXPENSES
Direct store expenses
  Depreciation of rental
     merchandise....................    19.6%      19.6%      19.4%        --%        --%        --%
  Cost of merchandise sold..........     4.5        4.1        4.2       85.8       86.2       86.1
  Salaries and other expenses.......    54.8       58.3       56.1         --         --         --
                                       -----      -----      -----      -----      -----      -----
                                        78.9       82.0       79.7       85.8       86.2       86.1

                                         YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                      -----------------------------    -----------------------------
                                       2002       2001       2000       2002       2001       2000
                                      -------    -------    -------    -------    -------    -------
                                       (COMPANY-OWNED STORES ONLY)      (FRANCHISE OPERATIONS ONLY)
General and administrative
  expenses..........................     3.2        3.2        2.9        4.2        4.5        4.4
Amortization of intangibles.........     0.3        1.7        1.8        0.5        0.6        0.6
Class action litigation
  settlements.......................      --        3.0       (1.4)        --         --         --
                                       -----      -----      -----      -----      -----      -----
Total operating expenses............    82.4       89.9       83.0       90.5       91.3       91.1
                                       -----      -----      -----      -----      -----      -----
Operating profit....................    17.6       10.1       17.0        9.5        8.7        8.9
Interest expense/(income)...........     3.2        3.4        4.8       (1.1)      (1.1)      (1.0)
                                       -----      -----      -----      -----      -----      -----
Earnings before income taxes........    14.4%       6.7%      12.2%      10.6%       9.8%       9.9%
                                       =====      =====      =====      =====      =====      =====

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Store Revenue. Total store revenue increased by $203.6 million, or 11.6%, to $1,952.7 million for 2002 from $1,749.1 million for 2001. The increase in total store revenue was primarily attributable to growth in same store revenues during 2002 as well as incremental revenues from the opening of 70 stores and the acquisition of 83 stores and accounts from another 126 stores in 2002.

     Same store revenues represent those revenues earned in 1,834 stores that were operated by us for each of the entire years ending December 31, 2002 and 2001. Same store revenues increased by $88.9 million, or 6.0%, to $1,570.7 million for 2002 from $1,481.8 million in 2001. This improvement was primarily attributable to an increase in the number of customers served (approximately 401 per day per store as of December 31, 2002 versus approximately 395 per day per store as of December 31, 2001 in same stores open), as well as revenue earned per customer (approximately $2,136 per customer for the year ending December 31, 2002 versus approximately $2,045 per customer for 2001). Merchandise sales increased $20.8 million, or 21.9%, to $115.5 million for 2002 from $94.7 million in 2001. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in 2002 (approximately 875,000) as compared to the number of items sold in 2001 (approximately 761,000), which was primarily the result of an increase in the number of customers exercising early purchase options.

     Franchise Revenue. Total franchise revenue decreased by $2.2 million, or 3.6%, to $57.3 million for 2002 from $59.5 million in 2001. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations during 2002 as compared to 2001 resulting from a decrease in the number of franchised locations from 342 at December 31, 2001 to 318 at December 31, 2002.

     Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $40.2 million, or 11.7%, to $383.4 million for 2002 from $343.2 million for 2001. This increase was primarily attributable to an increase in rental and fee revenue of $177.6 million, or 10.7%, to $1,828.5 million for 2002 from $1,650.9 for 2001, as well as $2.4 million of the additional depreciation recognized on computers in 2002 relating to our revised depreciation policy on computers. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue increased to 21.0% in 2002 from 20.8% in 2001. This slight increase in 2002 is primarily a result of in-store promotions and pricing changes made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements, causing depreciation to be a greater percentage of store rentals and fees revenue on those promotional items rented through 2002.

     Cost of Merchandise Sold. Cost of merchandise sold increased by $12.1 million, or 16.7%, to $84.6 million for 2002 from $72.5 million in 2001. This increase was a result of an increase in the number of items sold in 2002, as compared to 2001, resulting from an increase in early purchase options exercised in 2002 as compared to 2001.

     Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.8% for 2002 from 58.3% for 2001. This decrease was primarily attributable to an increase in store revenues during the year ended December 31, 2002 as compared to 2001, coupled with the realization of our margin enhancement initiatives and reductions in store level costs in 2002, including our regional pay plan we implemented in 2002.

     Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $2.1 million, or 4.0%, to $49.2 million for 2002 from $51.3 in 2001. This decrease is a direct result of a decrease in merchandise sales to franchise locations in 2002 as compared to 2001, offset by a slight increase in gross profit on these sales, to 4.7% in 2002 as compared to 4.6% in 2001.

     General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue increased slightly to 3.2% in 2002 from 3.1% in 2001. This increase is primarily attributable to an increase in home office labor and other overhead expenses for 2002 as compared to 2001.

     Amortization of Intangibles. Amortization of intangibles decreased by $25.2 million, or 83.3%, to $5.0 million for 2002 from $30.2 million in 2001. This decrease was directly attributable to the implementation of SFAS 142, which requires that goodwill and other intangibles with indefinite lives no longer be amortized.

     Operating Profit. Operating profit increased by $165.8 million, or 89.9%, to $350.4 million for 2002 from $184.6 million for 2001. Excluding the pre-tax effect of the class action litigation settlements of $16.0 million recorded in the third quarter of 2001 and $36.0 million recorded in the fourth quarter of 2001, operating profit increased by $113.9 million, or 48.1%, for the year ended December 31, 2002 from $236.6 million for the year ended December 31, 2001. Operating profit as a percentage of total revenue increased to 17.4% for the year ended December 31, 2002 from 13.1% for the year ended December 31, 2001 before the pre-tax class action litigation settlement charges of $52.0 million. This increase was primarily attributable to an increase in store revenues during the year ended December 31, 2002 as compared to 2001, coupled with the realization of our margin enhancement initiatives, reduction of store level costs and the reduction of intangible amortization expense as discussed above. After adjusting reported results for the year ended December 31, 2001 to exclude the effects of goodwill amortization and the non-recurring legal charges, operating profit increased by $85.9 million, or 32.5% on a comparable basis.

     Net Earnings. Net earnings were $172.2 million for the year ended December 31, 2002 and $66.2 million for the year ended December 31, 2001. Before the after-tax effect of the $52.0 million class action litigation settlement charges recorded in 2001, net earnings increased by $74.7 million, or 76.6%, for the year ended December 31, 2002, from $97.5 million for the year ended December 31, 2001. This increase is primarily attributable to growth in operating profit as discussed above. After adjusting reported results for the year ended December 31, 2001 to exclude the effects of goodwill amortization and the non-recurring legal charges, net earnings increased by $52.7 million, or 43.1% on a comparable basis.

     Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends decreased by $5.2 million, or 33.7%, to $10.2 million for the year ended December 31, 2002 as compared to $15.4 million in 2001. This decrease is a direct result of the conversion of 97,197 shares of preferred stock into 3,500,000 shares of our common stock in May 2002 and the conversion in August 2002 of all but two shares of our outstanding Series A preferred stock into approximately 7,281,548 shares of our common stock, resulting in less preferred shares outstanding in 2002, following the conversions, as compared to 2001.

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     Store Revenue. Total store revenue increased by $205.2 million, or 13.3%, to $1,749.1 million for 2001 from $1,543.9 million for 2000. The increase in total store revenue was primarily attributable to growth in same store revenues during 2001 as well as incremental revenues from the opening of 76 stores and the acquisition of 95 stores in 2001. Same store revenues represent those revenues earned in 1,854 stores that were operated by us for the entire years ending December 31, 2001 and 2000. Same store revenues increased by $111.6 million, or 8.0%, to $1,501.7 million for 2001 from $1,390.1 million in 2000. This improvement was primarily attributable to an increase in the number of customers served (approximately 407 per store as of December 31, 2001 vs. approximately 391 per store as of December 31, 2000 in same stores open), the number of agreements on rent (approximately 624 per store as of December 31, 2001 vs. approximately 597 per store as of December 31, 2000 in same stores open), as well as revenue earned per agreement on rent (approximately $95 per month per agreement for 2001 vs. approximately $92 per month per agreement for
2000). This increase in revenue was partially offset by loss of revenues associated with the divestiture or consolidation of 48 stores in 2001.

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

     Amortization of Intangibles. Amortization of intangibles increased by $1.9 million, or 6.7%, to $30.2 million for 2001 from $28.3 million in 2000. This increase was primarily attributable to the amortization of additional goodwill associated with the acquisition of 95 stores acquired in 2001. Under SFAS 142 discussed later, amortization of goodwill ceased effective January 1, 2002. Amortization expense for other intangible assets, however, is expected to be approximately $2.2 million for 2002, based on acquisitions made through the date of this report.

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

QUARTERLY RESULTS

     The following table contains certain unaudited historical financial information for the quarters indicated.

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2002
  Revenues..............................   $498,610      $494,660      $494,561      $522,213
  Operating profit......................     88,296        88,240        84,087        89,826
  Net earnings..........................     43,563        41,943        41,449        45,218
  Basic earnings per common share.......   $   1.57      $   1.48      $   1.24      $   1.29
  Diluted earnings per common share.....   $   1.20      $   1.14      $   1.14      $   1.26
YEAR ENDED DECEMBER 31, 2001(1)
  Revenues..............................   $439,702      $442,759      $447,074      $478,993
  Operating profit......................     62,485        66,640        32,372        23,089
  Net earnings..........................     24,998        27,545         9,974         3,700
  Basic earnings per common share.......   $   0.83      $   0.88      $   0.27      $   0.01
  Diluted earnings per common share.....   $   0.69      $   0.74      $   0.26      $   0.10
YEAR ENDED DECEMBER 31, 2000(2)
  Revenues..............................   $392,526      $392,245      $404,968      $411,875
  Operating profit......................     58,552        84,184        63,720        60,557
  Net earnings..........................     20,889        34,621        23,901        23,616
  Basic earnings per common share.......   $   0.75      $   1.32      $   0.87      $   0.85
  Diluted earnings per common share.....   $   0.61      $   1.00      $   0.68      $   0.67

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                      (AS A PERCENTAGE OF REVENUES)
YEAR ENDED DECEMBER 31, 2002
  Revenues..............................     100.0%        100.0%        100.0%        100.0%
  Operating profit......................      17.7          17.8          17.0          17.2
  Net earnings..........................       8.7           8.5           8.4           8.7
YEAR ENDED DECEMBER 31, 2001(1)
  Revenues..............................     100.0%        100.0%        100.0%        100.0%
  Operating profit......................      14.2          15.1           7.2           4.8
  Net earnings..........................       5.7           6.2           2.2           0.8
YEAR ENDED DECEMBER 31, 2000(2)
  Revenues..............................     100.0%        100.0%        100.0%        100.0%
  Operating profit......................      14.9          21.4          15.7          14.7
  Net earnings..........................       5.3           8.8           5.9           5.7

---------------

(1) Includes the effects of a pre-tax legal settlement of $16.0 million in the third quarter and $36 million in the fourth quarter of 2001 associated with the settlement of a class action lawsuit in the states of Missouri, Illinois, and Tennessee.

(2) Includes the effects of a pre-tax legal reversion of $22.4 million associated with the settlement of three class action lawsuits in the state of New Jersey.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased by $118.8 million to $294.5 million in 2002 from $175.7 million in 2001. This increase primarily resulted from an increase in net earnings, a decrease in the amount of rental merchandise purchased during 2002 and an increase in deferred income taxes offset by a reduction in accrued liabilities.

     Cash used in investing activities decreased by $10.0 million to $96.7 million in 2002 from $106.7 million in 2001. This decrease is primarily attributable to a decrease in the amount of capital expenditures made in 2002 versus 2001, offset by an increase in the amount spent on new store acquisitions in 2002 versus 2001.

     Cash used in financing activities increased by $222.4 million to $220.0 million in 2001, compared to net cash provided of $2.4 million in 2001. This increase is a result of our purchase of $65.6 million in treasury stock, the repurchase of $2.8 million of our subordinated notes and an increase in debt prepayments of $40.4 million during the year ended December 31, 2002 as compared to 2001. In addition, there were no proceeds from the issuance of common stock or debt in 2002, as compared to proceeds of approximately $145.1 million in 2001.

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

     We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation and our store expansion programs during 2003. Our revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $130.0 million, of which $124.3 million was available at March 24, 2003. At March 24, 2003, we had $80.9 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

     Rental Merchandise Purchases. We purchased $494.9 million, $526.9 million and $462.1 million of rental merchandise during the years 2002, 2001 and 2000, respectively.

     Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $37.6 million, $57.5 million and $37.9 million on capital expenditures in the years 2002, 2001 and 2000, respectively, and expect to spend approximately $40.0 million in 2003.

     Acquisitions and New Store Openings. During 2002, we continued our strategy of increasing our store base through opening new stores, as well as through opportunistic acquisitions. We spent approximately $59.5 million acquiring stores and accounts for the year ended December 31, 2002. It is our intention to increase the number of stores we operate by an average of approximately 5-10% per year over the next several years.

     In February 2003, we completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, we held back $10.0 million to pay for various indemnified liabilities and expenses, if any. We funded the acquisition entirely from cash on hand. Of the 295 stores acquired, 176 store were merged with our existing store locations.

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

     Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2002.

YEAR ENDING
DECEMBER 31,
------------                                                  (IN THOUSANDS)
2003........................................................     $  1,063
2004........................................................       13,040
2005........................................................       49,093
2006........................................................      114,111
2007........................................................       72,193
                                                                 --------
                                                                 $249,500
                                                                 ========

     Under our senior credit facilities, we are required to use 25% of the net proceeds from any equity offering to repay our term loans. In addition, we intend to continue to make prepayments of debt under our senior credit facilities, repurchase some of Rent-A-Center East's outstanding subordinated notes or repurchase our common stock under our common stock repurchase program to the extent we have available cash that is not necessary for store openings or acquisitions. However, we cannot assure you that we will have excess cash for these purposes.

     Senior Credit Facilities. The senior credit facilities are provided by a syndicate of banks and other financial institutions led by JPMorgan Chase Bank, as administrative agent. At December 31, 2002, we had a total of $249.5 million outstanding under the senior credit facility related to our term loans and $114.3 million of availability under the revolving credit line portion of the senior credit facility.

     On December 31, 2002, we amended and restated our senior credit facility to account for our internal corporate reorganization, to restate previous amendments increasing the amounts of our common stock we are permitted to re-purchase and to provide for a new Tranche D LC Facility in an aggregate amount at closing equal to $80.0 million to support our outstanding letters of credit. Under this new Tranche D LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the Tranche D LC Facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested Tranche D LC Facility loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar base rate plus 2.80%, with the entire amount of the Tranche D LC Facility due on December 31, 2007.

     Borrowings under the senior credit facilities bear interest at varying rates equal to 1.50% to 3.00% over the Eurodollar rate, which was 1.38% at December 31, 2002. We also have a prime rate option under the facilities, but have not exercised it to date. For the year ended December 31, 2002, the average effective rate on outstanding borrowings under the senior credit facilities was 4.94%, before considering the interest rate swap agreements as described below, and 7.77%, after giving effect to the interest rate swap agreements in effect during 2002.

     During 1998, we entered into interest rate protection agreements with two banks, one of which expired in 2001. Under the terms of the current interest rate agreements, the Eurodollar rate used to calculate the interest rate charged on our $250.0 million outstanding senior term debt has been fixed at an average rate of 5.60%. Of the $250.0 million under protection, $140.0 million expires in August 2003 and the remaining $110.0 million expires in September 2003.

     The senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property and real property. The senior credit facilities are also secured by a pledge of the capital stock of our subsidiaries.

     The senior credit facilities contain covenants, including without limitation, covenants that generally limit our ability to:

     - incur additional debt (including subordinated debt) in excess of $25 million at any one time outstanding;

     - repurchase our capital stock and senior subordinated notes;

     - incur liens or other encumbrances;

     - merge, consolidate or sell substantially all our property or business;

     - sell assets, other than inventory in the ordinary course of business;

     - make investments or acquisitions unless we meet financial tests and other requirements;

     - make capital expenditures; or

     - enter into a new line of business.

     The senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At December 31, 2002, the maximum consolidated leverage ratio was 3.75:1, the minimum consolidated interest coverage ratio was 3.00:1, and the minimum fixed charge coverage ratio was 1.30:1. On that date, our actual ratios were 1.25:1, 6.35:1 and 2.64:1, respectively.

     Events of default under the senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facilities would occur if we undergo a change of control. This is defined to include the case where a third party becomes the beneficial owner of 33.33% or more of our voting stock or certain changes in our Board of Directors occur.

     Subordinated Notes. In August 1998, Rent-A-Center East issued $175.0 million of senior subordinated notes, maturing on August 15, 2008, under an indenture dated as of August 18, 1998 among Rent-A-Center East, its subsidiary guarantors and the trustee, which is now The Bank of New York, as successor to IBJ Schroder Bank & Trust Company. In December 2001, Rent-A-Center East issued an additional $100.0 million of 11% senior subordinated notes, maturing on August 15, 2008, under a separate indenture dated as of December 19, 2001 among Rent-A-Center East, its subsidiary guarantors and The Bank of New York, as trustee. On May 2, 2002, Rent-A-Center East closed an exchange offer for, among other things, all of the notes issued by it under the 1998 indenture, such that all of the senior subordinated notes are now governed by the terms of the 2001 indenture.

     The 2001 indenture contains covenants that limit Rent-A-Center East's ability to:

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

     The notes may be redeemed on or after August 15, 2003, at our option, in whole or in part, at a premium declining from 105.5%. The subordinated notes also require that upon the occurrence of a change of control (as defined in the 2001 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. If Rent-A-Center East did not comply with this repurchase obligation, this would trigger an event of default under our senior credit facilities.

     Store Leases. We lease space for all of our stores as well as our corporate and regional offices under operating leases expiring at various times through 2010.

     ColorTyme Guarantee. ColorTyme is a party to an agreement with Textron Financial Corporation, who generally provides $40.0 million in aggregate financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. An additional $10.0 million of financing is provided by Texas Capital Bank, National Association under an arrangement similar to the Textron financing. We guarantee the obligations of ColorTyme under these agreements up to a maximum amount of $50.0 million, of which $33.8 million was outstanding as of December 31, 2002. Mark E. Speese, our Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

     Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of December 31, 2002, we have paid approximately $124.5 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations.

     On November 12, 2002, we signed a settlement agreement settling the Wisconsin Attorney General matter, which was approved by the court on the same day. Under the terms of the settlement, we created a restitution fund in the amount of $7.0 million for our eligible Wisconsin customers who had completed or active transactions with us as of September 30, 2002. In addition, we paid $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. The settlement of this matter was fully reserved for in our financial statements. A portion of the restitution fund is allocated for customers with completed transactions as of September 30, 2002, and the balance is allocated for restitution on active transactions as of September 30, 2002, which will be allowed to terminate according to their terms when customers either acquire or return the merchandise. Restitution will be offered on the active transactions when all such active transactions have terminated, which we anticipate will occur by the fall of 2004. Any unclaimed restitution funds at the conclusion of the restitution period will be returned to us. To the extent the amount in the restitution fund is insufficient to pay the required amount of restitution, we are obligated to provide additional funds to do so. However, we believe the amount in the restitution fund allocated for the active transactions, together with the amount of funds we anticipate will remain unclaimed by customers with completed transactions, will be sufficient to pay the required amount of restitution on all eligible active transactions.

     In June 2002, we agreed to settle the Wilfong and Tennessee EEOC gender discrimination matters for an aggregate of $47.0 million, including attorneys fees. Such settlement contemplated dismissal of the Bunch proceeding, a similar suit for gender discrimination pending in a separate federal district court, and provided for a separate $2.0 million dispute resolution fund for the Bunch plaintiffs, which was subsequently approved by the Bunch court. On October 4, 2002, the court in the Wilfong matter approved the settlement we had reached with the Wilfong plaintiffs and entered a final judgment. Only 50 individuals opted out of the settlement and no timely objections were filed with the court. No party filed an appeal of the court's order, and we funded the settlement as provided for in the settlement agreement in December 2002. As contemplated by the Wilfong settlement, the Tennessee EEOC action was dismissed in December 2002, and the Bunch matter will be dismissed in the near future.

     Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note J of our consolidated financial statements included herein.

     Sales of Equity Securities. During 1998, we issued 260,000 shares of our Series A preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our Series A preferred stock accrue on a quarterly basis at the rate of $37.50 per annum. Prior to the conversion of all but two shares of our Series A preferred stock in August 2002, we paid these dividends in additional shares of Series A preferred stock because of restrictive provisions in our senior credit facilities. We have the ability to pay the dividends in cash and may do so under our senior credit facilities so long as we are not in default.

     On May 31, 2001, we completed an offering of 3,680,000 shares of our common stock at an offering price of $42.50 per share. In that offering, 1,150,000 shares were offered by us and 2,530,000 shares were offered by some of our stockholders. Net proceeds to us were approximately $45.6 million.

     In connection with the issuance of our Series A preferred stock in August 1998, we entered into a registration rights agreement with Apollo which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and an affiliate of Bear Stearns elected to participate in such registration. In connection therewith, Apollo and an affiliate of Bear Stearns converted 97,197 shares of our Series A preferred stock held by them into 3,500,000 shares of our common stock, which they sold in the May 2002 public offering that was the subject of Apollo's request. We did not receive any of the proceeds from this offering.

     On August 5, 2002, the first date on which we had the right to optionally redeem the shares of Series A preferred stock, the holders of our Series A preferred stock converted all but two shares of our Series A preferred stock held by them into 7,281,548 shares of our common stock. As a result, the dividend on our Series A preferred stock has been substantially eliminated for future periods. In connection with Apollo's conversion of all but two of the shares of Series A preferred stock held by them on August 5, 2002, we granted

Apollo an additional right to effect a demand registration under the existing registration rights agreement we entered into with them in 1998, such that Apollo now has two demand rights.

     Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2002:

                                                                  Payments due by year
                                 ---------------------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS(1)    Total        2003       2004       2005       2006       2007     2008 and thereafter
-------------------------------  ----------   --------   --------   --------   --------   --------   -------------------
                                                                     (In thousands)
Senior Credit Facilities
  (including current
  portion).................      $  249,500   $  1,063   $ 13,040   $ 49,093   $114,111   $ 72,193        $     --
11% Senior Subordinated
  Notes(2).................         451,935     29,948     29,948     29,948     29,948     29,948         302,195
Operating Leases...........         373,060    128,535    103,501     77,545     43,518     16,502           3,459
                                 ----------   --------   --------   --------   --------   --------        --------
Total......................      $1,074,495   $159,546   $146,489   $156,586   $187,577   $118,643        $305,654
                                 ==========   ========   ========   ========   ========   ========        ========

---------------

(1) Excludes obligations under the ColorTyme guarantee, the change in control and acceleration provisions under the senior credit facilities, and the optional redemption, change in control and acceleration provisions under the indentures governing Rent-A-Center East's subordinated notes.

(2) Includes interest payments of $14.97 million on each of February 15 and August 15 of each year.

     Repurchases of Outstanding Securities. In connection with the retirement of J. Ernest Talley, our former Chairman of the Board and Chief Executive Officer, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock beneficially held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock beneficially held by Mr. Talley at $20.258 per share for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock beneficially held by Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock beneficially held by Mr. Talley at $20.258 per share. We repurchased those remaining shares on January 30, 2002.

     In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25.0 million of our common stock. In October 2002, our board of directors increased our authority to effect repurchases of our outstanding common stock under our common stock repurchase program from $25.0 million to $50.0 million, and in March 2003 they increased the authority from $50.0 million to $100.0 million. Through December 31, 2002, we have repurchased approximately 661,000 shares of our common stock under this program for approximately $30.9 million, all of which was effected in the year ended December 31, 2002. Since December 31, 2002, we repurchased an additional 276,000 shares of our common stock under this program, for approximately $13.5 million.

     As of December 31, 2002, we had repurchased $2.8 million of our subordinated notes for approximately $3.0 million, which included a loss of approximately $179,000. Since December 31, 2002, we have not made any additional repurchases of our subordinated notes.

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

  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities we initiate after that date.

     Stock-Based Employee Compensation. In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

     Accounting for Guarantees. In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. We have historically issued guarantees related to our Colortyme franchisees and other limited purposes and do not anticipate FIN 45 will have a material effect on our 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     As of December 31, 2002, we had $272.3 million in subordinated notes outstanding at a fixed interest rate of 11.0% and $249.5 million in term loans outstanding at interest rates indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at December 31, 2002 was $292.7 million, which is $20.9 million above their carrying value. Unlike the subordinated notes, the $249.5 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. Of the $500.0 million in agreements, $250.0 million expired in September 2001 and the remaining $250.0 million will expire in 2003, of which $140.0 million will expire on August 5, 2003 and the remaining $110.0 million will expire on September 5, 2003. The swap agreements had an aggregate negative fair value of $6.7 million and $10.2 million at December 31, 2002 and 2001, respectively. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $1.6 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements required to be included in Item 8 are set forth in Item 15 of this report.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(*)

ITEM 11. EXECUTIVE COMPENSATION(*)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(*)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(*)
---------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2003 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this annual report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..........  F-2
Consolidated Financial Statements
  Balance Sheets............................................  F-3
  Statements of Earnings....................................  F-4
  Statement of Stockholders' Equity.........................  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Consolidated Financial Statements................  F-7

  SCHEDULES SUPPORTING FINANCIAL STATEMENTS

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

CURRENT REPORTS ON FORM 8-K

     Current Report on Form 8-K filed on November 12, 2002

     Current Report on Form 8-K filed on December 31, 2002

     Current Report on Form 8-K filed on December 31, 2002

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

Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ MARK E. SPEESE                    Chairman of the Board and Chief     March 26, 2003
 ------------------------------------------------            Executive Officer
                  Mark E. Speese                       (Principal Executive Officer)


              /s/ MITCHELL E. FADEL                  President, Chief Operating Officer   March 26, 2003
 ------------------------------------------------               and Director
                Mitchell E. Fadel


               /s/ ROBERT D. DAVIS                   Senior Vice President -- Finance,    March 26, 2003
 ------------------------------------------------      Treasurer and Chief Financial
                 Robert D. Davis                      Officer (Principal Financial and
                                                            Accounting Officer)


               /s/ LAURENCE M. BERG                               Director                March 26, 2003
 ------------------------------------------------
                 Laurence M. Berg


            /s/ MARY ELIZABETH BURTON                             Director                March 26, 2003
 ------------------------------------------------
              Mary Elizabeth Burton


               /s/ PETER P. COPSES                                Director                March 26, 2003
 ------------------------------------------------
                 Peter P. Copses


               /s/ ANDREW S. JHAWAR                               Director                March 26, 2003
 ------------------------------------------------
                 Andrew S. Jhawar


                /s/ J. V. LENTELL                                 Director                March 26, 2003
 ------------------------------------------------
                  J. V. Lentell

I, Mark E. Speese, certify that:

     1. I have reviewed this annual report on Form 10-K of Rent-A-Center, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                                  /s/ MARK E. SPEESE
                                          --------------------------------------
                                          Mark E. Speese
                                          Chairman of the Board
                                          and Chief Executive Officer

I, Robert D. Davis, certify that:

     1. I have reviewed this annual report on Form 10-K of Rent-A-Center, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                                  /s/ ROBERT D. DAVIS
                                          --------------------------------------
                                          Robert D. Davis
                                          Senior Vice President-Finance,
                                          Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                               EXHIBIT DESCRIPTION
 -------                              -------------------
 2.1(1)     --    Agreement and Plan of Merger, dated as of December 30, 2002, but effective as of December 31, 2002, by and among
                  Rent-A-Center, Inc., Rent-A-Center Holdings, Inc. and RAC
                  Merger Sub, Inc.
 2.2*       --    Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and Rent-Way, Inc.,
                  Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P.
                  (Pursuant to the rules of the SEC, the schedules and
                  exhibits have been omitted. Upon the request of the SEC,
                  Rent-A-Center, Inc. will supplementally supply such
                  schedules and exhibits to the SEC.)
 2.3*       --    Letter Agreement, dated December 31, 2002
 2.4*       --    Letter Agreement, dated January 7, 2003
 2.5*       --    Letter Agreement, dated February 7, 2003
 2.6*       --    Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the
                  request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)
 2.7*       --    Letter Agreement, dated March 10, 2003 (Pursuant to the
                  rules of the SEC, the exhibit has been omitted. Upon the
                  request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)
 3.1(2)     --    Certificate of Incorporation of Rent-A-Center, Inc., as
                  amended
 3.2(3)     --    Amended and Restated Bylaws of Rent-A-Center, Inc.
 4.1(4)     --    Form of Certificate evidencing Common Stock
 4.2(5)     --    Certificate of Designations, Preferences and Relative Rights
                  and Limitations of Series A Preferred Stock of
                  Rent-A-Center, Inc. (formerly known as Rent-A-Center
                  Holdings, Inc.)
 4.3(6)     --    Form of Certificate evidencing Series A Preferred Stock
 4.4(7)     --    Indenture, dated as of December 19, 2001, by and among
                  Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and
                  Advantage Companies, Inc., as Subsidiary Guarantors, and The
                  Bank of New York, as Trustee
 4.5(8)     --    First Supplemental Indenture, dated as of May 1, 2002, by
                  and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage
                  Companies, Inc. and The Bank of New York, as Trustee
 4.6(9)     --    Second Supplemental Indenture, dated as of September 30,
                  2002, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                  Advantage Companies, Inc., Get It Now, LLC and The Bank of
                  New York, as Trustee
 4.7*       --    Amended and Restated Third Supplemental Indenture, dated as of December 31, 2002, by and among Rent-A-Center, Inc.,
                  Rent-A-Center Holdings, Inc., ColorTyme, Inc., Rent-A-Center
                  West, Inc. (formerly known as Advantage Companies, Inc.),
                  Get It Now, LLC, Rent-A-Center Texas, LP, Rent-A-Center
                  Texas, LLC and The Bank of New York, as Trustee
 4.8(10)    --    Form of 2001 Exchange Note
10.1(11)+   --    Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                  Plan
10.2*       --    Amended and Restated Credit Agreement, dated as of August 5,
                  1998, as amended and restated as of December 31, 2002, among
                  Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica
                  Bank, as Documentation Agent, Bank of America NA, as
                  Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent
10.3*       --    Guarantee and Collateral Agreement, dated as of August 5,
                  1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank
                  (formerly known as The Chase Manhattan Bank), as
                  Administrative Agent
10.4(12)    --    Amended and Restated Stockholders Agreement, dated as of
                  October 8, 2001, by and among Apollo Investment Fund IV,
                  L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                  Mark E. Speese, Rent-A-Center, Inc., and certain other
                  persons

 EXHIBIT
 NUMBER                               EXHIBIT DESCRIPTION
 -------                              -------------------
10.5(13)    --    Second Amended and Restated Stockholders Agreement, dated as of August 5, 2002, by and among Apollo Investment Fund IV,
                  L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese,
                  Rent-A-Center, Inc., and certain other persons
10.6*       --    Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo Investment Fund
                  IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese,
                  Rent-A-Center, Inc., and certain other persons
10.7(14)    --    Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                  L.P., and Apollo Overseas Partners IV, L.P., related to the
                  Series A Convertible Preferred Stock
10.8(15)    --    Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo
                  Investment Fund IV, L.P. and Apollo Overseas Partners IV,
                  L.P.
10.9*       --    Third Amendment to Registration Rights Agreement, dated as of December 31, 2002, by and among Rent-A-Center, Inc.,
                  Apollo Investment Fund IV, L.P. and Apollo Overseas Partners
                  IV, L.P.
10.10(16)   --    Common Stock Purchase Agreement, dated as of October 8,
                  2001, by and among J. Ernest Talley, Mary Ann Talley, the
                  Talley 1999 Trust and Rent-A-Center, Inc.
10.11(17)   --    Exchange and Registration Rights Agreement, dated December
                  19, 2001, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                  Advantage Companies, Inc., J.P. Morgan Securities, Inc.,
                  Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc.,
                  and Lehman Brothers, Inc.
10.12(18)   --    Amended and Restated Franchisee Financing Agreement, dated
                  March 27, 2002, by and between Textron Financial
                  Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.
10.13(19)   --    Franchisee Financing Agreement, dated April 30, 2002, but
                  effective as of June 28, 2002, by and between Texas Capital
                  Bank, National Association, ColorTyme, Inc. and
                  Rent-A-Center, Inc.
10.14(20)   --    First Amendment to Franchisee Financing Agreement, dated
                  July 23, 2002, by and between Textron Financial Corporation,
                  ColorTyme, Inc. and Rent-A-Center, Inc.
10.15(21)   --    Second Amendment to Franchisee Financing Agreement, dated
                  September 30, 2002, by and between Textron Financial
                  Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.
10.16*      --    Third Amendment to Franchisee Financing Agreement, dated
                  March 24, 2003, but effective as of December 31, 2002, by
                  and between Textron Financial Corporation, ColorTyme, Inc.
                  and Rent-A-Center, Inc.
21.1*       --    Subsidiaries of Rent-A-Center, Inc.
23.1*       --    Consent of Grant Thornton LLP
99.1*       --    Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Mark E. Speese
99.2*       --    Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Robert D. Davis

---------------

  *  Filed herewith.

  +  Management contract or company plan or arrangement

 (1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (2) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (3) Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (4) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 11, 1999

 (5) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (6) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 11, 1999

 (7) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

 (8) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

 (9) Incorporated herein by reference to Exhibit 4.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(10) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(11) Incorporated herein by reference to Exhibit 99.1 to the registrant's Post-Effective Amendment No. 1 to Form S-8 dated as of December 31, 2002

(12) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(13) Incorporated herein by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(14) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(15) Incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(16) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(17) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(18) Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(19) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(20) Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(21) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note D to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002.

                                          GRANT THORNTON LLP

Dallas, Texas
February 10, 2003

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS

Cash and cash equivalents...................................  $   85,723   $  107,958
Accounts receivable.........................................       5,922        1,664
Prepaid expenses and other assets...........................      42,882       29,846
Rental merchandise, net
  On rent...................................................     510,184      531,627
  Held for rent.............................................     121,540      122,074
Property assets, net........................................     105,949      106,883
Deferred income taxes.......................................          --        8,772
Intangible assets, net......................................     743,852      711,096
                                                              ----------   ----------
                                                              $1,616,052   $1,619,920
                                                              ==========   ==========

                                     LIABILITIES

Accounts payable -- trade...................................  $   43,461   $   49,930
Accrued liabilities.........................................     122,717      170,196
Deferred income taxes.......................................      86,142           --
Senior debt.................................................     249,500      428,000
Subordinated notes payable, net of discount.................     271,830      274,506
                                                              ----------   ----------
                                                                 773,650      922,632
COMMITMENTS AND CONTINGENCIES...............................          --           --
PREFERRED STOCK
  Redeemable convertible voting preferred stock, net of
     placement costs, $.01 par value; 5,000,000 shares
     authorized; 2 and 292,434 shares issued and outstanding
     in 2002 and 2001, respectively.........................           2      291,910
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 125,000,000 shares
     authorized; 39,538,042 and 27,726,092 shares issued in
     2002 and 2001, respectively............................         395          277
  Additional paid-in capital................................     532,675      191,438
  Accumulated comprehensive loss............................      (3,726)      (6,319)
  Retained earnings.........................................     428,621      269,982
  Treasury stock, 4,599,269 and 2,224,179 shares at cost in
     2002 and 2001, respectively............................    (115,565)     (50,000)
                                                              ----------   ----------
                                                                 842,400      405,378
                                                              ----------   ----------
                                                              $1,616,052   $1,619,920
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2002          2001          2000
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Store
     Rentals and fees....................................  $1,828,534    $1,650,851    $1,459,664
     Installment sales...................................       6,137            --            --
     Merchandise sales...................................     115,478        94,733        81,166
     Other...............................................       2,589         3,476         3,018
  Franchise
     Merchandise sales...................................      51,514        53,584        51,769
     Royalty income and fees.............................       5,792         5,884         5,997
                                                           ----------    ----------    ----------
                                                            2,010,044     1,808,528     1,601,614
Operating expenses
  Direct store expenses
     Depreciation of rental merchandise..................     383,400       343,197       299,298
     Cost of installment sales...........................       3,776            --            --
     Cost of merchandise sold............................      84,628        72,539        65,332
     Salaries and other expenses.........................   1,070,265     1,019,402       866,234
  Franchise cost of merchandise sold.....................      49,185        51,251        49,724
                                                           ----------    ----------    ----------
                                                            1,591,254     1,486,389     1,280,588
  General and administrative expenses....................      63,296        55,359        48,093
  Amortization of intangibles............................       5,045        30,194        28,303
  Class action litigation settlements....................          --        52,000       (22,383)
                                                           ----------    ----------    ----------
          Total operating expenses.......................   1,659,595     1,623,942     1,334,601
                                                           ----------    ----------    ----------
          Operating profit...............................     350,449       184,586       267,013
Interest expense.........................................      64,682        60,874        74,324
Interest income..........................................      (2,676)       (1,094)       (1,706)
                                                           ----------    ----------    ----------
          Earnings before income taxes...................     288,443       124,806       194,395
Income tax expense.......................................     116,270        58,589        91,368
                                                           ----------    ----------    ----------
          NET EARNINGS...................................     172,173        66,217       103,027
Preferred dividends......................................      10,212        15,408        10,420
                                                           ----------    ----------    ----------
Net earnings allocable to common stockholders............  $  161,961    $   50,809    $   92,607
                                                           ==========    ==========    ==========
Basic earnings per common share..........................  $     5.51    $     1.97    $     3.79
                                                           ==========    ==========    ==========
Diluted earnings per common share........................  $     4.74    $     1.79    $     2.96
                                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                      COMMON STOCK     ADDITIONAL                           ACCUMULATED
                                     ---------------    PAID-IN     RETAINED   TREASURY    COMPREHENSIVE
                                     SHARES   AMOUNT    CAPITAL     EARNINGS     STOCK     INCOME (LOSS)    TOTAL
                                     ------   ------   ----------   --------   ---------   -------------   --------
                                                                     (IN THOUSANDS)
Balance at January 1, 2000.........  25,297    $253     $105,627    $125,810   $ (25,000)    $     --      $206,690
  Net earnings.....................      --      --           --     103,027          --           --       103,027
  Preferred dividends..............      --      --           --     (10,330)         --           --       (10,330)
  Issuance of stock options for
    services.......................      --      --           65          --          --           --            65
  Exercise of stock options........     403       4        8,430          --          --           --         8,434
  Tax benefits related to exercise
    of stock options...............      --      --        1,485          --          --           --         1,485
                                     ------    ----     --------    --------   ---------     --------      --------
Balance at December 31, 2000.......  25,700     257      115,607     218,507     (25,000)          --       309,371
  Net earnings.....................      --      --           --      66,217          --           --        66,217
  Other comprehensive income
    (loss):
    Cumulative effect of adoption
      of SFAS 133..................      --      --           --          --          --        1,378         1,378
    Losses on interest rate swaps,
      net of tax...................      --      --           --          --          --      (11,556)      (11,556)
    Reclassification adjustment for
      losses included in net
      earnings, net of tax.........      --      --           --          --          --        3,859         3,859
                                                                                             --------      --------
      Other comprehensive loss.....      --      --           --          --          --       (6,319)       (6,319)
                                                                                             --------      --------
    Comprehensive income...........                                                                          59,898
  Purchase of treasury stock (1,234
    shares)........................      --      --           --          --     (25,000)          --       (25,000)
  Issuance of common stock in
    public offering, net of
    issuance costs of $3,253.......   1,150      12       45,610          --          --           --        45,622
  Preferred dividends..............      --      --        4,064     (14,742)         --           --       (10,678)
  Issuance of stock options for
    services.......................      --      --          111          --          --           --           111
  Exercise of stock options........     876       8       20,309          --          --           --        20,317
  Tax benefits related to exercise
    of stock options...............      --      --        5,737          --          --           --         5,737
                                     ------    ----     --------    --------   ---------     --------      --------
Balance at December 31, 2001.......  27,726     277      191,438     269,982     (50,000)      (6,319)      405,378
  Net earnings.....................      --      --           --     172,173          --           --       172,173
  Other comprehensive income:
    Losses on interest rate swaps,
      net of tax...................      --      --           --          --          --       (6,836)       (6,836)
    Reclassification adjustment for
      losses included in net
      earnings, net of tax.........      --      --           --          --          --        9,429         9,429
                                                                                             --------      --------
      Other comprehensive income...      --      --           --          --          --        2,593         2,593
                                                                                             --------      --------
    Comprehensive income...........                                                                         174,766
  Purchase of treasury stock (2,375
    shares)........................      --      --           --          --     (65,565)          --       (65,565)
  Preferred dividends..............      --      --        5,383     (13,534)         --           --        (8,151)
  Conversion of preferred stock to
    common (10,782 shares).........  10,782     108      299,951          --          --           --       300,059
  Issuance of stock options for
    services.......................      --      --          112          --          --           --           112
  Exercise of stock options........   1,030      10       26,782          --          --           --        26,792
  Tax benefits related to exercise
    of stock options...............      --      --        9,009          --          --           --         9,009
                                     ------    ----     --------    --------   ---------     --------      --------
Balance at December 31, 2002.......  39,538    $395     $532,675    $428,621   $(115,565)    $ (3,726)     $842,400
                                     ======    ====     ========    ========   =========     ========      ========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities
  Net earnings............................................  $ 172,173   $  66,217   $ 103,027
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
     Depreciation of rental merchandise...................    383,400     343,197     299,298
     Depreciation of property assets......................     38,359      37,910      33,144
     Amortization of intangibles..........................      5,045      30,194      28,303
     Amortization of financing fees.......................      5,944       2,760       2,705
     Deferred income taxes................................     94,914      23,856      77,738
  Changes in operating assets and liabilities, net of
     effects of acquisitions
     Rental merchandise, net..............................   (342,954)   (391,932)   (342,233)
     Accounts receivable..................................     (4,258)      1,590         629
     Prepaid expenses and other assets....................    (15,973)     (1,709)     (6,624)
     Accounts payable -- trade............................     (6,469)    (15,766)     12,197
     Accrued liabilities and other........................    (35,691)     79,413     (16,621)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    294,490     175,730     191,563
Cash flows from investing activities
  Purchase of property assets.............................    (37,596)    (57,532)    (37,937)
  Proceeds from sale of property assets...................        398         706       1,403
  Acquisitions of businesses..............................    (59,504)    (49,835)    (42,538)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........    (96,702)   (106,661)    (79,072)
                                                            ---------   ---------   ---------
Cash flows from financing activities
  Purchase of treasury stock..............................    (65,565)    (25,000)         --
  Proceeds from issuance of common stock, net of issuance
     costs................................................         --      45,622          --
  Exercise of stock options...............................     26,792      20,317       8,434
  Proceeds from debt......................................         --      99,506     242,975
  Repurchase of senior subordinated notes, net of loss....     (2,750)         --          --
  Repayments of debt......................................   (178,500)   (138,051)   (349,084)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................   (220,023)      2,394     (97,675)
                                                            ---------   ---------   ---------
          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS...................................    (22,235)     71,463      14,816
Cash and cash equivalents at beginning of year............    107,958      36,495      21,679
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $  85,723   $ 107,958   $  36,495
                                                            =========   =========   =========
Supplemental cash flow information
  Cash paid during the year for:
     Interest.............................................  $  53,307   $  56,306   $  75,956
     Income taxes.........................................  $  31,868   $  21,526   $   9,520

     During 2002, 2001 and 2000, the Company paid Series A preferred dividends of approximately $8.2 million, $10.7 million and $10.3 million by issuing 8,151, 10,678 and 10,330 shares of Series A preferred stock, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES AND NATURE OF OPERATIONS

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

  PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Effective as of December 31, 2002, the Company completed a tax-free internal reorganization of its corporate structure. The reorganization was effected through an inversion merger whereby Rent-A-Center, Inc. became a wholly-owned subsidiary of Rent-A-Center Holdings, Inc., a newly formed Delaware holding company. Upon the merger, Rent-A-Center, Inc. changed its name to Rent-A-Center East, Inc. ("Rent-A-Center East") and Rent-A-Center Holdings, Inc. adopted the name Rent-A-Center, Inc.

     At December 31, 2002, the Company operated 2,407 company-owned stores nationwide and in Puerto Rico, including 23 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name "Get It Now." These financial statements include the accounts of Rent-A-Center, Inc. ("Rent-A-Center") and its direct and indirect wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. Rent-A-Center's primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

     ColorTyme, Inc. ("ColorTyme"), an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of 318 franchised rent-to-own stores operating in 40 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme's primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues are generated primarily from royalties based on franchisees' monthly gross revenues.

  RENTAL MERCHANDISE

     Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for all merchandise is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 6 to 30 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method. On July 1, 2002, the Company began accelerating the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months. As of December 31, 2002, the Company has recognized an additional $2.4 million in depreciation expense due to this accelerated method on computers. The purpose for this change is to better reflect the depreciable life of a computer and to encourage the sale of older computers. Though this method will accelerate the depreciation expense on the affected computers, the Company does not expect it to have a material effect on its financial position, results of operations or cash flows in future periods.

     Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is written-off when such impairment occurs.

  CASH EQUIVALENTS

     For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

     Get It Now's revenue from the sale of merchandise through an installment credit sale is recognized at the time of the sale, as is the cost of the merchandise sold, net of a provision for uncollectable accounts.

  PROPERTY ASSETS AND RELATED DEPRECIATION

     Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally five years) by the straight-line method. Leasehold improvements are amortized over the term of the applicable leases by the straight-line method.

  INTANGIBLE ASSETS AND AMORTIZATION

     The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 and has identified one reporting unit. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. Non-compete agreements, franchise network and customer relationships are amortized over two to five years, ten years and 18 to 24 months, respectively.

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

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company's objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company has entered into interest-rate swap agreements. The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate senior credit facility. If it becomes probable a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, the Company will recognize the gain or loss on the designated financial instruments currently into earnings.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Changes in the fair value of the effective cash flow hedges are recorded in accumulated other comprehensive income (loss). The effective portion that has been deferred in accumulated other comprehensive income (loss) will be reclassified to earnings when the hedged items impact earnings.

     The Company's adoption of SFAS No. 133 on January 1, 2001 resulted in the recognition of approximately $2.6 million, or $1.4 million after taxes, of derivative assets on the Company's consolidated balance sheet and $1.4 million of hedging gains included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle.

     The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps have been effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness during the years ended December 31, 2002 and 2001. The interest-rate swap resulted in an increase of interest expense of $9.4 million and $3.9 million for the years ended December 31, 2002 and 2001, respectively. The fair value of the interest-rate swaps increased by $2.6 million, net of tax, during the year ended December 31, 2002, and decreased by $6.3 million, net of tax, during the year ended December 31, 2001, which have been recorded in accumulated other comprehensive income. The estimated net amount of existing loss expected to be reclassified into earnings during 2003 is approximately $3.7 million. During the year ended December 31, 2002, the amount of cash flow loss reclassified to earnings because it became probable that the original forecasted transaction would not occur was not material.

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

  ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $62.7 million, $69.1 million, and $61.2 million in 2002, 2001 and 2000, respectively.

  STOCK-BASED COMPENSATION

     The Company has in place a long-term incentive plan for the benefit of certain key employees, consultants and directors, which is described more fully in Note K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2002          2001         2000
                                                         -----------   ----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings allocable to common stockholders
As reported............................................   $161,961      $50,809      $92,607
  Deduct: Total stock-based employee compensation under
     fair value based method for all awards, net of
     related tax expense...............................     11,290        7,380       10,272
                                                          --------      -------      -------
Pro forma..............................................   $150,671      $43,429      $82,335
                                                          ========      =======      =======
  Basic earnings per common share
  As reported..........................................   $   5.51      $  1.97      $  3.79
  Pro forma............................................   $   5.13      $  1.68      $  3.37
  Diluted earnings per common share
  As reported..........................................   $   4.74      $  1.79      $  2.96
  Pro forma............................................   $   4.43      $  1.59      $  2.67

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 55.8% to 57.3%; risk-free interest rates of 3.5% to 5.5%, 4.2% to 5.3% and 6.5% in 2002, 2001, and 2000, respectively; no dividend yield; and expected lives of seven years.

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

  OTHER COMPREHENSIVE INCOME

     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is attributed to changes in the fair value of interest rate swap agreements, net of tax.

  NEW ACCOUNTING PRONOUNCEMENTS

     Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Stock-Based Employee Compensation. In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and have included the disclosure requirements of SFAS 148 in these financial statements.

     Accounting for Guarantees. In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees related to ColorTyme franchisees and other limited purposes and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in these financial statements.

     Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE B -- RENTAL MERCHANDISE

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
On rent
  Cost......................................................  $906,305   $885,015
  Less accumulated depreciation.............................   396,121    353,388
                                                              --------   --------
                                                              $510,184   $531,627
                                                              ========   ========
Held for rent
  Cost......................................................  $161,316   $156,013
  Less accumulated depreciation.............................    39,776     33,939
                                                              --------   --------
                                                              $121,540   $122,074
                                                              ========   ========

RECONCILIATION OF RENTAL MERCHANDISE

                                                      2002        2001        2000
                                                    ---------   ---------   ---------
Beginning merchandise value.......................  $ 653,701   $ 587,232   $ 531,223
Inventory additions through acquisitions..........     18,469      17,734      13,074
Purchases.........................................    494,903     526,909     462,126
Depreciation of rental merchandise................   (383,400)   (343,197)   (299,298)
Cost of goods sold................................    (88,404)    (72,539)    (65,332)
Skip stolens......................................    (48,110)    (44,293)    (38,219)
Other inventory deletions(1)......................    (15,435)    (18,145)    (16,342)
                                                    ---------   ---------   ---------
Ending merchandise value..........................  $ 631,724   $ 653,701   $ 587,232
                                                    =========   =========   =========

---------------

(1) Other inventory deletions includes LDW claims and unrepairable and missing merchandise, as well as acquisition write-offs.

NOTE C -- PROPERTY ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Furniture and equipment.....................................  $113,579   $ 94,689
Transportation equipment....................................    24,972     27,384
Building and leasehold improvements.........................    99,025     85,699
Construction in progress....................................     1,013      6,083
                                                              --------   --------
                                                               238,589    213,855
Less accumulated depreciation...............................   132,640    106,972
                                                              --------   --------
                                                              $105,949   $106,883
                                                              ========   ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE D -- INTANGIBLE ASSETS AND ACQUISITIONS

     Intangibles consist of the following (in thousands):

                                               DECEMBER 31, 2002         DECEMBER 31, 2001
                                            -----------------------   -----------------------
                                   AVG.      GROSS                     GROSS
                                   LIFE     CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                  (YEARS)    AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                  -------   --------   ------------   --------   ------------
Amortizable intangible assets
  Franchise network.............     10     $  3,000     $  1,950     $  3,000     $  1,650
  Non-compete agreements........      5        1,510        1,444        1,677        1,405
  Customer relationships........    1.5       12,706        6,365        3,994        1,882
Intangible assets not subject to
  amortization
  Goodwill......................             835,557       99,162      806,524       99,162
                                            --------     --------     --------     --------
Total intangibles...............            $852,773     $108,921     $815,195     $104,099
                                            ========     ========     ========     ========

Aggregate Amortization Expense
  Year ended December 31, 2002..............................  $ 5,045
  Year ended December 31, 2001..............................  $30,194

SUPPLEMENTAL INFORMATION REGARDING INTANGIBLE ASSETS AND AMORTIZATION.

     Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

                                                                   ESTIMATED
                                                              AMORTIZATION EXPENSE
                                                              --------------------
                                                                 (IN THOUSANDS)
2003........................................................          6,167
2004........................................................            838
2005........................................................            302
2006........................................................            150
                                                                     ------
Total.......................................................         $7,457
                                                                     ======

     Changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002...............................  $707,362
  Additions from acquisitions...............................    31,278
  Tax benefit not recorded from previous acquisition........    (6,125)
  Post purchase price allocation adjustments................     3,880
                                                              --------
Balance as of December 31, 2002.............................  $736,395
                                                              ========

     There were no impairment losses to goodwill for the year ended December 31, 2002.

     In contrast to accounting standards in effect during 2001 and 2000, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

The information presented below reflects adjustments to information reported in 2001 and 2000 as if SFAS 142 had been applied in those years.

     Net earnings and earnings per common share, excluding the after tax effect of amortization expense related to goodwill, for the years ending December 31, 2002, 2001 and 2000 are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2002          2001         2000
                                                        -----------   ----------   -----------
                                                                      UNAUDITED
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net earnings.................................   $172,173      $66,217      $103,027
Goodwill amortization, net of tax.....................         --       24,892        24,323
                                                         --------      -------      --------
Adjusted net earnings.................................   $172,173      $91,109      $127,350
                                                         ========      =======      ========
BASIC EARNINGS PER COMMON SHARE:
Reported earnings per share...........................   $   5.51      $  1.97      $   3.79
Add back: Goodwill amortization, net of tax...........         --          .97          1.00
                                                         --------      -------      --------
Adjusted earnings per share...........................   $   5.51      $  2.94      $   4.79
                                                         ========      =======      ========
DILUTED EARNINGS PER COMMON SHARE:
Reported earnings per share...........................   $   4.74      $  1.79      $   2.96
Add back: Goodwill amortization, net of tax...........         --          .67           .70
                                                         --------      -------      --------
Adjusted earnings per share...........................   $   4.74      $  2.46      $   3.66
                                                         ========      =======      ========

  ACQUISITIONS

     The following table provides information concerning the acquisitions made during the years ended December 31, 2002, 2001 and 2000:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
Number of stores acquired...............................       83         95         74
Number of locations accounts were acquired from.........      126         90         73
Number of transactions..................................       53         52         35
Total purchase price....................................  $59,504    $49,835    $42,538
Amounts allocated to:
  Goodwill..............................................  $31,278    $29,845    $27,507
  Non-compete agreements................................       10         --         --
  Customer relationships................................    8,783      2,150      1,745
  Property assets.......................................      946         46        183
  Rental merchandise....................................   18,469     17,734     13,074
  Other assets..........................................       18         60         29

     Acquisitions during 2002 were not significant, individually or in the aggregate, to the Company's consolidated financial position or statement of operations as of December 31, 2002 and for the year then ended. One of the transactions, which took place in June 2001, consisted of 54 stores, for approximately $21.0 million in cash. All acquisitions have been accounted for as purchases, and the operating results of the acquired businesses have been included in the financial statements since their date of acquisition.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE E -- SENIOR CREDIT FACILITY

     The Company has a Senior Credit Facility (the "Facility") with a syndicate of banks. The Company also has other debt facilities. These facilities consist of the following:

                                               DECEMBER 31, 2002                    DECEMBER 31, 2001
                                       ----------------------------------   ----------------------------------
                            FACILITY   MAXIMUM      AMOUNT       AMOUNT     MAXIMUM      AMOUNT       AMOUNT
                            MATURITY   FACILITY   OUTSTANDING   AVAILABLE   FACILITY   OUTSTANDING   AVAILABLE
                            --------   --------   -----------   ---------   --------   -----------   ---------
                                                              (IN THOUSANDS)
Senior Credit Facility:
  Term Loan "B"...........    2006     $ 72,404    $ 72,404     $     --    $148,850    $148,850      $    --
  Term Loan "C"...........    2007      128,753     128,753           --     192,754     192,754           --
  Term Loan "D"...........    2007       48,343      48,343           --      86,396      86,396           --
  Tranche D LC(1).........    2007       80,000          --           --          --          --           --
  Revolver(2).............    2004      120,000          --      114,300     120,000          --       56,425
                                       --------    --------     --------    --------    --------      -------
                                        449,500     249,500      114,300     548,000     428,000       56,425
Other Indebtedness:
  Line of credit..........               10,000          --       10,000      10,000          --       10,000
                                       --------    --------     --------    --------    --------      -------
Total Debt Facilities.....             $459,500    $249,500     $124,300    $558,000    $428,000      $66,425
                                       ========    ========     ========    ========    ========      =======

---------------

(1) On May 3, 2002, the Company amended the Facility to provide for a new Tranche D LC Facility in an aggregate amount at closing equal to $80.0 million to support its outstanding letters of credit. Under this new Tranche D LC Facility, in the event that a letter of credit is drawn upon, the Company has the right to either repay the Tranche D LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested Tranche D LC loan accrues at an adjusted prime rate plus 1.75% or, at the Company's option, at the Eurodollar Rate plus 2.80%, with the entire amount of the Tranche D LC Facility due on December 31, 2007.

(2) At December 31, 2002 and 2001, the amounts available under the Company's revolving facility were reduced by approximately $5.7 million and $63.6 million, respectively, for outstanding letters of credit used to support the Company's insurance obligations. The Company provides assurance to its insurance providers that if they are not be able to draw funds from the Company for claims paid, they have the ability to draw against the Company's letters of credit. At that time, the Company would then owe the drawn amount to the financial institution providing the letter of credit. One of the Company's letters of credit is renewed automatically every year unless the Company notifies the institution not to renew. The other letter of credit expires in August 2003, but is automatically renewed each year for a one year period unless the institution notifies the Company no later than thirty days prior to the applicable expiration date that such institution does not elect to renew the letter of credit for such additional one year period.

     Borrowings under the Facility bear interest at varying rates equal to 0.50% to 2.00% over the designated prime rate (4.25% per annum at December 31, 2002) or 1.50% to 3.0% over LIBOR (1.38% at December 31, 2002) at the Company's option, and are subject to quarterly adjustments based on certain leverage ratios. For the year ended December 31, 2002, the average effective rate on outstanding borrowings under the senior credit facilities was 4.94%, before considering the interest rate swap agreements as described below, and 7.77%, after giving effect to the interest rate swap agreements in effect during 2002. A commitment fee equal to 0.25% to 0.50% of the unused portion of the revolving credit facility is payable quarterly.

     The Facility is collateralized by substantially all of the Company's tangible and intangible assets, and is unconditionally guaranteed by each of the Company's subsidiaries and parent corporation. In addition, the Facility contains several financial covenants as defined therein, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, and a minimum consolidated fixed charge coverage ratio, as well as restrictions on capital expenditures, additional indebtedness, and the disposition of assets not in the ordinary course of business.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     The following are scheduled maturities of senior debt at December 31, 2002:

YEAR ENDING DECEMBER 31,                                      (IN THOUSANDS)
------------------------                                      --------------
2003........................................................     $  1,063
2004........................................................       13,040
2005........................................................       49,093
2006........................................................      114,111
2007........................................................       72,193
                                                                 --------
                                                                 $249,500
                                                                 ========

     To reduce its risk of greater interest expense because of floating-rate interest obligations under the Facility, the Company entered into three interest-rate swap agreements. One expired in 2001. The two remaining, with an aggregate notional amount of $250 million, expire in August ($140.0 million) and September ($110.0 million) of 2003. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. The fixed Eurodollar Rate applicable to the $250 notional amount was 5.60% at December 31, 2002 and 2001. The interest-rate swaps had negative a fair value of $3.7 million, net of tax, at December 31, 2002.

NOTE F -- SUBORDINATED NOTES PAYABLE

     Rent-A-Center East has $271.8 million, net of discount, of subordinated notes outstanding, maturing on August 15, 2008, including $100.0 million which were issued in December 2001 at 99.5% of par. The notes require semi-annual interest-only payments at 11%, and are guaranteed by Rent-A-Center (the "Parent") and certain of Rent-A-Center East's direct and wholly-owned subsidiaries, consisting of ColorTyme, Rent-A-Center West, Inc., Get It Now, Rent-A-Center Texas, L.L.C. and Rent-A-Center Texas, L.P. (collectively, the "Subsidiary Guarantors" and, together with the Parent, the "Guarantors"). The notes are redeemable at Rent-A-Center East's option, at any time on or after August 15, 2003, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. Upon a change of control, the holders of the subordinated notes have the right to require Rent-A-Center East to redeem the notes.

     The notes contain restrictive covenants, as defined therein, including a consolidated interest coverage ratio and limitations on incurring additional indebtedness, selling assets of the Subsidiary Guarantors, granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center East's assets.

     The Parent and the Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center East with respect to these notes. The only direct or indirect subsidiaries of the Parent that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center East in the form of loans, advances or dividends, except as provided by applicable law.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Set forth below is certain condensed consolidating financial information as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002. The financial information includes the Subsidiary Guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                    PARENT     RENT-A-CENTER   SUBSIDIARY    CONSOLIDATING
                                   COMPANY         EAST        GUARANTORS     ADJUSTMENTS      TOTALS
                                  ----------   -------------   -----------   -------------   ----------
                                                             (IN THOUSANDS)
DECEMBER 31, 2002
Merchandise inventory, net......  $       --    $  630,256      $  1,468       $      --     $  631,724
Intangible assets, net..........          --       400,327       343,525              --        743,852
Other assets....................     417,507       121,758        42,953        (341,742)       240,476
                                  ----------    ----------      --------       ---------     ----------
          Total assets..........  $  417,507    $1,152,341      $387,946       $(341,742)    $1,616,052
                                  ==========    ==========      ========       =========     ==========
Senior Debt.....................  $       --    $  249,500      $     --       $      --     $  249,500
Other liabilities...............          --       495,511        28,639              --        524,150
Preferred stock.................           2            --            --              --              2
Stockholder's equity............     417,505       407,330       359,307        (341,742)       842,400
                                  ----------    ----------      --------       ---------     ----------
          Total liabilities and
            equity..............  $  417,507    $1,152,341      $387,946       $(341,742)    $1,616,052
                                  ==========    ==========      ========       =========     ==========
DECEMBER 31, 2001
Merchandise inventory, net......  $  653,701    $       --      $     --       $      --     $  653,701
Intangible assets, net..........     367,271            --       343,825              --        711,096
Other assets....................     578,077            --        18,788        (341,742)       255,123
                                  ----------    ----------      --------       ---------     ----------
          Total assets..........  $1,599,049    $       --      $362,613       $(341,742)    $1,619,920
                                  ==========    ==========      ========       =========     ==========
Senior Debt.....................  $  428,000    $       --      $     --       $      --     $  428,000
Other liabilities...............     489,174            --         5,458              --        494,632
Preferred stock.................     291,910            --            --              --        291,910
Stockholder's equity............     389,965            --       357,155        (341,742)       405,378
                                  ----------    ----------      --------       ---------     ----------
          Total liabilities and
            equity..............  $1,599,049    $       --      $362,613       $(341,742)    $1,619,920
                                  ==========    ==========      ========       =========     ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                 PARENT     RENT-A-CENTER   SUBSIDIARY
                                                COMPANY         EAST        GUARANTORS     TOTAL
                                               ----------   -------------   ----------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
Total revenues...............................  $       --    $1,946,601      $63,443     $2,010,044
Direct store expenses........................          --     1,538,293        3,776      1,542,069
Other........................................          --       238,288       57,514        295,802
                                               ----------    ----------      -------     ----------
Net earnings.................................  $       --    $  170,020      $ 2,153     $  172,173
                                               ==========    ==========      =======     ==========
YEAR ENDED DECEMBER 31, 2001
Total revenues...............................  $1,749,060    $       --      $59,468     $1,808,528
Direct store expenses........................   1,435,138            --           --      1,435,138
Other........................................     243,266            --       63,907        307,173
                                               ----------    ----------      -------     ----------
Net earnings (loss)..........................  $   70,656    $       --      $(4,439)    $   66,217
                                               ==========    ==========      =======     ==========
YEAR ENDED DECEMBER 31, 2000
Total revenues...............................  $1,543,848    $       --      $57,766     $1,601,614
Direct store expenses........................   1,230,864            --           --      1,230,864
Other........................................     205,342            --       62,381        267,723
                                               ----------    ----------      -------     ----------
Net earnings (loss)..........................  $  107,642    $       --      $(4,615)    $  103,027
                                               ==========    ==========      =======     ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                 PARENT     RENT-A-CENTER   SUBSIDIARY
                                                 COMPANY        EAST        GUARANTORS     TOTAL
                                                ---------   -------------   ----------   ---------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
Net cash provided by operating activities.....  $      --     $ 288,843      $ 5,647     $ 294,490
                                                ---------     ---------      -------     ---------
Cash flows from investing activities
  Purchase of property assets.................         --       (36,895)        (701)      (37,596)
  Acquisitions of businesses..................         --       (59,504)          --       (59,504)
  Other.......................................         --           398           --           398
                                                ---------     ---------      -------     ---------
Net cash used in investing activities.........         --       (96,001)        (701)      (96,702)
Cash flows from financing activities
  Purchase of treasury stock..................         --       (65,565)          --       (65,565)
  Exercise of stock options...................         --        26,792           --        26,792
  Repayments of debt..........................         --      (178,500)          --      (178,500)
  Repurchase of senior subordinated notes, net
     of loss..................................         --        (2,750)          --        (2,750)
  Intercompany advances.......................         --         4,946       (4,946)           --
                                                ---------     ---------      -------     ---------
Net cash used in financing activities.........         --      (215,077)      (4,946)     (220,023)
                                                ---------     ---------      -------     ---------
Net decrease in cash and cash equivalents.....         --       (22,235)          --       (22,235)
Cash and cash equivalents at beginning of
  year........................................         --       107,958           --       107,958
                                                ---------     ---------      -------     ---------
Cash and cash equivalents at end of year......  $      --     $  85,723      $    --     $  85,723
                                                =========     =========      =======     =========
YEAR ENDED DECEMBER 31, 2001
Net cash provided by operating activities.....  $ 169,178     $      --      $ 6,552     $ 175,730
                                                ---------     ---------      -------     ---------
Cash flows from investing activities
  Purchase of property assets.................    (57,477)           --          (55)      (57,532)
  Acquisitions of businesses..................    (49,835)           --           --       (49,835)
  Other.......................................        706            --           --           706
                                                ---------     ---------      -------     ---------
Net cash used in investing activities.........   (106,606)           --          (55)     (106,661)
Cash flows from financing activities
  Purchase of treasury stock..................    (25,000)           --           --       (25,000)
  Exercise of stock options...................     20,317            --           --        20,317
  Repayments of debt..........................   (138,051)           --           --      (138,051)
  Proceeds from debt..........................     99,506            --           --        99,506
  Proceeds from issuance of common stock......     45,622            --           --        45,622
  Intercompany advances.......................      6,497            --       (6,497)           --
                                                ---------     ---------      -------     ---------
Net cash provided by (used in) financing
  activities..................................      8,891            --       (6,497)        2,394
                                                ---------     ---------      -------     ---------
Net increase in cash and cash equivalents.....     71,463            --           --        71,463
Cash and cash equivalents at beginning of
  year........................................     36,495            --           --        36,495
                                                ---------     ---------      -------     ---------
Cash and cash equivalents at end of year......  $ 107,958     $      --      $    --     $ 107,958
                                                =========     =========      =======     =========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                                 PARENT     RENT-A-CENTER   SUBSIDIARY
                                                 COMPANY        EAST        GUARANTORS     TOTAL
                                                ---------   -------------   ----------   ---------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Net cash provided by operating activities.....  $ 185,719     $      --      $ 5,844     $ 191,563
                                                ---------     ---------      -------     ---------
Cash flows from investing activities
  Purchase of property assets.................    (37,843)           --          (94)      (37,937)
  Acquisitions of businesses..................    (42,538)           --           --       (42,538)
  Other.......................................      1,403            --           --         1,403
                                                ---------     ---------      -------     ---------
Net cash used in investing activities.........    (78,978)           --          (94)      (79,072)
Cash flows from financing activities
  Proceeds from debt..........................    242,975            --           --       242,975
  Repayments of debt..........................   (349,084)           --           --      (349,084)
  Exercise of stock options...................      8,434            --           --         8,434
  Intercompany advances.......................      5,750            --       (5,750)           --
                                                ---------     ---------      -------     ---------
Net cash used in financing activities.........    (91,925)           --       (5,750)      (97,675)
                                                ---------     ---------      -------     ---------
Net decrease in cash and cash equivalents.....     14,816            --           --        14,816
Cash and cash equivalents at beginning of
  year........................................     21,679            --           --        21,679
                                                ---------     ---------      -------     ---------
Cash and cash equivalents at end of year......  $  36,495     $      --      $    --     $  36,495
                                                =========     =========      =======     =========

NOTE G -- ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Taxes other than income.....................................  $ 22,719   $ 19,071
Income taxes payable........................................        --      7,081
Accrued litigation costs....................................     1,667     59,044
Accrued insurance costs.....................................    49,883     36,634
Accrued interest payable....................................    13,684     10,618
Accrued compensation and other..............................    34,764     37,748
                                                              --------   --------
                                                              $122,717   $170,196
                                                              ========   ========

     Included in the $59.0 million of accrued litigation cost in 2001 is approximately $52.0 million related to the gender discrimination class action litigation settlements as more fully described in Note J.

NOTE H -- REDEEMABLE CONVERTIBLE VOTING PREFERRED STOCK

     In connection with the issuance of Rent-A-Center's Series A preferred stock in August 1998, Rent-A-Center entered into a registration rights agreement with affiliates of Apollo Management IV, L.P. ("Apollo") which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and an affiliate of Bear Stearns elected to participate in such registration. In connection therewith, Apollo and the affiliate of Bear

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Stearns converted 97,197 shares of Rent-A-Center's Series A preferred stock held by them into 3,500,000 shares of Rent-A-Center's common stock, which they sold in the May 2002 public offering that was the subject of Apollo's request. Rent-A-Center did not receive any of the proceeds from this offering.

     On August 5, 2002, the first date on which Rent-A-Center had the right to optionally redeem the shares of Series A preferred stock, the holders of Rent-A-Center's Series A preferred stock converted all but two shares of Rent-A-Center's Series A preferred stock held by them into 7,281,548 shares of Rent-A-Center's common stock. As a result, the dividend on Rent-A-Center's Series A preferred stock has been substantially eliminated for future periods.

     Rent-A-Center's Series A preferred stock is convertible, at any time, into shares of Rent-A-Center's common stock at a conversion price equal to $27.935 per share, and has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions may be made to holders of common stock until the holders of the Series A preferred stock have received the liquidation preference. Dividends accrue on a quarterly basis, at the rate of $37.50 per annum, per share. Rent-A-Center accounts for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. During 2002 and 2001, Rent-A-Center paid approximately $8.2 million and $10.7 million in Series A preferred dividends by issuing 8,151 and 10,678 shares of Series A preferred stock, respectively. At December 31, 2002 and 2001, Rent-A-Center had two and 292,434 shares, respectively, of its Series A preferred stock outstanding.

     Holders of the Series A preferred stock are entitled to two seats on Rent-A-Center's Board of Directors, and are entitled to vote on all matters presented to the holders of Rent-A-Center's common stock. The number of votes per Series A preferred share is equal to the number of votes associated with the underlying voting common stock into which the Series A preferred stock is convertible.

NOTE I -- INCOME TAXES

     The income tax provision reconciled to the tax computed at the statutory Federal rate is:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Tax at statutory rate.......................................  35.0%    35.0%    35.0%
State income taxes, net of federal benefit..................   4.6%     5.7%     5.5%
Effect of foreign operations, net of foreign tax credits....   0.1%     0.8%     0.2%
Goodwill amortization.......................................   0.0%     5.8%     5.0%
Other, net..................................................   0.4%    (0.4%)    1.3%
                                                              -----    -----    -----
Total.......................................................  40.1%    46.9%    47.0%
                                                              =====    =====    =====

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     The components of the income tax provision are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Current expense
  Federal..............................................  $ 11,211   $24,073   $ 6,099
  State................................................     9,625     8,795     5,637
  Foreign..............................................     1,855     1,865     1,894
                                                         --------   -------   -------
     Total current.....................................    22,691    34,733    13,630
                                                         --------   -------   -------
Deferred expense
  Federal..............................................    84,368    22,400    68,406
  State................................................     9,211     1,456     9,332
                                                         --------   -------   -------
     Total deferred....................................    93,579    23,856    77,738
                                                         --------   -------   -------
     Total.............................................  $116,270   $58,589   $91,368
                                                         ========   =======   =======

     Deferred tax assets and liabilities consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets
  State net operating loss carryforwards....................  $   1,698   $  2,656
  Accrued expenses..........................................         --   $ 49,187
  Intangible assets.........................................     11,115     17,561
  Property assets...........................................     22,791     23,393
  Other tax credit carryforwards............................         --      5,862
  Unrealized loss on interest rate swap agreements..........      2,537      3,872
                                                              ---------   --------
                                                                 38,141    102,531
Deferred tax liabilities
  Rental merchandise........................................    (70,085)   (93,759)
  Accrued expenses..........................................    (54,198)        --
                                                              ---------   --------
                                                               (124,283)   (93,759)
                                                              ---------   --------
     Net deferred taxes.....................................  $ (86,142)  $  8,772
                                                              =========   ========

     The Company has no alternative minimum tax credit carryforwards, but does have various state net operating loss carryforwards.

NOTE J -- COMMITMENTS AND CONTINGENCIES

     The Company leases its office and store facilities and most delivery vehicles. Rental expense was $138.0 million, $127.6 million and $105.6 million for 2002, 2001, and 2000, respectively. Future minimum

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
rental payments under operating leases with remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows:

YEAR ENDING
DECEMBER 31,                                                  (IN THOUSANDS)
------------                                                  --------------
2003........................................................     $128,535
2004........................................................      103,501
2005........................................................       77,545
2006........................................................       43,518
2007........................................................       16,502
Thereafter..................................................        3,459
                                                                 --------
                                                                 $373,060
                                                                 ========

     From time to time, Rent-A-Center, along with its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. Rent-A-Center is currently a party to the following material litigation:

     Colon v. Thorn Americas, Inc. In November 1997, the plaintiffs filed this statutory compliance class action lawsuit in New York alleging various statutory violations of New York consumer protection laws. The plaintiffs are seeking damages compensatory, punitive damages, interest, attorney's fees and certain injunctive relief. Although Rent-A-Center intends to vigorously defend itself in this action, the ultimate outcome cannot presently be determined, and there can be no assurance that Rent-A-Center will prevail without liability.

     Walker, et. al. v. Rent-A-Center, Inc. In January 2002, a putative class action was filed against Rent-A-Center and certain of its current and former officers alleging that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding Rent-A-Center's financial performance and prospects for the third and fourth quarters of 2001, as well as Sections 11, 12(a)(2) and 5 of the Securities Act of 1933 as a result of alleged misrepresentations and omissions in connection with an offering in May 2001. The complaint purports to be brought on behalf of all purchasers of Rent-A-Center's common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts. Rent-A-Center intends to vigorously defend itself in this matter. However, there can be no assurance that Rent-A-Center will prevail without liability.

     Gregory Griffin, et. al. v. Rent-A-Center, Inc. On June 25, 2002, a suit originally filed by Gregory Griffin in state court in Philadelphia, Pennsylvania was amended to seek relief both individually and on behalf of a class of customers in Pennsylvania, alleging that the Company violated the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The amended complaint asserts that the Company's rental purchase transactions are, in fact, retail installment sales transactions, and as such, are not governed by the Pennsylvania Rental-Purchase Agreement Act, which was enacted after the adoption of the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices Act. Griffin's suit seeks class-wide remedies, including injunctive relief, unspecified statutory, actual and treble damages, as well as attorney's fees and costs. The Company intends to vigorously defend itself in this case. However, the Company cannot assure you that it will be found to have no liability in this matter.

     State Wage and Hour Class Actions. On August 20, 2001, a putative class action was filed against the Company in state court in Multnomah County, Oregon entitled Rob Pucci, et. al. v. Rent-A-Center, Inc. alleging violations of Oregon state law regarding overtime, lunch and work breaks and failure to timely pay all wages due to Company employees in Oregon. The Company is subject to a similar suit pending in Clark County, Washington entitled Kevin Rose, et al. v. Rent-A-Center, Inc., et al. and two similar suits pending in

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Los Angeles, California entitled Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al. and Israel French, et al. v. Rent-A-Center, Inc., each of which allege similar violations of the wage and hour laws of those respective states. The Company intends to vigorously defend itself in these matters. However, given the early stage of these proceedings, there can be no assurance that the Company will prevail without liability.

     An adverse ruling in one or more of the aforementioned cases could have a material and adverse effect on the Company's consolidated financial statements.

     Wisconsin Attorney General Proceeding. In August 1999, the Wisconsin Attorney General filed suit against Rent-A-Center and its subsidiary ColorTyme in Wisconsin, alleging that its rent-to-rent transaction violates the Wisconsin Consumer Act and the Wisconsin Deceptive Advertising Statute. On November 12, 2002, Rent-A-Center and ColorTyme signed a settlement agreement for this suit with the Attorney General, which was approved by the court on the same day. Under the terms of the settlement, Rent-A-Center created a restitution fund in the amount of $7.0 million and paid $1.4 million to the state of Wisconsin for fines, penalties, costs and fees.

     Gender Discrimination Actions. In June 2002, the Company agreed to settle the Wilfong and Tennessee EEOC gender discrimination matters for an aggregate of $47.0 million, including attorneys fees. The settlement contemplated dismissal of the Bunch proceeding, a similar suit for gender discrimination pending in a separate federal district court, and provided for a separate $2.0 million dispute resolution fund for the Bunch plaintiffs, which was subsequently approved by the Bunch court. On October 4, 2002, the court in the Wilfong matter approved the settlement the Company had reached with the Wilfong plaintiffs and entered a final judgment. The Company funded the settlement as provided for in the settlement agreement in December 2002. As contemplated by the Wilfong settlement, the Tennessee EEOC action was dismissed in December 2002, and the Bunch matter will be dismissed in the near future.

     The Company is also involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     ColorTyme is a party to an agreement with Textron Financial Corporation, who provides $40.0 million in financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this on going agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. An additional $10.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Textron financing. Rent-A-Center guarantees the obligations of ColorTyme under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $50.0 million, of which $33.8 million was outstanding as of December 31, 2002. Mark E. Speese, Rent-A-Center's Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

NOTE K -- STOCK BASED COMPENSATION

     Rent-A-Center's long-term incentive plan (the "Plan") for the benefit of certain key employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the plan, 7,900,000 shares of Rent-A-Center's common stock are reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to employees under the Plan become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. There have been no

                      RENT-A-CENTER, INC. AND SUBSIDIARIES
grants of stock appreciation rights and all options have been granted with fixed prices. At December 31, 2002, there were 1,565,189 shares available for issuance under the Plan. However, pursuant to the terms of the Plan, when an optionee leaves the Company's employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company's employ terminate and become available for re-issuance under the Plan.

     Information with respect to stock option activity is as follows:

                                            2002                    2001                    2000
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                    ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year............................   3,957,940    $28.43     3,790,275    $24.32     3,590,038    $23.57
Granted...........................   1,393,375     47.43     2,219,000     33.83     1,782,500     24.40
Exercised.........................  (1,029,864)    25.96      (852,309)    23.10      (427,700)    21.34
Forfeited.........................    (870,375)    34.44    (1,199,026)    29.20    (1,154,563)    23.60
                                    ----------              ----------              ----------
Outstanding at end of year........   3,451,076    $35.32     3,957,940    $28.43     3,790,275    $24.32
                                    ==========              ==========              ==========
Options exercisable at end of
  year............................     852,763    $27.13       954,812    $24.14     1,097,961    $23.04
                                    ==========              ==========              ==========

     The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $29.10, $20.34, and $14.97, respectively, all of which were granted at market value. Information about stock options outstanding at December 31, 2002 is summarized as follows:

                                                             OPTIONS OUTSTANDING
                                              -------------------------------------------------
                                                            WEIGHTED AVERAGE
                                                NUMBER         REMAINING       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                      OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                      -----------   ----------------   ----------------
$3.34 to $6.67..............................      27,850       2.36 years           $ 6.67
$6.68 to $18.50.............................     172,205       6.56 years           $16.18
$18.51 to $28.50............................   1,291,138       8.02 years           $24.56
$28.51 to $33.88............................     679,433       8.28 years           $33.16
$33.89 to $49.05............................     405,950       8.42 years           $45.50
$49.06 to $61.78............................     874,500       9.54 years           $52.83
                                               ---------
                                               3,451,076
                                               =========

                                                                  OPTIONS EXERCISABLE
                                                             ------------------------------
                                                               NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                     EXERCISABLE    EXERCISE PRICE
------------------------                                     -----------   ----------------
$3.34 to $6.67.............................................     27,850          $ 6.67
$6.68 to $18.50............................................     78,705          $16.23
$18.51 to $28.50...........................................    512,450          $25.26
$28.51 to $33.88...........................................    152,933          $32.62
$33.89 to $49.05...........................................     80,825          $46.26
                                                               -------
                                                               852,763
                                                               =======

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     During 2001 and 2000, Rent-A-Center issued 12,500 and 25,000 options, respectively, to a non-employee for services. The options were valued at $168,378 and $65,000. No options were issued to non-employees during 2002. The expense related to these option agreements is recognized over the service period.

NOTE L -- EMPLOYEE BENEFIT PLAN

     Rent-A-Center sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 20% of their eligible compensation on a pre-tax basis, subject to limitations. Rent-A-Center may make discretionary matching contributions to the 401(k) plan. During 2002, 2001 and 2000, Rent-A-Center made matching cash contributions of $3.7 million, $3.3 million, and $2.5 million, respectively, which represents 50% of the employees' contributions to the 401(k) plan up to an amount not to exceed 4% of each employee's respective compensation. Since March 15, 2000, employees have been permitted to elect to purchase Rent-A-Center common stock as part of their 401(k) plan. As of December 31, 2002 and 2001, respectively, 14.0% and 10.8% of the total plan assets consisted of the Company's common stock.

NOTE M -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, senior debt, subordinated notes payable and interest rate swap agreements. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2002 and 2001, because of the short maturities of these instruments. The Company's senior debt is variable rate debt that reprices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2002, the fair value of the subordinated notes was $292.7 million, which is $20.9 million above their carrying value of $271.8 million. Information relating to the fair value of the Company's interest rate swap agreements is set forth in Note E.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTE N -- EARNINGS PER COMMON SHARE

     Summarized basic and diluted earnings per common share were calculated as follows:

                                                         NET EARNINGS     SHARES     PER SHARE
                                                        --------------   --------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2002
Basic earnings per common share.......................     $161,961       29,383       $5.51
Effect of dilutive stock options......................           --          495
Effect of preferred dividend..........................       10,212        6,468
                                                           --------       ------
Diluted earnings per common share.....................     $172,173       36,346       $4.74
                                                           ========       ======
YEAR ENDED DECEMBER 31, 2001
Basic earnings per common share.......................     $ 50,809       25,846       $1.97
Effect of dilutive stock options......................           --          908
Effect of preferred dividend..........................       15,408       10,325
                                                           --------       ------
Diluted earnings per common share.....................     $ 66,217       37,079       $1.79
                                                           ========       ======
YEAR ENDED DECEMBER 31, 2000
Basic earnings per common share.......................     $ 92,607       24,432       $3.79
Effect of dilutive stock options......................           --          433
Effect of preferred dividend..........................       10,420        9,947
                                                           --------       ------
Diluted earnings per common share.....................     $103,027       34,812       $2.96
                                                           ========       ======

     For 2002, 2001, and 2000, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 874,500, 628,000 and 1,485,118, respectively.

NOTE O -- UNAUDITED QUARTERLY DATA

     Summarized quarterly financial data for 2002 and 2001 is as follows:

                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2002
Revenues........................................   $498,610      $494,660      $494,561      $522,213
Operating profit................................     88,296        88,240        84,087        89,826
Net earnings....................................     43,563        41,943        41,449        45,218
Basic earnings per common share.................       1.57          1.48          1.24          1.29
Diluted earnings per common share...............       1.20          1.14          1.14          1.26

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001(1)
Revenues........................................   $439,702      $442,759      $447,074      $478,993
Operating profit................................     62,485        66,640        32,372        23,089
Net earnings....................................     24,998        27,545         9,974         3,700
Basic earnings per common share.................       0.83          0.88          0.27          0.01
Diluted earnings per common share...............       0.69          0.74          0.26          0.10

---------------

(1) Includes the effects of a pre-tax legal settlement of $52.0 million associated with a 2001 settlement of a class action lawsuit in the state of Missouri, Illinois and Tennessee.

NOTE P -- RELATED PARTY TRANSACTIONS

     On October 8, 2001, Rent-A-Center announced the retirement of J. Ernest Talley as its Chairman and Chief Executive Officer, and the appointment of Mark
E. Speese as its new Chairman and Chief Executive Officer. In connection with Mr. Talley's retirement, Rent-A-Center's Board of Directors approved the repurchase of $25.0 million worth of shares of its common stock beneficially held by Mr. Talley at a purchase price equal to the average closing price of its common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001, Rent-A-Center repurchased 493,632 shares of its common stock beneficially held by Mr. Talley at $20.258 per share for a total purchase price of $10.0 million, and on November 30, 2001, repurchased an additional 740,448 shares of its common stock beneficially held by Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. Rent-A-Center also had the option to repurchase all of the remaining 1,714,086 shares of its common stock beneficially held by Mr. Talley at $20.258 per share for $34.7 million by February 5, 2002. Rent-A-Center exercised this option on January 25, 2002 and repurchased the remaining shares on January 30, 2002.

     One of Rent-A-Center's directors serves as Vice Chairman of the Board of Directors of Intrust Bank, N.A., one of Rent-A-Center's lenders. Intrust Bank, N.A. was a $10.7 million participant in Rent-A-Center's senior credit facility as of December 31, 2002. Rent-A-Center also maintains a $10.0 million revolving line of credit with Intrust Bank, N.A. Although from time to time Rent-A-Center may draw funds from the revolving line of credit, no funds were advanced as of December 31, 2002. In addition, Intrust Bank, N.A. serves as trustee of Rent-A-Center's 401(k) plan.

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

     On August 5, 1998, affiliates of Apollo purchased $250.0 million of Rent-A-Center's Series A preferred stock. Under the terms of the Series A preferred stock, the holders of the Series A preferred stock have the right to elect two members of Rent-A-Center's Board of Directors. Apollo has voting control over 100% of the issued and outstanding Series A preferred stock. In addition, pursuant to the terms of a stockholders agreement entered into between Apollo, Rent-A-Center and Mark E. Speese, Apollo has the right to nominate a third person to Rent-A-Center's Board of Directors.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     In connection with the issuance of Rent-A-Center's Series A preferred stock in August 1998, Rent-A-Center entered into a registration rights agreement with Apollo which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and an affiliate of Bear Stearns elected to participate in such registration. In connection therewith, Apollo and the affiliate of Bear Stearns converted 97,197 shares of Rent-A-Center's Series A preferred stock held by them into 3,500,000 shares of Rent-A-Center's common stock, which they sold in the May 2002 public offering that was the subject of Apollo's request. Rent-A-Center did not receive any of the proceeds from this offering.

     On August 5, 2002, the first date on which Rent-A-Center had the right to optionally redeem the shares of Series A preferred stock, the holders of Rent-A-Center's Series A preferred stock converted all but two shares of the Company's Series A preferred stock held by them into 7,281,548 shares of Rent-A-Center's common stock. In connection with Apollo's conversion of all but two of the shares of Series A preferred stock held by them, Rent-A-Center granted Apollo an additional right to effect a demand registration under the existing registration rights agreement Rent-A-Center entered into with them in 1998, such that Apollo now has two demand rights.

NOTE Q -- SUBSEQUENT EVENT

     On February 8, 2003, the Company completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, the Company held back $10.0 million to pay for various indemnified liabilities and expenses, if any. The Company funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with the Company's existing store locations. The Company entered into this transaction seeing it as an opportunistic acquisition that would allow it to expand its store base in conjunction with the Company's strategic growth plans. The acquisition price was determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. The purchase price will be allocated to rental merchandise, property assets and various intangible accounts, which include goodwill, customer relationships and non-compete agreements. The Company is still assessing the value of the tangible assets and the Company is utilizing a third party to review the valuation of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The table below summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired:

                                                              ESTIMATED VALUES
                                                              ----------------
                                                               (IN THOUSANDS)
Inventory...................................................      $ 50,100
Property assets.............................................         3,200
Customer relationships......................................        11,500
Non-compete agreement.......................................           500
Goodwill....................................................        35,100
                                                                  --------
Total assets acquired.......................................      $100,400
                                                                  ========

     Customer relationships will be amortized over an 18 month period, the non-compete agreement is for four years and, in accordance with SFAS 142, the goodwill associated with the acquisition will not be amortized.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                               EXHIBIT DESCRIPTION
 -------                              -------------------
 2.1(1)     --    Agreement and Plan of Merger, dated as of December 30, 2002, but effective as of December 31, 2002, by and among
                  Rent-A-Center, Inc., Rent-A-Center Holdings, Inc. and RAC
                  Merger Sub, Inc.
 2.2*       --    Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and Rent-Way, Inc.,
                  Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P.
                  (Pursuant to the rules of the SEC, the schedules and
                  exhibits have been omitted. Upon the request of the SEC,
                  Rent-A-Center, Inc. will supplementally supply such
                  schedules and exhibits to the SEC.)
 2.3*       --    Letter Agreement, dated December 31, 2002
 2.4*       --    Letter Agreement, dated January 7, 2003
 2.5*       --    Letter Agreement, dated February 7, 2003
 2.6*       --    Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the
                  request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)
 2.7*       --    Letter Agreement, dated March 10, 2003 (Pursuant to the
                  rules of the SEC, the exhibit has been omitted. Upon the
                  request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)
 3.1(2)     --    Certificate of Incorporation of Rent-A-Center, Inc., as
                  amended
 3.2(3)     --    Amended and Restated Bylaws of Rent-A-Center, Inc.
 4.1(4)     --    Form of Certificate evidencing Common Stock
 4.2(5)     --    Certificate of Designations, Preferences and Relative Rights
                  and Limitations of Series A Preferred Stock of
                  Rent-A-Center, Inc. (formerly known as Rent-A-Center
                  Holdings, Inc.)
 4.3(6)     --    Form of Certificate evidencing Series A Preferred Stock
 4.4(7)     --    Indenture, dated as of December 19, 2001, by and among
                  Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and
                  Advantage Companies, Inc., as Subsidiary Guarantors, and The
                  Bank of New York, as Trustee
 4.5(8)     --    First Supplemental Indenture, dated as of May 1, 2002, by
                  and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage
                  Companies, Inc. and The Bank of New York, as Trustee
 4.6(9)     --    Second Supplemental Indenture, dated as of September 30,
                  2002, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                  Advantage Companies, Inc., Get It Now, LLC and The Bank of
                  New York, as Trustee
 4.7*       --    Amended and Restated Third Supplemental Indenture, dated as of December 31, 2002, by and among Rent-A-Center, Inc.,
                  Rent-A-Center Holdings, Inc., ColorTyme, Inc., Rent-A-Center
                  West, Inc. (formerly known as Advantage Companies, Inc.),
                  Get It Now, LLC, Rent-A-Center Texas, LP, Rent-A-Center
                  Texas, LLC and The Bank of New York, as Trustee
 4.8(10)    --    Form of 2001 Exchange Note
10.1(11)+   --    Amended and Restated Rent-A-Center, Inc. Long-Term Incentive
                  Plan
10.2*       --    Amended and Restated Credit Agreement, dated as of August 5,
                  1998, as amended and restated as of December 31, 2002, among
                  Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica
                  Bank, as Documentation Agent, Bank of America NA, as
                  Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent
10.3*       --    Guarantee and Collateral Agreement, dated as of August 5,
                  1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank
                  (formerly known as The Chase Manhattan Bank), as
                  Administrative Agent
10.4(12)    --    Amended and Restated Stockholders Agreement, dated as of
                  October 8, 2001, by and among Apollo Investment Fund IV,
                  L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley,
                  Mark E. Speese, Rent-A-Center, Inc., and certain other
                  persons

 EXHIBIT
 NUMBER                               EXHIBIT DESCRIPTION
 -------                              -------------------
10.5(13)    --    Second Amended and Restated Stockholders Agreement, dated as of August 5, 2002, by and among Apollo Investment Fund IV,
                  L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese,
                  Rent-A-Center, Inc., and certain other persons
10.6*       --    Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo Investment Fund
                  IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese,
                  Rent-A-Center, Inc., and certain other persons
10.7(14)    --    Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV,
                  L.P., and Apollo Overseas Partners IV, L.P., related to the
                  Series A Convertible Preferred Stock
10.8(15)    --    Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo
                  Investment Fund IV, L.P. and Apollo Overseas Partners IV,
                  L.P.
10.9*       --    Third Amendment to Registration Rights Agreement, dated as of December 31, 2002, by and among Rent-A-Center, Inc.,
                  Apollo Investment Fund IV, L.P. and Apollo Overseas Partners
                  IV, L.P.
10.10(16)   --    Common Stock Purchase Agreement, dated as of October 8,
                  2001, by and among J. Ernest Talley, Mary Ann Talley, the
                  Talley 1999 Trust and Rent-A-Center, Inc.
10.11(17)   --    Exchange and Registration Rights Agreement, dated December
                  19, 2001, by and among Rent-A-Center, Inc., ColorTyme, Inc.,
                  Advantage Companies, Inc., J.P. Morgan Securities, Inc.,
                  Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc.,
                  and Lehman Brothers, Inc.
10.12(18)   --    Amended and Restated Franchisee Financing Agreement, dated
                  March 27, 2002, by and between Textron Financial
                  Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.
10.13(19)   --    Franchisee Financing Agreement, dated April 30, 2002, but
                  effective as of June 28, 2002, by and between Texas Capital
                  Bank, National Association, ColorTyme, Inc. and
                  Rent-A-Center, Inc.
10.14(20)   --    First Amendment to Franchisee Financing Agreement, dated
                  July 23, 2002, by and between Textron Financial Corporation,
                  ColorTyme, Inc. and Rent-A-Center, Inc.
10.15(21)   --    Second Amendment to Franchisee Financing Agreement, dated
                  September 30, 2002, by and between Textron Financial
                  Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.
10.16*      --    Third Amendment to Franchisee Financing Agreement, dated
                  March 24, 2003, but effective as of December 31, 2002, by
                  and between Textron Financial Corporation, ColorTyme, Inc.
                  and Rent-A-Center, Inc.
21.1*       --    Subsidiaries of Rent-A-Center, Inc.
23.1*       --    Consent of Grant Thornton LLP
99.1*       --    Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Mark E. Speese
99.2*       --    Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Robert D. Davis

---------------

  *  Filed herewith.

  +  Management contract or company plan or arrangement

 (1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (2) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (3) Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (4) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 11, 1999

 (5) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

 (6) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 11, 1999

 (7) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

 (8) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

 (9) Incorporated herein by reference to Exhibit 4.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(10) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(11) Incorporated herein by reference to Exhibit 99.1 to the registrant's Post-Effective Amendment No. 1 to Form S-8 dated as of December 31, 2002

(12) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(13) Incorporated herein by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(14) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(15) Incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(16) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(17) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(18) Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(19) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(20) Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(21) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002