Form 10-Q
period 2003-03-31
RENT A CENTER INC DE
filed 2003-05-13
CIK 933036

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                  YES [X]  NO [ ]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

                                  YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2003:

               Class                                       Outstanding
--------------------------------------                   ----------------
Common stock, $.01 par value per share                      35,111,258

                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                      3

              Consolidated Statements of Earnings for the three months ended                              4
                  March 31, 2003 and 2002

              Consolidated Statements of Cash Flows for the three months ended                            5
                  March 31, 2003 and 2002

              Notes to Consolidated Financial Statements                                                  6

Item 2.       Management's Discussion and Analysis of Financial Condition                                14
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                  25

Item 4.       Controls and Procedures                                                                    25

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                          26

Item 6.       Exhibits and Reports on Form 8-K                                                           28

SIGNATURES

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,       DECEMBER 31,
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)                            2003              2002
                                                                     -----------      ------------
                                                                      UNAUDITED
                             ASSETS
    Cash and cash equivalents...................................     $  103,151        $   85,723
    Accounts receivable - trade.................................          9,447             5,922
    Prepaid expenses and other assets...........................         25,717            42,882
    Rental merchandise, net
      On rent...................................................        556,415           510,184
      Held for rent.............................................        136,909           121,540
    Property assets, net........................................        109,015           105,949
    Intangible assets, net......................................        788,964           743,852
                                                                     ----------       -----------

                                                                     $1,729,618        $1,616,052
                                                                     ==========       ===========
                           LIABILITIES
    Accounts payable - trade....................................     $   79,392        $   43,461
    Accrued liabilities.........................................        165,234           122,717
    Deferred income tax liability...............................         75,712            86,142
    Senior debt.................................................        249,500           249,500
    Subordinated notes payable, net of discount.................        271,849           271,830
                                                                     ----------       -----------
                                                                        841,687           773,650
COMMITMENTS AND CONTINGENCIES...................................             --                --
PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of
    placement costs, $.01 par value; 5,000,000 shares
    authorized; 2 shares issued and outstanding in 2003 and
    2002, respectively..........................................              2                 2

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 125,000,000 shares authorized;
      39,747,712 and 39,538,042 shares issued in 2003 and 2002,
      respectively..............................................            397               395
    Additional paid-in capital..................................        539,339           532,675
    Accumulated comprehensive loss..............................         (2,351)           (3,726)
    Retained earnings...........................................        479,547           428,621
    Treasury stock, 4,875,269 and 4,599,269 shares at cost in
      2003 and 2002, respectively...............................       (129,003)         (115,565)
                                                                     ----------       -----------
                                                                        887,929           842,400
                                                                     ----------       -----------

                                                                     $1,729,618        $1,616,052
                                                                     ==========       ===========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               2003               2002
                                                                 ---------          ---------
                                                                           UNAUDITED
Revenues
  Store
     Rentals and fees ......................................     $ 493,419          $ 443,705
     Installment sales .....................................         6,045                 --
     Merchandise sales .....................................        52,664             39,605
     Other .................................................           715                614
  Franchise
     Merchandise sales .....................................        12,072             13,253
     Royalty income and fees ...............................         1,491              1,433
                                                                 ---------          ---------
                                                                   566,406            498,610
Operating expenses
  Direct store expenses
     Depreciation of rental merchandise ....................       106,660             92,223
     Cost of installment sales .............................         3,231                 --
     Cost of merchandise sold ..............................        36,548             26,982
     Salaries and other expenses ...........................       292,496            262,619
  Franchise cost of merchandise sold .......................        11,551             12,653
                                                                 ---------          ---------
                                                                   450,486            394,477

  General and administrative expenses ......................        16,756             15,117
  Amortization of intangibles ..............................         2,873                720
                                                                 ---------          ---------

        Total operating expenses ...........................       470,115            410,314

        Operating profit ...................................        96,291             88,296

Interest expense ...........................................        13,523             15,798
Interest income ............................................          (771)              (723)
                                                                 ---------          ---------

        Earnings before income taxes .......................        83,539             73,221

Income tax expense .........................................        32,580             29,658
                                                                 ---------          ---------
        NET EARNINGS .......................................        50,959             43,563

Preferred dividends ........................................            --              4,992
                                                                 ---------          ---------

Net earnings allocable to common stockholders ..............     $  50,959          $  38,571
                                                                 =========          =========

Basic earnings per common share ............................     $    1.46          $    1.57
                                                                 =========          =========

Diluted earnings per common share ..........................     $    1.42          $    1.20
                                                                 =========          =========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
(IN THOUSANDS OF DOLLARS)                                                2003               2002
                                                                       ---------          ---------
                                                                                UNAUDITED
Cash flows from operating activities
   Net earnings ....................................................   $  50,959          $  43,563
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation of rental merchandise ............................     106,660             92,223
     Depreciation of property assets ...............................      10,120              9,466
     Amortization of intangibles ...................................       2,873                720
     Amortization of financing fees ................................         262                690
     Deferred income taxes .........................................     (10,430)            12,076
   Changes in operating assets and liabilities, net of effects of acquisitions
     Rental merchandise ............................................    (117,896)           (93,826)
     Accounts receivable - trade ...................................      (3,525)            (1,144)
     Prepaid expenses and other assets .............................      15,422             (3,435)
     Accounts payable - trade ......................................      35,931             15,468
     Accrued liabilities ...........................................      34,414             20,530
                                                                       ---------          ---------
        Net cash provided by operating activities ..................     124,790             96,331
Cash flows from investing activities
   Purchase of property assets .....................................      (9,245)            (8,100)
   Proceeds from sale of property assets............................         223                374
   Acquisitions of businesses, net of cash acquired ................     (91,065)            (3,549)
                                                                       ---------          ---------
        Net cash used in investing activities ......................    (100,087)           (11,275)
Cash flows from financing activities
   Purchase of treasury stock ......................................     (13,438)           (34,724)
   Exercise of stock options .......................................       6,163              8,974
                                                                       ---------          ---------
        Net cash used in financing activities ......................      (7,275)           (25,750)

        NET INCREASE IN CASH AND CASH EQUIVALENTS ..................      17,428             59,306

Cash and cash equivalents at beginning of period ...................      85,723            107,958
                                                                       ---------          ---------
Cash and cash equivalents at end of period .........................   $ 103,151          $ 167,264
                                                                       =========          =========

Supplemental cash flow information
   Cash paid during the year for:
     Interest ......................................................   $  20,839          $  18,585
     Income taxes ..................................................   $   2,569          $   2,018

         During the first quarter of 2003, the Company paid dividends on its Series A preferred stock of approximately $20.00 in cash. During the first quarter of 2002, the Company paid dividends on its Series A preferred stock of approximately $2.8 million by issuing 2,764 shares of Series A preferred stock.

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. Principles of Consolidation and Nature of Operations. Unless the context indicates otherwise, references to "Rent-A-Center" refer only to Rent-A-Center, Inc., the parent, and references to "we," "us" and "our" refer to the consolidated business operations of Rent-A-Center and all of its direct and indirect subsidiaries. These financial statements include the accounts of Rent-A-Center and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     At March 31, 2003, we operated 2,542 company-owned stores nationwide and in Puerto Rico, including 23 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name "Get It Now." Rent-A-Center's primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

     ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2003, ColorTyme had 317 franchised stores operating in 40 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme's primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues is generated primarily from royalties based on franchisees' monthly gross revenues.

3.   Reconciliation of Rental Merchandise.

                                                            THREE MONTHS ENDED        THREE MONTHS ENDED
                                                              MARCH 31, 2003            MARCH 31, 2002
                                                            ------------------        ------------------
Beginning merchandise value..........................         $     631,724              $    653,701
Inventory additions through acquisitions.............                50,364                     1,240
Purchases............................................               172,500                   137,893
Depreciation of rental merchandise...................              (106,660)                  (92,223)
Cost of goods sold...................................               (39,779)                  (26,982)
Skips and stolens....................................               (10,469)                  (12,107)
Other inventory deletions(1).........................                (4,356)                   (4,978)
                                                              -------------              ------------

Ending merchandise value.............................         $     693,324              $    656,544
                                                              =============              ============

---------------

(1) Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

4.   Intangibles.

     Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements. Effective January 1, 2002, under SFAS 142 all goodwill and intangible assets with indefinite lives are no longer subject to amortization. We conducted our transition test in 2002, which showed no impairment of our goodwill.

     Intangibles consist of the following (in thousands):

                                                     MARCH 31, 2003                DECEMBER 31, 2002
                                              ---------------------------     --------------------------
                                     AVG.        GROSS                          GROSS
                                    LIFE       CARRYING      ACCUMULATED      CARRYING     ACCUMULATED
                                   (YEARS)      AMOUNT       AMORTIZATION      AMOUNT      AMORTIZATION
                                   -------    ----------     ------------     ---------    ------------
Amortizable intangible assets
    Franchise network                 10      $    3,000       $   2,025      $   3,000      $   1,950
    Non-compete agreements......       5           6,010           1,670          1,510          1,444
    Customer relationships......     1.5          20,694           8,938         12,706          6,365
Intangible assets not subject
to amortization
    Goodwill....................                 871,055          99,162        835,557         99,162
                                              ----------       ---------      ---------      ---------
Total intangibles                             $  900,759       $ 111,795      $ 852,773      $ 108,921
                                              ==========       =========      =========      =========

     The remaining estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

                         ESTIMATED
                    AMORTIZATION EXPENSE
                    ---------------------
                       (IN THOUSANDS)
2003........          $       9,201
2004........                  5,074
2005........                  1,427
2006........                  1,275
2007........                     94
                      -------------
Total.......          $      17,071
                      =============

     Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

Balance as of January 1, 2003             $  736,395
   Additions during first quarter             35,498
                                          ----------
Balance as of March 31, 2003              $  771,893
                                          ==========

5.   Stock Based Compensation.

     Rent-A-Center's Amended and Restated Long-Term Incentive Plan (the "Plan") for the benefit of certain key employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the plan, 7,900,000 shares of Rent-A-Center's common stock are reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to five years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At March 31, 2003, there were 1,345,314 shares available for issuance under the Plan. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company's employ terminate and become available for re-issuance under the Plan.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

     Rent-A-Center accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if Rent-A-Center had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                              -------------------------------------
                                                                                  2003                     2002
                                                                              ----------                 ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings allocable to common stockholders
As reported.......................................................            $ 50,959                   $  38,571
  Deduct: Total stock-based employee compensation under fair value
  based method for all awards, net of related tax expense.........               3,704                       2,823
                                                                              --------                   ---------
Pro forma.........................................................            $ 47,255                   $  35,748
                                                                              ========                   =========
Basic earnings per common share
As reported.......................................................            $   1.46                   $    1.57
Pro forma.........................................................            $   1.35                   $    1.46

Diluted earnings per common share
As reported.......................................................            $   1.42                   $    1.20
Pro forma.........................................................            $   1.32                   $    1.12

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 55.2% and 56.7% and risk-free interest rates of 3.7% and 5.1% in 2003 and 2002, respectively, no dividend yield and expected lives of seven years.

6.   Earnings Per Share.

     Basic and diluted earnings per common share is computed based on the following information:

                                                                THREE MONTHS ENDED MARCH 31, 2003
                                                        ----------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   NET EARNINGS          SHARES         PER SHARE
                                                        ------------         --------        ---------
Basic earnings per common share....................      $   50,959           34,896          $   1.46
Effect of dilutive stock options...................              --            1,040
Assumed conversion of convertible
 Preferred stock...................................              --               --
                                                         ----------           ------
Diluted earnings per common share..................      $   50,959           35,936          $   1.42
                                                         ==========           =======         ========

                                                                THREE MONTHS ENDED MARCH 31, 2002
                                                        ----------------------------------------------
                                                        NET EARNINGS           SHARES        PER SHARE
                                                        ------------           ------        ---------
Basic earnings per common share....................      $   38,571            24,515         $   1.57
Effect of dilutive stock options...................              --             1,239
Assumed conversion of convertible
 Preferred stock...................................           4,992            10,567
                                                         ----------            ------
Diluted earnings per common share..................      $   43,563            36,321         $   1.20
                                                         ==========            ======         ========

     For the three months ended March 31, 2003 and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 932,000 and 577,000, respectively.

     Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We accounted for shares of preferred stock distributed as dividends in-kind in 2002 at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. In 2003, we began paying dividends on our Series A preferred stock in cash and paid approximately $20.00 in the first quarter of 2003.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

7.   Subsidiary Guarantors.

     At March 31, 2003, Rent-A-Center East, one of our subsidiaries, had $271.8 million, net of discount, of 11% senior subordinated notes outstanding, maturing on August 15, 2008, including $100.0 million which were issued in December 2001 at 99.5% of par. The notes require semi-annual interest-only payments at 11%, and are guaranteed by Rent-A-Center and certain of Rent-A-Center East's direct and indirect wholly-owned subsidiaries, consisting of ColorTyme, Rent-A-Center West, Inc., Get It Now, Rent-A-Center Texas, L.L.C. and Rent-A-Center Texas, L.P. (collectively, the "Subsidiary Guarantors" and, together with Rent-A-Center, the "Guarantors"). The notes are redeemable at Rent-A-Center East's option, at any time on or after August 15, 2003, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. Upon a change of control, the holders of the subordinated notes have the right to require Rent-A-Center East to redeem the notes.

     The notes contain restrictive covenants, as defined therein, including a consolidated interest coverage ratio and limitations on incurring additional indebtedness, selling assets of the Subsidiary Guarantors, granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center East's assets.

     Rent-A-Center and the Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center East with respect to these notes. The only direct or indirect subsidiaries of Rent-A-Center that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center East in the form of loans, advances or dividends, except as provided by applicable law.

     On May 6, 2003, Rent-A-Center East repurchased approximately $182.5 million of its outstanding 11% senior subordinated notes pursuant to the early tender provision of its tender offer announced in April 2003. Rent-A-Center East currently intends to optionally redeem the remaining 11% senior subordinated notes outstanding on August 15, 2003 pursuant to the terms of the underlying indenture. See "Recent Developments" discussed later in this report.

     Set forth below is certain condensed consolidating financial information as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002. The financial information includes the Subsidiary Guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                              PARENT       RENT-A-CENTER     SUBSIDIARY      CONSOLIDATING
                                              COMPANY           EAST          GUARANTORS       ADJUSTMENTS      TOTALS
                                             ---------     -------------     ----------      -------------   ----------
                                                                          (IN THOUSANDS)
MARCH 31, 2003 (UNAUDITED)

Rental merchandise, net.................     $      --      $   503,387      $  189,937      $          --   $  693,324
Intangible assets, net..................            --          355,221         433,743                 --      788,964
Other assets............................       423,825          127,871          37,376           (341,742)     247,330
                                             ---------      -----------      ----------      -------------   ----------
          Total assets..................     $ 423,825      $   986,479      $  661,056      $    (341,742)  $1,729,618
                                             =========      ===========      ==========      =============   ==========
Senior debt.............................     $      --      $   249,500      $       --      $          --   $  249,500
Other liabilities.......................            --          386,920         205,267                 --      592,187
Preferred stock.........................             2               --              --                 --            2
Stockholders' equity....................       423,823          350,059         455,789           (341,742)     887,929
                                             ---------      -----------      ----------      -------------   ----------
          Total liabilities and equity..     $ 423,825      $   986,479      $  661,056      $    (341,742)  $1,729,618
                                             =========      ===========      ==========      =============   ==========
DECEMBER 31, 2002

Rental merchandise, net.................     $      --      $   630,256      $    1,468      $          --   $  631,724
Intangible assets, net..................            --          400,327         343,525                 --      743,852
Other assets............................       417,507          121,758          42,953           (341,742)     240,476
                                             ---------      -----------      ----------      -------------   ----------
          Total assets..................     $ 417,507      $ 1,152,341      $  387,946      $    (341,742)  $1,616,052
                                             =========      ===========      ==========      =============   ==========
Senior debt.............................     $      --      $   249,500      $       --      $          --   $  249,500
Other liabilities.......................            --          495,511          28,639                 --      524,150
Preferred stock.........................             2               --              --                 --            2
Stockholders' equity....................       417,505          407,330         359,307           (341,742)     842,400
                                             ---------      -----------      ----------      -------------   ----------
          Total liabilities and equity..     $ 417,507      $ 1,152,341      $  387,946      $    (341,742)  $1,616,052
                                             =========      ===========      ==========      =============   ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                              PARENT       RENT-A-CENTER      SUBSIDIARY
                                                              COMPANY           EAST          GUARANTORS      TOTAL
                                                             ---------     -------------      -----------   ---------
                                                                                     (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

Total revenues......................................         $      --      $   400,263       $  166,143    $ 566,406
Direct store expenses...............................                --          297,466          141,469      438,935
Other expenses......................................                --           50,274           26,238       76,512
                                                             ---------      -----------       ----------    ---------
Net earnings (loss).................................         $      --      $    52,523       $   (1,564)   $  50,959
                                                             =========      ===========       ==========    =========

THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

Total revenues......................................         $ 483,924      $        --       $   14,686    $ 498,610
Direct store expenses...............................           381,824               --               --      381,824
Other expenses......................................            60,570               --           12,653       73,223
                                                             ---------      -----------       ----------    ---------
Net earnings........................................         $  41,530      $        --       $    2,033    $  43,563
                                                             =========      ===========       ==========    =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              PARENT         RENT-A-CENTER     SUBSIDIARY
                                                              COMPANY            EAST          GUARANTORS       TOTAL
                                                             ---------       -------------     ----------     ---------
THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

Net cash provided by operating activities............        $      --        $    89,864       $  34,926     $ 124,790
                                                             ---------        -----------       ---------     ---------
Cash flows from investing activities
  Purchase of property assets........................               --             (6,730)         (2,515)       (9,245)
  Acquisitions of businesses, net of cash acquired...               --            (60,504)        (30,561)      (91,065)
  Other..............................................               --                163              60           223
                                                             ---------        -----------       ---------     ---------
Net cash used in investing activities................               --            (67,071)        (33,016)     (100,087)

Cash flows from financing activities
  Purchase of treasury stock.........................          (13,438)                --              --       (13,438)
  Exercise of stock options..........................            6,163                 --              --         6,163
  Intercompany advances..............................            7,275             (5,365)         (1,910)           --
                                                             ---------        -----------      ----------     ---------
Net cash used in financing activities................               --             (5,365)         (1,910)       (7,275)
                                                             ---------        -----------      ----------     ---------
Net increase in cash and cash equivalents............               --             17,428              --        17,428
                                                             ---------        -----------      ----------     ---------
Cash and cash equivalents at beginning of period.....               --             85,723              --        85,723
                                                             ---------        -----------      ----------     ---------
Cash and cash equivalents at end of period...........        $      --        $   103,151       $      --     $ 103,151
                                                             =========        ===========      ==========     =========

THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

Net cash provided by operating activities............        $  96,052        $        --       $     279     $  96,331
                                                             ---------        -----------      ----------     ---------
Cash flows from investing activities
  Purchase of property assets........................           (8,811)                --             711        (8,100)
  Acquisitions of businesses, net of cash acquired...           (3,549)                --              --        (3,549)
  Other..............................................              374                 --              --           374
                                                             ---------        -----------      ----------     ---------
Net cash provided by (used in) investing activities..          (11,986)                --             711       (11,275)

Cash flows from financing activities
  Purchase of treasury stock.........................          (34,724)                --              --       (34,724)
  Exercise of stock options..........................            8,974                 --              --         8,974
  Intercompany advances..............................              990                 --            (990)           --
                                                             ---------        -----------      ----------     ---------
Net cash used in financing activities................          (24,760)                --            (990)      (25,750)
                                                             ---------        -----------      ----------     ---------
Net increase in cash and cash equivalents............           59,306                 --              --        59,306
                                                             ---------        -----------      ----------     ---------
Cash and cash equivalents at beginning of period.....          107,958                 --              --       107,958
                                                             ---------        -----------      ----------     ---------
Cash and cash equivalents at end of period...........        $ 167,264        $        --       $      --     $ 167,264
                                                             =========        ===========      ==========     =========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

8.   Comprehensive Income.

     Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                      (IN THOUSANDS)
                                                                                 2003              2002
                                                                               ---------        ----------
Net earnings..............................................................     $  50,959        $   43,563
Other comprehensive income:
     Unrealized gain on derivatives held as cash flow hedges:
         Change in unrealized gain during period..........................         3,986             4,010
         Reclassification adjustment for loss included in net earnings....        (2,611)           (2,230)
                                                                               ---------        ----------
             Other comprehensive income...................................         1,375             1,780
                                                                               ---------        ----------
Comprehensive income......................................................     $  52,334        $   45,343
                                                                               =========        ==========

9.   Common and Preferred Stock Transactions.

     Purchase of Treasury Stock. In connection with the retirement of J. Ernest Talley, our former Chairman of the Board and Chief Executive Officer, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock beneficially held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share and a minimum of $20.00 per share. Under this formula, the purchase price for the repurchase was calculated at $20.258 per share. Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock beneficially held by Mr. Talley at $20.258 per share for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock beneficially held by Mr. Talley at $20.258 per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock beneficially held by Mr. Talley at $20.258 per share. We repurchased those remaining shares on January 30, 2002.

     In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. Through March 31, 2003, we have repurchased approximately 937,000 shares of our common stock under this program for approximately $44.3 million, 276,000 shares of which were purchased in the quarter ended March 31, 2003 for approximately $13.5 million. We have suspended our common stock repurchase program pending the consummation of our recently announced equity tender offer. See "Note 11" discussed later in this report. However, we may begin repurchasing shares of our common stock at any time after the tenth business day following the termination of the equity tender offer.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

10.  Significant Acquisitions.

     On February 8, 2003, we completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, we held back $10.0 million to pay for various indemnified liabilities and expenses, if any. We funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with our existing store locations. We entered into this transaction seeing it as an opportunistic acquisition that would allow us to expand our store base in conjunction with our strategic growth plans. The acquisition price was determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. We utilized a third party to review the valuation of certain intangible assets, which resulted in a $4.0 million decrease in the values assigned to customer relationships and a $4.0 million increase in the value placed on the non-compete agreement as compared to our original estimates as disclosed in our 2002 annual report on Form 10-K. The table below summarizes the allocation of the purchase price based on the fair values of the assets acquired:

                                              FAIR VALUES
                                             (IN THOUSANDS)
                                             -------------
Inventory.............................         $  50,100
Property assets.......................             4,300
Customer relationships................             7,900
Non-compete agreement.................             4,500
Goodwill..............................            33,600
                                               ---------
Total assets acquired.................         $ 100,400
                                               =========

     Customer relationships will be amortized over an 18 month period. The non-compete agreement is for four years and, in accordance with SFAS 142, the goodwill associated with the acquisition will not be amortized.

11.  Subsequent Events.

     Stock Repurchase Program. On April 28, 2003, we announced the commencement of a tender offer to purchase up to 2.2 million shares of our common stock at prices between $60 and $66 per share pursuant to a modified "Dutch Auction." The tender offer will expire at 5:00 p.m., New York City time, on June 5, 2003, unless extended. We also announced, on April 25, 2003, that we have entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Apollo) which provides for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate beneficial ownership from approximately 20.03% to 19.00% on an issued and outstanding basis. Apollo will not be obligated to sell any shares under this agreement unless it would be entitled to sell at least 666,667 shares in reaching the 19.00% ownership level. Approximately 950,000 shares must be validly tendered by stockholders participating in the tender offer in order to result in Apollo selling at least 666,667 shares. The per share purchase price payable pursuant to this agreement will be equal to the per share purchase price of our common stock set in the tender offer. We will repurchase the shares from Apollo on the eleventh business day following the successful completion of the tender offer. The tender offer is not conditioned on the tender of any minimum number of shares.

     Senior Subordinated Notes. On April 23, 2003, we announced Rent-A-Center East's tender offer for all of its $272.25 million 11% Senior Subordinated Notes due 2008. This tender offer is scheduled to expire at 12:00 midnight, New York City time, on Tuesday, May 20, 2003. On May 6, 2003, Rent-A-Center East repurchased approximately $182.5 million principal amount of 11% senior subordinated notes pursuant to the early tender provisions of the tender offer. Rent-A-Center East currently intends to optionally redeem on August 15, 2003, in accordance with the terms of the underlying indenture, all of the 11% senior subordinated notes then outstanding at the applicable redemption price. This statement of intent shall not constitute a notice of redemption under the underlying indenture. Such notice, if made, will only be made in accordance with the applicable provisions of the underlying indenture. Furthermore, under the terms of our existing senior credit facility, we are required to redeem our 11% senior subordinated notes no later than August 15, 2003.

     On May 6, 2003, we issued an additional $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, the proceeds of which were to be used to fund the repurchase and redemption of the 11% senior subordinated notes.

     Senior Debt Refinancing. We recently announced that we anticipate refinancing our existing senior debt by entering into a new $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and the right to obtain an additional term loan of up to $80.0 million. We anticipate that the terms of the new senior credit facility will, among other things, permit us to repurchase up to approximately an additional $200.0 million of our common stock.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

12.  Guarantees.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. We have applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002, and have adopted the quarterly disclosure provisions of FIN 45 for the quarter ended March 31, 2003. The adoption of FIN 45 did not have a material impact to our results of operations, financial condition or cash flows.

     We provide assurance to our insurance providers that if they are not be able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. One of our letters of credit is renewed automatically every year unless we notify the institution not to renew. The other letter of credit expires in August 2003, but is automatically renewed each year for a one year period unless the institution notifies us prior to the applicable expiration date that they elect not to renew the letter of credit for such additional one year period.

     At March 31, 2003, we had $85.7 million to support our outstanding letters of credit. Of the $85.7 million, $80.0 million is supported by our Tranche D LC Facility. Under this Tranche D LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the Tranche D LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested Tranche D LC loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar Rate plus 2.80%, with the entire amount of the Tranche D LC Facility due on December 31, 2007. The remaining $5.7 million reduces the amount available under our $120.0 million revolving facility.

     ColorTyme is a party to an agreement with Textron Financial Corporation, who provides $40.0 million in financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this on going agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. An additional $10.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Textron financing. Rent-A-Center guarantees the obligations of ColorTyme under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $50.0 million, of which $31.8 million was outstanding as of March 31, 2003. Mark E. Speese, Rent-A-Center's Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "would", "expect," "intend," "could", "estimate," "should," "anticipate" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

-    uncertainties regarding the ability to open new stores;

-    our ability to acquire additional rent-to-own stores on favorable terms;

- our ability to enhance the performance of these acquired stores, including the stores acquired in the Rent-Way acquisition;

-    our ability to control store level costs;

-    our ability to realize benefits from our margin enhancement initiatives;

-    the results of our litigation;

-    the passage of legislation adversely affecting the rent-to-own industry;

-    interest rates;

-    changes in the credit markets;

- our ability to enter into a new senior credit agreement containing terms acceptable to us;

-    our ability to collect on our rental purchase agreements;

-    our ability to effectively hedge interest rates on our outstanding debt;

-    changes in our effective tax rate;

- factors that may restrict our ability to redeem our outstanding 11% senior subordinated notes on August 15, 2003, including our financial situation at that time;

- changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

-    the other risks detailed from time to time in our SEC reports.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2002. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 31% market share based on store count. At March 31, 2003, we operated 2,542 company-owned stores nationwide and in Puerto Rico, including 23 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name "Get It Now." Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2003, ColorTyme had 317 franchised stores in 40 states, 305 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

We plan to accomplish our future growth through selective and opportunistic acquisitions, with an emphasis on new store development. Typically, a newly opened store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $450,000, with roughly 70% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future or as to the number, location or profitability thereof.

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

RECENT DEVELOPMENTS

Store Growth. We are actively seeking to increase our store base and annual revenues and profits through opportunistic acquisitions and new store openings. On February 8, 2003, we acquired substantially all of the assets of 295 stores located throughout the United States from Rent-Way, Inc. and certain of its subsidiaries for approximately $100.4 million in cash. Of the 295 stores, 176 were merged with existing locations. Furthermore, during the first quarter of 2003, we acquired one additional store, accounts from two additional locations, opened 20 new stores, and closed five stores. All of the closed stores were merged with existing store locations. The additional store and acquired accounts were the result of three separate transactions for an aggregate price of approximately $700,000 in cash. As of May 9, 2003, we have acquired three additional stores, accounts from four additional locations and opened nine new stores during the second quarter of 2003. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

Stock Repurchase Program. On March 19, 2003, our Board of Directors increased the amount of repurchases of our outstanding common stock authorized under our common stock repurchase program from $50.0 million to $100.0 million. During the first quarter of 2003, we repurchased approximately $13.5 million of our common stock under the common stock repurchase program. We have suspended our common stock repurchase program pending the consummation of our recently announced equity tender offer discussed below. However, we may begin repurchasing shares of our common stock at any time after the tenth business day following the termination of the equity tender offer.

On April 28, 2003, we announced the commencement of a tender offer to purchase up to 2.2 million shares of our common stock at prices between $60 and $66 per share pursuant to a modified "Dutch Auction." The tender offer will expire at 5:00 p.m., New York City time, on June 5, 2003, unless extended. We also announced on April 25, 2003, that we have entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provides for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate beneficial ownership from approximately 20.03% to 19.00% on an issued and outstanding basis. Apollo will not be obligated to sell any shares under this agreement unless it would be entitled to sell at least 666,667 shares in reaching the 19.00% ownership level. Approximately 950,000 shares must be validly tendered by stockholders participating in the tender offer in order to result in Apollo selling at least 666,667 shares. The per share purchase price payable pursuant to this agreement will be equal to the per share purchase price of our common stock set in the tender offer. We will repurchase the shares from Apollo on the eleventh business day following the successful completion of the tender offer. The tender offer is not conditioned on the tender of any minimum number of shares.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Senior Subordinated Notes. On April 23, 2003, we announced Rent-A-Center East's tender offer for all of its $272.25 million 11% Senior Subordinated Notes due 2008. This tender offer is scheduled to expire at 12:00 midnight, New York City time, on Tuesday, May 20, 2003. On May 6, 2003, Rent-A-Center East repurchased approximately $182.5 million principal amount of 11% senior subordinated notes pursuant to the early tender provisions of the tender offer. Rent-A-Center East currently intends to optionally redeem on August 15, 2003, in accordance with the terms of the underlying indenture, all of the 11% senior subordinated notes then outstanding at the applicable redemption price. This statement of intent shall not constitute a notice of redemption under the underlying indenture. Such notice, if made, will only be made in accordance with the applicable provisions of the underlying indenture. Furthermore, under the terms of our existing senior credit facility, we are required to redeem our 11% senior subordinated notes no later than August 15, 2003.

On May 6, 2003, we issued an additional $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, the proceeds of which were to be used to fund the repurchase and redemption of the 11% senior subordinated notes.

Senior Debt Refinancing. We recently announced that we anticipate refinancing our existing senior debt by entering into a new $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and the right to obtain an additional term loan of up to $80.0 million. We anticipate that the terms of the new senior credit facility will, among other things, permit us to repurchase up to approximately an additional $200.0 million of our common stock.

CRITICAL ACCOUNTING POLICIES INVOLVING CRITICAL ESTIMATES, UNCERTAINTIES OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

In preparing our financial statements at any point in time, we are also periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. As discussed in
Part II, Item 1 "Legal Proceedings" and the notes to our consolidated financial statements included in our Annual Report on Form 10-K, we are involved in actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. We, together with our counsel, make estimates, if determinable, of our probable liabilities and record such amounts in our consolidated financial statements. These estimates represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to liabilities to reflect current facts and circumstances.

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

Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements resulting from acquisitions. Effective January 1, 2002, under SFAS 142 all goodwill and intangible assets with indefinite lives are no longer subject to amortization.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Store Revenue. Total store revenue increased by $68.9 million, or 14.2%, to $552.8 million for the three months ended March 31, 2003 from $483.9 million for the three months ended March 31, 2002. The increase in total store revenue is primarily attributable to growth in same store revenues, an increase in cash sales and early purchase options as well as incremental revenues related to the acquisition of 295 Rent-Way stores on February 8, 2003.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending March 31, 2003 and 2002. Same store revenues increased by $25.6 million, or 6.2%, to $439.1 million for the three months ended March 31, 2003 from $413.5 million in 2002. The increase in same store revenues was primarily attributable to an increase in the number of customers served (approximately 404 per day per store for 2003 vs. approximately 403 per day per store for 2002 in same stores open), as well as total revenue earned per customer including all rentals, fees and cash sales (approximately $562 per customer for the quarter ending March 31, 2003 versus approximately $532 per customer for the quarter ending March 31, 2002). Merchandise sales increased $13.1 million, or 33%, to $52.7 million for 2003 from $39.6 million in 2002. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the first quarter of 2003 (approximately 317,975) from the number of items sold in 2002 (approximately 258,063). This increase in the number of items sold in 2003 versus the same period in 2002 was primarily the result of an increase in the amount of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue decreased by $1.1 million, or 7.7%, to $13.6 million for the three months ended March 31, 2003 from $14.7 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of a decrease in the number of franchised locations in the first quarter of 2003 as compared to the first quarter of 2002.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $14.4 million, or 15.7%, to $106.7 million for the three months ended March 31, 2003 from $92.2 million in 2002. Depreciation of rental merchandise expressed as a percent of store rentals and fees revenue increased to 21.6% in 2003 from 20.8% for the same period in 2002. These increases were primarily attributable to an increase in rental and fee revenue, pricing and term changes put into place in late 2001 and higher depreciation associated with the recently acquired Rent-Way inventory.

Cost of Merchandise Sold. Cost of merchandise sold increased by $9.6 million, or 35.5%, to $36.5 million for the three months ended March 31, 2003 from $27.0 million in 2002. This increase was primarily a result of an increase in the number of items sold during the first three months of 2003 as compared to the first three months of 2002, as well as the additional sales of inventory gained through the acquisition of 295 Rent-Way stores.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 52.9% for the three months ended March 31, 2003 from 54.3% for the three months ended March 31, 2002. This decrease was primarily attributable to an increase in store revenues in the first quarter of 2003 as compared to 2002 coupled with the continued improvements seen in the realization of our margin enhancement initiatives and reductions in store level costs.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.1, or 8.7%, to $11.6 million for the three months ended March 31, 2003 from $12.7 million in 2002. This decrease was primarily attributable to a decrease in the number of franchised locations in the first quarter of 2003 as compared to the first quarter of 2002.

General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue remained relatively constant at 3.0% for the three months ending March 31, 2003 and 2002, respectively.

Amortization of Intangibles. Amortization of intangibles increased by $2.2 million, or 299.0%, to $2.9 million for the three months ended March 31, 2003 from $720,000 for the three months ended March 31, 2002. This increase was attributable to the Rent-Way acquisition and the number of acquisitions made during the later part of 2002 versus 2001. The result of those prior year acquisitions is a higher amortization of intangibles in the first quarter of 2003 versus 2002.

Operating Profit. Operating profit increased by $8.0 million, or 9.1%, to $96.3 million for the three months ended March 31, 2003 from $88.3 million in 2002. Operating profit as a percentage of total revenue decreased to 17.0% for the three months ended March 31, 2003, from 17.7% in 2002. This decrease was primarily attributable to the increases in depreciation of rental merchandise and amortization of intangibles during the first quarter of 2003 versus 2002, as well as the effect of the Rent-Way acquisition.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Net Earnings. Net earnings increased by $7.4 million, or 17.0%, to $51.0 million for the three months ended March 31, 2003 from $43.6 million in 2002. This increase is primarily attributable to growth in total revenues, reduced interest expenses resulting from a reduction in outstanding debt and the improvements seen in salaries and other expenses under our cost control programs.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. Preferred dividends decreased by $5.0 million, or nearly 100%, for the three months ended March 31, 2003, primarily due to the conversion of all but two shares of outstanding Series A preferred stock in August 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased by $28.5 million to $124.8 million for the three months ending March 31, 2003 from $96.3 million in 2002. This increase resulted primarily from an increase in net earnings, accounts payable and accrued liabilities during the first three months of 2003 compared to 2002, offset by increased purchases of inventory.

Cash used in investing activities increased by $88.8 million to $100.1 million during the three month period ending March 31, 2003 from $11.3 million in 2002. This increase is primarily attributable to the acquisition of 295 stores from Rent-Way.

Cash used in financing activities decreased by $18.5 million to $7.3 million during the three month period ending March 31, 2003 from $25.8 million in 2002. This decrease is a result of the difference between our purchase of $34.7 million in treasury stock in the first quarter of 2002 as compared to $13.4 million during the first quarter of 2003, offset by fewer proceeds from options exercised in 2003 as compared to 2002.

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

We believe that the cash flow generated from operations, together with amounts available under our existing senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation and our store expansion programs during 2003. Our existing revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $130.0 million, of which $124.3 million was available at May 9, 2003. At May 9, 2003, we had $162.6 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

Our existing senior credit facility and the indentures governing our senior subordinated notes contain certain change in control provisions. A change in control would result in an event of default under our existing senior credit facilities, and, pursuant to the underlying indentures, would also require us to offer to repurchase all of our senior subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Provisions of our existing senior credit facility would prohibit the repurchase of all of our senior subordinated notes. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the senior subordinated notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will increase by approximately $60.0 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005.

Rental Merchandise Purchases. We purchased $172.5 million and $137.9 million of rental merchandise during the three month periods ending March 31, 2003 and 2002, respectively.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $9.2 million and $8.1 million on capital expenditures during the three month periods ending March 31, 2003 and 2002, respectively, and expect to spend approximately $31.0 million for the remainder of 2003.

Acquisitions and New Store Openings. For the first three months of 2003, we spent approximately $101.1 million on acquiring stores and accounts of which $100.4 million was for the Rent-Way acquisition. For the entire year ending December 31, 2003, we intend to add approximately 5% to 10% to our store base by opening approximately 80 new store locations as well as continuing to pursue opportunistic acquisitions.

The profitability of our stores tends to grow at a slower rate approximately five years from the time we open or acquire them. As a result, in order for us to show improvements in our profitability, it is important for us to continue to open stores in new locations or acquire under-performing stores on favorable terms. There can be no assurance that we will be able to acquire or open new stores at the rates we expect, or at all. We cannot assure you that the stores we do acquire or open will be profitable at the same levels that our current stores are, or at all.

Borrowings. The table below shows the scheduled maturity dates of our existing senior debt outstanding at March 31, 2003.

PERIOD (YEAR) ENDING
    DECEMBER 31,            (IN THOUSANDS)
--------------------        --------------
         2003.......           $   1,063
         2004.......              13,040
         2005.......              49,093
         2006.......             114,111
         2007.......              72,193
Thereafter..........                  --
                               ---------
                               $ 249,500
                               =========

Since March 31, 2003 we have prepaid an additional $24.5 million of our existing senior debt during the second quarter.

Senior Credit Facilities. Our existing senior credit facilities are provided by a syndicate of banks and other financial institutions led by JPMorgan Chase Bank, as administrative agent. At March 31, 2003, we had a total of $249.5 million outstanding under our existing senior credit facility related to our term loans and $114.3 million of availability under the revolving credit line portion of our existing senior credit facility.

Under our $80.0 million Tranche D LC Facility, in the event that a letter of credit is drawn upon, we have the right to either repay the Tranche D LC Facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested Tranche D LC Facility loan accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar base rate plus 2.80%, with the entire amount of the Tranche D LC Facility due on December 31, 2007.

Borrowings under our existing senior credit facilities bear interest at varying rates equal to 1.50% to 3.00% over the Eurodollar rate, which was 1.30% at March 31, 2003. We also have a prime rate option under the facilities, but have not exercised it to date. For the quarter ended March 31, 2003, the average effective rate on outstanding borrowings under our existing senior credit facilities was 4.80%, before considering the interest rate swap agreements as described below, and 9.04%, after giving effect to the interest rate swap agreements in effect during the first quarter of 2003.

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

Our existing senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property and real property. Our existing senior credit facilities are also secured by a pledge of the capital stock of our subsidiaries.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Our existing senior credit facilities contain covenants, including without limitation, covenants that generally limit our ability to:

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

     -   make capital expenditures; or

     -   enter into a new line of business.

Our existing senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At March 31, 2003, the maximum consolidated leverage ratio was 3.00:1, the minimum consolidated interest coverage ratio was 3.50:1, and the minimum fixed charge coverage ratio was 1.30:1. On that date, our actual ratios were 1.22:1, 6.78:1 and 2.70:1, respectively. In addition, we are required to use 25% of the net proceeds from any equity offering to repay our term loans.

Events of default under our existing senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facilities would occur if we undergo a change of control. This is defined to include the case where a third party becomes the beneficial owner of 33.33% or more of our voting stock or certain changes in our Board of Directors occur.

We recently announced that we anticipate refinancing our existing senior credit facilities by entering into a new $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and the right to obtain an additional term loan of up to $80.0 million. We anticipate the terms of the new senior credit facility will, among other things, permit us to repurchase up to approximately an additional $200.0 million of our common stock.

11% Senior Subordinated Notes. As of March 31, 2003, Rent-A-Center East had outstanding $272.25 million in 11% senior subordinated notes pursuant to an indenture dated as of December 19, 2001 among Rent-A-Center East, its subsidiary guarantors and The Bank of New York, as trustee.

The 2001 indenture contains covenants that limit Rent-A-Center East's ability to:

     -   incur additional debt;

     -   sell assets or our subsidiaries;

     -   grant liens to third parties;

     -   pay dividends or repurchase stock; and

     -   engage in a merger or sell substantially all of our assets.

Events of default under the 2001 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

On April 23, 2003, we announced Rent-A-Center East's tender offer for all of its $272.25 million 11% senior subordinated notes. This tender offer is scheduled to expire at 12:00 midnight, New York City time, on Tuesday, May 20, 2003. On May 6, 2003, Rent-A-Center East repurchased approximately $182.5 million principal amount of 11% senior subordinated notes pursuant to the early tender provisions of the tender offer. Rent-A-Center East currently intends to optionally redeem on August 15, 2003, in accordance with the terms of the 2001 indenture, all of the 11% senior subordinated notes then outstanding at the applicable redemption price. This statement of intent shall not constitute a notice of redemption under the underlying indenture. Such notice, if made, will only be made in accordance with the applicable provisions of the underlying indenture.

7 1/2% Senior Subordinated Notes. On May 6, 2003, we issued an additional $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering are to be used to fund the repurchase and redemption of the 11% senior subordinated notes.

The 2003 indenture contains covenants that limit Rent-A-Center's ability to:

-    incur additional debt;

-    sell assets or our subsidiaries;

-    grant liens to third parties;

-    pay dividends or repurchase stock; and

-    engage in a merger or sell substantially all of our assets.

Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million. It is also an event of default under the 2003 indenture if we fail to purchase or redeem all of the 11% senior subordinated notes by August 30, 2003.

The 7 1/2% notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The 7 1/2% subordinated notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. If we do not comply with this repurchase obligation, this would trigger an event of default under our existing senior credit facilities.

Store Leases. We lease space for all of our stores as well as our corporate and regional offices under operating leases expiring at various times through 2010.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Textron Financial Corporation, who generally provides $40.0 million in aggregate financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. An additional $10.0 million of financing is provided by Texas Capital Bank, National Association under an arrangement similar to the Textron financing. We guarantee the obligations of ColorTyme under these agreements up to a maximum amount of $50.0 million, of which $31.8 million was outstanding as of March 31, 2003. Mark E. Speese, our Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of March 31, 2003, we have paid approximately $124.5 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations.

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

Sales of Equity Securities. During 1998, we issued 260,000 shares of our Series A preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our Series A preferred stock accrue on a quarterly basis at the rate of 3.75%, or $37.50 per annum. Prior to the conversion of all but two shares of our Series A preferred stock in August 2002, we paid these dividends in additional shares of Series A preferred stock because of restrictive provisions in our senior credit facilities. We have the ability to pay the dividends in cash and may do so under our existing senior credit facilities so long as we are not in default.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2003:

                                                                         PAYMENTS DUE BY YEAR END
   Contractual Cash Obligations(1)         TOTAL       2003        2004        2005        2006         2007    2008 AND THEREAFTER
   -------------------------------         -----       ----        ----        ----        ----         ----    -------------------
                                                           (IN THOUSANDS)
Existing Senior Credit Facilities
   (including current portion).......   $  249,500   $  1,063   $  13,040   $  49,093    $114,111     $ 72,193        $     --
11% Senior Subordinated
    Notes (2)........................      436,961     14,974      29,948      29,948      29,948       29,948         302,195
Operating Leases.....................      395,076    127,258     110,057      83,764      47,877       21,158           4,962
-------------------------------------   ----------   --------   ---------   ---------    --------     --------        --------
Total                                   $1,081,537   $143,295   $ 153,045   $ 162,805    $191,936     $123,299        $307,157

------------------------
(1) Excludes transactions which have occurred since March 31, 2003, including the repurchase of approximately $182.5 million of 11% Notes pursuant to the tender offer, obligations under the ColorTyme guarantee, the change in control and acceleration provisions under the senior credit facilities, and the optional redemption, change in control and acceleration provisions under the indentures governing Rent-A-Center East's subordinated notes.

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

In April 2000, we announced that our board of directors had authorized a program to repurchase in the open market up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. Through March 31, 2003, we have repurchased approximately 937,000 shares of our common stock under this program for approximately $44.3 million, 276,000 shares of which were purchased in the quarter ended March 31, 2003 for approximately $13.5 million. We have suspended our common stock repurchase program pending the consummation of our recently announced equity tender offer. See "Recent Developments" discussed previously in this report. However, we may begin repurchasing shares of our common stock at any time after the tenth business day following the termination of the equity tender offer.

On April 28, 2003, we announced the commencement of a tender offer to purchase up to 2.2 million shares of our common stock at prices between $60 and $66 per share pursuant to a modified "Dutch Auction." The tender offer will expire at 5:00pm, New York City time, on June 5, 2003, unless extended. We also announced that we have entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provides for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate beneficial ownership from approximately 20.03% to 19.00% on an issued and outstanding basis. Apollo will not be obligated to sell any shares under this agreement unless it would be entitled to sell at least 666,667 shares in reaching the 19.00% ownership level. Approximately 950,000 shares must be validly tendered by stockholders participating in the tender offer in order to result in Apollo selling at least 666,667 shares. The per share purchase price payable pursuant to this agreement will be equal to the per share purchase price of our common stock set in the tender offer. We will repurchase the shares from Apollo on the eleventh business day following the successful completion of the tender offer. The tender offer is not conditioned on the tender of any minimum number of shares.

Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of March 31, 2003, we had $272.25 million in subordinated notes outstanding at a fixed interest rate of 11.0% and $249.5 million in term loans outstanding at interest rates indexed to the LIBOR rate. The subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the subordinated notes at March 31, 2003 was $292.7 million, which is $20.9 million above their carrying value. Unlike the subordinated notes, the $249.5 million in term loans have variable interest rates indexed to current LIBOR rates. Because the variable rate structure exposes us to the risk of increased interest cost if interest rates rise, in 1998 we entered into $500.0 million in interest rate swap agreements that lock in a LIBOR rate of 5.59%, thus hedging this risk. Of the $500.0 million in agreements, $250.0 million expired in September 2001 and the remaining $250.0 million will expire in 2003, of which $140.0 million will expire on August 5, 2003 and the remaining $110.0 million will expire on September 5, 2003. The swap agreements had an aggregate negative fair value of $4.2 million and $7.3 million at March 31, 2003 and 2002, respectively. A hypothetical 1.0% change in the LIBOR rate would have affected the fair value of the swaps by approximately $300,000.

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

The proposed class includes all New York residents who were party to our rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff's claims based on the alleged failure to disclose an effective interest rate. The plaintiff's other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff's class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff's requested certification. The opinion grants certification as to all of the plaintiff's claims except the plaintiff's pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court's opinion, and accordingly, the court granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff's specific claims. Both proposed orders were submitted to the court on March 27, 2003. A hearing has been scheduled before the court for May 30, 2003 to determine the form of order to be entered. Regardless of the determination of the final certification order by the court, we intend to pursue an interlocutory appeal of the court's certification order.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On February 7, 2003, we, along with certain officer and director defendants, filed a motion to dismiss the matter as well as a motion to transfer venue. In addition, our outside directors named in the matter separately filed a motion to dismiss the Securities Act claims on statute of limitations grounds. On February 19, 2003, the underwriter defendants also filed a motion to dismiss the matter. The plaintiffs filed response briefs to these motions, and our response to these response briefs is due on May 21, 2003. The court has scheduled a hearing for June 26, 2003 to hear each of these motions.

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

In July 2002, we filed preliminary objections to the complaint in Griffin. On December 13, 2002, the court granted our preliminary objections and dismissed the plaintiffs' claims. On January 6, 2003, the plaintiffs filed a notice of appeal. The plaintiffs' appeal brief was filed on May 9, 2003. We believe the plaintiffs' claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

State Wage and Hour Class Actions. On August 20, 2001, a putative class action was filed against us in state court in Multnomah County, Oregon entitled Rob Pucci, et. al. v. Rent-A-Center, Inc. alleging violations of Oregon state law regarding overtime, lunch and work breaks and failure to timely pay all wages due our Oregon employees, as well as contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. As of March 31, 2003, we operated 19 stores in Oregon. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of "time and a half," but stated that the plaintiffs may recover "straight-time" to the

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims and granted plaintiff's motion for class certification with respect to the remaining claims. We strongly disagree with the court's rulings against our positions and have requested that the court grant us interlocutory appeal on those matters. Our request for interlocutory appeal is currently pending before the Court. Although we believe the claims remaining in this case are without merit, we cannot assure you we will be found to have no liability in this matter.

We are subject to a similar suit pending in Clark County, Washington entitled Kevin Rose, et al. v. Rent-A-Center, Inc., et al. and two similar suits pending in Los Angeles, California entitled Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al. and Israel French, et al. v. Rent-A-Center, Inc., each of which allege similar violations of the wage and hour laws of those respective states. As of March 31, 2003, we operated 41 stores in Washington and 151 stores in California. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in two of the three similar suits. On March 24, 2003, the Burdusis court denied the plaintiffs' motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court's denial of class certification in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. Although the wage and hour laws and class certification procedures of Oregon, Washington and California contain certain differences that could cause differences in the outcome of the pending litigation in these states, we believe the claims of the purported classes involved in each are without merit. We cannot assure you, however, that we will be found to have no liability in these matters.

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

Date: May 13, 2003

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

Date: May 13, 2003
                                          /s/ Mark E. Speese
                                        ----------------------------------------
                                        Mark E. Speese
                                        Chairman of the Board
                                        and Chief Executive Officer

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

Date: May 13, 2003

                                        /s/ Robert D. Davis
                                        ----------------------------------------
                                        Robert D. Davis
                                        Senior Vice President-Finance, Treasurer
                                        and Chief Financial Officer

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION

2.1(1) -- Agreement and Plan of Merger, dated as of December 30, 2002, but effective as of December 31, 2002, by and among Rent-A-Center, Inc., Rent-A-Center Holdings, Inc. and RAC Merger Sub, Inc.

2.2(2) -- Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and Rent-Way, Inc., Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

2.3(3)      -- Letter Agreement, dated December 31, 2002

2.4(4)      -- Letter Agreement, dated January 7, 2003

2.5(5)      -- Letter Agreement, dated February 7, 2003

2.6(6) -- Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)

2.7(7) -- Letter Agreement, dated March 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)

3.1(8)      -- Certificate of Incorporation of Rent-A-Center, Inc., as amended

3.2(9)      -- Amended and Restated Bylaws of Rent-A-Center, Inc.

4.1(10)     -- Form of Certificate evidencing Common Stock

4.2(11) -- Certificate of Designations, Preferences and Relative Rights and Limitations of Series A Preferred Stock of Rent-A-Center, Inc. (formerly known as Rent-A-Center Holdings, Inc.)

4.3(12)     -- Form of Certificate evidencing Series A Preferred Stock

4.4(13) -- Indenture, dated as of December 19, 2001, by and among Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and Advantage Companies, Inc., as Subsidiary Guarantors, and The Bank of New York, as Trustee

4.5(14) -- First Supplemental Indenture, dated as of May 1, 2002, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage Companies, Inc. and The Bank of New York, as Trustee

4.6(15) -- Second Supplemental Indenture, dated as of September 30, 2002, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage Companies, Inc., Get It Now, LLC and The Bank of New York, as Trustee

4.7(16) -- Amended and Restated Third Supplemental Indenture, dated as of December 31, 2002, by and among Rent-A-Center, Inc., Rent-A-Center Holdings, Inc., ColorTyme, Inc., Rent-A-Center West, Inc. (formerly known as Advantage Companies, Inc.), Get It Now, LLC, Rent-A-Center Texas, LP, Rent-A-Center Texas, LLC and The Bank of New York, as Trustee

4.8(17)     -- Form of 2001 Exchange Note

4.9* -- Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee

10.1(18)+   -- Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan

10.2(19) -- Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.3* -- First Amendment, dated as of April 22, 2003, to the Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.4(20) -- Guarantee and Collateral Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

EXHIBIT
NUMBER                               EXHIBIT DESCRIPTION

            Administrative Agent

10.5(21) -- Amended and Restated Stockholders Agreement, dated as of October 8, 2001, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.6(22) -- Second Amended and Restated Stockholders Agreement, dated as of August 5, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.7(23) -- Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.8(24) -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series A Convertible Preferred Stock

10.9(25) -- Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.10(26)   -- Third Amendment to Registration Rights Agreement, dated as of
            December 31, 2002, by and among Rent-A-Center, Inc., Apollo
            Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.11(27)   -- Common Stock Purchase Agreement, dated as of October 8, 2001, by and among J. Ernest Talley, Mary Ann Talley, the Talley 1999 Trust and Rent-A-Center, Inc.

10.12(28)   -- Exchange and Registration Rights Agreement, dated December 19,
            2001, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage
            Companies, Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co.
            Incorporated, Bear, Stearns & Co. Inc., and Lehman Brothers, Inc.

10.13(29)   -- Amended and Restated Franchisee Financing Agreement, dated March
            27, 2002, by and between Textron Financial Corporation, ColorTyme,
            Inc. and Rent-A-Center, Inc.

10.14(30)   -- Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.15(31)   -- First Amendment to Franchisee Financing Agreement, dated July 23,
            2002, by and between Textron Financial Corporation, ColorTyme, Inc.
            and Rent-A-Center, Inc.

10.16(32)   -- Second Amendment to Franchisee Financing Agreement, dated
            September 30, 2002, by and between Textron Financial Corporation,
            ColorTyme, Inc. and Rent-A-Center, Inc.

10.17(33)   -- Third Amendment to Franchisee Financing Agreement, dated March
            24, 2003, but effective as of December 31, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center,
            Inc.

10.18* -- Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc. (Pursuant to the rules of the SEC, the schedules and annexes have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and annexes to the SEC.)

10.19* -- Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers

10.20(34)   -- Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
            IV, L.P. and Rent-A-Center, Inc.

21.1(35)    -- Subsidiaries of Rent-A-Center, Inc.

99.1* -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

99.2* -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert
            D. Davis

-------------
* Filed herewith.

+ Management contract or company plan or arrangement

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

(1) Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(2) Incorporated herein by reference to Exhibit 2.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(3) Incorporated herein by reference to Exhibit 2.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(4) Incorporated herein by reference to Exhibit 2.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(5) Incorporated herein by reference to Exhibit 2.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(6) Incorporated herein by reference to Exhibit 2.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(7) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(8) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(9) Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Form S-4 filed on January 11, 1999

(11) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(12) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement Form S-4 filed on January 11, 1999

(13) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(14) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(15) Incorporated herein by reference to Exhibit 4.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(16) Incorporated herein by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(17) Incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(18) Incorporated herein by reference to Exhibit 99.1 to the registrant's Post-Effective Amendment No.1 to Form S-8 dated as of December 31, 2002

(19) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(20) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

(21) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(22) Incorporated herein by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(23) Incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(24) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(25) Incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(26) Incorporated herein by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(27) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(28) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(29) Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(30) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(31) Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(32) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(33) Incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(34) Incorporated herein by reference to Exhibit 99(d)(1) to the registrant's Schedule TO filed on April 28, 2003

(35) Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002