Form 10-Q
period 2003-06-30
RENT A CENTER INC DE
filed 2003-08-05
CIK 933036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2003:


               Class                                              Outstanding
--------------------------------------                        ------------------
Common stock, $.01 par value per share                            32,851,721

                                TABLE OF CONTENTS


                                                                                                        PAGE NO.
                                                                                                        --------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                          3

              Consolidated Statements of Earnings for the six months ended
                  June 30, 2003 and 2002                                                                     4

              Consolidated Statements of Earnings for the three months ended
                  June 30, 2003 and 2002                                                                     5

              Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2003 and 2002                                                                     6

              Notes to Consolidated Financial Statements                                                     8

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                 18

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     29

Item 4.       Controls and Procedures                                                                       30

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             30

Item 4.       Submission of Matters to a Vote of Security Holders                                           33

Item 6.       Exhibits and Reports on Form 8-K                                                              33


SIGNATURES

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             2003             2002
                                                                                          -----------      -----------
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)                                               UNAUDITED

                                     ASSETS
    Cash and cash equivalents .......................................................     $   248,250      $    85,723
    Accounts receivable - trade .....................................................           9,864            5,922
    Prepaid expenses and other assets ...............................................          34,726           42,882
    Rental merchandise, net
      On rent .......................................................................         530,985          510,184
      Held for rent .................................................................         145,345          121,540
    Property assets, net ............................................................         111,674          105,949
    Intangible assets, net ..........................................................         789,433          743,852
                                                                                          -----------      -----------
                                                                                          $ 1,870,277      $ 1,616,052
                                                                                          ===========      ===========

                                  LIABILITIES
    Accounts payable - trade ........................................................     $    58,222      $    43,461
    Accrued liabilities .............................................................         128,230          122,717
    Deferred income tax liability ...................................................          86,433           86,142
    Senior debt .....................................................................         400,000          249,500
    Subordinated notes payable, net of discount .....................................         384,455          271,830
                                                                                          -----------      -----------
                                                                                            1,057,340          773,650

COMMITMENTS AND CONTINGENCIES .......................................................              --               --

PREFERRED STOCK
    Redeemable convertible voting preferred stock, net of placement costs, $.01 par value; 5,000,000 shares authorized; 2 shares issued and outstanding in
    2003 and 2002, respectively .....................................................               2                2

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 125,000,000 shares authorized;
      40,112,332 and 39,538,042 shares issued in 2003 and 2002,
      respectively ..................................................................             401              395
    Additional paid-in capital ......................................................         555,896          532,675
    Accumulated comprehensive loss ..................................................              --           (3,726)
    Retained earnings ...............................................................         514,848          428,621
    Treasury stock, 6,645,229 and 4,599,269 shares at cost in
        2003 and 2002, respectively .................................................        (258,210)        (115,565)
                                                                                          -----------      -----------
                                                                                              812,935          842,400
                                                                                          -----------      -----------
                                                                                          $ 1,870,277      $ 1,616,052
                                                                                          ===========      ===========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------
                                                           2003             2002
                                                       -----------      -----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           UNAUDITED
Revenues
  Store
     Rentals and fees ............................     $   997,771      $   899,854
     Merchandise sales ...........................          85,192           63,599
     Installment sales ...........................          10,790               --
     Other .......................................           1,527            1,181
  Franchise
     Merchandise sales ...........................          21,333           25,739
     Royalty income and fees .....................           3,053            2,897
                                                       -----------      -----------
                                                         1,119,666          993,270


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise ..........         216,001          186,577
     Cost of merchandise sold ....................          60,783           44,479
     Cost of installment sales ...................           5,321               --
     Salaries and other expenses .................         584,222          527,097
  Franchise cost of merchandise sold .............          20,497           24,537
                                                       -----------      -----------
                                                           886,824          782,690

  General and administrative expenses ............          33,144           32,402
  Amortization of intangibles ....................           6,169            1,642
                                                       -----------      -----------

        Total operating expenses .................         926,137          816,734

        Operating profit .........................         193,529          176,536

Non-recurring finance charge .....................          27,748            2,909
Interest expense .................................          26,593           31,355
Interest income ..................................          (1,979)          (1,428)
                                                       -----------      -----------

        Earnings before income taxes .............         141,167          143,700

Income tax expense ...............................          54,908           58,194
                                                       -----------      -----------

        NET EARNINGS .............................          86,259           85,506

Preferred dividends ..............................              --            8,890
                                                       -----------      -----------

Net earnings allocable to common stockholders ....     $    86,259      $    76,616
                                                       ===========      ===========

Basic earnings per common share ..................     $      2.47      $      3.05
                                                       ===========      ===========

Diluted earnings per common share ................     $      2.39      $      2.34
                                                       ===========      ===========


           See accompanying notes to consolidated financial statements

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                            THREE MONTHS ENDED JUNE 30,
                                                           ----------------------------
                                                             2003               2002
                                                           ---------          ---------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               UNAUDITED
Revenues
  Store
     Rentals and fees ............................         $ 504,352          $ 456,149
     Merchandise sales ...........................            32,528             23,994
     Installment sales ...........................             4,745                 --
     Other .......................................               812                567
  Franchise
     Merchandise sales ...........................             9,261             12,486
     Royalty income and fees .....................             1,562              1,464
                                                           ---------          ---------
                                                             553,260            494,660


Operating expenses
  Direct store expenses
     Depreciation of rental merchandise ..........           109,341             94,354
     Cost of merchandise sold ....................            24,235             17,497
     Cost of installment sales ...................             2,090                 --
     Salaries and other expenses .................           291,726            264,478
  Franchise cost of merchandise sold .............             8,946             11,884
                                                           ---------          ---------
                                                             436,338            388,213

  General and administrative expenses ............            16,388             17,285
  Amortization of intangibles ....................             3,296                922
                                                           ---------          ---------

        Total operating expenses .................           456,022            406,420

        Operating profit .........................            97,238             88,240

Non-recurring finance charge .....................            27,748              2,909
Interest expense .................................            13,070             15,557
Interest income ..................................            (1,208)              (705)
                                                           ---------          ---------

        Earnings before income taxes .............            57,628             70,479

Income tax expense ...............................            22,328             28,536
                                                           ---------          ---------

        NET EARNINGS .............................            35,300             41,943

Preferred dividends ..............................                --              3,898
                                                           ---------          ---------

Net earnings allocable to common stockholders ....         $  35,300          $  38,045
                                                           =========          =========

Basic earnings per common share ..................         $    1.01          $    1.48
                                                           =========          =========

Diluted earnings per common share ................         $    0.97          $    1.14
                                                           =========          =========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------
(IN THOUSANDS OF DOLLARS)                                                      2003             2002
                                                                             ---------        ---------
                                                                                      UNAUDITED
Cash flows from operating activities
   Net earnings                                                              $  86,259        $  85,506
   Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation of rental merchandise ..............................         216,001          186,577
     Depreciation of property assets .................................          20,953           18,878
     Amortization of intangibles .....................................           6,169            1,642
     Amortization of financing fees ..................................             419            4,289
     Deferred income taxes ...........................................             291           15,159
     Non-recurring financing charges .................................          17,931               --
  Changes in operating assets and liabilities, net of effects of acquisitions
     Rental merchandise ..............................................        (208,349)        (174,455)
     Accounts receivable - trade .....................................          (3,942)            (225)
     Prepaid expenses and other assets ...............................          17,865             (900)
     Accounts payable - trade ........................................          14,761           (1,971)
     Accrued liabilities .............................................          15,045           38,381
                                                                             ---------        ---------
        Net cash provided by operating activities ....................         183,403          172,881
Cash flows from investing activities
   Purchase of property assets .......................................         (22,923)         (16,791)
   Proceeds from sale of property assets .............................             410              581
   Acquisitions of businesses, net of cash acquired ..................        (106,240)         (27,179)
                                                                             ---------        ---------
        Net cash used in investing activities ........................        (128,753)         (43,389)
Cash flows from financing activities
   Purchase of treasury stock ........................................        (142,645)         (34,724)
   Exercise of stock options .........................................          17,841           19,098
   Issuance of subordinated notes ....................................         300,000               --
   Payment of refinancing charges ....................................         (15,963)              --
   Proceeds from debt ................................................         400,000               --
   Repurchase of subordinated notes, including premium paid ..........        (201,856)              --
   Repayments of debt ................................................        (249,500)        (128,000)
                                                                             ---------        ---------
            Net cash provided by (used in) financing activities ......         107,877         (143,626)

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS ................................................         162,527          (14,134)

Cash and cash equivalents at beginning of period .....................          85,723          107,958
                                                                             ---------        ---------
Cash and cash equivalents at end of period ...........................       $ 248,250        $  93,824
                                                                             =========        =========


          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

 Supplemental cash flow information Cash paid during the year for:

   Interest .....................................................       $ 32,773       $ 26,345
     Income taxes ...............................................       $ 41,141       $ 17,609

Supplemental schedule of non-cash investing and financing
activities
Fair value of assets acquired ...................................       $106,240       $ 27,179
Cash paid .......................................................       $106,240       $ 27,179
Liabilities assumed .............................................       $     --       $     --

         During the first six months of 2003, the Company paid dividends on its Series A preferred stock of approximately $39.00 in cash. During the first six months of 2002, the Company paid dividends on its Series A preferred stock of approximately $5.5 million by issuing 5,494 shares of Series A preferred stock.



          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2003. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

         At June 30, 2003, we operated 2,567 company-owned stores nationwide and in Puerto Rico, including 23 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name "Get It Now." Rent-A-Center's primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

         ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2003, ColorTyme had 321 franchised stores operating in 40 states. ColorTyme's primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues is generated primarily from royalties based on franchisees' monthly gross revenues.

3.       Reconciliation of Rental Merchandise.

                                                SIX MONTHS ENDED  SIX MONTHS ENDED
                                                  JUNE 30, 2003    JUNE 30, 2002
                                                ----------------  ----------------
Beginning merchandise value .................       $ 631,724        $ 653,701
Inventory additions through acquisitions ....          52,258            7,626
Purchases ...................................         305,130          252,320
Depreciation of rental merchandise ..........        (216,001)        (186,577)
Cost of goods sold ..........................         (66,104)         (44,479)
Skips and stolens ...........................         (22,303)         (23,379)
Other inventory deletions(1) ................          (8,374)         (10,007)
                                                    ---------        ---------
Ending merchandise value ....................       $ 676,330        $ 649,205
                                                    =========        =========

                                                THREE MONTHS ENDED  THREE MONTHS ENDED
                                                   JUNE 30, 2003      JUNE 30, 2002
                                                ------------------  ------------------
Beginning merchandise value .................       $ 693,324            $ 656,544
Inventory additions through acquisitions ....           1,894                6,386
Purchases ...................................         132,630              114,427
Depreciation of rental merchandise ..........        (109,341)             (94,354)
Cost of goods sold ..........................         (26,325)             (17,497)
Skips and stolens ...........................         (11,834)             (11,272)
Other inventory deletions(1) ................          (4,018)              (5,029)
                                                    ---------            ---------
Ending merchandise value ....................       $ 676,330            $ 649,205
                                                    =========            =========

----------

(1) Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

4.       Intangibles.

         Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements. Effective January 1, 2002, under SFAS 142 all goodwill and intangible assets with indefinite lives are no longer subject to amortization. We conducted the required transition test, which showed no impairment of our goodwill.

         Intangibles consist of the following (in thousands):

                                                                   JUNE 30, 2003                     DECEMBER 31, 2002
                                                             ----------------------------       ----------------------------
                                                                 GROSS                           GROSS
                                               AVG. LIFE       CARRYING      ACCUMULATED        CARRYING        ACCUMULATED
                                                (YEARS)         AMOUNT       AMORTIZATION        AMOUNT         AMORTIZATION
                                               ---------     -----------     ------------       ---------       ------------
Amortizable intangible assets
    Franchise network                               10       $     3,000     $     2,100        $   3,000       $    1,950
    Non-compete agreements...............            5             5,260           1,222            1,510            1,444
    Customer relationships...............            1.5          19,509           9,934           12,706            6,365
Intangible assets not subject to
amortization
    Goodwill.............................                        874,082          99,162          835,557           99,162

                                                             -----------     -----------        ---------       ----------
Total intangibles                                            $   901,851     $   112,418        $ 852,773       $  108,921
                                                             ===========     ===========        =========       ==========

         The estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

                                ESTIMATED AMORTIZATION EXPENSE
                                ------------------------------
                                        (IN THOUSANDS)
2003..................                 $      12,394
2004..................                         5,492
2005..................                         1,427
2006..................                         1,275
2007..................                            94
                                       -------------
Total.................                 $      20,682
                                       =============

         Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

Balance as of January 1, 2003                          $        736,395
    Additions during first six months                            38,525
                                                       ----------------
Balance as of June 30, 2003                            $        774,920
                                                       ================

5.       Stock Based Compensation.

         Rent-A-Center's Amended and Restated Long-Term Incentive Plan (the "Plan") for the benefit of certain key employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 7,900,000 shares of Rent-A-Center's common stock are reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from date of grant. Options granted to directors are exercisable immediately. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At June 30, 2003, there were 4,623,775 shares available for issuance under the Plan, of which 2,974,586 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company's employ terminate and become available for re-issuance under the Plan.

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

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------
                                                                                 2003             2002
                                                                              ----------       ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings allocable to common stockholders
As reported ...........................................................       $   86,259       $   76,616
  Deduct: Total stock-based employee compensation under fair value
  based method for all awards, net of related tax expense .............            7,618            5,779
                                                                              ----------       ----------
Pro forma .............................................................       $   78,641       $   70,837
                                                                              ==========       ==========
Basic earnings per common share
As reported ...........................................................       $     2.47       $     3.05
Pro forma .............................................................       $     2.25       $     2.82
Diluted earnings per common share
As reported ...........................................................       $     2.39       $     2.34
Pro forma .............................................................       $     2.18       $     2.18

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                              ---------------------------
                                                                                2003             2002
                                                                              ----------       ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings allocable to common stockholders
As reported ............................................................      $   35,300       $   38,045
  Deduct: Total stock-based employee compensation under
  fair value based method for all awards, net of related tax expense ...           3,914            2,956
                                                                              ----------       ----------
Pro forma ..............................................................      $   31,386       $   35,089
                                                                              ==========       ==========
Basic earnings per common share
As reported ............................................................      $     1.01       $     1.48
Pro forma ..............................................................      $     0.90       $     1.36
Diluted earnings per common share
As reported ............................................................      $     0.97       $     1.14
Pro forma ..............................................................      $     0.86       $     1.06

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 54.6% to 55.2% and 55.8% to 57.3% and risk-free interest rates of 3.3% to 3.7% and 3.5% to 5.5% in 2003 and 2002, respectively, no dividend yield and expected lives of seven years.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

6.       Earnings Per Share.

         Basic and diluted earnings per common share is computed based on the following information:

                                                 SIX MONTHS ENDED JUNE 30, 2003
                                             --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        NET EARNINGS      SHARES     PER SHARE
                                             ------------      ------     ---------
Basic earnings per common share ........        $86,259        34,948       $2.47
Effect of dilutive stock options .......             --         1,173
Assumed conversion of convertible
 preferred stock .......................             --            --
                                                -------        ------
Diluted earnings per common share ......        $86,259        36,121       $2.39
                                                =======        ======       =====

                                                 SIX MONTHS ENDED JUNE 30, 2002
                                             --------------------------------------
                                             NET EARNINGS     SHARES      PER SHARE
                                             ------------     ------      ---------
Basic earnings per common share ........       $76,616        25,111        $3.05
Effect of dilutive stock options .......            --         1,443
Assumed conversion of convertible
 preferred stock .......................         8,890         9,964
                                               -------        ------

Diluted earnings per common share ......       $85,506        36,518        $2.34
                                               =======        ======        =====

                                                THREE MONTHS ENDED JUNE 30, 2003
                                             --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        NET EARNINGS     SHARES      PER SHARE
                                             ------------     ------      ---------
Basic earnings per common share ........       $35,300        34,999        $1.01
Effect of dilutive stock options .......            --         1,308
Assumed conversion of convertible
 preferred stock .......................            --            --
                                               -------        ------
Diluted earnings per common share ......       $35,300        36,307        $0.97
                                               =======        ======        =====

                                                THREE MONTHS ENDED JUNE 30, 2002
                                             --------------------------------------
                                             NET EARNINGS     SHARES      PER SHARE
                                             ------------     ------      ---------
Basic earnings per common share ........       $38,045        25,708        $1.48
Effect of dilutive stock options .......            --         1,641
Assumed conversion of convertible
 preferred stock .......................         3,898         9,366
                                               -------        ------
Diluted earnings per common share ......       $41,943        36,715        $1.14
                                               =======        ======        =====

         For the six months ended June 30, 2003 and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 5,000 and 276,500, respectively. For the three months ended June 30, 2003 and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 0 and 5,000, respectively.

         Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. We accounted for shares of preferred stock distributed as dividends in-kind in 2002 at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. In 2003, we began paying dividends on our Series A preferred stock in cash and paid approximately $19.00 in the second quarter of 2003.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

7.       Subsidiary Guarantors.

         11% Notes. At June 30, 2003, Rent-A-Center East, Inc., one of our subsidiaries, had $84.5 million, net of discount, of 11% senior subordinated notes outstanding, maturing on August 15, 2008. The notes require semi-annual interest-only payments at 11%, and are guaranteed by Rent-A-Center and certain of Rent-A-Center East's direct and indirect wholly-owned subsidiaries, consisting of ColorTyme, Rent-A-Center West, Inc., Get It Now, Rent-A-Center Texas, L.L.C. and Rent-A-Center Texas, L.P. (collectively, the "2001 Subsidiary Guarantors"). The notes are redeemable at Rent-A-Center East's option, at any time on or after August 15, 2003, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. Upon a change of control, the holders of the subordinated notes have the right to require Rent-A-Center East to redeem the notes.

         The 11% notes contain restrictive covenants, as defined therein, including a consolidated interest coverage ratio and limitations on incurring additional indebtedness, selling assets of the 2001 Subsidiary Guarantors, granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center East's assets.

         Rent-A-Center and the 2001 Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center East with respect to these notes. The only direct or indirect subsidiaries of Rent-A-Center that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center East in the form of loans, advances or dividends, except as provided by applicable law.

         On May 6, 2003, Rent-A-Center East repurchased approximately $183.0 million of its outstanding 11% senior subordinated notes pursuant to a tender offer announced in April 2003. On June 17, 2003, we announced that, in accordance with the 2001 indenture, we intended to optionally redeem on August 15, 2003 all of the 11% notes then outstanding at the applicable redemption price. See "Recent Developments" discussed later in this report.

         7 1/2% Notes. On May 6, 2003, Rent-A-Center issued $300.0 million aggregate principal amount of 7 1/2% senior subordinated notes, maturing on May 1, 2010. The notes require semi-annual interest-only payments at 7 1/2%, and are guaranteed by certain of Rent-A-Center's direct and indirect wholly-owned subsidiaries, consisting of ColorTyme, Rent-A-Center East, Get It Now, Rent-A-Center Texas, L.L.C., Rent-A-Center Texas, L.P. and Rent-A-Center West, Inc. (collectively, the "2003 Subsidiary Guarantors" and together with the 2001 Subsidiary Guarantors, the "Subsidiary Guarantors"). The notes are redeemable at Rent-A-Center's option, at any time on or after May 1, 2006, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. Upon a change of control, the holders of the 7 1/2% subordinated notes have the right to require Rent-A-Center to redeem the notes.

         The notes contain restrictive covenants, as defined therein, including a consolidated coverage ratio and limitations on incurring additional indebtedness, selling assets of the 2003 Subsidiary Guarantors, granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center's assets.

         The 2003 Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to these notes. The only direct or indirect subsidiaries of Rent-A-Center that are not 2003 Subsidiary Guarantors are minor subsidiaries.

         Set forth below is certain condensed consolidating financial information as of June 30, 2003 and December 31, 2002, and for the six months ended June 30, 2003 and 2002. The financial information includes the Subsidiary Guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                 PARENT     RENT-A-CENTER    SUBSIDIARY    CONSOLIDATING
                                                 COMPANY         EAST        GUARANTORS     ADJUSTMENTS       TOTALS
                                               ----------   -------------    ----------    -------------    ----------
                                                                            (IN THOUSANDS)
JUNE 30, 2003 (UNAUDITED)
Rental merchandise, net ..................     $       --     $  491,285     $  185,045     $       --      $  676,330
Intangible assets, net ...................             --        357,838        431,595             --         789,433
Other assets .............................        997,401         94,853         82,379       (770,119)        404,514
                                               ----------     ----------     ----------     ----------      ----------
          Total assets ...................     $  997,401     $  943,976     $  699,019     $ (770,119)     $1,870,277
                                               ==========     ==========     ==========     ==========      ==========
Senior debt ..............................     $  400,000     $       --     $       --     $       --      $  400,000
Other liabilities ........................        300,000        564,897        220,820       (428,377)        657,340
Preferred stock ..........................              2             --             --             --               2
Stockholders' equity .....................        297,399        379,079        478,199       (341,742)        812,935
                                               ----------     ----------     ----------     ----------      ----------
          Total liabilities and equity ...     $  997,401     $  943,976     $  699,019     $ (770,119)     $1,870,277
                                               ==========     ==========     ==========     ==========      ==========

DECEMBER 31, 2002
Rental merchandise, net ..................     $       --     $  630,256     $    1,468     $       --      $  631,724
Intangible assets, net ...................             --        400,327        343,525             --         743,852
Other assets .............................        417,507        121,758         42,953       (341,742)        240,476
                                               ----------     ----------     ----------     ----------      ----------
          Total assets ...................     $  417,507     $1,152,341     $  387,946     $ (341,742)     $1,616,052
                                               ==========     ==========     ==========     ==========      ==========
Senior debt ..............................     $       --     $  249,500     $       --     $       --      $  249,500
Other liabilities ........................             --        495,511         28,639             --         524,150
Preferred stock ..........................              2             --             --             --
                                                                                                                     2
Stockholders' equity .....................        417,505        407,330        359,307       (341,742)        842,400
                                               ----------     ----------     ----------     ----------      ----------
          Total liabilities and equity ...     $  417,507     $1,152,341     $  387,946     $ (341,742)     $1,616,052
                                               ==========     ==========     ==========     ==========      ==========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                       PARENT     RENT-A-CENTER    SUBSIDIARY
                                                       COMPANY          EAST       GUARANTORS         TOTAL
                                                     ----------   -------------    ----------      ----------
                                                                         (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

Total revenues .................................     $       --     $  792,540     $  327,126      $1,119,666
Direct store expenses ..........................             --        590,816        275,511         866,327
Other  expenses ................................             --        114,784         52,296         167,080
                                                     ----------     ----------     ----------      ----------
Net earnings (loss) ............................     $       --     $   86,940     $     (681)     $   86,259
                                                     ==========     ==========     ==========      ==========

SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

Total revenues .................................     $  964,634     $       --     $   28,636      $  993,270
Direct store expenses ..........................        758,153             --             --         758,153
Other expenses .................................        125,074             --         24,537         149,611
                                                     ----------     ----------     ----------      ----------
Net earnings ...................................     $   81,407     $       --     $    4,099      $   85,506
                                                     ==========     ==========     ==========      ==========

                                                          PARENT      RENT-A-CENTER   SUBSIDIARY
                                                         COMPANY           EAST       GUARANTORS       TOTAL
                                                         --------     -------------   ----------      --------
                                                                             (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

Total revenues ...................................       $     --       $392,277       $160,983       $553,260
Direct store expenses ............................             --        293,350        134,042        427,392
Other expenses ...................................             --         64,510         26,058         90,568
                                                         --------       --------       --------       --------
Net earnings .....................................       $     --       $ 34,417       $    883       $ 35,300
                                                         ========       ========       ========       ========

THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

Total revenues ...................................       $480,710       $     --       $ 13,950       $494,660
Direct store expenses ............................        376,329             --             --        376,329
Other expenses ...................................         64,504             --         11,884         76,388
                                                         --------       --------       --------       --------
Net earnings .....................................       $ 39,877       $     --       $  2,066       $ 41,943
                                                         ========       ========       ========       ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       PARENT        RENT-A-CENTER      SUBSIDIARY
                                                                       COMPANY            EAST          GUARANTORS         TOTAL
                                                                      ---------      -------------      ----------       ---------
SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

Net cash provided by operating activities .......................     $      --        $ 112,254        $  71,149        $ 183,403
                                                                      ---------        ---------        ---------        ---------
Cash flows from investing activities
  Purchase of property assets ...................................            --          (16,550)          (6,373)         (22,923)
  Acquisitions of businesses, net of cash acquired ..............            --          (71,372)         (34,868)        (106,240)
  Other .........................................................            --              296              114              410
                                                                      ---------        ---------        ---------        ---------
Net cash used in investing activities ...........................            --          (87,626)         (41,127)        (128,753)

Cash flows from financing activities
  Purchase of treasury stock ....................................      (142,645)              --               --         (142,645)
  Exercise of stock options .....................................        17,841               --               --           17,841
  Issuance of subordinated notes ................................       300,000               --               --          300,000
  Payment of refinancing charges ................................            --          (15,963)              --          (15,963)
  Proceeds from debt ............................................       400,000               --               --          400,000
  Repurchase of subordinated notes, including premium paid ......            --         (201,856)              --         (201,856)
  Repayments of debt ............................................            --         (249,500)              --         (249,500)
  Intercompany advances .........................................      (367,573)         379,783          (12,210)              --
                                                                      ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities .............       207,623          (87,536)         (12,210)         107,877
                                                                      ---------        ---------        ---------        ---------

Net increase in cash and cash equivalents .......................       207,623          (62,908)          17,812          162,527
                                                                      ---------        ---------        ---------        ---------
Cash and cash equivalents at beginning of period ................            --           85,723               --           85,723
                                                                      ---------        ---------        ---------        ---------
Cash and cash equivalents at end of period ......................     $ 207,623        $  22,815        $  17,812        $ 248,250
                                                                      =========        =========        =========        =========

SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

Net cash provided by operating activities .......................     $ 171,519        $      --        $   1,362        $ 172,881
                                                                      ---------        ---------        ---------        ---------
Cash flows from investing activities
  Purchase of property assets ...................................       (17,502)              --              711          (16,791)
  Acquisitions of businesses, net of cash acquired ..............       (27,179)              --               --          (27,179)
  Other .........................................................           581               --               --              581
                                                                      ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities .............       (44,100)              --              711          (43,389)

Cash flows from financing activities
  Purchase of treasury stock ....................................       (34,724)              --               --          (34,724)
  Exercise of stock options .....................................        19,098               --               --           19,098
  Repayments of debt ............................................      (128,000)              --               --         (128,000)
  Intercompany advances .........................................         2,073               --           (2,073)              --
                                                                      ---------        ---------        ---------        ---------
Net cash used in financing activities ...........................      (141,553)              --           (2,073)        (143,626)
                                                                      ---------        ---------        ---------        ---------

Net decrease in cash and cash equivalents .......................       (14,134)              --               --          (14,134)
                                                                      ---------        ---------        ---------        ---------
Cash and cash equivalents at beginning of period ................       107,958               --               --          107,958
                                                                      ---------        ---------        ---------        ---------
Cash and cash equivalents at end of period ......................     $  93,824        $      --        $      --        $  93,824
                                                                      =========        =========        =========        =========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

8.       Comprehensive Income.

         Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

                                                                    SIX MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                                                    --------------------------          --------------------------
                                                                          (IN THOUSANDS)                      (IN THOUSANDS)
                                                                      2003              2002              2003              2002
                                                                    --------          --------          --------          --------
Net earnings ..................................................     $ 86,259          $ 85,506          $ 35,300          $ 41,943
Other comprehensive (loss) income:
     Unrealized gain on derivatives held as cash flow hedges:
        Change in unrealized gain during period ...............        4,480             5,216             1,869             1,206
         Reclassification adjustment for (loss)
           included in net earnings ...........................       (4,480)           (4,552)           (1,869)           (2,322)
                                                                    --------          --------          --------          --------
             Other comprehensive (loss) income ................           --               664                --            (1,116)
                                                                    --------          --------          --------          --------

Comprehensive income ..........................................     $ 86,259          $ 86,170          $ 35,300          $ 40,827
                                                                    ========          ========          ========          ========

9.       Common and Preferred Stock Transactions.

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

         On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of our common stock pursuant to a modified "Dutch Auction." On June 25, 2003, we closed the tender offer and purchased 1,769,690 shares of our common stock at $73 per share for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,457 shares of our common stock at $73 per share for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo exchanged their shares of Series A preferred stock for shares of Series C preferred stock. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

         In April 2000, we announced that our Board of Directors had authorized a program to repurchase in the open market and in privately negotiated transactions up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. Through June 30, 2003, we have repurchased approximately 937,000 shares of our common stock under this program for approximately $44.3 million. On August 1, 2003, we agreed to repurchase under this program an aggregate of 440,000 shares of our common stock at $73 per share, 200,000 of which will be repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which will be repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which will be repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. We have purchased an additional 99,000 shares of our common stock under this program for approximately $7.0 million during the third quarter of 2003. Following such repurchases, approximately $16.6 million will be available for additional repurchases under this program.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

10.      Rent-Way Acquisition.

         On February 8, 2003, we completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, we held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million was remitted in the second quarter of 2003. We funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with our existing store locations. We entered into this transaction seeing it as an opportunistic acquisition that would allow us to expand our store base in conjunction with our strategic growth plans. The acquisition price was determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. We utilized a third party to review the valuation of certain intangible assets, which resulted in a $4.0 million decrease in the value assigned to customer relationships and a $4.0 increase in the value placed on the non-compete agreement as compared to our original estimates as disclosed in our 2002 annual report on Form 10-K. The table below summarizes the allocation of the purchase price based on the fair values of the assets acquired:

                                                              FAIR VALUES
                                                             (IN THOUSANDS)
                                                             --------------
Inventory...........................................         $    50,100
Property assets.....................................               4,300
Customer relationships..............................               7,900
Non-compete agreement...............................               4,500
Goodwill............................................              33,600
                                                             -----------
Total assets acquired...............................         $   100,400
                                                             ===========

         Customer relationships are amortized over an 18 month period. The non-compete agreement is for four years and, in accordance with SFAS 142, the goodwill associated with the acquisition will not be amortized.

11.      Guarantees.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. We have applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002, and have adopted the quarterly disclosure provisions of FIN 45 for the quarter ended June 30, 2003. The adoption of FIN 45 did not have a material impact on our results of operations, financial condition or cash flows.

         We provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. One of our letters of credit is renewed automatically every year unless we notify the institution not to renew. The other letter of credit expires in August 2004.

         At June 30, 2003, we had $85.9 million to support our outstanding letters of credit. Of the $85.9 million, $80.0 million is supported by our additional term loan facility. Under this additional term loan facility, in the event that a letter of credit is drawn upon, we have the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility accrues at an adjusted prime rate plus 1.75% or, at our option, at the Eurodollar Rate plus 2.80%, with the entire amount of the additional term loan facility due on December 31, 2007. The remaining $5.9 million reduces the amount available under our $120.0 million revolving facility.

         ColorTyme is a party to an agreement with Textron Financial Corporation, who provides $40.0 million in financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. An additional $12.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Textron financing. Rent-A-Center guarantees the obligations of ColorTyme under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $52.0 million, of which $30.4 million was outstanding as of June 30, 2003. Mark E. Speese, Rent-A-Center's Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES


12.      Recapitalization.

         Commencing in April 2003, we recapitalized a portion of our financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of our $272.25 million principal amount of 11% notes, the notice of optional redemption of the remaining 11% notes, the issuance of $300.0 million principal amount of 7 1/2% notes, the refinancing of our senior debt and the repurchase of shares of our common stock.

         On April 23, 2003, we announced a tender offer for all of our $272.25 million principal amount of 11% notes. On May 6, 2003, we repurchased approximately $183 million principal amount of 11% notes pursuant to the tender offer. This tender offer expired at 12:00 midnight, New York City time, on Tuesday, May 20, 2003. On June 17, 2003, we announced that, in accordance with the terms of the underlying indenture, we intended to optionally redeem on August 15, 2003 all of the 11% notes then outstanding at the applicable redemption price. On June 17, 2003, the trustee provided formal notice to the holders of the 11% notes that the 11% notes would be redeemed at 105.5% of the principal amount, plus accrued and unpaid interest on August 15, 2003. Under the terms of our senior credit facilities, we are required to redeem our 11% notes no later than August 15, 2003.

         On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.20 million shares of our common stock pursuant to a modified "Dutch Auction." On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of our common stock at $73 per share. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of our common stock at $73 per share. As contemplated by the Apollo agreement, Apollo exchanged their shares of Series A preferred stock for shares of Series C preferred stock. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

         On May 6, 2003, we issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, the proceeds of which were used, in part, to fund the repurchase and redemption of the 11% notes.

         On May 28, 2003, we refinanced our then existing senior debt by entering into a new $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and an $80.0 million additional term loan.

         During the second quarter of 2003, we recorded $27.7 million in non-recurring financing charges in connection with the foregoing recapitalization.

13.      Subsequent Events.

         Repurchase of Common Stock. On July 11, 2003, we repurchased a total of 774,547 shares of our common stock at $73 per share pursuant to the previously announced agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. We funded this transaction with the proceeds of our recently completed senior credit financing. On August 1, 2003, we agreed to repurchase an aggregate of 440,000 shares of our common stock at $73 per share, 200,000 of which will be repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which will be repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which will be repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. We have repurchased an additional 99,000 shares of our common stock under this program for approximately $7.0 million during the third quarter of 2003. Following such repurchases, approximately $16.6 million will be available for additional repurchases under our stock repurchase program.

         Stock Split. On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split on our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 will receive 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares will be issued in connection with the stock dividend. Each stockholder who would otherwise receive a fractional share will receive an additional share of common stock. The distribution date for the stock dividend will be August 29, 2003.

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

o our ability to enhance the performance of these acquired stores, including the stores acquired in the Rent-Way acquisition;

o our ability to control store level costs;

o our ability to realize benefits from our margin enhancement initiatives;

o the results of our litigation;

o the passage of legislation adversely affecting the rent-to-own industry;

o interest rates;

o our ability to collect on our rental purchase agreements;

o changes in our effective tax rate;

o factors that may restrict our ability to redeem our outstanding 11% senior subordinated notes on August 15, 2003, including our financial situation at that time;

o changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

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

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 31% market share based on store count. At June 30, 2003, we operated 2,567 company-owned stores nationwide and in Puerto Rico, including 23 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name "Get It Now." Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2003, ColorTyme had 321 franchised stores in 40 states, 309 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise.

We have pursued an aggressive growth strategy since 1989. We have sought to acquire underperforming stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

significant growth since our formation our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

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

RECENT DEVELOPMENTS

Store Growth. We are actively seeking to increase our store base and annual revenues and profits through opportunistic acquisitions and new store openings. On February 8, 2003, we acquired substantially all of the assets of 295 stores located throughout the United States from Rent-Way, Inc. and certain of its subsidiaries for approximately $100.4 million in cash. Of the 295 stores, 176 were merged with existing locations. Furthermore, during the first six months of 2003, we acquired 11 additional stores, accounts from 14 additional locations, opened 38 new stores, and closed eight stores. All of the closed stores were merged with existing store locations. The additional stores and acquired accounts were the result of 18 separate transactions for an aggregate price of approximately $5.8 million in cash. As of August 4, 2003, we have acquired two additional stores, accounts from four additional locations, opened 10 new stores and closed two stores, merging them both with existing locations during the third quarter of 2003. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

Recapitalization. Commencing in April 2003, we recapitalized a portion of our financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of our $272.25 million principal amount of 11% notes, the notice of optional redemption of the remaining 11% notes, the issuance of $300.0 million principal amount of 7 1/2% notes, the refinancing of our senior debt and the repurchase of shares of our common stock.

On April 23, 2003, we announced a tender offer for all of our $272.25 million principal amount of 11% notes. On May 6, 2003, we repurchased approximately $183 million principal amount of 11% notes pursuant to the tender offer. This tender offer expired at 12:00 midnight, New York City time, on Tuesday, May 20, 2003. On June 17, 2003, we announced that, in accordance with the terms of the underlying indenture, we intended to optionally redeem on August 15, 2003 all of the 11% notes then outstanding at the applicable redemption price. On June 17, 2003, the trustee provided formal notice to the holders of the 11% notes that the 11% notes would be redeemed at 105.5% of the principal amount, plus accrued and unpaid interest on August 15, 2003. Under the terms of our senior credit facilities, we are required to redeem our 11% notes no later than August 15, 2003.

On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.20 million shares of our common stock pursuant to a modified "Dutch Auction." On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of our common stock at $73 per share. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of our common stock at $73 per share. As contemplated by the Apollo agreement, Apollo exchanged their shares of Series A preferred stock for shares of Series C preferred stock. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

On May 6, 2003, we issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, the proceeds of which were used, in part, to fund the repurchase and redemption of the 11% notes.

On May 28, 2003, we refinanced our then existing senior debt by entering into a new $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and an $80.0 million additional term loan.

During the second quarter of 2003, we recorded $27.7 million in non-recurring financing charges in connection with the forgoing recapitalization.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Store Revenue. Total store revenue increased by $130.7 million, or 13.5%, to $1,095.3 million for the six months ended June 30, 2003 from $964.6 million for the six months ended June 30, 2002. The increase in total store revenue is primarily attributable to growth in same store revenues, an increase in cash sales and early purchase options, new stores, incremental revenues related to all acquisitions, including the 295 Rent-Way stores acquired in February 2003, as well as installment sales in our Get It Now stores.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire six month periods ending June 30, 2003 and 2002. Same store revenues increased by $34.9 million, or 4.2%, to $857.3 million for the six months ended June 30, 2003 from $822.4 million in 2002. The increase in same store revenues was primarily attributable to an increase in the total revenue earned per customer including all rentals, fees and cash sales (approximately $1,109 per customer for the six months ending June 30, 2003 versus approximately $1,063 per customer for the six months ending June 30,
2002). Merchandise sales for all stores increased $21.6 million, or 34.0%, to $85.2 million for 2003 from $63.6 million in 2002. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the first six months of 2003 (approximately 570,000) from the number of items sold in 2002 (approximately 446,000). This increase in the number of items sold in 2003 versus the same period in 2002 was primarily the result of an increase in the amount of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue decreased by $4.2 million, or 14.8%, to $24.4 million for the six months ended June 30, 2003 from $28.6 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations, many of which where acquired by us, during the first six months of 2003 as compared to the first six months of 2002.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $29.4 million, or 15.8%, to $216.0 million for the six months ended June 30, 2003 from $186.6 million in 2002. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue increased to 21.6% in 2003 from 20.7% for the same period in 2002. These increases were primarily attributable to an increase in rental and fee revenue, a different pricing mix in 2003 versus 2002 and higher depreciation associated with the Rent-Way inventory acquired in February 2003.

Cost of Merchandise Sold. Cost of merchandise sold increased by $16.3 million, or 36.7%, to $60.8 million for the six months ended June 30, 2003 from $44.5 million in 2002. This increase was primarily a result of an increase in the number of items sold during the first six months of 2003 as compared to the first six months of 2002, as well as the additional sales of inventory gained through the acquisition of 295 Rent-Way stores. The gross margin percent on merchandise sales decreased to 28.6% in 2003 from 30.1% in 2002. This percentage decrease was primarily attributable to the sale of merchandise acquired from Rent-Way in February 2003.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 53.3% for the six months ended June 30, 2003 from 54.6% for the six months ended June 30, 2002. This decrease was primarily attributable to an increase in store revenues in the first six months of 2003 as compared to 2002 coupled with the continued realization of our margin enhancement initiatives and reductions in store level costs.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $4.0 million, or 16.5%, to $20.5 million for the six months ended June 30, 2003 from $24.5 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations, many of which were acquired by us, during the first six months of 2003 as compared to the first six months of 2002.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue decreased to 3.0% for the six months ending June 30, 2003 as compared to 3.3% for the six months ending June 30, 2002. This decrease is primarily attributable to the effect of a $2.0 million legal charge associated with the settlement of class action gender discrimination lawsuits in the second quarter of 2002.

Amortization of Intangibles. Amortization of intangibles increased by $4.6 million, or 275.7%, to $6.2 million for the six months ended June 30, 2003 from $1.6 for the six months ended June 30, 2002. This increase was primarily attributable to the Rent-Way acquisition and the number of acquisitions made during the later part of 2002 versus 2001. As a result of these acquisitions, amortization of intangibles is higher in the first six months of 2003 versus 2002.

Operating Profit. Operating profit increased by $17.0 million, or 9.6%, to $193.5 million for the six months ended June 30, 2003 from $176.5 million in 2002. Operating profit as a percentage of total revenue decreased to 17.3% for the six months ended June 30, 2003, from 17.8% in 2002. This percentage decrease was primarily attributable to the increase in amortization of intangibles during the first six months of 2003 versus 2002, as well as the effect of the Rent-Way acquisition.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Net Earnings. Net earnings increased by $753,000, or 0.9%, to $86.3 million for the six months ended June 30, 2003 from $85.5 million in 2002. Before the after-tax effect of the $27.7 million non-recurring recapitalization charges recorded in the second quarter of 2003, the $2.0 million non-recurring charge associated with the settlement of class action gender discrimination lawsuits and $2.9 million associated with the early retirement of debt in the second quarter of 2002, net earnings increased by $14.8 million, or 16.8%, to $103.2 million for the six months ended June 30, 2003 from $88.4 million in 2002. This increase is primarily attributable to growth in total revenues, a decrease in interest expense, a lower tax rate and the improvements in salaries and other expenses under our cost control programs offset by an increase in amortization of intangibles.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. Preferred dividends decreased by $8.9 million, or nearly 100%, for the six months ended June 30, 2003, due to the conversion of all but two shares of outstanding Series A preferred stock in August 2002.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Store Revenue. Total store revenue increased by $61.7 million, or 12.8%, to $542.4 million for the three months ended June 30, 2003 from $480.7 million for the three months ended June 30, 2002. The increase in total store revenue is primarily attributable to growth in same store revenues, an increase in cash sales and early purchase options, new stores, incremental revenues related to all acquisitions, including the 295 Rent-Way stores acquired in February 2003, as well as installment sales in our Get It Now stores.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending June 30, 2003 and 2002. Same store revenues increased by $11.3 million, or 2.7%, to $427.4 million for the three months ended June 30, 2003 from $416.1 million in 2002. The increase in same store revenues was primarily attributable to an increase in the total revenue earned per customer including all rentals, fees and cash sales (approximately $546 per customer for the quarter ending June 30, 2003 versus approximately $530 per customer for the quarter ending June 30, 2002). Merchandise sales for all stores increased $8.5 million, or 35.6%, to $32.5 million for 2003 from $24.0 million in 2002. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the second quarter of 2003 (approximately 252,000) from the number of items sold in 2002 (approximately 188,000). This increase in the number of items sold in 2003 versus the same period in 2002 was primarily the result of an increase in the amount of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue decreased by $3.1 million, or 22.4%, to $10.8 million for the three months ended June 30, 2003 from $13.9 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of a decrease in the number of franchised locations, many of which were acquired by us, in the second quarter of 2003 as compared to the second quarter of 2002.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $15.0 million, or 15.9%, to $109.3 million for the three months ended June 30, 2003 from $94.3 million in 2002. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue increased to 21.7% in 2003 from 20.7% for the same period in 2002. These increases were primarily attributable to an increase in rental and fee revenue, a different pricing mix in 2003 versus 2002 and higher depreciation associated with the Rent-Way inventory acquired in February 2003.

Cost of Merchandise Sold. Cost of merchandise sold increased by $6.7 million, or 38.5%, to $24.2 million for the three months ended June 30, 2003 from $17.5 million in 2002. This increase was primarily a result of an increase in the number of items sold during the second quarter of 2003 as compared to the second quarter 2002, as well as the additional sales of inventory gained through the acquisition of 295 Rent-Way stores. The gross margin percent on merchandise sales decreased to 25.5% in 2003 from 27.1% in 2002. This percentage decrease was primarily attributable to the sale of merchandise acquired from Rent-Way in February 2003.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 53.8% for the three months ended June 30, 2003 from 55.0% for the three months ended June 30, 2002. This decrease was primarily attributable to an increase in store revenues in the second quarter of 2003 as compared to 2002 coupled with the continued realization of our margin enhancement initiatives and reductions in store level costs.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $2.9 million, or 24.7%, to $9.0 million for the three months ended June 30, 2003 from $11.9 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations, many of which were acquired by us, in the second quarter of 2003 as compared to the second quarter of 2002.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue decreased to 3.0% for the three months ending June 30, 2003 as compared to 3.5% for the three months ending June 30, 2002. This decrease is primarily attributable to the effect of a $2.0 million legal charge associated with the settlement of class action gender discrimination lawsuits in the second quarter of 2002.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Amortization of Intangibles. Amortization of intangibles increased by $2.4 million, or 257.5%, to $3.3 million for the three months ended June 30, 2003 from $900,000 for the three months ended June 30, 2002. This increase was primarily attributable to the Rent-Way acquisition.

Operating Profit. Operating profit increased by $9.0 million, or 10.2%, to $97.2 million for the three months ended June 30, 2003 from $88.2 million in 2002. Operating profit as a percentage of total revenue decreased to 17.6% for the three months ended June 30, 2003, from 17.8% in 2002. This percentage decrease was primarily attributable to the increase in amortization of intangibles during the second quarter of 2003 versus 2002, as well as the effect of the Rent-Way acquisition.

Net Earnings. Net earnings decreased by $6.6 million, or 15.8%, to $35.3 million for the three months ended June 30, 2003 from $41.9 million in 2002. Before the after-tax effect of the $27.7 million non-recurring recapitalization charges recorded in the second quarter of 2003, the $2.0 million non-recurring charge associated with the settlement of class action gender discrimination lawsuits and $2.9 million associated with the early retirement of debt in the second quarter of 2002, net earnings increased by $7.4 million, or 16.6%, to $52.3 million for the six months ended June 30, 2003 from $44.9 million in 2002. This increase is primarily attributable to growth in total revenues, a decrease in interest expense, a lower tax rate and the improvements seen in salaries and other expenses under our cost control programs offset by an increase in amortization of intangibles.

Preferred Dividends. Dividends on our Series A preferred stock are payable quarterly at an annual rate of 3.75%. Preferred dividends decreased by $3.9 million, or nearly 100%, for the three months ended June 30, 2003, due to the conversion of all but two shares of outstanding Series A preferred stock in August 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased by $10.5 million to $183.4 million for the six months ending June 30, 2003 from $172.9 million in 2002. This increase resulted primarily from an increase in depreciation as well as a decrease in prepaid expenses during the first six months of 2003 as compared to 2002 and the non-recurring finance charges in the second quarter of 2003 offset by a decrease in accrued liabilities and increased inventory purchases during the first six months of 2003 as compared to 2002.

Cash used in investing activities increased by $85.4 million to $128.8 million during the six month period ending June 30, 2003 from $43.4 million in 2002. This increase is primarily attributable to the acquisition of 295 stores from Rent-Way in February 2003.

Cash provided by financing activities increased by $251.5 million to $107.9 million during the six month period ending June 30, 2003 from $143.6 million used in financing activities in 2002. This increase is a result of the $300.0 million received from our issuance of the 7 1/2% notes as well as the new $400.0 million term loan under our senior credit facilities entered into in May 2003, offset by our repurchase of $187.8 million of our 11% notes, the repayment of our old senior credit facilities and repurchase of $142.6 million of our common stock.

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

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation and our store expansion programs during 2003. Our existing revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $130.0 million, of which $124.1 million was available at August 4, 2003. At August 1, 2003, we had in excess of $210.0 million in cash, $93.7 million of which will be used for the redemption of our 11% notes and approximately $39.1 million of which will be used for the repurchase of 539,000 shares of our common stock. To the extent we have available cash that is not necessary for store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Our senior credit facilities and the indentures governing our senior subordinated notes contain certain change in control provisions. A change in control would result in an event of default under our senior credit facilities, and, pursuant to the underlying indentures, would also require us to offer to repurchase all of our senior subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Provisions of our senior credit facilities restrict the repurchase of all of our senior subordinated notes. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the senior subordinated notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will have increased by approximately $105.6 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005.

Rental Merchandise Purchases. We purchased $305.1 million and $252.3 million of rental merchandise during the six month periods ending June 30, 2003 and 2002, respectively.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $22.9 million and $16.8 million on capital expenditures during the six month periods ending June 30, 2003 and 2002, respectively, and expect to spend approximately $25.0 million for the remainder of 2003.

Acquisitions and New Store Openings. For the first six months of 2003, we spent approximately $106.2 million on acquiring stores and accounts, of which $100.4 million was for the Rent-Way acquisition. For the entire year ending December 31, 2003, we intend to add approximately 10% to our store base by opening approximately 80 new store locations as well as continuing to pursue opportunistic acquisitions.

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

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at June 30, 2003.

PERIOD (YEAR) ENDING
    DECEMBER 31,                               (IN THOUSANDS)
---------------------------                    --------------
2003.......................                    $        2,000
2004.......................                             4,000
2005.......................                             4,000
2006.......................                             4,000
2007.......................                             4,000
Thereafter.................                           382,000
                                               --------------
                                               $      400,000
                                               ==============

Senior Credit Facilities. On May 28, 2003, we entered into a new senior credit facility provided by a syndicate of banks and other financial institutions led by Lehman Commercial Paper, Inc., as administrative agent. At June 30, 2003, we had a total of $400.0 million outstanding under our senior credit facilities related to our term loans and $114.1 million of availability under the revolving credit line portion of our senior credit facilities.

Under our $80.0 million additional term loan facility, in the event that a letter of credit is drawn upon, we have the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility loan accrues at an adjusted prime rate plus 1.25% or, at our option, at the Eurodollar base rate plus 2.25%, with the entire amount of the additional term loan facility due on May 28, 2008.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Borrowings under our senior credit facilities bear interest at varying rates equal to 2.25% over the Eurodollar rate, which was 1.12% at June 30, 2003. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property and real property. Our senior credit facilities are also secured by a pledge of the capital stock of our subsidiaries.

Our senior credit facilities contain covenants, including without limitation, covenants that generally limit our ability to:

    o incur additional debt (including subordinated debt) in excess of $35 million at any one time outstanding;

    o    repurchase our capital stock and senior subordinated notes;

    o    incur liens or other encumbrances;

    o    merge, consolidate or sell substantially all our property or business;

    o    sell assets, other than inventory in the ordinary course of business;

    o make investments or acquisitions unless we meet financial tests and other requirements;

    o    make capital expenditures; or

    o    enter into a new line of business.

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At June 30, 2003, the maximum consolidated leverage ratio was 2.75:1, the minimum consolidated interest coverage ratio was 3.50:1, and the minimum fixed charge coverage ratio was 1.50:1. On that date, our actual ratios were 1.76:1, 5.78:1 and 2.53:1, respectively. In addition, we are required to use 25% of the net proceeds from any equity offering to repay our term loans.

Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facilities would occur if we undergo a change of control. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in our Board of Directors occur.

11% Senior Subordinated Notes. At June 30, 2003, Rent-A-Center East had outstanding $84.5 million in 11% senior subordinated notes pursuant to an indenture dated as of December 19, 2001 among Rent-A-Center East, its subsidiary guarantors and The Bank of New York, as trustee.

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

The 11% notes may be redeemed on or after August 15, 2003, at our option, in whole or in part, at a premium declining from 105.5%. The 11% notes also require that upon the occurrence of a change of control (as defined in the 2001 indenture), the holders of the 11% notes have the right to require Rent-A-Center East to repurchase the 11% notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. If Rent-A-Center East did not comply with this repurchase obligation, this would trigger an event of default under our senior credit facilities.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

On May 6, 2003, we repurchased approximately $183 million principal amount of 11% notes pursuant to a tender offer that expired at 12:00 midnight, New York City time, on Tuesday, May 20, 2003. On June 17, 2003, we announced that, in accordance with the 2001 indenture, we intended to optionally redeem on August 15, 2003 all of the 11% notes then outstanding at the applicable redemption price. On June 17, 2003, the trustee provided formal notice to the holders of the 11% notes that the 11% notes would be redeemed at 105.5% of the principal amount, plus accrued and unpaid interest on August 15, 2003. Under the terms of our senior credit facilities, we are required to redeem our 11% notes no later than August 15, 2003. We have set aside $93.7 million of cash for the redemption of our 11% notes.

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

ColorTyme Guarantee. ColorTyme is a party to an agreement with Textron Financial Corporation, who generally provides $40.0 million in aggregate financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under this agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Textron may assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Textron under the debt agreements, including the rights to foreclose on the collateral. An additional $12.0 million of financing is provided by Texas Capital Bank, National Association under an arrangement similar to the Textron financing. We guarantee the obligations of ColorTyme under these agreements up to a maximum amount of $52.0 million, of which $30.4 million was outstanding as of June 30, 2003. Mark E. Speese, our Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of June 30, 2003, we have paid approximately $124.5 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, as well as from cash flow from operations.

On November 12, 2002, we signed a settlement agreement settling the Wisconsin Attorney General matter, which was approved by the court on the same day. Under the terms of the settlement, we created a restitution fund in the amount of $7.0

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

million for our eligible Wisconsin customers who had completed or active transactions with us as of September 30, 2002. In addition, we paid $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. The settlement of this matter was fully reserved for in our financial statements. A portion of the restitution fund is allocated for customers with completed transactions as of September 30, 2002, and the balance is allocated for restitution on active transactions as of September 30, 2002, which will be allowed to terminate according to their terms when customers either acquire or return the merchandise. Restitution will be offered on the active transactions when all such active transactions have terminated, which we anticipate will occur by the end of fiscal 2003. Any unclaimed restitution funds at the conclusion of the restitution period will be returned to us. To the extent the amount in the restitution fund is insufficient to pay the required amount of restitution, we are obligated to provide additional funds to do so. However, we believe the amount in the restitution fund allocated for the active transactions, together with the amount of funds we anticipate will remain unclaimed by customers with completed transactions, will be sufficient to pay the required amount of restitution on all eligible active transactions.

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

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2003:

                                                                   PAYMENTS DUE BY YEAR END

Contractual Cash Obligations          TOTAL        2003         2004         2005         2006         2007     2008 AND THEREAFTER
---------------------------------- ----------   ----------   ----------   ----------   ----------   ----------  -------------------
                                                                         (IN THOUSANDS)
Senior Credit Facilities
   (including current portion) ... $  400,000   $    2,000   $    4,000   $    4,000   $    4,000   $    4,000   $          382,000
11% Senior Subordinated
   Notes (1) .....................     93,745       93,745           --           --           --           --                   --
7.5% Senior Subordinated
   Notes(2) ......................    457,500       11,250       22,500       22,500       22,500       22,500              356,250
Operating Leases .................    417,312      130,556      114,679       88,176       51,802       25,371                6,728
---------------------------------- ----------   ----------   ----------   ----------   ----------   ----------  -------------------
Total                              $1,368,557   $  237,551   $  141,179   $  114,676   $   78,302   $   51,871   $          744,978

----------

(1) Includes interest payments of $4.65 million, bond premium of $4.65 million and principal payments of $84.45 million, representing amounts necessary to redeem the 11% notes on August 15, 2003.

(2) Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.

Repurchases of Outstanding Securities. In connection with the retirement of J. Ernest Talley, our former Chairman of the Board and Chief Executive Officer, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock beneficially held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.20 million shares of our common stock pursuant to a modified "Dutch Auction." On June 25, 2003, we closed the tender offer and purchased approximately 1.77 million shares of our common stock at $73 per share. On July 11, 2003 we closed the Apollo transaction and purchased approximately 775,000 shares of our common stock at $73 per share. As contemplated by the Apollo agreement, Apollo exchanged their shares of Series A preferred stock for shares of Series C preferred stock. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

In April 2000, we announced that our Board of Directors had authorized a program to repurchase in the open market and in privately negotiated transactions up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. Through June 30, 2003, we have repurchased approximately 937,000 shares of our common stock under this program for approximately $44.3 million. On August 1, 2003, we agreed to repurchase under this program an aggregate of 440,000 shares of our common stock at $73 per share, 200,000 of which will be repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which will be repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which will be repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. We have repurchased an additional 99,000 shares of our common stock under this program for approximately $7.0 million during the third quarter of 2003. Following such repurchases, approximately $16.6 million will be available for additional repurchases under this program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of June 30, 2003, we had $84.5 million in subordinated notes outstanding at a fixed interest rate of 11.0%, $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2% and $400.0 million in term loans outstanding at interest rates indexed to the LIBOR rate. The 11% subordinated notes mature on August 15, 2008. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 11% and 7 1/2% subordinated notes at June 30, 2003 was $90.2 million and $313.5 million, respectively, which is $18.2 million above their carrying value. Unlike the subordinated notes, the $400.0 million in term loans have variable interest rates indexed to current LIBOR rates. As of June 30, 2003, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

The proposed class includes all New York residents who were party to our rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff's claims based on the alleged failure to disclose an effective interest rate. The plaintiff's other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff's class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff's requested certification. The opinion grants certification as to all of the plaintiff's claims except the plaintiff's pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court's opinion, and accordingly, the court granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff's specific claims. Both proposed orders were submitted to the court on March 27, 2003, and on May 30, 2003, the court held a hearing regarding such orders. No order has yet been entered by the court. Regardless of the determination of the final certification order by the court, we intend to pursue an interlocutory appeal of the court's certification order.

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

On November 12, 2002, we signed a settlement agreement for this suit with the Attorney General, which was approved by the court on the same day. Under the terms of the settlement, we created a restitution fund in the amount of $7.0 million for our eligible Wisconsin customers who had completed or active transactions with us as of September 30, 2002. In addition, we paid $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. A portion of the restitution fund is allocated for customers with completed transactions as of September 30, 2002, and the balance is allocated for restitution on active transactions as of September 30, 2002, which will be allowed to terminate according to their terms when customers either acquire or return the merchandise. Restitution will be offered on the active transactions when all such active transactions have terminated, which we anticipate will occur by the end of fiscal 2003. Any unclaimed restitution funds at the conclusion of the restitution period will be returned to us. To the extent the amount in the restitution fund is insufficient to pay the required amount of restitution, we are obligated to provide additional funds to do so. However, we believe the amount in the restitution fund allocated for the active transactions, together with the amount of funds we anticipate will remain unclaimed by customers with completed transactions, will be sufficient to pay the required amount of restitution on all eligible active transactions. Any customer accepting a restitution check will be required to release us and our subsidiary ColorTyme from all claims related to their transaction or transactions with us. We, together with ColorTyme, also agreed to enter into an injunction requiring each of us to comply with the Wisconsin Consumer Act in any transaction in Wisconsin in which the customer can become the owner of merchandise other than through a single lump sum payment.

Terry Walker, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against us and certain of our current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleges that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our financial performance and prospects for the third and fourth quarters of 2001. The complaint purports to be brought on behalf of all purchasers of our common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts. Similar complaints were consolidated by the court with the Walker matter in October 2002.

On November 25, 2002, the lead plaintiffs in the Walker matter filed an amended consolidated complaint which added certain of our outside directors as defendants to the Exchange Act claims. The amended complaint also added additional claims that we, and certain of our current and former officers and directors, violated various provisions of the Securities Act as a result of alleged misrepresentations and omissions in connection with an offering in May 2001 and also added the managing underwriters in that offering as defendants.

On February 7, 2003, we, along with certain officer and director defendants, filed a motion to dismiss the matter as well as a motion to transfer venue. In addition, our outside directors named in the matter separately filed a motion to dismiss the Securities Act claims on statute of limitations grounds. On February 19, 2003, the underwriter defendants also filed a motion to dismiss the matter. The plaintiffs filed response briefs to these motions, and our response to these response briefs was filed on May 21, 2003. A hearing was held by the Court on June 26, 2003 to hear each of these motions. No decision has yet been entered by the Court.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

In July 2002, we filed preliminary objections to the complaint in Griffin. On December 13, 2002, the court granted our preliminary objections and dismissed the plaintiffs' claims. On January 6, 2003, the plaintiffs filed a notice of appeal. The plaintiffs' appeal brief was filed on May 9, 2003 and we subsequently filed our response brief. Oral argument on the appeal was held on July 30, 2003 in the Superior Court of Pennsylvania. No decision has yet been entered by the Court. We believe the plaintiffs' claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

State Wage and Hour Class Actions. On August 20, 2001, a putative class action was filed against us in state court in Multnomah County, Oregon entitled Rob Pucci, et. al. v. Rent-A-Center, Inc. alleging violations of Oregon state law regarding overtime, lunch and work breaks and failure to timely pay all wages due our Oregon employees, as well as contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. As of June 30, 2003, we operated 20 stores in Oregon. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of "time and a half," but stated that the plaintiffs may recover "straight-time" to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims and granted plaintiff's motion for class certification with respect to the remaining claims. We strongly disagree with the court's rulings against our positions and have requested that the court grant us interlocutory appeal on those matters. Our request for interlocutory appeal is currently pending before the Court. The plaintiffs filed a motion for summary judgment seeking to resolve certain factual issues related to the purported class, which was denied on July 1, 2003. Although we believe the claims remaining in this case are without merit, we cannot assure you we will be found to have no liability in this matter.

We are subject to a similar suit pending in Clark County, Washington entitled Kevin Rose, et al. v. Rent-A-Center, Inc., et al. and two similar suits pending in Los Angeles, California entitled Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al. and Israel French, et al. v. Rent-A-Center, Inc., each of which allege similar violations of the wage and hour laws of those respective states. As of June 30, 2003, we operated 41 stores in Washington and 151 stores in California. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in two of the three similar suits. On March 24, 2003, the Burdusis court denied the plaintiffs' motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court's denial of class certification in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On May 14, 2003, the Rose court denied the plaintiffs' motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. Although the wage and hour laws and class certification procedures of Oregon, Washington and California contain certain differences that could cause differences in the outcome of the pending litigation in these states, we believe the claims of the purported classes involved in each are without merit. We cannot assure you, however, that we will be found to have no liability in these matters.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders held on May 21, 2003, the nominees for our Class III directors were elected. Both Class III directors were elected by all of our stockholders.

The voting was as follows for the directors elected by all of our stockholders:

   NOMINEE                          FOR                                WITHHELD
J. V. Lentell                    30,423,927                           1,552,902
Andrew S. Jhawar                 31,443,849                             532,980

In addition to the directors elected at our Annual Meeting of Stockholders, the following directors' terms of office as a director continued after the Annual Meeting of Stockholders:

Mitchell E. Fadel
Peter P. Copses
Mary Elizabeth Burton
Mark E. Speese
Laurence M. Berg

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

Current Report on Form 8-K filed April 23, 2003

Current Report on Form 8-K filed April 29, 2003

Current Report on Form 8-K filed April 29, 2003

Current Report on Form 8-K filed May 2, 2003

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

                                      RENT-A-CENTER, INC.

                                      By: /s/ Robert D. Davis
                                          ------------------------------------
                                          Robert D. Davis
                                          Senior Vice President-Finance,
                                          Chief Financial Officer and Treasurer

Date: August 5, 2003

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
---------  ---------------------------------------------------------------------
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

4.3(12)    -- Form of Certificate evidencing Series A Preferred Stock

4.4(13)    -- Certificate of Designations, Preferences and relative Rights and
           Limitations of Series C Preferred Stock of Rent-A-Center, Inc.

4.5(14)    -- Form of Certificate evidencing Series C Preferred Stock

4.6(15) -- Indenture, dated as of December 19, 2001, by and among Rent-A-Center, Inc., as Issuer, ColorTyme, Inc., and Advantage
           Companies, Inc., as Subsidiary Guarantors, and The Bank of New York, as Trustee

4.7(16) -- First Supplemental Indenture, dated as of May 1, 2002, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage Companies, Inc.
           and The Bank of New York, as Trustee

4.8(17) -- Second Supplemental Indenture, dated as of September 30, 2002, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage Companies,
           Inc., Get It Now, LLC and The Bank of New York, as Trustee

4.9(18)    -- Amended and Restated Third Supplemental Indenture, dated as of
           December 31, 2002, by and among Rent-A-Center, Inc., Rent-A-Center
           Holdings, Inc., ColorTyme, Inc., Rent-A-Center West, Inc. (formerly known as Advantage Companies, Inc.), Get It Now, LLC, Rent-A-Center
           Texas, LP, Rent-A-Center Texas, LLC and The Bank of New York, as
           Trustee

4.10(19)   -- Indenture, dated as of May 6, 2003, by and among Rent-A-Center,
           Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc.,
           Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P.
           and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New
           York, as Trustee

4.11(20)   -- Form of 2003 Exchange Note

10.1(21)+  -- Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan

10.2(22) -- Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation
           Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase
           Bank (formerly known as The Chase Manhattan Bank), as Administrative
           Agent

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

 EXHIBIT
 NUMBER                          EXHIBIT DESCRIPTION
---------  ---------------------------------------------------------------------
10.3(23)   -- First Amendment, dated as of April 22, 2003, to the Amended and
           Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc.,
           Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank
           of America NA, as Syndication Agent, and JP Morgan Chase Bank
           (formerly known as The Chase Manhattan Bank), as Administrative Agent


10.4(24)   -- Credit Agreement, dated as of May 28, 2003, among Rent-A-Center,
           Inc., Morgan Stanley Senior Funding Inc., as Documentation Agent,
           JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication
           Agent, and Lehman Commercial Paper Inc., as Administrative Agent

10.5(25) -- Guarantee and Collateral Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan
           Bank), as Administrative Agent

10.6(26) -- Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as
           Administrative Agent

10.7(27)   -- Amended and Restated Stockholders Agreement, dated as of October
           8, 2001, by and among Apollo Investment Fund IV, L.P., Apollo
           Overseas Partners IV, L.P., J. Ernest Talley, Mark E. Speese,
           Rent-A-Center, Inc., and certain other persons

10.8(28)   -- Second Amended and Restated Stockholders Agreement, dated as of
           August 5, 2002, by and among Apollo Investment Fund IV, L.P., Apollo
           Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.9(29)   -- Third Amended and Restated Stockholders Agreement, dated as of
           December 31, 2002, by and among Apollo Investment Fund IV, L.P.,
           Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center,
           Inc., and certain other persons

10.10(30)  -- Fourth Amended and Restated Stockholders Agreement, dated as of
           July 11, 2003, by and among Apollo Investment Fund IV, L.P., Apollo
           Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.11(31)  -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and
           Apollo Overseas Partners IV, L.P., related to the Series A
           Convertible Preferred Stock

10.12(32)  -- Second Amendment to Registration Rights Agreement, dated as of
           August 5, 2002, by and among Rent-A-Center, Inc., Apollo Investment
           Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.13(33)  -- Third Amendment to Registration Rights Agreement, dated as of
           December 31, 2002, by and among Rent-A-Center, Inc., Apollo
           Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.14(34)  -- Fourth Amendment to Registration Rights Agreement, dated as of
           July 11, 2003, by and between Rent-A-Center, Inc., Apollo Investment
           Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the
           Series C Convertible Preferred Stock

10.15(35)  -- Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc.,
           ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC,
           Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as
           Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan Securities,
           Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc.,
           UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers

10.16(36)  -- Common Stock Purchase Agreement, dated as of October 8, 2001, by and among J. Ernest Talley, Mary Ann Talley, the Talley 1999 Trust and Rent-A-Center, Inc.

10.17(37)  -- Exchange and Registration Rights Agreement, dated December 19,
           2001, by and among Rent-A-Center, Inc., ColorTyme, Inc., Advantage
           Companies, Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co.
           Incorporated, Bear, Stearns & Co. Inc., and Lehman Brothers, Inc.

10.18(38)  -- Amended and Restated Franchisee Financing Agreement, dated March
           27, 2002, by and between Textron Financial Corporation, ColorTyme,
           Inc. and Rent-A-Center, Inc.

10.19(39)  -- Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.20(40)  -- First Amendment to Franchisee Financing Agreement, dated July 23,
           2002, by and between Textron Financial Corporation, ColorTyme, Inc.
           and Rent-A-Center, Inc.

10.21(41)  -- Second Amendment to Franchisee Financing Agreement, dated
           September 30, 2002, by and

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

 EXHIBIT
 NUMBER                          EXHIBIT DESCRIPTION
---------  ---------------------------------------------------------------------
           between Textron Financial Corporation, ColorTyme, Inc. and
           Rent-A-Center, Inc.

10.22(42)  -- Third Amendment to Franchisee Financing Agreement, dated March 24,
           2003, but effective as of December 31, 2002, by and between Textron
           Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.23(43)  -- Supplemental Letter Agreement to Franchisee Financing Amendment,
           dated May 26, 2003, by and between Texas Capital Bank, National
           Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.24(44)  -- Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc.,
           Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc.,
           Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas,
           L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan
           Stanley & Co. Incorporated, Bear Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc. (Pursuant to the rules of the SEC, the schedules and annexes have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and annexes to the SEC.)

10.25(45)  -- Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners
           IV, L.P. and Rent-A-Center, Inc.

21.1(46)   -- Subsidiaries of Rent-A-Center, Inc.

31.1*      -- Certification pursuant to Rule 13a-14(a) of the Securities
           Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley
           Act of 2002 by Mark E. Speese

31.2*      -- Certification pursuant to Rule 13a-14(a) of the Securities
           Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley
           Act of 2002 by Robert D. Davis

32.1* -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E.
           Speese

32.2* -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert
           D. Davis

----------
* Filed herewith.
+ Management contract or company plan or arrangement

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

(6) Incorporated herein by reference to Exhibit 2.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(7) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(8) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(9) Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(10) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4 filed on January 11, 1999

(11) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(12) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-4 filed on January 11, 1999

(13) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(14) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(15) Incorporated herein by reference to Exhibit 4.6 to the registrant's Registration Statement on Form S-4 filed January 22, 2002

(16) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(17) Incorporated herein by reference to Exhibit 4.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(18) Incorporated herein by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

(19) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(20) Incorporated herein by reference to Exhibit 4.11 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(21) Incorporated herein by reference to Exhibit 99.1 to the registrant's Post-Effective Amendment No. 1 to Form S-8 dated as of December 31, 2002

(22) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(23) Incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 2003

(24) Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(25) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(26) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(27) Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(28) Incorporated herein by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(29) Incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(30) Incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(31) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(32) Incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(33) Incorporated herein by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(34) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(35) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(36) Incorporated herein by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

(37) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(38) Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

(39) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(40) Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(41) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(42) Incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(43) Incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(44) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quaterly Report on Form 10-Q for the quarter ended March 31, 2003

(45) Incorporated herein by reference to Exhibit 99(d)(1) to the registrant's Schedule TO filed on April 28, 2003

(46) Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

----------