Form 10-Q
period 2003-09-30
RENT A CENTER INC DE
filed 2003-11-05
CIK 933036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2003:

             Class                                            Outstanding
--------------------------------------                 -------------------------
Common stock, $.01 par value per share                         80,894,580

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002        3

         Consolidated Statements of Earnings for the nine months ended
             September 30, 2003 and 2002                                                   4

         Consolidated Statements of Earnings for the three months ended
             September 30, 2003 and 2002                                                   5

         Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2003 and 2002                                                   6

         Notes to Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                        31

Item 4.  Controls and Procedures                                                          32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                32

Item 4.  Submission of Matters to a Vote of Security Holders                              34

Item 6.  Exhibits and Reports on Form 8-K                                                 34

SIGNATURES

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)                               2003             2002
                                                                       -------------    ------------
                                                                        UNAUDITED
                           ASSETS
  Cash and cash equivalents......................................      $   155,974      $    85,723
  Accounts receivable - trade....................................           11,704            5,922
  Prepaid expenses and other assets..............................           29,880           42,882
  Rental merchandise, net
    On rent......................................................          508,183          510,184
    Held for rent................................................          135,435          121,540
  Property assets, net...........................................          117,626          105,949
  Intangible assets, net.........................................          789,919          743,852
                                                                       -----------      -----------
                                                                       $ 1,748,721      $ 1,616,052
                                                                       ===========      ===========
                         LIABILITIES
  Accounts payable - trade.......................................      $    58,854      $    43,461
  Accrued liabilities............................................          133,333          122,717
  Deferred income taxes..........................................           95,059           86,142
  Senior debt....................................................          399,000          249,500
  Subordinated notes payable, net of discount....................          300,000          271,830
  Redeemable convertible voting preferred stock..................                2                2
                                                                       -----------      -----------
                                                                           986,248          773,652
COMMITMENTS AND CONTINGENCIES....................................               --               --

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 125,000,000 shares authorized;
    100,768,580 and 98,845,105 shares issued in 2003 and 2002,
    respectively.................................................            1,008              988
  Additional paid-in capital.....................................          564,978          532,082
  Accumulated comprehensive loss.................................               --           (3,726)
  Retained earnings..............................................          558,432          428,621
  Treasury stock, 20,190,691 and 11,498,173 shares at cost in
    2003 and 2002, respectively..................................         (361,945)        (115,565)
                                                                       -----------      -----------
                                                                           762,473          842,400
                                                                       -----------      -----------

                                                                       $ 1,748,721      $ 1,616,052
                                                                       ===========      ===========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2003              2002
                                                            -------------    --------------
                                                                       UNAUDITED
Revenues
  Store
     Rentals and fees..........................              $ 1,495,652     $ 1,356,062
     Merchandise sales.........................                  119,645          88,309
     Installment sales.........................                   15,423              --
     Other.....................................                    2,224           1,742
  Franchise
     Merchandise sales.........................                   32,087          37,305
     Royalty income and fees...................                    4,460           4,413
                                                             -----------     -----------
                                                               1,669,491       1,487,831

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise........                  323,778         282,085
     Cost of merchandise sold..................                   86,684          62,950
     Cost of installment sales.................                    7,441              --
     Salaries and other expenses...............                  880,649         795,649
  Franchise cost of merchandise sold...........                   30,795          35,598
                                                             -----------     -----------
                                                               1,329,347       1,176,282

  General and administrative expenses..........                   49,761          47,727
  Amortization of intangibles..................                    9,352           3,199
                                                             -----------     -----------

        Total operating expenses...............                1,388,460       1,227,208

        Operating profit.......................                  281,031         260,623

Non-recurring finance charges..................                   35,260              --
Interest expense...............................                   38,158          49,565
Interest income................................                   (3,284)         (2,016)
                                                             -----------     -----------

        Earnings before income taxes...........                  210,897         213,074

Income tax expense.............................                   80,900          86,119
                                                             -----------     -----------

        NET EARNINGS...........................                  129,997         126,955
                                                             -----------     -----------
Preferred dividends............................                       --          10,211
                                                             -----------     -----------

Net earnings allocable to common stockholders...             $   129,997     $   116,744
                                                             ===========     ===========

Basic earnings per common share................              $      1.52     $      1.70
                                                             ===========     ===========

Diluted earnings per common share..............              $      1.47     $      1.39
                                                             ===========     ===========

           See accompanying notes to consolidated financial statements

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  2003                 2002
                                                    ----------          ------------
                                                              UNAUDITED
Revenues
  Store
     Rentals and fees.........................      $ 497,881             $ 456,208
     Merchandise sales........................         34,453                24,710
     Installment sales........................          4,633                    --
     Other....................................            697                   561
  Franchise
     Merchandise sales........................         10,754                11,566
     Royalty income and fees..................          1,407                 1,516
                                                    ---------             ---------
                                                      549,825               494,561

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise.......        107,777                95,508
     Cost of merchandise sold.................         25,901                18,471
     Cost of installment sales................          2,120                    --
     Salaries and other expenses..............        296,427               268,552
  Franchise cost of merchandise sold..........         10,298                11,061
                                                    ---------             ---------
                                                      442,523               393,592

  General and administrative expenses.........         16,617                15,325
  Amortization of intangibles.................          3,183                 1,557
                                                    ---------             ---------

        Total operating expenses..............        462,323               410,474

        Operating profit......................         87,502                84,087

Non-recurring finance charges.................          7,512                    --
Interest expense..............................         11,565                15,301
Interest income...............................         (1,305)                 (588)
                                                    ---------             ---------

        Earnings before income taxes..........         69,730                69,374

Income tax expense............................         25,992                27,925
                                                    ---------             ---------

        NET EARNINGS..........................         43,738                41,449

Preferred dividends...........................             --                 1,321
                                                    ---------             ---------

Net earnings allocable to common stockholders..     $  43,738             $  40,128
                                                    =========             =========

Basic earnings per common share................     $    0.54             $    0.50
                                                    =========             =========

Diluted earnings per common share..............     $    0.52             $    0.46
                                                    =========             =========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
(IN THOUSANDS OF DOLLARS)                                                   2003                 2002
                                                                         ----------           ----------
                                                                                   UNAUDITED
Cash flows from operating activities
   Net earnings....................................................      $ 129,997            $ 126,955
   Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation of rental merchandise...........................        323,778              282,085
      Depreciation of property assets..............................         32,068               28,525
      Amortization of intangibles..................................          9,352                3,199
      Amortization of financing fees...............................            631                5,451
      Deferred income taxes........................................          9,356               28,460
      Non-recurring financing charges..............................         23,329                   --
   Changes in operating assets and liabilities, net of effects of acquisitions
      Rental merchandise...........................................       (281,684)            (238,606)
      Accounts receivable - trade..................................         (5,781)              (1,221)
      Prepaid expenses and other assets............................         22,093               (6,327)
      Accounts payable - trade.....................................         15,393                  968
      Accrued liabilities..........................................         22,050               36,194
                                                                         ---------            ---------
        Net cash provided by operating activities..................        300,582              265,683
Cash flows from investing activities

   Purchase of property assets.....................................        (40,200)             (27,606)
   Proceeds from sale of property assets...........................            619                  216
   Acquisitions of businesses, net of cash acquired................       (110,900)             (43,322)
                                                                         ---------            ---------
        Net cash used in investing activities......................       (150,481)             (70,712)
Cash flows from financing activities

   Purchase of treasury stock......................................       (246,380)             (46,603)
   Exercise of stock options.......................................         25,035               23,185
   Issuance of subordinated notes..................................        300,000                   --
   Payment of refinancing charges..................................        (17,049)                  --
   Proceeds from debt..............................................        400,000                   --
   Repurchase of subordinated notes, including premium paid........       (290,956)              (1,250)
   Repayments of debt..............................................       (250,500)            (168,000)
                                                                         ---------            ---------
        Net cash used in financing activities......................        (79,850)            (192,668)

        NET INCREASE IN CASH AND CASH EQUIVALENTS..................         70,251                2,303

Cash and cash equivalents at beginning of period...................         85,723              107,958
                                                                         ---------            ---------
Cash and cash equivalents at end of period.........................      $ 155,974            $ 110,261
                                                                         =========            =========

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
(IN THOUSANDS OF DOLLARS)                                                   2003                 2002
                                                                         -----------          ----------
                                                                                     UNAUDITED
Supplemental cash flow information
  Cash paid during the year for:
     Interest.....................................................        $  40,936            $ 47,468
     Income taxes.................................................        $  45,800            $ 29,225
Supplemental schedule of non-cash investing and financing
activities
Fair value of assets acquired.....................................        $ 110,900            $ 43,322
Cash paid.........................................................        $ 110,900            $ 43,322
Liabilities assumed...............................................        $      --            $     --

During the first nine months of 2003, the Company paid dividends on its preferred stock of approximately $56 in cash. During the first nine months of 2002, the Company paid dividends on its preferred stock of approximately $10.2 million by issuing 7,371 shares of preferred stock.

          See accompanying notes to consolidated financial statements.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, our Quarterly Report on Form 10-Q for the three months ended March 31, 2003, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2003. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2. Stock Split. On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split on our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in the stockholder's equity accounts and in all share data in the consolidated statements of earnings, notes to the consolidated financial statements and management's discussion and analysis, unless otherwise noted.

3. New Accounting Pronouncement. In May 2003, the Financial Accounting Standards Board issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.150 revised the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial condition. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard for the quarter ended September 30, 2003 and reclassified $2,000 of redeemable convertible voting preferred stock to liabilities. The adoption of SFAS No.150 did not have a material impact on our results of operations, financial condition or cash flows.

4. Principles of Consolidation and Nature of Operations. Unless the context indicates otherwise, references to "Rent-A-Center" refer only to Rent-A-Center, Inc., the parent, and references to "we," "us" and "our" refer to the consolidated business operations of Rent-A-Center and all of its direct and indirect subsidiaries. These financial statements include the accounts of Rent-A-Center and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         At September 30, 2003, we operated 2,600 company-owned stores nationwide and in Puerto Rico, including 23 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name "Get It Now." Rent-A-Center's primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

         ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2003, ColorTyme had 326 franchised stores operating in 40 states. ColorTyme's primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme's revenues is generated primarily from royalties based on franchisees' monthly gross revenues.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

5.       Reconciliation of Rental Merchandise.

                                                        NINE MONTHS ENDED     NINE MONTHS ENDED
                  (IN THOUSANDS)                        SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                        ------------------   ------------------
Beginning merchandise value ......................          $ 631,724             $ 653,701
Inventory additions through acquisitions .........             53,988                14,372
Purchases ........................................            424,021               354,431
Depreciation of rental merchandise ...............           (323,778)             (282,085)
Cost of goods sold ...............................            (94,125)              (62,950)
Skips and stolens ................................            (36,527)              (34,651)
Other inventory deletions(1) .....................            (11,685)              (18,224)
                                                            ---------             ---------

Ending merchandise value .........................          $ 643,618             $ 624,594
                                                            =========             =========

                                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                                        SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                        ------------------   ------------------
Beginning merchandise value ......................          $ 676,330             $ 649,205
Inventory additions through acquisitions .........              1,730                 6,746
Purchases ........................................            118,891               102,111
Depreciation of rental merchandise ...............           (107,777)              (95,508)
Cost of goods sold ...............................            (28,021)              (18,471)
Skips and stolens ................................            (14,224)              (11,272)
Other inventory deletions(1) .....................             (3,311)               (8,217)
                                                            ---------             ---------

Ending merchandise value .........................          $ 643,618             $ 624,594
                                                            =========             =========

-----------------
(1) Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

6.       Intangibles.

         Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements. Effective January 1, 2002, under SFAS 142 all goodwill and intangible assets with indefinite lives are no longer subject to amortization. We conducted the required transition test, which showed no impairment of our goodwill.

         Intangibles consist of the following (in thousands):

                                                                      SEPTEMBER 30, 2003                 DECEMBER 31, 2002
                                                                  --------------------------        ----------------------------
                                                        AVG.       GROSS                              GROSS
                                                       LIFE       CARRYING      ACCUMULATED         CARRYING        ACCUMULATED
                                                      (YEARS)      AMOUNT       AMORTIZATION         AMOUNT         AMORTIZATION
                                                      -------     --------      ------------        --------        ------------
Amortizable intangible assets

    Franchise network .......................            10       $  3,000        $  2,175          $  3,000          $  1,950
    Non-compete agreements ..................             5          5,260           1,504             1,510             1,444
    Customer relationships ..................           1.5         19,594          12,760            12,706             6,365

Intangible assets not subject to
amortization

    Goodwill ................................                      877,666          99,162           835,557            99,162
                                                                  --------        --------          --------          --------
Total intangibles ...........................                     $905,520        $115,601          $852,773          $108,921
                                                                  ========        ========          ========          ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

         The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

                  ESTIMATED
             AMORTIZATION EXPENSE
             --------------------
                (IN THOUSANDS)
2003.....          $ 3,003
2004.....            5,585
2005.....            1,458
2006.....            1,275
2007.....               94
                   -------
Total....          $11,415
                   =======

         Changes in the net carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of January 1, 2003                   $736,395
    Additions during first nine months            42,109
                                                --------
Balance as of September 30, 2003                $778,504
                                                ========

7.       Stock Based Compensation.

         Rent-A-Center's Amended and Restated Long-Term Incentive Plan (the "Plan") for the benefit of certain key employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center's common stock have been reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At September 30, 2003, there were 11,108,951 shares available for issuance under the Plan, of which 6,845,149 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company's employ terminate and become available for re-issuance under the Plan.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                   2003                     2002
                                                                                   ----                     ----
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings allocable to common stockholders
As reported ..........................................................          $   129,997              $   116,744
  Deduct: Total stock-based employee compensation under  fair value
  based method for all awards, net of related tax expense ............               11,808                    8,468
                                                                                -----------              -----------
Pro forma ............................................................          $   118,189              $   108,276
                                                                                ===========              ===========
Basic earnings per common share
As reported ..........................................................          $      1.52              $      1.70
Pro forma ............................................................          $      1.39              $      1.57

Diluted earnings per common share
As reported ..........................................................          $      1.47              $      1.39
Pro forma ............................................................          $      1.34              $      1.30

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                   --------------------------------
                                                                                    2003                     2002
                                                                                    ----                     ----
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings allocable to common stockholders
As reported ...........................................................          $   43,738               $   40,128
  Deduct: Total stock-based employee compensation under  fair value
  based method for all awards, net of related tax expense .............               4,190                    2,689
                                                                                 ----------               ----------
Pro forma .............................................................          $   39,548               $   37,439
                                                                                 ==========               ==========
Basic earnings per common share
As reported ...........................................................          $     0.54               $     0.50
Pro forma .............................................................          $     0.49               $     0.46

Diluted earnings per common share
As reported ...........................................................          $     0.52               $     0.46
Pro forma .............................................................          $     0.47               $     0.43

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 53.5% to 55.2% and 56.4% to 57.3% and risk-free interest rates of 3.2% to 3.7% and 4.7% to 5.5% in 2003 and 2002, respectively, no dividend yield and expected lives of seven years.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

8.       Earnings Per Share.

         Basic and diluted earnings per common share is computed based on the following information:

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     -----------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                NET EARNINGS          SHARES          PER SHARE
                                                     ------------          ------          ---------
Basic earnings per common share .............          $129,997            85,331          $   1.52
Effect of dilutive stock options ............                --             3,006
                                                       --------            ------
Diluted earnings per common share ...........          $129,997            88,337          $   1.47
                                                       ========            ======          =========

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     ----------------------------------------------
                                                     NET EARNINGS          SHARES         PER SHARE
                                                     ------------          ------         ---------
Basic earnings per common share .............          $116,744            68,815          $   1.70
Effect of dilutive stock options ............                --             3,558
Assumed conversion of convertible
  preferred stock ...........................            10,211            18,850
                                                       --------            ------
Diluted earnings per common share ...........          $126,955            91,223          $   1.39
                                                       ========            ======          ========

                                                        THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                     ----------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                NET EARNINGS          SHARES         PER SHARE
                                                     ------------          ------         ---------
Basic earnings per common share .............           $43,738            81,253          $   0.54
Effect of dilutive stock options ............                --             3,153
                                                        -------            ------
Diluted earnings per common share ...........           $43,738            84,406          $   0.52
                                                        =======            ======          ========

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                     ----------------------------------------------
                                                     NET EARNINGS          SHARES         PER SHARE
                                                     ------------          ------         ---------
Basic earnings per common share .............           $40,128            80,888          $   0.50
Effect of dilutive stock options ............                --             3,360
Assumed conversion of convertible
  preferred stock ...........................             1,321             6,830
                                                        -------            ------
Diluted earnings per common share ...........           $41,449            91,078          $   0.46
                                                        =======            ======          ========

         For the nine months ended September 30, 2003 and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 276,125 and 787,500, respectively. For the three months ended September 30, 2003 and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 12,500 and 750,000, respectively.

         Dividends on our preferred stock are payable quarterly at an annual rate of 3.75%. We accounted for shares of preferred stock distributed as dividends in-kind in 2002 at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. In 2002, we began paying dividends on our preferred stock in cash and paid approximately $17 in the third quarter of 2003.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

9.       Subsidiary Guarantors.

         11% Notes. At July 1, 2003, Rent-A-Center East, Inc., one of our subsidiaries, had $84.5 million, net of discount, of 11% senior subordinated notes outstanding, maturing on August 15, 2008. The notes required semi-annual interest-only payments at 11%, and were guaranteed by Rent-A-Center and certain of Rent-A-Center East's direct and indirect wholly-owned subsidiaries, consisting of ColorTyme, Rent-A-Center West, Inc., Get It Now, Rent-A-Center Texas, L.L.C. and Rent-A-Center Texas, L.P. (collectively, the "2001 Subsidiary Guarantors").

         On August 15, 2003, we redeemed all of our remaining outstanding 11% notes in accordance with the terms of the indenture governing the 11% notes, at the applicable redemption price of 105.5% of the principal amount thereof, plus accrued and unpaid interest. The total aggregate redemption price for the 11% notes was approximately $93.75 million, including $4.65 million in accrued interest and $4.65 million in redemption premium. As of September 30, 2003, the 11% notes were no longer outstanding.

         7 1/2% Notes. On May 6, 2003, Rent-A-Center issued $300.0 million aggregate principal amount of 7 1/2% senior subordinated notes, maturing on May 1, 2010. The notes require semi-annual interest-only payments at 7 1/2%, and are guaranteed by certain of Rent-A-Center's direct and indirect wholly-owned subsidiaries, consisting of ColorTyme, Rent-A-Center East, Get It Now, Rent-A-Center Texas, L.L.C., Rent-A-Center Texas, L.P. and Rent-A-Center West, Inc. (collectively, the "2003 Subsidiary Guarantors" and together with the 2001 Subsidiary Guarantors, the "Subsidiary Guarantors"). The notes are redeemable at Rent-A-Center's option, at any time on or after May 1, 2006, at a set redemption price that varies depending upon the proximity of the redemption date to final maturity. Upon a change of control, the holders of the 7 1/2% notes have the right to require Rent-A-Center to redeem the notes.

         The notes contain restrictive covenants, as defined therein, including a consolidated coverage ratio and limitations on incurring additional indebtedness, selling assets of the 2003 Subsidiary Guarantors, granting liens to third parties, making restricted payments and engaging in a merger or selling substantially all of Rent-A-Center's assets.

         The 2003 Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to these notes. The only direct or indirect subsidiaries of Rent-A-Center that are not Subsidiary Guarantors are minor subsidiaries.

         Set forth below is certain condensed consolidating financial information as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. The financial information includes the Subsidiary Guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                               PARENT          SUBSIDIARY     CONSOLIDATING
                                               COMPANY         GUARANTORS      ADJUSTMENTS        TOTALS
                                              ---------       ------------    -------------     -----------
                                                                     (IN THOUSANDS)
SEPTEMBER 30, 2003 (UNAUDITED)

Rental merchandise, net.................      $      --       $    643,618      $       --      $   643,618
Intangible assets, net..................             --            789,919              --          789,919
Other assets............................        902,954            236,108        (823,878)         315,184
                                              ---------       ------------      ----------      -----------
          Total assets..................      $ 902,954       $  1,669,645      $ (823,878)     $ 1,748,721
                                              =========       ============      ==========      ===========
Senior debt.............................      $ 399,000       $         --      $       --      $   399,000
Other liabilities.......................        300,000            769,382        (482,136)         587,246
Preferred stock.........................              2                 --              --                2
Stockholders' equity....................        203,952            900,263        (341,742)         762,473
                                              ---------       ------------      ----------      -----------
          Total liabilities and equity..      $ 902,954       $  1,669,645      $ (823,878)     $ 1,748,721
                                              =========       ============      ==========      ===========

                                                PARENT        RENT-A-CENTER     SUBSIDIARY     CONSOLIDATING
                                               COMPANY            EAST          GUARANTORS      ADJUSTMENTS        TOTALS
                                              ---------       -------------   --------------   -------------     -----------
                                                                              (IN THOUSANDS)
DECEMBER 31, 2002

Rental merchandise, net.................      $      --       $    630,256      $    1,468      $        --      $   631,724
Intangible assets, net..................             --            400,327         343,525               --          743,852
Other assets............................        417,507            121,758          42,953         (341,742)         240,476
                                              ---------       ------------      ----------      -----------      -----------
          Total assets..................      $ 417,507       $  1,152,341      $  387,946      $  (341,742)     $ 1,616,052
                                              =========       ============      ==========      ===========      ===========
Senior debt.............................      $      --       $    249,500      $       --      $        --      $   249,500
Other liabilities.......................             --            495,511          28,639               --          524,150
Preferred stock.........................              2                 --              --               --                2
Stockholders' equity....................        417,505            407,330         359,307         (341,742)         842,400
                                              ---------       ------------      ----------      -----------      -----------
          Total liabilities and equity..      $ 417,507       $  1,152,341      $  387,946      $  (341,742)     $ 1,616,052
                                              =========       ============      ==========      ===========      ===========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                         PARENT        SUBSIDIARY
                                                         COMPANY       GUARANTORS        TOTAL
                                                       -----------   --------------   -----------
                                                                     (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

Total revenues................................         $        --    $  1,669,491    $ 1,669,491
Direct store expenses.........................                  --       1,298,552      1,298,552
Other  expenses...............................                  --         240,942        240,942
                                                       -----------    ------------    -----------
Net earnings .................................         $        --    $    129,997    $   129,997
                                                       ===========    ============    ===========
NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Total revenues................................         $ 1,446,113    $     41,718    $ 1,487,831
Direct store expenses.........................           1,140,684              --      1,140,684
Other expenses................................             181,088          39,104        220,192
                                                       -----------    ------------    -----------
Net earnings..................................         $   124,341    $      2,614    $   126,955
                                                       ===========    ============    ===========

                                                         PARENT        SUBSIDIARY
                                                         COMPANY       GUARANTORS        TOTAL
                                                       -----------   --------------   -----------
                                                                     (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

Total revenues................................         $        --   $     549,825    $   549,825
Direct store expenses.........................                  --         432,225        432,225
Other  expenses...............................                  --          73,862         73,862
                                                       -----------   -------------    -----------
Net earnings..................................         $        --   $      43,738    $    43,738
                                                       ===========   =============    ===========
THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Total revenues................................         $   481,479   $      13,082    $   494,561
Direct store expenses.........................             382,531              --        382,531
Other expenses................................              58,431          12,150         70,581
                                                       -----------   -------------    -----------
Net earnings..................................         $    40,517   $         932    $    41,449
                                                       ===========   =============    ===========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                 PARENT     SUBSIDIARY
                                                                 COMPANY    GUARANTORS       TOTAL
                                                                ---------  ------------    ----------
NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)                           (IN THOUSANDS)

Net cash provided by operating activities ................      $      --    $  300,582    $  300,582
                                                                ---------    ----------    ----------
Cash flows from investing activities
  Purchase of property assets ............................             --       (40,200)      (40,200)
  Acquisitions of businesses, net of cash acquired .......             --      (110,900)     (110,900)
  Proceeds from sale of property assets ..................             --           619           619
                                                                ---------    ----------    ----------
Net cash used in investing activities ....................             --      (150,481)     (150,481)

Cash flows from financing activities
  Purchase of treasury stock .............................       (246,380)           --      (246,380)
  Exercise of stock options ..............................         25,035            --        25,035
  Issuance of subordinated notes .........................        300,000            --       300,000
  Payment of refinancing charges .........................        (17,049)           --       (17,049)
  Proceeds from debt .....................................        400,000            --       400,000
  Repurchase of subordinated notes, including premium
    paid .................................................             --      (290,956)     (290,956)
  Repayments of debt .....................................         (1,000)     (249,500)     (250,500)
  Intercompany advances ..................................       (394,414)      394,414            --
                                                                ---------    ----------    ----------
Net cash provided by (used in) financing activities ......         66,192      (146,042)      (79,850)
                                                                ---------    ----------    ----------
Net increase (decrease) in cash and cash equivalents .....         66,192         4,059        70,251
                                                                ---------    ----------    ----------
Cash and cash equivalents at beginning of period .........             --        85,723        85,723
                                                                ---------    ----------    ----------
Cash and cash equivalents at end of period ...............      $  66,192    $   89,782    $  155,974
                                                                =========    ==========    ==========
NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

Net cash provided by operating activities ................      $ 262,273    $    3,410    $  265,683
                                                                ---------    ----------    ----------
Cash flows from investing activities
  Purchase of property assets ............................        (28,317)          711       (27,606)
  Acquisitions of businesses, net of cash acquired .......        (43,322)           --       (43,322)
  Proceeds from sale of property assets ..................            216            --           216
                                                                ---------    ----------    ----------
Net cash provided by (used in) investing activities ......        (71,423)          711       (70,712)

Cash flows from financing activities
  Purchase of treasury stock .............................        (46,603)           --       (46,603)
  Exercise of stock options ..............................         23,185            --        23,185
  Repurchase of subordinated notes .......................         (1,250)           --        (1,250)
  Repayments of debt .....................................       (168,000)           --      (168,000)
  Intercompany advances ..................................          4,121        (4,121)           --
                                                                ---------    ----------    ----------
Net cash used in financing activities ....................       (188,547)       (4,121)     (192,668)
                                                                ---------    ----------    ----------
Net increase in cash and cash equivalents ................          2,303            --         2,303
                                                                ---------    ----------    ----------
Cash and cash equivalents at beginning of period .........        107,958            --       107,958
                                                                ---------    ----------    ----------
Cash and cash equivalents at end of period ...............      $ 110,261    $       --    $  110,261
                                                                =========    ==========    ==========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

10.      Comprehensive Income.

         Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

                                                   NINE MONTHS ENDED        THREE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                 ---------------------    ----------------------
                                                                   (IN THOUSANDS)
                                                     2003        2002         2003         2002
                                                   ---------   ---------    ---------    ---------
Net earnings ...................................   $ 129,997   $ 126,955    $  43,738    $  41,449
Other comprehensive (loss) income:
     Unrealized gain on derivatives held
       as cash flow hedges:
      Change in unrealized gain during  period..       4,480       7,757           --        2,541
      Reclassification adjustment for loss
           included in net earnings ............      (4,480)     (6,947)          --       (2,395)
                                                   ---------   ---------    ---------    ---------
             Other comprehensive income ........          --         810           --          146
                                                   ---------   ---------    ---------    ---------
Comprehensive income ...........................   $ 129,997   $ 127,765    $  43,738    $  41,595
                                                   =========   =========    =========    =========

         There are no components to other comprehensive income for the three months ended September 30, 2003 as we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

11.      Common and Preferred Stock Transactions.

         In connection with the retirement of J. Ernest Talley, our former Chairman of the Board and Chief Executive Officer, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock beneficially held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share (on a pre-split basis) and a minimum of $20.00 per share (on a pre-split basis). Under this formula, the purchase price for the repurchase was calculated at $20.258 per share (on a pre-split basis). Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis) for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis), for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis). We repurchased those remaining shares on January 30, 2002.

         On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of our common stock (on a pre-split basis) pursuant to a modified "Dutch Auction." On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

         In April 2000, we announced that our Board of Directors had authorized a program to repurchase in the open market and in privately negotiated transactions up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. On August 1, 2003, we agreed to purchase an aggregate of 440,000 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis), 200,000 of which were repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which were repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which were repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. Through September 30, 2003, we repurchased approximately 1.6 million

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

         shares of our common stock (on a pre-split basis) under this program for approximately $91.5 million, of which 216,500 shares (on a pre-split basis) were purchased during the third quarter of 2003 for approximately $15.1 million.

12.      Rent-Way Acquisition.

         On February 8, 2003, we completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, we held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million was remitted in the second quarter of 2003 and the remaining amount, up to $5.0 million, will be remitted in August 2004. We funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with our existing store locations. We entered into this transaction seeing it as an opportunistic acquisition that would allow us to expand our store base in conjunction with our strategic growth plans. The acquisition price was determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. We utilized a third party to review the valuation of certain intangible assets, which resulted in a $4.0 million decrease in the value assigned to customer relationships and a $4.0 increase in the value placed on the non-compete agreement as compared to our original estimates as disclosed in our 2002 annual report on Form 10-K. The table below summarizes the allocation of the purchase price based on the fair values of the assets acquired:

                                                        FAIR VALUES
                                                       (IN THOUSANDS)
                                                       --------------
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

13.      Guarantees.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. We have applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002, and have adopted the quarterly disclosure provisions of FIN 45 for the quarter ended September 30, 2003. The adoption of FIN 45 did not have a material impact on our results of operations, financial condition or cash flows.

         During the third quarter 2003, ColorTyme was a party to an agreement with Textron Financial Corporation, who provided $40.0 million in financing to qualifying franchisees of ColorTyme. On October 1, 2003, ColorTyme refinanced its existing franchisee financing facility with Textron Financial Corporation by entering into a new $50.0 million credit facility, provided by Wells Fargo Foothill, Inc., which provides financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $29.5 million was outstanding as of September 30, 2003. Mark E. Speese, Rent-A-Center's Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

         We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. One of our letters of credit is renewed automatically every year unless we notify the institution not to renew. The other letter of credit expires in August 2004.

         At September 30, 2003, we had $108.8 million in outstanding letters of credit. Of the $108.8 million, $80.0 million is supported by our additional term loan facility. Under this additional term loan facility, in the event that a letter of credit is drawn upon, we have the right to either repay the additional term loan facility lenders the

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

         amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility accrues at the adjusted prime rate plus 1.25% or, at our option, at the Eurodollar Rate plus 2.25%, with the entire amount of the additional term loan facility due on May 28, 2008. The remaining $28.8 million reduces the amount available under our $120.0 million revolving facility.

14.      Recapitalization.

         In April 2003, we commenced a program to recapitalize a portion of our financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of our $272.25 million principal amount of 11% notes, the redemption of the remaining 11% notes, the issuance of $300.0 million principal amount of 7 1/2% notes, the refinancing of our senior debt and the repurchase of shares of our common stock.

         On April 23, 2003, we announced a tender offer for all of our $272.25 million principal amount of 11% notes. On May 6, 2003, we repurchased approximately $183.0 million principal amount of 11% notes pursuant to the debt tender offer. On August 15, 2003, we redeemed all of the remaining outstanding 11% notes in accordance with the terms of the indenture governing the 11% notes, at the applicable redemption price of 105.5% of the principal amount thereof, plus accrued and unpaid interest to that date. The total aggregate redemption price for the 11% notes was approximately $93.75 million, including $4.65 million in accrued interest and $4.65 million in redemption premium. Proceeds from the offering of $300 million in 7 1/2% senior subordinated notes due 2010 (discussed below) were used to fund the redemption.

         On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of our common stock (on a pre-split basis) pursuant to a modified "Dutch Auction." On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

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

         During the second and third quarter of 2003, we recorded $35.3 million in non-recurring financing charges in connection with the foregoing recapitalization, of which $7.5 million was recorded in the third quarter.

15.      Subsequent Events.

         New Common Stock Repurchase Program. On October 27, 2003, we announced that our Board of Directors had authorized a new $100 million common stock repurchase program. Our new common stock repurchase program permits us to repurchase shares of our common stock, from time to time, in open market and privately negotiated transactions. In connection with authorizing our new common stock repurchase program, our Board of Directors rescinded the authority to repurchase shares under our previous common stock repurchase program.

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

OUR BUSINESS

We are the largest rent-to-own operator in the United States with an approximate 31% market share based on store count. At September 30, 2003, we operated 2,600 company-owned stores nationwide and in Puerto Rico, including 23 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name "Get It Now." Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2003, ColorTyme had 326 franchised stores in 40 states, 314 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise.

We have pursued an aggressive growth strategy since 1989. We have sought to acquire underperforming stores to which we could apply our operating model as well as open new stores. As a result, acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation, our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

We plan to accomplish our future growth through selective and opportunistic acquisitions. Typically, a newly opened store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $450,000, with roughly 70% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future or as to the number, location or profitability thereof.

In addition, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur, from time to time, additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance additional financing will be available, or if available, will be on terms acceptable to us.

RECENT DEVELOPMENTS

Store Growth. We are actively seeking to increase our store base and annual revenues and profits through opportunistic acquisitions and new store openings. On February 8, 2003, we acquired substantially all of the assets of 295 stores located throughout the United States from Rent-Way, Inc. and certain of its subsidiaries for approximately $100.4 million in cash. Of the 295 stores, 176 were merged with existing locations. Furthermore, during the first nine months of 2003, we acquired 24 additional stores, accounts from 23 additional locations, opened 65 new stores, and closed 15 stores. All of the closed stores were merged with existing store locations. The additional stores and acquired accounts were the result of 26 separate transactions for an aggregate price of approximately $10.5 million in cash. As of November 3, 2003, we have acquired 13 additional stores, accounts from 15 additional locations and opened 12 new stores during the fourth quarter of 2003. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

Recapitalization. In April 2003, we commenced a program to recapitalize a portion of our financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of our $272.25 million principal amount of 11% notes, the redemption of the remaining 11% notes, the issuance of $300.0 million principal amount of 7 1/2% notes, the refinancing of our senior debt and the repurchase of shares of our common stock.

On April 23, 2003, we announced a tender offer for all of our $272.25 million principal amount of 11% notes. On May 6, 2003, we repurchased approximately $183.0 million principal amount of 11% notes pursuant to the debt tender offer. On August 15, 2003, we redeemed all of the remaining outstanding 11% notes in accordance with the terms of the indenture governing the 11% notes, at the applicable redemption price of 105.5% of the principal amount thereof, plus accrued and unpaid interest to that date. The total aggregate redemption price for the remaining 11% notes was approximately $93.75 million, including $4.65 million in accrued interest and $4.65 million in redemption premium. Proceeds from the offering of $300 million in 7 1/2% senior subordinated notes due 2010 were used to pay for the redemption.

During the second and third quarter of 2003, we recorded $35.3 million in non-recurring financing charges in connection with the foregoing recapitalization, of which $7.5 million was recorded in the third quarter.

Repurchase of Common Stock. On July 11, 2003, we repurchased a total of 774,547 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) pursuant to the previously announced agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors. We funded this transaction with the proceeds of our senior credit financing.

On August 1, 2003, we agreed to purchase an aggregate of 440,000 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) pursuant to our previous common stock repurchase program, 200,000 of which were repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which were repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which were repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. We repurchased an additional 216,500 shares of our common stock (on a pre-split basis) under this program for approximately $15.1 million during the third quarter of 2003.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Stock Split. On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split on our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received
1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in the stockholder's equity accounts and in all share data in the consolidated statements of earnings, notes to the consolidated financial statements and management's discussion and analysis, unless otherwise noted.

New Common Stock Repurchase Program. On October 27, 2003, we announced that our Board of Directors had authorized a new $100 million common stock repurchase program. Our new common stock repurchase program permits us to repurchase shares of our common stock, from time to time, in open market and privately negotiated transactions. In connection with authorizing our new common stock repurchase program, our Board of Directors rescinded the authority to repurchase shares under our previous common stock repurchase program.

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

Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and generally does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent. On July 1, 2002, we began accelerating the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months. The purpose for this change is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Store Revenue. Total store revenue increased by $186.8 million, or 12.9%, to $1,632.9 million for the nine months ended September 30, 2003 as compared to $1,446.1 million for the nine months ended September 30, 2002. The increase in total store revenue is primarily attributable to growth in same store revenues, an increase in cash sales and early purchase options, new stores, incremental revenues related to acquisitions, including 295 Rent-Way stores acquired in February 2003, as well as installment sales in our Get It Now stores.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire nine month periods ending September 30, 2003 and 2002. Same store revenues increased by $47.2 million, or 3.9%, to $1,260.5 million for the nine months ended September 30, 2003 from $1,213.3 million in 2002. The increase in same store revenues was primarily attributable to an increase in the total revenue earned per customer including all rentals, fees and cash sales (approximately $1,660 per customer for the nine months ending September 30, 2003 versus approximately $1,590 per customer for the nine months ending September 30, 2002) partially offset by a decrease in customer count. Merchandise sales for all stores increased $31.3 million, or 35.5%, to $119.6 million for 2003 from $88.3 million in 2002. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the first nine months of 2003 (approximately 860,000) from the number of items sold in 2002 (approximately 652,000). This increase in the number of items sold in 2003 versus the same period in 2002 was primarily the result of an increase in the number of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue decreased by $5.2 million, or 12.4%, to $36.5 million for the nine months ended September 30, 2003 as compared to $41.7 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations, many of which were acquired by us, during the first nine months of 2003 as compared to the first nine months of 2002.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $41.7 million, or 14.8%, to $323.8 million for the nine months ended September 30, 2003 from $282.1 million in 2002. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue increased to 21.6% in 2003 from 20.8% for the same period in 2002. These increases were primarily attributable to an increase in rental and fee revenue, a different pricing strategy in 2003 versus 2002 and higher depreciation associated with the Rent-Way inventory acquired in February 2003.

Cost of Merchandise Sold. Cost of merchandise sold increased by $23.7 million, or 37.7%, to $86.7 million for the nine months ended September 30, 2003 as compared to $63.0 million in 2002. This increase was primarily a result of an increase in the number of items sold during the first nine months of 2003 as compared to the first nine months of 2002, as well as the additional sales of inventory gained through the acquisition of 295 Rent-Way stores. The gross margin percentage of merchandise sales decreased to 27.5% in 2003 from 28.7% in 2002. This percentage decrease was primarily attributable to the sale of merchandise acquired from Rent-Way in February 2003.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 53.9% for the nine months ended September 30, 2003 from 55.0% for the nine months ended September 30, 2002. This decrease was primarily attributable to an increase in store revenues in the first nine months of 2003 as compared to 2002 coupled with the continued realization of our margin enhancement initiatives and reductions in store level costs.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $4.8 million, or 13.5%, to $30.8 million for the nine months ended September 30, 2003 as compared to $35.6 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations, many of which were acquired by us, in the first nine months of 2003 as compared to the first nine months of 2002.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue decreased to 3.0% for the nine months ending September 30, 2003 as compared to 3.2% for the nine months ending September 30, 2002. This decrease is primarily attributable to the effect of a $2.0 million legal charge associated with the settlement of class action gender discrimination lawsuits in the second quarter of 2002.

Amortization of Intangibles. Amortization of intangibles increased by $6.2 million, or 192.3%, to $9.4 million for the nine months ended September 30, 2003 as compared to $3.2 for the nine months ended September 30, 2002. This increase was primarily attributable to the Rent-Way acquisition and the number of acquisitions made during the later part of 2002 versus 2001. As a result of these acquisitions, amortization of intangibles is higher in the first nine months of 2003 versus 2002.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Operating Profit. Operating profit increased by $20.4 million, or 7.8%, to $281.0 million for the nine months ended September 30, 2003 as compared to $260.6 million in 2002. This increase was primarily attributable to growth in total revenues and the improvements in salaries and other expenses under our cost control programs. Operating profit as a percentage of total revenue decreased to 16.8% for the nine months ended September 30, 2003, from 17.5% in 2002. This percentage decrease was primarily attributable to the increase in amortization of intangibles during the first nine months of 2003 versus 2002, as well as the effect of the Rent-Way acquisition.

Net Earnings. Net earnings increased by $3.0 million, or 2.4%, to $130.0 million for the nine months ended September 30, 2003 as compared to $127.0 million in 2002. Before the after-tax effect of the $35.3 million non-recurring recapitalization charges recorded in the first nine months of 2003, net earnings increased by $24.8 million, or 19.5%, to $151.7 million for the nine months ended September 30, 2003 as compared to $127.0 million in 2002. This increase is primarily attributable to growth in total revenues, a decrease in interest expense, a lower effective tax rate and the improvements in salaries and other expenses under our cost control programs offset by an increase in amortization of intangibles.

Preferred Dividends. Dividends on our preferred stock are payable quarterly at an annual rate of 3.75%. Preferred dividends decreased by $10.2 million, or 100% for the nine months ended September 30, 2003, due to the conversion of all but two shares of outstanding preferred stock in August 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Store Revenue. Total store revenue increased by $56.2 million, or 11.7%, to $537.7 million for the three months ended September 30, 2003 as compared to $481.5 million for the three months ended September 30, 2002. The increase in total store revenue is primarily attributable to growth in same store revenues, an increase in cash sales and early purchase options, new stores, incremental revenues related to acquisitions, including 295 Rent-Way stores acquired in February 2003, as well as installment sales in our Get It Now stores.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending September 30, 2003 and 2002. Same store revenues increased by $14.3 million, or 3.4%, to $432.2 million for the three months ended September 30, 2003 as compared to $417.9 million in 2002. The increase in same store revenues was primarily attributable to an increase in the total revenue earned per customer including all rentals, fees and cash sales (approximately $551 per customer for the quarter ending September 30, 2003 versus approximately $525 per customer for the quarter ending September 30, 2002) partially offset by a decrease in customer count. Merchandise sales for all stores increased $9.7 million, or 39.4%, to $34.4 million for the three months ended September 30, 2003 as compared to $24.7 million in 2002. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the third quarter of 2003 (approximately 290,000) from the number of items sold in 2002 (approximately 206,000). This increase in the number of items sold in 2003 versus the same period in 2002 was primarily the result of an increase in the number of customers exercising early purchase options.

Franchise Revenue. Total franchise revenue decreased by $921,000, or 7.0%, to $12.2 million for the three months ended September 30, 2003 as compared to $13.1 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of a decrease in the number of franchised locations, many of which were acquired by us, in the third quarter of 2003 as compared to the third quarter of 2002.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $12.3 million, or 12.8%, to $107.8 million for the three months ended September 30, 2003 as compared to $95.5 million in 2002. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue increased to 21.6% in 2003 from 20.9% for the same period in 2002. These increases were primarily attributable to an increase in rental and fee revenue, a different pricing strategy in 2003 versus 2002 and higher depreciation associated with the Rent-Way inventory acquired in February 2003.

Cost of Merchandise Sold. Cost of merchandise sold increased by $7.4 million, or 40.2%, to $25.9 million for the three months ended September 30, 2003 as compared to $18.5 million in 2002. This increase was primarily a result of an increase in the number of items sold during the third quarter of 2003 as compared to the third quarter 2002, as well as the additional sales of inventory gained through the acquisition of 295 Rent-Way stores. The gross margin percent of merchandise sales decreased to 24.8% in 2003 from 25.3% in 2002. This percentage decrease was primarily attributable to the sale of merchandise acquired from Rent-Way in February 2003.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.1% for the three months ended September 30, 2003 from 55.8% for the three months ended September 30, 2002.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

This decrease was primarily attributable to an increase in store revenues in the third quarter of 2003 as compared to 2002 coupled with the continued realization of our margin enhancement initiatives and reductions in store level costs.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $763,000, or 6.9%, to $10.3 million or the three months ended September 30, 2003 as compared to $11.1 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations, many of which were acquired by us, in the third quarter of 2003 as compared to the third quarter of 2002.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue decreased to 3.0% for the three months ending September 30, 2003 as compared to 3.1% for the three months ending September 30, 2002.

Amortization of Intangibles. Amortization of intangibles increased by $1.6 million, or 104.4%, to $3.2 million for the three months ended September 30, 2003 as compared to $1.6 million for the three months ended September 30, 2002. This increase was primarily attributable to the Rent-Way acquisition.

Operating Profit. Operating profit increased by $3.4 million, or 4.1%, to $87.5 million for the three months ended September 30, 2003 as compared to $84.1 million in 2002. This increase was primarily attributable to growth in total revenues and the improvements in salaries and other expenses under our cost control programs. Operating profit as a percentage of total revenue decreased to 15.9% for the three months ended September 30, 2003, from 17.0% in 2002. This percentage decrease was primarily attributable to the increase in amortization of intangibles during the third quarter of 2003 versus 2002, as well as the effect of the Rent-Way acquisition.

Net Earnings. Net earnings increased by $2.3 million, or 5.5%, to $43.7 million for the three months ended September 30, 2003 as compared to $41.4 million in 2002. Before the after-tax effect of the $7.5 million non-recurring recapitalization charges recorded in the third quarter of 2003, net earnings increased by $7.0 million, or 16.9%, to $48.4 million for the three months ended September 30, 2003 as compared to $41.4 million in 2002. This increase is primarily attributable to growth in total revenues, a decrease in interest expense, a lower effective tax rate and the improvements in salaries and other expenses under our cost control programs offset by an increase in amortization of intangibles.

Preferred Dividends. Dividends on our preferred stock are payable quarterly at an annual rate of 3.75%. Preferred dividends decreased by $1.3 million, or 100% for the three months ended September 30, 2003, due to the conversion of all but two shares of outstanding preferred stock in August 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased by $34.9 million to $300.6 million for the nine months ending September 30, 2003 as compared to $265.7 million in 2002. This increase resulted primarily from an increase in non-cash depreciation expense and prepaid expenses as well as the non-recurring finance charges in the second and third quarter of 2003 offset by increased inventory purchases during the first nine months of 2003 as compared to 2002.

Cash used in investing activities increased by $79.8 million to $150.5 million during the nine month period ending September 30, 2003 as compared to $70.7 million in 2002. This increase is primarily attributable to the acquisition of 295 stores from Rent-Way in February 2003.

Cash used in financing activities decreased by $112.8 million to $79.9 million during the nine month period ending September 30, 2003 as compared to $192.7 million in 2002. This decrease is a result of the $300.0 million received from our issuance of the 7 1/2% notes as well as the new $400.0 million term loan under our senior credit facilities entered into in May 2003, offset by our repurchase of $291.0 million of our 11% notes, the repayment of $250.5 million on our senior credit facilities and repurchase of $246.4 million of our common stock.

Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures and our store expansion program. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, we may incur additional debt, or may issue debt or equity securities to finance our operating and growth strategies. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs into 2004. Our existing revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $130.0 million, of which $101.2 million was available at November 5, 2003. At November 3, 2003, we had approximately $115.0 million in cash. To the extent we have available cash that is not necessary for store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

Our senior credit facilities and the indenture governing our 7 1/2% notes contain certain change in control provisions. A change in control would result in an event of default under our senior credit facilities, and, pursuant to the underlying indenture would also require us to offer to repurchase all of our 7 1/2% notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Provisions of our senior credit facilities restrict the repurchase of all of our 7 1/2% notes. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the 7 1/2% notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will have increased by approximately $103.1 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005.

Rental Merchandise Purchases. We purchased $424.0 million and $354.4 million of rental merchandise during the nine month periods ending September 30, 2003 and 2002, respectively.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $40.2 million and $27.6 million on capital expenditures during the nine month periods ending September 30, 2003 and 2002, respectively, and expect to spend approximately $10.0 million for the remainder of 2003.

Acquisitions and New Store Openings. For the first nine months of 2003, we spent approximately $110.9 million on acquiring stores and accounts, of which $100.4 million was for the Rent-Way acquisition. For the entire year ending December 31, 2003, we intend to add approximately 10% to our store base by opening approximately 90 new store locations as well as continuing to pursue opportunistic acquisitions.

The profitability of our stores tends to grow at a slower rate approximately five years from the time we open or acquire them. As a result, in order for us to show improvements in our profitability, it is important for us to continue to open stores in new locations or acquire under-performing stores on favorable terms. There can be no assurance that we will be able to acquire or open new stores at the rates we expect, or at all. Additionally, we cannot assure that the stores we do acquire or open will be profitable at the same levels that our current stores are, or at all.

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at September 30, 2003.

    YEAR ENDING
   DECEMBER 31,         (IN THOUSANDS)
-------------------     --------------
      2003.........         $  1,000
      2004.........            4,000
      2005.........            4,000
      2006.........            4,000
      2007.........            4,000
Thereafter.........          382,000
                            --------
                            $399,000
                            ========

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Senior Credit Facilities. On May 28, 2003, we entered into a new senior credit facility provided by a syndicate of banks and other financial institutions led by Lehman Commercial Paper, Inc., as administrative agent. At September 30, 2003, we had a total of $399.0 million outstanding under our senior credit facilities related to our term loans and $91.2 million of availability under the revolving credit line portion of our senior credit facilities.

The senior credit facility also includes an $80.0 million additional term loan facility. This facility is currently held to support our outstanding letters of credit. In the event that a letter of credit is drawn upon, we have the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility loan accrues at an adjusted prime rate plus 1.25% or, at our option, at the Eurodollar base rate plus 2.25%, with the entire amount of the additional term loan facility due on May 28, 2008.

Borrowings under our senior credit facilities bear interest at varying rates equal to 2.25% over the Eurodollar rate, which was 1.12% at September 30, 2003. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our subsidiaries.

Our senior credit facilities contain covenants, including without limitation, covenants that generally limit our ability to:

         - incur additional debt (including subordinated debt) in excess of $35 million at any one time outstanding;

         -        repurchase our capital stock and 7 1/2% notes;

         -        incur liens or other encumbrances;

         - merge, consolidate or sell substantially all our property or business;

         - sell assets, other than inventory in the ordinary course of business;

         - make investments or acquisitions unless we meet financial tests and other requirements;

         -        make capital expenditures; or

         -        enter into a new line of business.

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At September 30, 2003, the maximum consolidated leverage ratio was 2.75:1, the minimum consolidated interest coverage ratio was 3.50:1, and the minimum fixed charge coverage ratio was 1.50:1. On that date, our actual ratios were 1.53:1, 6.02:1 and 2.51:1, respectively. In addition, we are generally required to use 25% of the net proceeds from equity offerings to repay our term loans.

Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facilities would occur if there is a change of control. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in our Board of Directors occurs.

7 1/2% Senior Subordinated Notes. On May 6, 2003, we issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of the 11% senior subordinated notes.

The 2003 indenture contains covenants that limit Rent-A-Center's ability to:

-        incur additional debt;

-        sell assets or our subsidiaries;

-        grant liens to third parties;

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

-        pay dividends or repurchase stock; and

-        engage in a merger or sell substantially all of its assets.

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

ColorTyme Guarantee. During the third quarter 2003, ColorTyme was a party to an agreement with Textron Financial Corporation, who provided $40.0 million in financing to qualifying franchisees of ColorTyme. On October 1, 2003, ColorTyme refinanced its existing franchisee financing facility with Textron Financial Corporation by entering into a new $50.0 million credit facility, provided by Wells Fargo Foothill, Inc., which provides financing to qualifying franchisees of ColorTyme of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $29.5 million was outstanding as of September 30, 2003. Mark E. Speese, Rent-A-Center's Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of September 30, 2003, we have paid approximately $124.5 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, as well as from cash flow from operations.

On November 12, 2002, we signed a settlement agreement settling the Wisconsin Attorney General matter, which was approved by the court on the same day. Under the terms of the settlement, we created a restitution fund in the amount of $7.0 million for our eligible Wisconsin customers who had either completed or active transactions with us as of September 30, 2002. In addition, we paid $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. A portion of the restitution fund was allocated for customers with completed transactions as of September 30, 2002, and the balance was allocated for restitution on active transactions as of September 30, 2002, all of which have now terminated according to their terms when customers either acquired or returned the merchandise. Restitution will be offered on all such active transactions with funds in the restitution fund. We believe the amount in the restitution fund will be sufficient to pay the required amount of restitution on all eligible active transactions. Any unclaimed restitution funds at the conclusion of the restitution period will be returned to us.

Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note J of our consolidated financial statements included in our Annual Report on Form 10-K.

Sales of Equity Securities. During 1998, we issued 260,000 shares of our preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our preferred stock accrue on a quarterly basis at the rate of 3.75%, or $37.50 per annum. Prior to the conversion of all but two shares of our preferred stock in August 2002, we paid these dividends in additional shares of preferred stock because of restrictive provisions in our senior credit facilities. We have the ability to pay the dividends in cash and may do so under our senior credit facilities so long as we are not in default.

In connection with the issuance of our preferred stock in August 1998, we entered into a registration rights agreement with Apollo which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

rights to request that their shares be registered and an affiliate of Bear Stearns elected to participate in such registration. In connection therewith, Apollo and an affiliate of Bear Stearns converted 97,197 shares of our preferred stock held by them into 3,500,000 shares of our common stock, which they sold in the May 2002 public offering that was the subject of Apollo's request. We did not receive any of the proceeds from this offering.

On August 5, 2002, the first date on which we had the right to optionally redeem the shares of preferred stock, the holders of our preferred stock converted all but two shares of our preferred stock held by them into 7,281,548 shares of our common stock (on a pre-split basis). As a result, the dividend on our preferred stock was substantially eliminated for future periods. In connection with Apollo's conversion of all but two of the shares of preferred stock held by them on August 5, 2002, we granted Apollo an additional right to effect a demand registration under the existing registration rights agreement we entered into with them in 1998, such that Apollo now has two demand rights. In connection with the repurchase of 774,547 shares of our common stock (on a pre-split basis) from Apollo in July 2003, Apollo exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2003:

                                                                   PAYMENTS DUE BY YEAR END
Contractual Cash Obligations         TOTAL         2003        2004          2005         2006        2007       2008 AND THEREAFTER
----------------------------         -----         ----        ----          ----         ----        ----       -------------------
                                                                        (IN THOUSANDS)
Senior Credit Facilities
 (including current portion)..     $  399,000   $    1,000   $    4,000   $    4,000   $    4,000   $    4,000       $  382,000
7 1/2% Senior Subordinated
 Notes(1).....................        457,188       10,938       22,500       22,500       22,500       22,500          356,250
Operating Leases..............        427,350       33,943      124,791       98,927       63,539       35,444           70,706
                                   ----------   ----------   ----------   ----------   ----------   ----------       ----------
Total                              $1,283,538   $   45,881   $  151,291   $  125,427   $   90,039   $   61,944       $  808,956

--------------------
(1) Includes interest payments of $11.25 million on each of May 1 and November 1 of each year after 2003.

Repurchases of Outstanding Securities. In connection with the retirement of J. Ernest Talley, our former Chairman of the Board and Chief Executive Officer, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock beneficially held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share (on a pre-split basis) and a minimum of $20.00 per share (on a pre-split basis). Under this formula, the purchase price for the repurchase was calculated at $20.258 per share (on a pre-split basis). Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis) for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis), for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis). We repurchased those remaining shares on January 30, 2002.

On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo's aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of our common stock (on a pre-split basis) pursuant to a modified "Dutch Auction." On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

In April 2000, we announced that our Board of Directors had authorized a program to repurchase in the open market and in privately negotiated transactions up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. On August 1, 2003, we agreed to purchase an aggregate of 440,000 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis), 200,000 of which were repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which were repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which were repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. Through September 30, 2003, we repurchased approximately 1.6 million shares of our common stock (on a pre-split basis) under this program for approximately $91.5 million, of which 216,500 shares (on a pre-split basis) were purchased during the third quarter of 2003 for approximately $15.1 million.

On October 27, 2003, we announced that our Board of Directors had authorized a new $100 million common stock repurchase program. Our new common stock repurchase program permits us to repurchase shares of our common stock, from time to time, in open market and privately negotiated transactions. In connection with authorizing our new common stock repurchase program, our Board of Directors rescinded the authority to repurchase shares under our previous common stock repurchase program.

Stock Split. On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split on our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received
1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003.

Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise their early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of rental purchase agreements on rent in the third quarter of each fiscal year when compared to other quarters throughout the year. As a result, we would expect revenues for the third quarter of each fiscal year to remain relatively flat or slightly below the prior quarter. We expect this trend to continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of September 30, 2003, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2% and $399.0 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at September 30, 2003 was $317.3 million which is $17.3 million above their carrying value. Unlike the subordinated notes, the $399.0 million in term loans have variable interest rates indexed to current Eurodollar rates. As of September 30, 2003, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

MARKET RISK

Market risk is the potential change in an instrument's value caused by fluctuations in interest rates. Our primary market risk exposure is fluctuations in interest rates. Monitoring and managing this risk is a continual process carried out by our Board of Directors and senior management. We manage our market risk based on an ongoing assessment of trends in interest rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

INTEREST RATE RISK

We hold long-term debt with variable interest rates indexed to prime or the Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

On October 1, 2002, in anticipation of the settlement of this matter, we changed our business practices in Wisconsin to a retail sale model. Accordingly, our 23 Wisconsin stores now offer credit sale transactions and operate under our subsidiary Get It Now, which is subject to regulation under the Wisconsin Consumer Act.

On November 12, 2002, we signed a settlement agreement for this suit with the Attorney General, which was approved by the court on the same day. Under the terms of the settlement, we created a restitution fund in the amount of $7.0 million for our eligible Wisconsin customers who had either completed or active transactions with us as of September 30, 2002. In addition, we paid $1.4 million to the State of Wisconsin for fines, penalties, costs and fees. A portion of the restitution fund was allocated for customers with completed transactions as of September 30, 2002, and the balance was allocated for restitution on active transactions as of September 30, 2002, all of which have now terminated according to their terms when customers either acquired or returned the merchandise. Restitution will be offered on all such active transactions with funds in the restitution fund. We believe the amount in the restitution fund will be sufficient to pay the required amount of restitution on all eligible active transactions. Any unclaimed restitution funds at the conclusion of the restitution period will be returned to us. Any customer accepting a restitution check will be required to release us and our subsidiary ColorTyme from all claims related to their transaction or transactions with us. We, together with ColorTyme, entered into an injunction requiring each of us to comply with the Wisconsin Consumer Act in any transaction in Wisconsin in which the customer can become the owner of merchandise other than through a single lump sum payment.

Terry Walker, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against us and certain of our current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our financial performance and prospects for the third and fourth quarters of 2001. The complaint purported to be brought on behalf of all purchasers of our common stock from April 25, 2001 through October 8, 2001 and sought damages in unspecified amounts. Similar complaints were consolidated by the court with the Walker matter in October 2002.

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

On September 30, 2003, the Court granted our motion to dismiss without prejudice, dismissed without prejudice the outside directors' and underwriters' separate motions to dismiss and denied our motion to transfer venue. In its order on the motions to dismiss, the Court granted the lead plaintiffs leave to replead the case within certain parameters. The lead plaintiffs have until December 1, 2003 to replead, should they elect to do so. On October 9, 2003, the lead plaintiffs filed a motion for reconsideration with the Court with respect to the Securities Act claims. In that motion, they indicated they intend to replead their claims. We filed our response to this motion on October 24, 2003. No decision on the lead plaintiffs' motion has been entered by the Court.

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

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

the plaintiffs' claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

State Wage and Hour Class Actions. On August 20, 2001, a putative class action was filed against us in state court in Multnomah County, Oregon entitled Rob Pucci, et. al. v. Rent-A-Center, Inc. alleging violations of Oregon state law regarding overtime, lunch and work breaks and failure to timely pay all wages due our Oregon employees, as well as contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. As of September 30, 2003, we operated 23 stores in Oregon. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of "time and a half," but stated that the plaintiffs may recover "straight-time" to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims and granted plaintiff's motion for class certification with respect to the remaining claims. We strongly disagree with the court's rulings against our positions and requested that the court grant us interlocutory appeal on those matters. The plaintiffs filed a motion for summary judgment seeking to resolve certain factual issues related to the purported class, which was denied on July 1, 2003. On October 10, 2003, the Court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal. The Court has not yet entered an order on these matters. We intend to challenge the appropriateness of the Court's class certification. Although we believe the Court's certification ruling is inappropriate and that the claims remaining in this case are without merit, we cannot assure you we will be found to have no liability in this matter.

We are subject to a similar suit pending in Clark County, Washington entitled Kevin Rose, et al. v. Rent-A-Center, Inc., et al. and two similar suits pending in Los Angeles, California entitled Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al. and Israel French, et al. v. Rent-A-Center, Inc., each of which allege similar violations of the wage and hour laws of those respective states. As of September 30, 2003, we operated 41 stores in Washington and 152 stores in California. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in two of the three similar suits. On March 24, 2003, the Burdusis court denied the plaintiffs' motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court's denial of class certification in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On May 14, 2003, the Rose court denied the plaintiffs' motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner's ruling, to which we responded on October 30, 2003. No decision on the plaintiffs' motion has been entered by the Court of Appeals. Although the wage and hour laws and class certification procedures of Oregon, Washington and California contain certain differences that could cause differences in the outcome of the pending litigation in these states, we believe the claims of the purported classes involved in each are without merit. We cannot assure you, however, that we will be found to have no liability in these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2003, the Series C preferred stockholders approved the repurchase of 200,000 shares of common stock (on a pre-split basis) from Mark E. Speese, Rent-A-Center's Chairman of the Board and Chief Executive Officer, by unanimous written consent in lieu of a special meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

CURRENT REPORTS ON FORM 8-K

Form 8-K, dated August 15, 2003, on Item 5 relating to our stock split.

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

                                      RENT-A-CENTER, INC.

                                      By:  /s/ Robert D. Davis
                                           -------------------------------------
                                           Robert D. Davis
                                           Senior Vice President-Finance,
                                           Chief Financial Officer and Treasurer

Date: November 5, 2003

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                   EXHIBIT DESCRIPTION
------                                                   -------------------
2.2(1)      -- Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and
            Rent-Way, Inc., Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

2.2(2)      -- Letter Agreement, dated December 31, 2002

2.3(3)      -- Letter Agreement, dated January 7, 2003

2.4(4)      -- Letter Agreement, dated February 7, 2003

2.5(5)      -- Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)

2.6(6)      -- Letter Agreement, dated March 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted.
            Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)

3.1(7)      -- Certificate of Incorporation of Rent-A-Center, Inc., as amended

3.2(8)      -- Amended and Restated Bylaws of Rent-A-Center, Inc.

4.1(9)      -- Form of Certificate evidencing Common Stock

4.2*        -- Certificate of Elimination of Series A Preferred Stock

4.3(10)     -- Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc.

4.4(11)     -- Form of Certificate evidencing Series C Preferred Stock

4.5(12)     -- Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East,
            Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and
            Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee

4.6(13)     -- Form of 2003 Exchange Note

10.1*       -- Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan

10.2(14)    -- Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December
            31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank
            of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.3(15)    -- First Amendment, dated as of April 22, 2003, to the Amended and Restated Credit Agreement, dated as of
            August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center
            East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan
            Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.4(16)    -- Credit Agreement, dated as of May 28, 2003, among Rent-A-Center, Inc., Morgan Stanley Senior Funding
            Inc., as Documentation Agent, JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent

10.5(17)    -- Guarantee and Collateral Agreement, dated as of August 5, 1998, as amended and restated as of December
            31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of
            JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.6(18)    -- Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center
            East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent

10.7(19)    -- Second Amended and Restated Stockholders Agreement, dated as of August 5, 2002, by and among Apollo
            Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and
            certain other persons

10.8(20)    -- Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo
            Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and
            certain other persons

10.9(21)    -- Fourth Amended and Restated Stockholders Agreement, dated as of July 11, 2003, by and among Apollo
            Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center,

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

EXHIBIT
NUMBER                                                  EXHIBIT DESCRIPTION
------                                                  -------------------
            Inc., and certain other persons

10.10(22)   -- Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo
            Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the Series A Convertible
            Preferred Stock

10.11(23)   -- Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among
            Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.12(24)   -- Third Amendment to Registration Rights Agreement, dated as of December 31, 2002, by and among
            Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.13(25)   -- Fourth Amendment to Registration Rights Agreement, dated as of July 11, 2003, by and between
            Rent-A-Center, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P., related to the
            Series C Convertible Preferred Stock

10.14(26)   -- Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer,
            Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas,
            L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan
            Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia
            Securities, Inc., as Initial Purchasers

10.15(27)   -- Exchange and Registration Rights Agreement, dated December 19, 2001, by and among Rent-A-Center, Inc.,
            ColorTyme, Inc., Advantage Companies, Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated,
            Bear, Stearns & Co. Inc., and Lehman Brothers, Inc.

10.16(28)   -- Amended and Restated Franchisee Financing Agreement, dated March 27, 2002, by and between Textron
            Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.17(29)   -- Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between
            Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.18(30)   -- First Amendment to Franchisee Financing Agreement, dated July 23, 2002, by and between Textron Financial
            Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.19(31)   -- Second Amendment to Franchisee Financing Agreement, dated September 30, 2002, by and between Textron
            Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.20(32)   -- Third Amendment to Franchisee Financing Agreement, dated March 24, 2003, but effective as of December 31,
            2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.21(33)   -- Supplemental Letter Agreement to Franchisee Financing Amendment, dated May 26, 2003, by and between Texas
            Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.22*      -- Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo
            Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.23(34)   -- Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme,
            Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C.,
            Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co.
            Inc., UBS Warburg LLC and Wachovia Securities, Inc.

10.24(35)   -- Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV,
            L.P., Apollo Overseas Partners IV, L.P. and Rent-A-Center, Inc.

21.1(36)    -- Subsidiaries of Rent-A-Center, Inc.

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

32.1*       -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 by Mark E. Speese

32.2*       -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 by Robert D. Davis

------------

* Filed herewith.

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

(1) Incorporated herein by reference to Exhibit 2.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(2) Incorporated herein by reference to Exhibit 2.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(3) Incorporated herein by reference to Exhibit 2.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(4) Incorporated herein by reference to Exhibit 2.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(5) Incorporated herein by reference to Exhibit 2.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(6) Incorporated herein by reference to Exhibit 2.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(7) Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(8) Incorporated herein by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated as of December 31, 2002

(9) Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4 filed on January 11, 1999

(10) Incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(11) Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(12) Incorporated herein by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(13) Incorporated herein by reference to Exhibit 4.11 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(14) Incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(15) Incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 2003

(16) Incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(17) Incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(18) Incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(19) Incorporated herein by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

                      RENT-A-CENTER, INC. AND SUBSIDIARIES

(20) Incorporated herein by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(21) Incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(22) Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(23) Incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(24) Incorporated herein by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(25) Incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(26) Incorporated herein by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(27) Incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-4 filed on January 22, 2002

(28) Incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(29) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(30) Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(31) Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(32) Incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002

(33) Incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-4 filed July 11, 2003

(34) Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(35) Incorporated herein by reference to Exhibit 99(d)(1) to the registrant's Schedule TO filed on April 28, 2003

(36) Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002