Form 10-K
period 2003-12-31
RENT A CENTER INC DE
filed 2004-03-11
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25370

Rent-A-Center, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Tennyson Parkway

Third Floor
Plano, Texas 75024
972-801-1100
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of the 79,704,580 shares of Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2003	$2,416,642,866
Number of shares of Common Stock outstanding as of the close of business on March 8, 2004:	81,949,634

Documents incorporated by reference:

      Portions of the definitive proxy statement relating to the 2004 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

Overview

      Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.

      We are the largest operator in the United States rent-to-own industry with an approximate 32% market share based on store count. At December 31, 2003, we operated 2,648 company-owned stores nationwide and in Puerto Rico, including 22 stores in Wisconsin operated by our subsidiary Get It Now, LLC under the name “Get It Now.” Another of our subsidiaries, ColorTyme, Inc., is a national franchisor of rent-to-own stores. At December 31, 2003, ColorTyme had 329 franchised stores in 40 states, 317 of which operated under the ColorTyme name and 12 of which operated under the Rent-A-Center name. These franchise stores represent an additional 4% market share based on store count.

      Our stores generally offer high quality, durable products such as home electronics, appliances, computers and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise. Get It Now offers our merchandise on an installment sales basis in Wisconsin. We offer well known brands such as Philips, Sony, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, IBM, Compaq and Hewlett-Packard computers and Ashley, England, Berkline and Standard furniture. We also offer high levels of customer service generally at no charge, including repair, pick-up and delivery. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 63% of our business is from repeat customers.

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

Industry Overview

      According to the Association of Progressive Rental Organizations, the rent-to-own industry consists of approximately 8,300 stores, and provides approximately 6.6 million products to over 2.9 million households. We estimate the 6 largest rent-to-own industry participants account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and we believe will continue to experience, increasing consolidation. We believe this consolidation trend in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.

      The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, 92% of rent-to-own customers have incomes between $15,000 and $50,000 per year. Many of the customers served by the industry do not have access to significant amounts of credit. For these customers, the rent-to-own industry provides an alternative for them to obtain brand name products. The Association of Progressive Rental Organizations also estimates that 93% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not, the low payments, the lack of a credit check, the convenience and flexibility of the transaction, the quality of the merchandise, the quality of the maintenance, delivery, and other services, the friendliness and flexibility of the store employees, and the lack of any problems or hassles.”

Strategy

      We are currently focusing our strategic efforts on:

•	enhancing the operations and profitability in our store locations;

•	opening new stores and acquiring existing rent-to-own stores both in the United States and internationally; and

•	building our national brand

Enhancing Store Operations

      We continually seek to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For example, we continue to focus our operational personnel on prioritizing store profit growth, including the effective pricing of rental merchandise and the management of store level operating expenses. Similarly, we instituted safety and loss prevention programs to maintain store level productivity as well as to minimize costs related to our insurance programs.

      We believe we will achieve further gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

•	use focused advertising and our new business relationships, such as our strategic alliances with McDonald’s and Jackson-Hewitt, to increase store traffic;

•	expand the offering of upscale, higher margin products, such as Philips, Sony, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, IBM, Compaq and Hewlett-Packard computers and Ashley, England, Berkline and Standard furniture to increase the number of product rentals;

•	employ strict store-level cost control;

•	closely monitor each store’s performance through the use of our management information system to ensure each store’s adherence to established operating guidelines;

•	use a revenue and profit based incentive pay plan.

Opening New Stores and Acquiring Existing Rent-To-Own Stores

      We intend to expand our business both by opening new stores in targeted markets and by acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry, which we believe represents a significant opportunity for us. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized chains of rent-to-own stores. We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own industry will result in ongoing consolidation opportunities. Acquired stores benefit from our administrative network, improved product mix, sophisticated management information system and purchasing power. In addition, we have potential access to our franchise locations, possessing the right of first refusal to purchase.

      Since March 1993, our company-owned store base has grown from 27 to 2,648 at December 31, 2003, primarily through acquisitions. During this period, we acquired over 2,300 company-owned stores and over

350 franchised stores in more than 140 separate transactions, including seven transactions where we acquired in excess of 50 stores. The table below summarizes the store growth activity over the last three years.

	2003	2002	2001

New store openings	101	70	76
Acquired stores	160	83	95
Stores from which we acquired accounts	220	126	90
Closed stores
Merged with existing stores	20	23	42
Sold	—	4	6
Total approximate purchase price of acquisitions	$126.1 million	$59.5 million	$49.8 million

      In February 2003, we acquired substantially all of the assets of 295 stores located throughout the United States from Rent-Way, Inc. and certain of its subsidiaries for approximately $100.4 million in cash. Of the 295 stores, 176 were merged with existing locations. Since December 31, 2003, we have acquired 12 additional stores and additional accounts from five locations for approximately $3.9 million in cash and opened an additional 17 new stores. We also closed 18 stores, merging 11 of them with existing stores and selling seven, resulting in a total store count of 2,659 at March 8, 2004.

      On February 4, 2004, we announced that we entered into a definitive agreement to acquire Rainbow Rentals, Inc., a rent-to-own operator, for $16.00 in cash per share of Rainbow common stock. This acquisition consists of 124 rent-to-own stores in 15 states. The agreement also provides that each holder of options of Rainbow will receive an amount equal to the difference between $16.00 and the exercise price of the option. We intend to fund the acquisition primarily with cash on hand. The acquisition, which is expected to be completed in the second quarter of 2004, is conditioned upon customary closing conditions for a transaction of this nature, including the receipt of requisite regulatory approval and approval of Rainbow’s shareholders.

      On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for $3.2 million Canadian dollars ($2.4 million U.S. dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marks the commencement of our business operations in Canada.

      We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry both nationally and internationally. We intend to increase the number of stores in which we operate by an average of approximately 5% to 10% per year over the next several years. We plan to accomplish our future growth through both selective and opportunistic acquisitions and new store development.

Building Our National Brand

      We have implemented strategies to increase our name recognition and enhance our national brand. As part of that strategy, we utilize television and radio commercials, print, direct response and in-store signage, all of which are designed to increase our name recognition among our customers and potential customers. In 2003, we also began a sponsorship with the Woods Brothers NASCAR racing team, which we believe will further enhance our name recognition. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate the customer about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise.

Our Stores

      At December 31, 2003, we operated 2,648 stores nationwide and in Puerto Rico. In addition, our subsidiary ColorTyme franchised 329 stores in 40 states. This information is illustrated by the following table:

	Number of Stores

	Company
Location	Owned	Franchised

Alabama	56	—
Alaska	6	—
Arizona	56	7
Arkansas	32	3
California	158	9
Colorado	36	4
Connecticut	30	5
Delaware	16	1
District of Columbia	4	—
Florida	154	13
Georgia	101	13
Hawaii	11	3
Idaho	7	5
Illinois	124	6
Indiana	106	6
Iowa	22	—
Kansas	31	19
Kentucky	41	4
Louisiana	42	5
Maine	23	10
Maryland	57	6
Massachusetts	48	7
Michigan	103	13
Minnesota	4	—
Mississippi	26	2
Missouri	71	9
Montana	6	4
Nebraska	11	—
Nevada	19	8
New Hampshire	14	2
New Jersey	40	8
New Mexico	13	9
New York	133	14
North Carolina	107	13
North Dakota	2	—
Ohio	160	3
Oklahoma	40	15
Oregon	24	7
Pennsylvania	102	4
Puerto Rico	25	—
Rhode Island	13	2
South Carolina	39	4
South Dakota	5	—
Tennessee	93	4
Texas	278	60
Utah	16	3
Vermont	7	—
Virginia	52	8
Washington	41	9
West Virginia	16	2
Wisconsin	22 *	—
Wyoming	5	—
TOTAL	2,648	329

*	Represents stores operated by Get It Now, LLC, one of our subsidiaries.

     Our stores average approximately 4,400 square feet and are located primarily in strip centers. Because we receive merchandise shipments directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs.

Rent-A-Center Store Operations

Product Selection

      Our stores offer merchandise from four basic product categories: home electronics, appliances, computers and furniture and accessories. Although we seek to ensure our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to ensure strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2003, home electronic products accounted for approximately 40% of our store rental revenue, furniture and accessories for 34%, appliances for 16% and computers for 10%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

      Home electronic products offered by our stores include high definition ready and wide-screen televisions, DVD players, home entertainment centers, video cassette recorders and stereos from top name-brand manufacturers such as Philips, Sony, JVC, Toshiba and Mitsubishi. We rent major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer personal and laptop computers from Dell, IBM, Compaq and Hewlett-Packard. We rent a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Berkline and Standard and other top name-brand manufacturers. Accessories include pictures, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

Rental Purchase Agreements

      Our customers generally enter into weekly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 7 to 30 months, depending upon the product type, or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are contacted to verify the information contained in the customer’s rental purchase order form. Rental payments are generally made in the store in cash, by money order or debit card. Approximately 85% of our customers pay on a weekly basis. Depending on state regulatory requirements, we charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled “— Government Regulation.”

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

Customer Service

      We generally offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our national network of 23 service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/ damage waiver covering the particular loss. Most of the products we offer are covered by a manufacturer’s warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

Collections

      Store managers use our management information system to track collections on a daily basis. For fiscal years 2003, 2002, and 2001, the average week ending past due percentages were 6.55%, 5.95% and 5.74%, respectively. For those fiscal years, our goal was to have no more than 6.50% of our rental agreements past due one day or more each Saturday evening. For the upcoming fiscal year, our goal is to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the numerous personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period. Charge-offs due to customer stolen merchandise, expressed as a percentage of store revenues, were approximately 2.3% in 2003 and 2.5% in each of 2002 and 2001.

Management

      We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and account relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Three times each week, store management is required to count the store’s inventory on hand and compare the count to the accounting records, with the market manager performing a similar audit at least bi-monthly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a market manager within close proximity who typically oversees six to eight stores. Typically, a market manager focuses on developing the personnel in his or her market and ensuring all stores meet our quality, cleanliness and service standards. In addition, a market manager routinely audits numerous areas of the stores’ operations, including gross profit per rental agreement, petty cash and customer order forms. A significant portion of a market manager’s and store manager’s compensation is dependent upon store revenues and profits, which are monitored by our management reporting system and our tight control over inventory afforded by our direct shipment practice.

      At December 31, 2003, we had 348 market managers who, in turn, reported to 56 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the market managers in their region. Similar to the market managers, regional directors are responsible for ensuring store managers are following the operational guidelines, particularly those involving store presentation, collections, inventory levels and order verification. The regional directors report to eight senior vice presidents located throughout the country. The regional directors receive a significant amount of their compensation based on the profitability of the stores under their management.

      Our executive management team at the home office directs and coordinates purchasing, financial planning and controls, employee training, personnel matters, acquisitions and new store initiatives. Our executive management team also evaluates the performance of each region, market and store, including the use of on-site reviews. All members of our executive management team receive a significant amount of their total compensation based on the profits generated by the entire company. As a result, our business strategy emphasizes strict cost containment.

Management Information Systems

      Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day’s activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track all of our merchandise and rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores’ depository accounts into our central operating account based on the balances reported by each store. Our system also includes extensive management software, report-generating capabilities and a virtual private network. The virtual private network allows us to communicate with the stores more effectively and efficiently. The reports for all stores are reviewed on a daily basis by management and unusual items are typically addressed the following business day. Utilizing the management information system, our executive management, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.

      The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.

Purchasing and Distribution

      Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and market managers make specific purchasing decisions for the stores, subject to review by executive management. This is done on our new online ordering system. Additionally, we have predetermined levels of inventory allowed in each store which restrict levels of merchandise that may be purchased. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not utilize any distribution centers. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduces the number of obsolete items in our stores. The stores also have online access to determine whether other stores in their market may have merchandise available.

      We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Ashley and Whirlpool, who accounted for approximately 14.9% and 13.3%, respectively, of merchandise purchased in 2003. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

Marketing

      We promote the products and services in our stores through direct mail advertising, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and name-brand selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. In 2003, we also began a sponsorship with the Woods Brothers NASCAR racing team. Advertising expense as a percentage of store revenue for the years ended December 31, 2003, 2002 and 2001 was approximately 3.1%, 3.2% and 4.0%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.

Competition

      The rent-to-own industry is highly competitive. According to industry sources and our estimates, the six largest industry participants account for approximately 4,800 of the 8,300 rent-to-own stores in the United States. We are the largest operator in the rent-to-own industry with 2,648 stores and 329 franchised locations as of December 31, 2003. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with department stores, credit card companies and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

ColorTyme Operations

      ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2003, ColorTyme franchised 329 rent-to-own stores in 40 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2003, 37 new locations were added, 7 were closed and 19 were sold, of which 18 were sold to us.

      All but 12 of the ColorTyme franchised stores use ColorTyme’s tradenames, service marks, trademarks, logos, emblems and indicia of origin. These 12 stores are franchises acquired in the Thorn Americas acquisition and continue to use the Rent-A-Center name. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 5.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of between $7,500 per location for existing franchisees and up to $35,000 per location for new franchisees.

      The ColorTyme franchise agreement generally requires the franchised stores to utilize specific computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to retrieve data and information from the franchised stores’ computer systems. The franchise agreements also limit the ability of the franchisees to compete with other franchisees.

      The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest supplier is Whirlpool, which accounted for approximately 15% of merchandise purchased by ColorTyme in 2003.

      ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, a wholly owned subsidiary of Rent-A-Center, Inc., guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $29.0 million was outstanding as of December 31, 2003. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

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

      ColorTyme licenses the use of its trademarks to the franchisees under the franchise agreement. ColorTyme owns the registered trademarks ColorTyme®, ColorTyme-What’s Right for You®, and FlexTyme®, along with certain design and service marks.

      Some of ColorTyme’s franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.

      The ColorTyme franchise agreement provides us a right of first refusal to purchase the franchise location of a ColorTyme franchisee that wishes to exit the business.

Get It Now Operations

      All of our Wisconsin stores are operated by our subsidiary Get It Now, LLC. Get It Now operates under a retail operation which generates installment credit sales through a retail transaction. As of December 31, 2003, we operated 22 company-owned stores within Wisconsin, all of which operate under the name “Get It Now.”

Trademarks

      We own various registered trademarks, including Rent-A-Center®, Renters Choice®, Remco® and Get It Now®. The products held for rent also bear trademarks and service marks held by their respective manufacturers.

Employees

      As of March 5, 2004, we had approximately 15,181 employees, of whom 290 are assigned to our headquarters and the remainder are directly involved in the management and operation of our stores and service centers. As of the same date, we had approximately 18 employees dedicated to ColorTyme, all of whom were employed full-time. The employees of the ColorTyme franchisees are not employed by us. None of our employees, including ColorTyme employees, are covered by a collective bargaining agreement. However, in June 2001, the employees of six of our stores in New York, New York elected to be represented by the Teamsters union. However, we have not entered into a collective bargaining agreement covering these employees.

      We believe relationships with our employees and ColorTyme’s relationships with its employees are generally good. In connection with the settlement of the Wilfong matter finalized in December 2002, we entered into a four-year consent decree, which can be extended by the Wilfong court for an additional one year upon a showing of good cause. We also agreed to augment our human resources department and our internal employee complaint procedures, enhance our gender anti-discrimination training for all employees, hire a consultant mutually acceptable to the parties for two years to advise us on employment matters, provide certain reports to the EEOC during the period of the consent decree, seek qualified female representation on our board of directors, publicize our desire to recruit, hire and promote qualified women, offer to fill job vacancies within our regional markets with qualified class members who reside in those markets and express an interest in employment by us to the extent of 10% of our job vacancies in such markets over a fifteen month period, and to take certain other steps to improve opportunities for women. We initiated many of the above programs prior to entering into the settlement of the Wilfong matter.

Government Regulation

State Regulation

      Currently 47 states, the District of Columbia and Puerto Rico have legislation regulating rental purchase transactions. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Nine states limit the total rental payments that can be charged. These limitations, however, generally do not become applicable unless the total rental payments required under an agreement exceed 2.0 times to 2.4 times of the disclosed cash price or the retail value of the rental product.

      Minnesota, which has a rental purchase statute, and New Jersey and Wisconsin, which do not have rental purchase statutes, have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilized a separate rental agreement in Minnesota which does not provide customers with an option to purchase rented merchandise. In New Jersey, we have provided increased disclosures and longer grace periods. In Wisconsin, our Get It Now customers are provided an opportunity to purchase our merchandise through an installment sale transaction. We operate four stores in Minnesota and 40 stores in New Jersey. Our subsidiary Get It Now operates 22 stores in Wisconsin.

      North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 107 stores in North Carolina.

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

      From time to time, we have supported legislation introduced in Congress that would regulate the rental purchase transaction. Currently, the industry has sponsored two bills that have been introduced in Congress that we support. While both beneficial and adverse legislation may be introduced in Congress in the future, any adverse federal legislation, if enacted, could have a material and adverse effect on us.

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

      As part of our growth strategy, we intend to increase our total number of stores in both existing markets and new markets through a combination of new store openings and store acquisitions. We increased our store base by 123 stores in 2001, 126 stores in 2002 and 241 stores in 2003. Our growth strategy could place a significant demand on our management and our financial and operational resources. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new stores and our ability to acquire additional stores on favorable terms. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate. If we are unable to implement our growth strategy, our earnings may grow more slowly or even decrease.

      Our continued growth also depends on our ability to increase sales in our existing stores. Our same store sales increased by 8.0%, 6.0% and 3.0% for 2001, 2002 and 2003, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store sale increases in future periods may be lower than historical levels.

If we fail to effectively manage our growth and integrate new stores, our financial results may be adversely affected.

      The benefits we anticipate from our growth strategy may not be realized. The addition of new stores, both through store openings and through acquisitions, requires the integration of our management philosophies and personnel, standardization of training programs, realization of operating efficiencies and effective coordination of sales and marketing and financial reporting efforts. In addition, acquisitions in general are subject to a number of special risks, including adverse short-term effects on our reported operating results, diversion of management’s attention and unanticipated problems or legal liabilities. Further, a newly opened store generally does not attain positive cash flow during its first year of operations.

There are legal proceedings pending against us seeking material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

      Some lawsuits against us involve claims that our rental agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers. We are also defending a class action lawsuit alleging we violated the securities laws and lawsuits alleging we violated state wage and hour laws. Because of the uncertainties associated with litigation, we cannot estimate for you our ultimate liability for these matters, if any. The failure to pay any judgment would be a default under our senior credit facilities and the indenture governing our outstanding subordinated notes.

Our debt agreements impose restrictions on us which may limit or prohibit us from engaging in certain transactions. If a default were to occur, our lenders could accelerate the amounts of debt outstanding, and holders of our secured indebtedness could force us to sell our assets to satisfy all or a part of what is owed.

      Covenants under our senior credit facilities and the indenture governing our outstanding subordinated notes restrict our ability to pay dividends, engage in various operational matters, as well as require us to maintain specified financial ratios and satisfy specified financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as specified acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

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

      The existing indebtedness under our senior credit facilities is secured by substantially all of our assets. Should a default or acceleration of this indebtedness occur, the holders of this indebtedness could sell the assets to satisfy all or a part of what is owed. Our senior credit facilities also contain certain provisions prohibiting the modification of our outstanding subordinated notes, as well as limiting the ability to refinance such notes.

A change of control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets to repay these amounts.

      Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of December 31, 2003, we were required to make principal payments under our senior credit facilities of $4.0 million in 2004, $4.0 million in 2005, $4.0 million in 2006, $4.0 million in 2007, and $382.0 million after 2007. These payments reduce our cash flow. If the lenders under our debt instruments accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.

      Under the indenture governing our outstanding subordinated notes, in the event that a change in control occurs, we may be required to offer to purchase all of our outstanding subordinated notes at 101% of their original aggregate principal amount, plus accrued interest to the date of repurchase. A change in control also would result in an event of default under our senior credit facilities, which would allow our lenders to accelerate indebtedness owed to them.

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

      Our continued success is highly dependent upon the personal efforts and abilities of our senior management, including Mark E. Speese, our Chairman of the Board and Chief Executive Officer and Mitchell E. Fadel, our President and Chief Operating Officer. We do not have employment contracts with or maintain key-person insurance on the lives of any of these officers and the loss of any one of them could disrupt our business.

A small group of our directors and their affiliates have influence over the outcome of certain corporate transactions affecting us, including potential mergers or acquisitions, the constitution of our board of directors and sales or changes in control.

      Affiliates of Apollo Management IV, L.P. hold all of our outstanding Series C preferred stock. Pursuant to the terms of a stockholders agreement entered into among us, Apollo, Mark E. Speese and certain other parties, Apollo has the right to designate two persons to be nominated to our board of directors. The terms of our Series C preferred stock as well as the stockholders agreement also contain provisions requiring Apollo’s approval to effect certain transactions involving us, including repurchasing shares of our common stock, declaring or paying any dividend on our common stock, increasing the size of our board of directors to more than eight persons, selling all or substantially all of our assets and entering into any merger or consolidation or other business combination.

      These documents also provide that one member of each of our board committees must be a director who was designated for nomination by Apollo. In addition, the terms of our Series C preferred stock and the stockholders agreement restrict our ability to issue debt or equity securities with a value in excess of $10 million without the majority affirmative vote of our finance committee, and in most cases, require the unanimous vote of our finance committee for the issuance of our equity securities with a value in excess of $10 million.

Our organizational documents, Series C preferred stock and debt instruments contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock.

      Our organizational documents contain provisions that classify our board of directors, authorize our board of directors to issue blank check preferred stock and establish advance notice requirements on our stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities, the indenture governing our subordinated notes and our Series C preferred stock certificate of designations each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.

      The stock price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales and when and how many stores we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	the stock price performance of comparable companies; and

•	general market conditions or market conditions specific to particular industries.

Item 2.     Properties

      We lease space for all of our stores, as well as our corporate and regional offices, under operating leases expiring at various times through 2011. Most of these leases contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,900 to 17,000 square feet, and average approximately 4,400 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our headquarters, including Get It Now, and ColorTyme’s headquarters are each located at 5700 Tennyson Parkway, Plano, Texas, and consist of approximately 79,742 and 5,116 square feet devoted to our operations and ColorTyme’s operations, respectively.

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

      Colon v. Thorn Americas, Inc. The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. The plaintiff alleges Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seek damages and injunctive relief for Thorn Americas’ failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. In the prayer for relief, the plaintiff requested class certification, injunctive relief requiring Thorn Americas to cease certain marketing practices and price their rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.

      The proposed class includes all New York residents who were party to our rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff’s claims based on the alleged failure to disclose an effective interest rate. The plaintiff’s other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff’s class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff’s requested certification. The opinion grants certification as to all of the plaintiff’s claims except the plaintiff’s pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court’s opinion, and accordingly, the court granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff’s specific claims. Both proposed orders were submitted to the court on March 27, 2003, and on May 30, 2003, the court held a hearing regarding such orders. No order has yet been entered by the court. Regardless of the determination of the final certification order by the court, we intend to pursue an interlocutory appeal of the court’s certification order.

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

      On February 7, 2003, we, along with certain officer and director defendants, filed a motion to dismiss the matter as well as a motion to transfer venue. In addition, our outside directors named in the matter separately filed a motion to dismiss the Securities Act claims on statute of limitations grounds. On February 19, 2003, the underwriter defendants also filed a motion to dismiss the matter. The plaintiffs filed response briefs to these motions, to which we replied on May 21, 2003. A hearing was held by the court on June 26, 2003 to hear each of these motions.

      On September 30, 2003, the court granted our motion to dismiss without prejudice, dismissed without prejudice the outside directors’ and underwriters’ separate motions to dismiss and denied our motion to transfer venue. In its order on the motions to dismiss, the court granted the lead plaintiffs leave to replead the case within certain parameters. However, on October 9, 2003, the lead plaintiffs filed a motion for reconsideration with the court with respect to the Securities Act claims. In that motion, they indicated they intend to replead their claims. We filed our response to this motion on October 24, 2003. No decision on the lead plaintiffs’ motion has been entered by the court.

      We believe the plaintiff’s claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

      Gregory Griffin, et. al. v. Rent-A-Center, Inc. On June 25, 2002, a suit originally filed by Gregory Griffin in state court in Philadelphia, Pennsylvania was amended to seek relief both individually and on behalf of a class of customers in Pennsylvania, alleging that we violated the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The amended complaint asserts that our rental purchase transactions are, in fact, retail installment sales transactions, and as such, are not governed by the Pennsylvania Rental-Purchase Agreement Act, which was enacted after the adoption of the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices Act. Griffin’s suit seeks class-wide remedies, including injunctive relief, unspecified statutory, actual and treble damages, as well as attorney’s fees and costs.

      In July 2002, we filed preliminary objections to the complaint in Griffin. On December 13, 2002, the court granted our preliminary objections and dismissed the plaintiffs’ claims. On January 6, 2003, the plaintiffs filed a notice of appeal. The plaintiffs’ appeal brief was filed on May 9, 2003 and we subsequently filed our response brief. Oral argument on the appeal was held on July 30, 2003 in the Superior Court of Pennsylvania. On December 2, 2003, the Superior Court of Pennsylvania issued an opinion finding that the court properly ruled that our rental purchase agreements are governed by the Pennsylvania Rental Purchase Agreement Act and not the Pennsylvania Goods and Services Installment Sales Act. In doing so, the Superior Court reversed the trial court’s dismissal of the plaintiffs’ amended complaint and remanded the case back to the trial court for filing of an amended complaint. As of March 10, 2004, no amended complaint had been filed in this matter. We believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

      Benjamin Griego, et al. v. Rent-A-Center, Inc., et al. This matter is a state-wide class action originally filed in San Diego, California on January 21, 2002 by Benjamin Griego. A similar matter, entitled Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al, filed on April 12, 2002 in Los Angeles, California, was coordinated with Griego in the Superior Court for the County of San Diego on September 10, 2002.

      On February 28, 2003, the plaintiffs filed a consolidated amended complaint alleging various claims, including that our cash sales prices exceed the pricing permitted under the California Rental Purchase Act, that the guaranteed merchandise replacement benefit in the third-party membership program offered by us to our customers in California violates the prohibitions in the Rental Purchase Act relating to the sale of loss damage waiver and property insurance, that the membership program prematurely offers service contracts to our customers, and that the fee for the membership program is excessive. In addition, the plaintiffs allege that portions of our form of rental purchase agreement in California do not strictly comply with the type-size requirements under the Rental Purchase Act. The plaintiffs further allege that our rental purchase documentation improperly references certain merchandise as “previously rented” rather than “used,” does not contain all of the required disclosures and terms of the transaction, and includes language that the plaintiffs interpret as affording us rights not permitted under the applicable California statutes.

      In accordance with a previously issued opinion from the California Legislative Counsel, we believe that the pricing formula utilized by us in California complies with the Rental Purchase Act. In addition, we believe that under California case law, courts have found that arrangements similar to the guaranteed merchandise replacement benefit offered to our customers do not constitute insurance.

      Upon notification of the alleged violations, we promptly modified our rental purchase documentation in California, including increasing the type-size in the relevant portion of our rental purchase agreements from 9-point type to 10-point type and modifying the language in our rental purchase documentation to, among other things, refer to “previously rented” merchandise as “used.” In addition, we dispute plaintiffs’ interpretation of the language in our rental purchase agreement and note that the rights the plaintiffs contend were granted to us were never asserted by us. In connection with the revisions described above, we also modified our rental purchase documentation to clarify our disclosures and the disputed language. As part of that process, we promptly communicated to our California customers that their statutory rights remained intact. Accordingly, we believe that no harm to our customers could have occurred as a result of these claims.

      The plaintiffs have not alleged specific damages in the amended complaint, but contend that no proof of actual harm or damage on the part of the individual consumer is necessary to establish recovery for these claims, which we vigorously dispute. Under the Rental Purchase Act, a consumer damaged by a violation of the Rental Purchase Act is entitled to recover actual damages, statutory damages equal to twenty-five percent of an amount equal to the total amount of payments to obtain ownership if all payments were made under the rental purchase agreement (but not less than $100 nor more than $1,000), reasonable attorney’s fees and court costs, exemplary damages for intentional or willful violations, and equitable relief. The Rental Purchase Act also provides that with respect to certain violations, a rental purchase agreement is voidable by the consumer. Furthermore, the statute provides that if a lessor willfully discloses a cash price that exceeds the price permitted under the statute, the contract is void and the consumer is entitled to keep the merchandise and recover a full refund of all payments. A consumer who suffers any damage from a violation of the Consumer Legal Remedies Act is entitled to recover actual damages, injunctive relief, restitution, punitive damages, certain civil penalties and attorneys’ fees and costs.

      On October 17, 2003, the plaintiffs filed their motion for class certification. On October 24, 2003, we filed a motion to dismiss certain of the plaintiffs’ claims and on October 31, 2003, filed our opposition to the plaintiffs’ motion for class certification. The hearing on our motion to dismiss and plaintiffs’ motion for class certification was held on November 14, 2003. On December 4, 2003, the court denied our motion to dismiss and granted the plaintiffs’ motion for class certification. The class definition includes our customers in California from February 1, 1999 through January 31, 2002, and encompasses customers who entered into approximately 400,000 rental purchase agreements. Such customers also purchased approximately 167,000 memberships. With respect to such rental purchase agreements, we believe that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) was approximately $500 per agreement on average. On February 20, 2004, the court ruled that it would enter an order certifying the class described above and, with respect to the cash price claims, a sub-class of our customers during the same time period who rented electronic appliances and entertainment equipment. We believe this sub-class encompasses customers who entered into approximately 245,000 of the 400,000 rental purchase agreements, with an average revenue of approximately $500 per agreement.

      On February 13, 2004, we filed motions seeking rulings by the court on a series of legal questions applicable to plaintiffs’ claims. The plaintiffs subsequently filed a cross-motion with respect to one of the legal questions. As of March 10, 2004, these motions have not been ruled upon. Discovery is continuing and a trial date has been set for June 18, 2004.

      We believe the claims in the plaintiffs’ complaint are unfounded and that we have meritorious defenses to the allegations made. We further believe that a class should not have been certified by the court. Although we intend to vigorously defend ourselves in this case, we cannot assure you that we will be found to have no liability in this matter.

      State Wage and Hour Class Actions. We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of December 31, 2003, we operated 24 stores in Oregon, 158 stores in California and 41 stores in Washington.

      Rob Pucci, et. al. v. Rent-A-Center, Inc. On August 20, 2001, this putative class action was filed against us in state court in Multnomah County, Oregon alleging we violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that we failed to pay all wages due to our Oregon employees, and various contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of “time and a half,” but stated that the plaintiffs may recover “straight-time” to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims. We strongly disagree with the court’s rulings against our positions and requested that the court grant us interlocutory appeal on those matters. The plaintiffs filed a motion for summary judgment seeking to resolve certain factual issues related to the purported class, which was denied on July 1, 2003. On October 10, 2003, the court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal, and issued its written order to that effect on December 9, 2003. We subsequently filed a petition for a writ of mandamus with the Oregon Supreme Court, which was denied on January 24, 2004. We intend to continue to challenge the appropriateness of the court’s class certification. Although we believe the court’s certification ruling is inappropriate and that the claims remaining in this case are without merit, we cannot assure you we will be found to have no liability in this matter.

      Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./ Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. On October 30,

2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, we filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 540. The claims in the amended complaint are substantially the same as those in Burdusis. We intend to file a demurrer with respect to the amended complaint in the near future.

      Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner’s ruling, to which we responded on October 30, 2003. The Court of Appeals denied the plaintiffs’ motion on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. In December 2003, we filed motions to dismiss the class allegations in each of the county-wide actions, arguing that the plaintiffs were collaterally estopped by virtue of the previous ruling in Rose denying state-wide class certification. Three of these motions were subsequently granted and one is still pending before the court. Accordingly, ten of the county-wide claims are proceeding as putative class actions, three are proceeding on an individual plaintiff basis and one has not been decided by the court. The plaintiffs have not filed motions to certify a class in any of the putative county-wide class actions. In the event they do so, we intend to vigorously oppose class certification.

      Although the wage and hour laws and class certification procedures of Oregon, California and Washington contain certain differences that could cause differences in the outcome of the pending litigation in these states, we believe the claims of the purported classes involved in each are without merit. We cannot assure you, however, that we will be found to have no liability in these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been listed on the Nasdaq Stock Market® under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported. All prices and amounts have been adjusted to reflect the 5-for-2 split of our common stock effected in August 2003.

2003	High	Low

First Quarter	$22.920	$18.040
Second Quarter	30.736	21.352
Third Quarter	33.100	26.748
Fourth Quarter	35.120	28.910

2002	High	Low

First Quarter	$20.800	$12.300
Second Quarter	25.548	19.404
Third Quarter	23.742	18.036
Fourth Quarter	21.172	15.060

      As of March 8, 2004, there were approximately 62 record holders of our common stock.

      We have not paid any cash dividends on our common stock since the time of our initial public offering.

      Cash dividend payments are subject to the restrictions in the indenture governing our subordinated notes. These restrictions would not currently prohibit the payment of cash dividends.

      Any change in our dividend policy, including our dividend policy on our preferred stock, will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. In the past, we have been able to pay dividends on our preferred stock in cash or in additional shares of preferred stock. However, as required by the Certificate of Designations, Preferences and Relative Rights and Limitations governing our Series C preferred stock, we currently pay dividends on our preferred stock in cash. Currently, there are only two outstanding shares of our Series C preferred stock. You should read the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” discussed later in this report.

      In October 2003, we eliminated our then current stock repurchase program and adopted a new stock repurchase program which allows us to repurchase up to $100.0 million in aggregate purchase price of our common stock. As of December 31, 2003, we had repurchased $26.8 million in aggregate purchase price of our common stock under our new stock repurchase program. In the fourth quarter, we made the following repurchases of our common stock:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

October 1 through October 31	0	$0.0000	0	$100,000,000
November 1 through November 30	441,000	$32.4625	441,000	$85,661,963
December 1 through December 31	394,600	$31.6243	394,600	$73,163,267

Total	835,600	$32.0667	835,600	$73,163,267

Item 6.	Selected Financial Data

      The selected financial data presented below for the five years ended December 31, 2003 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent certified public accountants. All prices and amounts have been adjusted to reflect the 5-for-2 split of our common stock effected in August 2003. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,

	2003	2002	2001		2000		1999

	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$1,998,952	$1,828,534	$1,650,851		$1,459,664		$1,270,885
Merchandise sales	152,984	115,478	94,733		81,166		88,516
Installment sales	22,203	6,137	—		—		—
Other	3,083	2,589	3,476		3,018		2,177
Franchise
Merchandise sales	45,057	51,514	53,584		51,769		49,696
Royalty income and fees	5,871	5,792	5,884		5,997		5,893

Total revenue	2,228,150	2,010,044	1,808,528		1,601,614		1,417,167
Operating expenses
Direct store expenses
Depreciation of rental merchandise	432,696	383,400	343,197		299,298		265,486
Cost of merchandise sold	112,283	84,628	72,539		65,332		74,027
Cost of installment sales	10,639	3,776	—		—		—
Salaries and other expenses	1,180,115	1,070,265	1,019,402		866,234		770,572
Franchise cost of merchandise sold	43,248	49,185	51,251		49,724		47,914

	1,778,981	1,591,254	1,486,389		1,280,588		1,157,999
General and administrative expenses	66,635	63,296	55,359		48,093		42,029
Amortization of intangibles	12,512	5,045	30,194		28,303		27,116
Class action litigation settlements	—	—	52,000	(1)	(22,383	) (2)	—

Total operating expenses	1,858,128	1,659,595	1,623,942		1,334,601		1,227,144

Operating profit	370,022	350,449	184,586		267,013		190,023
Interest expense, net	43,932	62,006	59,780		72,618		74,769
Non-recurring financing costs	35,260	—	—		—		—

Earnings before income taxes	290,830	288,443	124,806		194,395		115,254
Income tax expense	109,334	116,270	58,589		91,368		55,899

NET EARNINGS	181,496	172,173	66,217		103,027		59,355
Preferred dividends	—	10,212	15,408		10,420		10,039

Net earnings allocable to common shareholders	$181,496	$161,961	$50,809		$92,607		$49,316

Basic earnings per common share	$2.16	$2.20	$0.79		$1.52		$0.82

Diluted earnings per common share	$2.08	$1.89	$0.71		$1.18		$0.70

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Balance Sheet Data
Rental merchandise, net	$682,367	$631,724	$653,701	$587,232	$531,223
Intangible assets, net	797,434	743,852	711,096	708,328	707,324
Total assets	1,831,302	1,626,652	1,630,315	1,486,910	1,485,000
Total debt	698,000	521,330	702,506	741,051	847,160
Total liabilities(3)	1,036,472	784,252	1,224,937	1,177,539	1,278,310
Stockholders’ equity	794,830	842,400	405,378	309,371	206,690
Operating Data
Stores open at end of period	2,648	2,407	2,281	2,158	2,075
Comparable store revenue growth(4)	3.0%	6.0%	8.0%	12.6%	7.7%
Weighted average number of stores	2,437	2,325	2,235	2,103	2,089
Franchise stores open at end of period	329	318	342	364	365

(1)	Includes the effects of a pre-tax legal settlement of $52.0 million associated with the 2001 settlement of class action lawsuits in the states of Missouri, Illinois, and Tennessee.

(2)	Includes the effects of a pre-tax legal reversion of $22.4 million associated with the 1999 settlement of three class action lawsuits in the state of New Jersey.

(3)	As a result of the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, total liabilities also includes redeemable convertible voting preferred stock.

(4)	Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are the largest rent-to-own operator in the United States with an approximate 32% market share based on store count. At December 31, 2003, we operated 2,648 company-owned stores nationwide and in Puerto Rico, including 22 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2003, ColorTyme had 329 franchised stores in 40 states, 317 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise.

      We have pursued an aggressive growth strategy since 1989. We have sought to acquire underperforming stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

      On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for $3.2 million Canadian dollars ($2.4 million U.S. dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marks the commencement of our business operations in Canada.

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

      If a change in control occurs, we may be required to offer to repurchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facility restricts our ability to repurchase the subordinated notes, including in the event of a change in control. In addition, a change in control would result in an event of default under our senior credit facilities, which would allow our lenders to accelerate the indebtedness owed to them. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the subordinated notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

Forward-Looking Statements

      The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	uncertainties regarding our ability to open new stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to realize benefits from our margin enhancement initiatives;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	interest rates;

•	our ability to collect on our rental purchase agreements;

•	changes in our effective tax rate;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.

      Additional factors that could cause our actual results to differ materially from our expectations are discussed under the section entitled “Risk Factors” and elsewhere in this report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

      In preparing our financial statements at any point in time, we are also periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. As discussed in Part I, Item 3 “Legal Proceedings” and the notes to our consolidated financial statements, we are involved in actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. We, together with our counsel, make estimates, if determinable, of our probable liabilities and record such amounts in our consolidated financial statements. These estimates represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to liabilities to reflect current facts and circumstances.

      We adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. It requires suspension of amortization on intangible assets with indefinite lives and establishes a requirement to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount exceeds the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the business units is determined using the income approach. Under the income approach, value is dependent on the present value of future cash flows and discount rates.

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

      Revenue. Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term. No revenue is accrued because the customer can cancel the rental contract at any time and we cannot enforce collection for non-payment of rents. Get It Now’s revenue from the sale of merchandise through an installment credit sale is recognized at the time of the sale, as is the cost of the merchandise sold, net of a provision for uncollectable accounts.

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

      General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, taxes and benefits, occupancy, administrative and other operating expenses, as well as regional directors’ salaries, travel and office expenses.

      Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements resulting from acquisitions. Effective January 1, 2002, under SFAS 142 all goodwill and intangible assets with indefinite lives are no longer subject to amortization.

Recent Developments

      Stock Repurchases. From January 1, 2004 through March 8, 2004, we repurchased 266,300 shares of our common stock pursuant to our common stock repurchase program for approximately $8.4 million.

      Rainbow Rentals Acquisition. On February 4, 2004, we announced that we entered into a definitive agreement to acquire Rainbow Rentals, Inc., a rent-to-own operator, for $16.00 in cash per share of Rainbow common stock. The acquisition consists of 124 rent-to-own stores in 15 states. The agreement also provides that each holder of options of Rainbow will receive an amount equal to the difference between $16.00 and the exercise price of the option. We intend to fund the acquisition primarily with cash on hand. The acquisition, which is expected to be completed in the second quarter of 2004, is conditioned upon customary closing conditions for a transaction of this nature, including the receipt of requisite regulatory approval and approval of Rainbow’s shareholders.

      Canadian Acquisition. On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for $3.2 million Canadian dollars ($2.4 million U.S. dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marks the commencement of our business operations in Canada.

Results of Operations

      The following table sets forth, for the periods indicated, historical Consolidated Statements of Earnings data as a percentage of total store and franchise revenues.

	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

	(Company-owned stores only)			(Franchise operations only)
Revenues
Rentals and fees	91.8%	93.6%	94.4%	—%	—%	—%
Merchandise Sales	8.0	6.2	5.4	88.5	89.9	90.1
Other/ Royalty income and fees	0.2	0.2	0.2	11.5	10.1	9.9

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Depreciation of rental merchandise	19.9%	19.6%	19.6%	—%	—%	—%
Cost of merchandise sold	5.6	4.5	4.1	84.9	85.8	86.2
Salaries and other expenses	54.2	54.8	58.3	—	—	—

	79.7	78.9	82.0	84.9	85.8	86.2
General and administrative expenses	3.1	3.2	3.2	4.1	4.2	4.5
Amortization of intangibles	0.1	0.3	1.7	0.6	0.5	0.6
Class action litigation settlements	—	—	3.0	—	—	—

Total operating expenses	82.9	82.4	89.9	89.6	90.5	91.3

Operating profit	17.1	17.6	10.1	10.4	9.5	8.7
Interest expense/(income)	3.7	3.2	3.4	(1.1)	(1.1)	(1.1)

Earnings before income taxes	13.4%	14.4%	6.7%	11.5%	10.6%	9.8%

Comparison of the Years ended December 31, 2003 and 2002

      Store Revenue. Total store revenue increased by $224.5 million, or 11.5%, to $2,177.2 million for 2003 from $1,952.7 million for 2002. The increase in total store revenue was primarily attributable to growth in same store revenues during 2003, an increase in cash sales and the exercise of early purchase options over 2002 and incremental revenues related to new stores and acquisitions, including 295 stores acquired from Rent-Way, Inc. in February 2003.

      Same store revenues represent those revenues earned in 1,877 stores that were operated by us for each of the entire years ending December 31, 2003 and 2002. Same store revenues increased by $47.9 million, or 3.0%, to $1,656.4 million for 2003 from $1,608.5 million in 2002. This increase in same store revenues was primarily attributable to an increase in the total revenue earned per customer (approximately $2,220 per customer for 2003 versus approximately $2,130 per customer for 2002). Merchandise sales increased $37.5 million, or 32.5%, to $153.0 million for 2003 from $115.5 million in 2002. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in 2003 (approximately 1,150,000) as compared to the number of items sold in 2002 (approximately 875,000), primarily the result of an increase in the number of customers exercising early purchase options in 2003 over 2002.

      Franchise Revenue. Total franchise revenue decreased by $6.4 million, or 11.1%, to $50.9 million for 2003 from $57.3 million in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations during 2003 resulting from a decrease in the average number of franchised locations open during 2003 as compared to 2002.

      Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $49.3 million, or 12.9%, to $432.7 million for 2003 from $383.4 million for 2002. This increase was primarily attributable to an increase in rental and fee revenue of $170.4 million, or 9.3%, to $1,998.9 million for 2003 from $1,828.5 for 2002. Depreciation of rental merchandise expressed as a percentage of store rentals and fee revenue increased to 21.6% in 2003 from 21.0% in 2002. This slight increase in 2003 is primarily a result of a different pricing strategy implemented during the fourth quarter of 2001, and higher depreciation associated with the Rent-Way inventory acquired in February 2003.

      Cost of Merchandise Sold. Cost of merchandise sold increased by $27.7 million, or 32.7%, to $112.3 million for 2003 from $84.6 million in 2002. This increase was a result of an increase in the number of items sold in 2003 as compared to 2002, due to the increase in the exercise of early purchase options in 2003 over 2002, as well as the additional sales of inventory acquired in the Rent-Way acquisition in February 2003. The gross profit percent of merchandise sales decreased slightly to 26.6% for 2003 from 26.7% in 2002.

      Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.2% for 2003 from 54.8% for 2002. This decrease was primarily attributable to an increase in store revenues during the year ended December 31, 2003 as compared to 2002, coupled with the realization of our margin enhancement initiatives and reductions in store level costs in 2003 over 2002.

      Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $6.0 million, or 12.1%, to $43.2 million for 2003 from $49.2 in 2002. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations during 2003 resulting from a decrease in the average number of franchised locations open during 2003 as compared to 2002.

      General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue decreased slightly to 3.0% in 2003 from 3.2% in 2002. This decrease is primarily attributable to increased revenues from new stores and acquisitions offset by a proportionally smaller increase in home office labor and other overhead expenses for 2003 as compared to 2002.

      Amortization of Intangibles. Amortization of intangibles increased by $7.5 million, or 148.0%, to $12.5 million for 2003 from $5.0 million in 2002. This increase was primarily attributable to the acquisition of 295 Rent-Way stores in February 2003.

      Operating Profit. Operating profit increased by $19.6 million, or 5.6%, to $370.0 million for 2003 from $350.4 million for 2002. Operating profit as a percentage of total revenue decreased to 16.6% for the year ended December 31, 2003 from 17.4% for the year ended December 31, 2002. This decrease was primarily attributable to the increase in the cost of merchandise sold and depreciation of rental merchandise.

      Financing Costs. During 2003, we announced and commenced a program to recapitalize a portion of our financial structure in a series of transactions. Please see Note F in the notes to consolidated financial statements included in this report. In connection with the recapitalization, we recorded $35.3 million in non-recurring financing charges. These charges primarily consisted of senior subordinated note premiums of approximately $18.7 million, senior subordinated note issue costs and loan origination fees written-off of approximately $11.9 million and other bank charges and fees of approximately $4.7 million.

      Income Tax Expense. Interest tax expense decreased by $6.9 million, or 6.0%, to $109.3 million for the year ended December 31, 2003 as compared to $116.2 million in 2002. This decrease is primarily attributable to the implementation of a state tax restructuring which lowered our income tax in several states. The restructuring lowered our overall effective tax rate to 37.6% for 2003 as compared to 40.3% for 2002.

      Net Earnings. Net earnings increased by $9.3 million, or 5.4%, to $181.5 million for the year ended December 31, 2003 as compared to $172.2 million in 2002. Before the after-tax effect of the $35.3 million non-recurring recapitalization charges recorded in 2003, net earnings increased by $30.0 million, or 18.0%, to $203.2 million for the year ended December 31, 2003 as compared to $172.2 million in 2002. This increase is primarily attributable to growth in total revenues, a decrease in interest expense, a lower effective tax rate and the improvements in salaries and other expenses under our cost control programs offset by an increase in amortization of intangibles.

      Preferred Dividends. Dividends on our Series C preferred stock are payable quarterly at an annual rate of 3.75%. Preferred dividends decreased by $10.2 million, or nearly 100% for the year ended December 31, 2003 as compared to December 31, 2002. This decrease is a direct result of the conversion of all but two shares of our outstanding preferred stock in August 2002.

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

      Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $40.2 million, or 11.7%, to $383.4 million for 2002 from $343.2 million for 2001. This increase was primarily attributable to an increase in rental and fee revenue of $177.6 million, or 10.7%, to $1,828.5 million for 2002 from $1,650.9 for 2001, as well as $2.4 million of additional depreciation recognized on computers in 2002 relating to our revised depreciation policy on computers. Depreciation of rental merchandise expressed as a percentage of store rentals and fee revenue increased to 21.0% in 2002 from 20.8% in 2001. This slight increase in 2002 was primarily a result of in-store promotions and pricing changes made during the third quarter of 2001, which included a reduction in the rates and terms on certain rental agreements, causing depreciation to be a greater percentage of store rentals and fee revenue on those promotional items rented through 2002.

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

      Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $2.1 million, or 4.0%, to $49.2 million for 2002 from $51.3 in 2001. This decrease was a direct result of a decrease in merchandise sales to franchise locations in 2002 as compared to 2001, offset by a slight increase in gross profit on these sales, to 4.7% in 2002 as compared to 4.6% in 2001.

      General and Administrative Expenses. General and administrative expenses expressed as a percent of total revenue increased slightly to 3.2% in 2002 from 3.1% in 2001. This increase was primarily attributable to an increase in home office labor and other overhead expenses for 2002 as compared to 2001.

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

      Net Earnings. Net earnings were $172.2 million for the year ended December 31, 2002 and $66.2 million for the year ended December 31, 2001. Before the after-tax effect of the $52.0 million class action litigation settlement charges recorded in 2001, net earnings increased by $74.7 million, or 76.6%, for the year ended December 31, 2002, from $97.5 million for the year ended December 31, 2001. This increase was primarily attributable to growth in operating profit as discussed above. After adjusting reported results for the year ended December 31, 2001 to exclude the effects of goodwill amortization and the non-recurring legal charges, net earnings increased by $52.7 million, or 43.1% on a comparable basis.

      Preferred Dividends. For the years ended December 31, 2002 and December 31, 2001, dividends on our Series A preferred stock were payable quarterly at an annual rate of 3.75%. We account for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. Preferred dividends decreased by $5.2 million, or 33.7%, to $10.2 million for the year ended December 31, 2002 as compared to $15.4 million in 2001. This decrease was a direct result of the conversion of 97,197 shares of preferred stock into 3,500,000 shares (on a pre-split basis) of our common stock in May 2002 and the conversion in August 2002 of all but two shares of our outstanding Series A preferred stock into approximately 7,281,548 shares (on a pre-split basis) of our common stock, resulting in less preferred shares outstanding in 2002, following the conversions, as compared to 2001.

Quarterly Results

      The following table contains certain unaudited historical financial information for the quarters indicated. All prices and amounts have been adjusted to reflect the 5-for-2 split of our common stock effected in August 2003.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2003
Revenues	$566,406	$553,260	$549,825	$558,659
Operating profit	96,291	97,238	87,502	88,991
Net earnings	50,959	35,300	43,738	51,499
Basic earnings per common share	$0.58	$0.40	$0.54	$0.64
Diluted earnings per common share	$0.57	$0.39	$0.52	$0.62
Year ended December 31, 2002
Revenues	$498,610	$494,660	$494,561	$522,213
Operating profit	88,296	88,240	84,087	89,826
Net earnings	43,563	41,943	41,449	45,218
Basic earnings per common share	$0.63	$0.59	$0.50	$0.52
Diluted earnings per common share	$0.48	$0.46	$0.46	$0.50
Year ended December 31, 2001(1)
Revenues	$439,702	$442,759	$447,074	$478,993
Operating profit	62,485	66,640	32,372	23,089
Net earnings	24,998	27,545	9,974	3,700
Basic earnings per common share	$0.33	$0.35	$0.11	$0.00
Diluted earnings per common share	$0.28	$0.30	$0.10	$0.04

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(As a percentage of revenues)
Year ended December 31, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	17.0	17.6	15.9	15.9
Net earnings	9.0	6.4	8.0	9.2
Year ended December 31, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	17.7	17.8	17.0	17.2
Net earnings	8.7	8.5	8.4	8.7
Year ended December 31, 2001(1)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	14.2	15.1	7.2	4.8
Net earnings	5.7	6.2	2.2	0.8

(1)	Includes the effects of a pre-tax legal settlement of $16.0 million in the third quarter and $36 million in the fourth quarter of 2001 associated with the settlement of a class action lawsuit in the states of Missouri, Illinois, and Tennessee.

Liquidity and Capital Resources

      Cash provided by operating activities increased by $47.9 million to $342.4 million in 2003 from $294.5 million in 2002. This increase primarily resulted from increases in our accruals, prepaid expenses as well as the non-recurring finance charges in 2003, offset by increased inventory purchases and a decrease in deferred income taxes in 2003 as compared to 2002.

      Cash used in investing activities increased by $84.6 million to $181.3 million in 2003 from $96.7 million in 2002. This increase is primarily attributable to the acquisition of 295 stores from Rent-Way in February 2003.

      Cash used in financing activities decreased by $117.1 million to $102.9 million in 2003 from $220.0 million in 2002. This decrease is a result of the recapitalization we undertook in May 2003, which included $300.0 million received from our issuance of senior subordinated notes, bearing interest at 7 1/2%, pursuant to an indenture dated May 6, 2003, as well as the new $400.0 million term loan under our senior credit facilities entered into in May 2003, offset by our repurchase of $291.0 million of our 11% notes, the repayment of $251.5 million on our senior credit facilities and repurchase of $273.2 million of our common stock.

      Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, and our store expansion program. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, we may incur additional debt, or may issue debt or equity securities to finance our operating and growth strategies. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

      We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, and our store expansion programs during 2004. Our revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $130.0 million, of which $100.2 million was available at March 8, 2004. At March 8, 2004, we had $190.5 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

      Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will have increased by approximately $100.6 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005.

      Rental Merchandise Purchases. We purchased $612.3 million, $494.9 million and $526.9 million of rental merchandise during the years 2003, 2002 and 2001, respectively.

      Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $56.0 million, $37.6 million and $57.5 million on capital expenditures in the years 2003, 2002 and 2001, respectively, and expect to spend approximately $40.0 million in 2004.

      Acquisitions and New Store Openings. During 2003, we continued our strategy of increasing our store base through opening new stores, as well as through opportunistic acquisitions. We spent approximately $126.1 million acquiring stores and accounts for the year ended December 31, 2003. It is our intention to increase the number of stores we operate by an average of approximately 5-10% per year over the next several years.

      In February 2003, we completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, we held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million has been repaid and up to $5.0 million we expect will be repaid in August of 2004. We funded the acquisition entirely from cash on hand. Of the 295 stores acquired, 176 stores were merged with our existing store locations.

      On February 4, 2004, we announced that we entered into a definitive agreement to acquire Rainbow Rentals, Inc., a rent-to-own operator, for $16.00 in cash per share of Rainbow common stock. The acquisition consists of 124 rent-to-own stores in 15 states. The agreement also provides that each holder of options of Rainbow will receive an amount equal to the difference between $16.00 and the exercise price of the option. We intend to fund the acquisition primarily with cash on hand. The acquisition, which is expected to be completed in the second quarter of 2004, is conditioned upon customary closing conditions for a transaction of this nature, including the receipt of requisite regulatory approval and approval of Rainbow’s shareholders.

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

      Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2002.

Year Ending December 31,
(In thousands)
2004	$4,000
2005	4,000
2006	4,000
2007	4,000
2008	192,000
Thereafter	190,000

$398,000

      Senior Credit Facilities. On May 28, 2003, we entered into a new senior credit facility provided by a syndicate of banks and other financial institutions led by Lehman Commercial Paper, Inc., as administrative agent. At December 31, 2003, we had a total of $398.0 million outstanding under our senior credit facilities related to our term loans and $90.2 million of availability under the revolving credit line portion of our senior credit facilities.

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

      Borrowings under our senior credit facilities bear interest at varying rates equal to 2.25% over the Eurodollar rate, which was 1.12% at December 31, 2003. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities.

      Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our U.S. subsidiaries, and a portion of the capital stock of our international subsidiaries.

      Our senior credit facilities contain covenants, including without limitation, covenants that generally limit our ability to:

•	incur additional debt (including subordinated debt) in excess of $35 million at any one time outstanding;

•	repurchase our capital stock and 7 1/2% notes;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into a new line of business.

      Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At December 31, 2003, the maximum consolidated leverage ratio was 2.75:1, the minimum consolidated interest coverage ratio was 3.50:1, and the minimum fixed charge coverage ratio was 1.50:1. On that date, our actual ratios were 1.52:1, 6.42:1 and 2.52:1, respectively. In addition, we are generally required to use 25% of the net proceeds from equity offerings to repay our term loans.

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

      7 1/2% Senior Subordinated Notes. On May 6, 2003, we issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2% (“7 1/2% Notes”), pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of our then outstanding 11% senior subordinated notes.

      The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; and

•	engage in a merger or sell substantially all of its assets.

      Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million.

      The 7 1/2% Notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The 7 1/2% Notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities.

      Store Leases. We lease space for all of our stores as well as our corporate and regional offices under operating leases expiring at various times through 2011.

      ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $29.0 million was outstanding as of December 31, 2003. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

      Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of December 31, 2003, we have paid approximately $124.5 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, including the revolving credit facility and the multidraw facility, as well as from cash flow from operations.

      Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note L of our consolidated financial statements included herein.

      Stock Split. On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split of our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in all share data in the consolidated financial statements and management’s discussion and analysis, unless otherwise noted.

      Sales of Equity Securities. During 1998, we issued 260,000 shares of our preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our preferred stock accrue on a quarterly basis at the rate of $37.50 per annum. Prior to the conversion of all but two shares of our preferred stock in August 2002, we paid these dividends in additional shares of preferred stock because of restrictive provisions in our senior credit facilities. We have the ability to pay the dividends in cash and may do so under our senior credit facilities so long as we are not in default.

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

      Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2003:

		Payments Due by Period

Contractual Cash Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(In thousands)
Senior Credit Facilities (including current portion)	$398,000	$4,000	$8,000	$196,000	$190,000
7 1/2% Senior Subordinated Notes (1)	446,250	22,500	45,000	45,000	333,750
Operating Leases	356,598	121,038	174,543	59,041	1,976

Total	$1,200,848	$147,538	$227,543	$300,041	$525,726

(1)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year after 2003.

     Repurchases of Outstanding Securities. In connection with the retirement of J. Ernest Talley, our former Chairman of the Board and Chief Executive Officer, we entered into an agreement to repurchase $25.0 million worth of shares of our common stock beneficially held by Mr. Talley at a purchase price equal to the average closing price of our common stock over the 10 trading days beginning October 9, 2001, subject to a maximum of $27.00 per share (on a pre-split basis) and a minimum of $20.00 per share (on a pre-split basis). Under this formula, the purchase price for the repurchase was calculated at $20.258 per share (on a pre-split basis). Accordingly, on October 23, 2001 we repurchased 493,632 shares of our common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis) for a total purchase price of $10.0 million, and on November 30, 2001, we repurchased an additional 740,448 shares of our common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 (on a pre-split basis) per share, for a total purchase price of an additional $15.0 million. On January 25, 2002, we exercised the option to repurchase all of the remaining 1,714,086 shares of common stock (on a pre-split basis) beneficially held by Mr. Talley at $20.258 per share (on a pre-split basis) for a total purchase price of $34.7 million. We repurchased those remaining shares on January 30, 2002.

      On April 25, 2003, we announced that we entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of our common stock (on a pre-split basis) pursuant to a modified “Dutch Auction.” On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of our Board of Directors.

      In April 2000, we announced that our Board of Directors had authorized a program to repurchase, from time to time, in the open market and in privately negotiated transactions up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. On August 1, 2003, we agreed to purchase an aggregate of 440,000 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis), 200,000 of which were repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which were repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which were repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. On October 24, 2003 we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new $100 million common stock repurchase program. Through that date, we repurchased a total of 1.6 million shares of our common stock (on a pre-split basis) for an aggregate of $91.5 million under our old common stock repurchase program. Under our new common stock repurchase program, we have the ability to repurchase up to $100 million in aggregate purchase price of our common stock, from time to time, in open market and privately negotiated transactions. As of December 31, 2003, we had purchased a total of 835,600 shares of our common stock for an aggregate of $26.8 million under our new common stock repurchase program.

      Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession.

      Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to the exercise of early purchase options due to our customers receiving federal income tax refunds. Generally, our customers will more frequently exercise their early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of rental purchase agreements on rent in the third quarter of each fiscal year when compared to other quarters throughout the year. As a result, we would expect revenues for the third quarter of each fiscal year to remain relatively flat with the prior quarter. We expect this trend to continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

Effect of New Accounting Pronouncements

      In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R), to clarify some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Variable interest entities within the scope of FIN 46R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. We have performed an evaluation and determined, based on our evaluation, that we have no special-purpose entities and that the adoption of the provisions of FIN 46R will not have a material impact on our financial condition or results of operations.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revised the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial condition. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard during the third quarter of 2003 and reclassified $2,000 of redeemable convertible voting preferred stock to liabilities.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

      As of December 31, 2003, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, and $398.0 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at December 31, 2003 was $316.5 million, which is $16.5 million above their carrying value. Unlike the subordinated notes, the $398.0 million in term loans have variable interest rates indexed to current Eurodollar rates. As of December 31, 2003, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

Market Risk

      Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates. Our primary market risk exposure is fluctuations in interest rates. Monitoring and managing this risk is a continual process carried out by the Board of Directors and senior management. We manage our market risk based on an ongoing assessment of trends in interest rates and economic developments, giving consideration to possible effects on both total return and reported earnings.

Interest Rate Risk

      We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Rent-A-Center, Inc. and Subsidiaries
Report of Independent Certified Public Accountants	40
Consolidated Financial Statements
Statements of Earnings	41
Balance Sheets	42
Statement of Stockholders’ Equity	43
Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Rent-A-Center, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note E to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.

GRANT THORNTON LLP

Dallas, Texas

February 9, 2004

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$1,998,952	$1,828,534	$1,650,851
Merchandise sales	152,984	115,478	94,733
Installment sales	22,203	6,137	—
Other	3,083	2,589	3,476
Franchise
Merchandise sales	45,057	51,514	53,584
Royalty income and fees	5,871	5,792	5,884

	2,228,150	2,010,044	1,808,528
Operating expenses
Direct store expenses
Depreciation of rental merchandise	432,696	383,400	343,197
Cost of merchandise sold	112,283	84,628	72,539
Cost of installment sales	10,639	3,776	—
Salaries and other expenses	1,180,115	1,070,265	1,019,402

	1,778,981	1,591,254	1,486,389
General and administrative expenses	66,635	63,296	55,359
Amortization of intangibles	12,512	5,045	30,194
Class action litigation settlements	—	—	52,000

Total operating expenses	1,858,128	1,659,595	1,623,942

Operating profit	370,022	350,449	184,586
Non-recurring financing costs	35,260	—	—
Interest expense	48,577	64,682	60,874
Interest income	(4,645)	(2,676)	(1,094)

Earnings before income taxes	290,830	288,443	124,806
Income tax expense	109,334	116,270	58,589

NET EARNINGS	181,496	172,173	66,217
Preferred dividends	—	10,212	15,408

Net earnings allocable to common stockholders	$181,496	$161,961	$50,809

Basic earnings per common share	$2.16	$2.20	$0.79

Diluted earnings per common share	$2.08	$1.89	$0.71

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except per
	share data)
ASSETS
Cash and cash equivalents	$143,941	$85,723
Accounts receivable, net	14,949	5,922
Prepaid expenses and other assets	70,702	53,482
Rental merchandise, net
On rent	542,909	510,184
Held for rent	139,458	121,540
Property assets, net	121,909	105,949
Goodwill, net	788,059	736,395
Other intangible assets, net	9,375	7,457

	$1,831,302	$1,626,652

LIABILITIES
Accounts payable — trade	$72,708	$54,061
Accrued liabilities	132,844	122,717
Deferred income taxes	132,918	86,142
Senior debt	398,000	249,500
Subordinated notes payable, net of discount	300,000	271,830
Redeemable convertible voting preferred stock	2	2

	1,036,472	784,252
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 125,000,000 shares authorized; 101,148,417 and 98,845,105 shares issued in 2003 and 2002, respectively	1,012	395
Additional paid-in capital	572,628	532,675
Accumulated comprehensive loss	—	(3,726)
Retained earnings	609,930	428,621
Treasury stock, 21,020,041 and 11,498,173 shares at cost in 2003 and 2002, respectively	(388,740)	(115,565)

	794,830	842,400

	$1,831,302	$1,626,652

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three years ended December 31, 2003

						Accumulated
	Common Stock		Additional			Comprehensive
			Paid-In	Retained	Treasury	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Total

	(In thousands)
Balance at January 1, 2001	64,250	$257	$115,607	$218,507	$(25,000)	$—	$309,371
Net earnings	—	—	—	66,217	—	—	66,217
Other comprehensive income (loss):
Cumulative effect of adoption of SFAS 133	—	—	—	—	—	1,378	1,378
Losses on interest rate swaps, net of tax of $6,184	—	—	—	—	—	(10,090)	(10,090)
Reclassification adjustment for losses included in net earnings, net of tax of $1,466	—	—	—	—	—	2,393	2,393

Other comprehensive loss	—	—	—	—	—	(6,319)	(6,319)

Comprehensive income							59,898
Purchase of treasury stock (3,085 shares)	—	—	—	—	(25,000)	—	(25,000)
Issuance of common stock in public offering, net of issuance costs of $3,253	2,875	12	45,610	—	—	—	45,622
Preferred dividends	—	—	4,064	(14,742)	—	—	(10,678)
Issuance of stock options for services	—	—	111	—	—	—	111
Exercise of stock options	2,190	8	20,309	—	—	—	20,317
Tax benefits related to exercise of stock options	—	—	5,737	—	—	—	5,737

Balance at December 31, 2001	69,315	277	191,438	269,982	(50,000)	(6,319)	405,378

Net earnings	—	—	—	172,173	—	—	172,173
Other comprehensive income:
Losses on interest rate swaps, net of tax of $1,994	—	—	—	—	—	(3,253)	(3,253)
Reclassification adjustment for losses included in net earnings, net of tax of $3,583	—	—	—	—	—	5,846	5,846

Other comprehensive income	—	—	—	—	—	2,593	2,593

Comprehensive income							174,766
Purchase of treasury stock (5,938 shares)	—	—	—	—	(65,565)	—	(65,565)
Preferred dividends	—	—	5,383	(13,534)	—	—	(8,151)
Conversion of preferred stock to common (26,955 shares)	26,955	108	299,951	—	—	—	300,059
Issuance of stock options for services	—	—	112	—	—	—	112
Exercise of stock options	2,575	10	26,782	—	—	—	26,792
Tax benefits related to exercise of stock options	—	—	9,009	—	—	—	9,009

Balance at December 31, 2002	98,845	395	532,675	428,621	(115,565)	(3,726)	842,400

Net earnings	—	—	—	181,496	—	—	181,496
Other comprehensive income:
Gains on interest rate swaps, net of tax of $3,986	—	—	—	—	—	6,504	6,504
Reclassification adjustment for gains included in net earnings, net of tax of $1,702	—	—	—	—	—	(2,778)	(2,778)

Other comprehensive income						3,726	3,726

Comprehensive income							185,222
Purchase of treasury stock (9,528 shares)	—	—	—	—	(273,175)	—	(273,175)
Issuance of stock options for services	—	—	28	—	—	—	28
Effect of 5-for-2 stock split	—	605	(451)	(154)	—	—	—
Exercise of stock options	2,303	12	29,771	—	—	—	29,783
Tax benefits related to exercise of stock options	—	—	10,605	—	—	—	10,605
Other	—	—	—	(33)	—	—	(33)

Balance at December 31, 2003	101,148	$1,012	$572,628	$609,930	$(388,740)	$—	$794,830

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net earnings	$181,496	$172,173	$66,217
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	432,696	383,400	343,197
Depreciation of property assets	43,384	38,359	37,910
Amortization of intangibles	12,512	5,045	30,194
Amortization of financing fees	844	5,944	2,760
Deferred income taxes	46,776	94,914	23,856
Non-recurring financing fees	23,329	—	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(424,397)	(342,954)	(391,932)
Accounts receivable	(9,027)	(4,258)	1,590
Prepaid expenses and other assets	(8,752)	(26,573)	(12,104)
Accounts payable — trade	18,647	4,131	(5,371)
Accrued liabilities and other	24,904	(35,691)	79,413

Net cash provided by operating activities	342,412	294,490	175,730
Cash flows from investing activities
Purchase of property assets	(55,987)	(37,596)	(57,532)
Proceeds from sale of property assets	809	398	706
Acquisitions of businesses	(126,119)	(59,504)	(49,835)

Net cash used in investing activities	(181,297)	(96,702)	(106,661)

Cash flows from financing activities
Purchase of treasury stock	(273,175)	(65,565)	(25,000)
Proceeds from issuance of common stock, net of issuance costs	—	—	45,622
Exercise of stock options	29,783	26,792	20,317
Issuance of subordinated notes	300,000	—	—
Payment of refinancing fees	(17,049)	—	—
Proceeds from debt	400,000	—	99,506
Repurchase of senior subordinated notes, including premium	(290,956)	(2,750)	—
Repayments of debt	(251,500)	(178,500)	(138,051)

Net cash provided by (used in) financing activities	(102,897)	(220,023)	2,394

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,218	(22,235)	71,463
Cash and cash equivalents at beginning of year	85,723	107,958	36,495

Cash and cash equivalents at end of year	$143,941	$85,723	$107,958

Supplemental cash flow information
Cash paid during the year for:
Interest	$56,401	$53,307	$56,306
Income taxes	$68,805	$31,868	$21,526

      During 2002 and 2001, the Company paid preferred dividends of approximately $8.2 million and $10.7 million by issuing 8,151 and 10,678 shares of preferred stock, respectively. During 2003, the Company paid all preferred dividends in cash, totaling approximately $128.

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Accounting Policies and Nature of Operations

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

      These financial statements include the accounts of Rent-A-Center, Inc. (“Rent-A-Center”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. At December 31, 2003, the Company operated 2,648 company-owned stores nationwide and in Puerto Rico, including 22 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now.” The Company’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

      ColorTyme, Inc. (“ColorTyme”), an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of 329 franchised rent-to-own stores operating in 40 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme’s primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

      Effective as of December 31, 2002, the Company completed a tax-free internal reorganization of its corporate structure. The reorganization was effected through an inversion merger whereby Rent-A-Center, Inc. became a wholly-owned subsidiary of Rent-A-Center Holdings, Inc., a newly formed Delaware holding company. Upon the merger, Rent-A-Center, Inc. changed its name to Rent-A-Center East, Inc., (“Rent-A-Center East”) and Rent-A-Center Holdings, Inc. adopted the name Rent-A-Center, Inc.

Stock Split

      On July 28, 2003, the Company announced that its Board of Directors had approved a 5 for 2 stock split on its common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in all share data in the consolidated financial statements and management’s discussion and analysis, unless otherwise noted.

Rental Merchandise

      Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for all merchandise is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 7 to 30 months. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method. On July 1, 2002, the Company began accelerating the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months. As of December 31, 2002, the Company had recognized an

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional $2.4 million in depreciation expense due to this accelerated method on computers. The purpose for this change is to better reflect the depreciable life of a computer and to encourage the sale of older computers. Though this method will accelerate the depreciation expense on the affected computers, the Company does not expect it to have a material effect on its financial position, results of operations or cash flows in future periods.

      Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is expensed when such impairment occurs. Any repairs made to rental merchandise are expensed at the time of the repair.

Cash Equivalents

      For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

Revenue

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

      ColorTyme’s revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.

      Get It Now’s revenue from the sale of merchandise through an installment credit sale is recognized at the time of the sale, as is the cost of the merchandise sold, net of a provision for uncollectable accounts.

Receivables and Allowance for Doubtful Accounts

      Get It Now sells merchandise through installment sales transactions. The installment note generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. The Company has established an allowance for doubtful accounts for Get It Now’s installment notes and ColorTyme’s trade receivables. The Company’s policy for determining the allowance is based on historical loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the installment notes and trade receivables within the previous quarter. The Company’s policy is to charge off installment notes and trade receivables which are 90 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.

Property Assets and Related Depreciation

      Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally five years) by the straight-line method. Leasehold improvements are amortized over the term of the applicable leases by the straight-line method. The Company incurs repair and maintenance expenses on its vehicles and equipment. These amounts are recognized when incurred, unless such repairs significantly extend the life of the asset, in which case the Company amortizes the cost of the repairs for the remaining life of the asset utilizing the straight-line method.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Amortization

      Goodwill is the cost in excess of the fair value of net assets of acquired businesses. Effective January 1, 2002, goodwill is no longer amortized, but evaluated at least annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

      Under SFAS No. 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002. A discounted cash flow approach is used to test goodwill for impairment. There were no impairment charges as a result of the transitional goodwill impairment test in 2002 or the annual impairment test in 2003.

Accounting for Impairment of Long-Lived Assets

      The Company evaluates all long-lived assets, including intangible assets, excluding goodwill, and rental merchandise, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Derivative Instruments and Hedging Activities

      Under the Company’s new senior credit facility entered into on May 28, 2003, the Company is not currently a party to any swap agreements. Under the Company’s previous credit facility, the Company entered into interest-rate swap agreements in order to manage its exposure to fluctuations in interest rates by decreasing the volatility of earnings and cash flows associated with changes in the applicable rates. The interest-rate swaps were derivative instruments related to forecasted transactions and hedged future cash flows. The effective portion of any gains or losses were included in accumulated other comprehensive income (loss) until earnings were affected by the variability of cash flows. Any ineffective portion was recognized into earnings. The cash flows of the interest-rate swaps offset cash flows attributable to fluctuations in the cash flows of the previous floating-rate senior credit facility. If it became probable a forecasted transaction would no longer occur, the interest-rate swaps were carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) were recognized immediately into earnings.

      Changes in the fair value of the effective cash flow hedges were recorded in accumulated other comprehensive income (loss). The effective portion that had been deferred in accumulated other comprehensive income (loss) was reclassified to earnings when the hedged items impacted earnings.

      The Company’s adoption of SFAS No. 133 on January 1, 2001 resulted in the recognition of approximately $2.6 million, or $1.4 million after taxes, of derivative assets on the Company’s consolidated balance sheet and $1.4 million of hedging gains included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle.

      The interest-rate swaps were based on the same index as their respective underlying debt. The interest-rate swaps were effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount was required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness during the three years ended December 31, 2003. The interest-rate swap resulted in an increase of interest expense of $4.5 million, $9.4 million and $3.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The fair value of the interest-rate swaps increased by $2.6 million, net of tax, during the year ended December 31, 2002, and decreased by $6.3 million, net of tax, during the year ended December 31, 2001, which had been recorded in accumulated other comprehensive income. During the years ended December 31, 2002 and 2001, the amount of cash flow loss reclassified to earnings because it became probable that the original forecasted transaction would not occur was not material. In May 2003, the Company extinguished their remaining interest rate swap in connection with their

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recapitalization program. The accumulated loss in other comprehensive income of approximately $3.7 million was recognized immediately into earnings and is included in the non-recurring charge of $35.3 million on the statement of earnings.

Income Taxes

      The Company records deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable.

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

Advertising Costs

      Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $67.8 million, $62.7 million, and $69.1 million in 2003, 2002 and 2001, respectively.

Stock-Based Compensation

      The Company has in place a long-term incentive plan for the benefit of certain employees, consultants and directors, which is described more fully in Note M. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$181,496	$161,961	$50,809
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax expense	15,687	11,290	7,380

Pro forma	$165,809	$150,671	$43,429

Basic earnings per common share
As reported	$2.16	$2.20	$0.79
Pro forma	$1.97	$2.05	$0.67
Diluted earnings per common share
As reported	$2.08	$1.89	$0.71
Pro forma	$1.90	$1.77	$0.64

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 54.6% to 56.5%; risk-free interest rates of 3.1% to 3.7%, 3.5% to 5.5%, and 4.2% to 5.3% in 2003, 2002, and 2001 respectively; no dividend yield; and expected lives of seven years. During the fourth quarter of 2003, the Company revised its estimate of the weighted average expected life of options from seven years to four years. The effect of such change was not material to the amounts reflected in the above table for the 2003 pro forma stock-based compensation expense.

Use of Estimates

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the associated expenses, during the reporting period. Actual results could differ from those estimates.

Other Comprehensive Income

      Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income was attributed to changes in the fair value of interest rate swap agreements, net of tax.

New Accounting Pronouncements

      In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R), to clarify some of the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” Variable interest entities within the scope of FIN 46R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company has determined that the adoption of the provisions of FIN 46R will not have a material impact on its financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 revised the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial condition. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard during the third quarter of 2003 and reclassified $2,000 of redeemable convertible voting preferred stock to liabilities.

Prior Year Reclassifications on Financial Statements for Comparability

      Certain reclassifications have been made to prior year’s financial data in order to conform to the 2003 presentation.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B — Receivables and Allowance for Doubtful Accounts

      Receivables consist of the following:

	At December 31,

	2003	2002

	(In thousands)
Installment sales receivable	$14,372	$5,391
Trade receivables	2,495	1,951

Total	16,867	7,342
Less allowance for doubtful accounts	(1,918)	(1,420)

Net receivables	$14,949	$5,922

      Changes in the Company’s allowance for doubtful accounts are as follows:

	At December 31,

	2003	2002

	(In thousands)
Beginning balance	$1,420	$—
Bad debt expense	753	1,454
Accounts written-off	(312)	(34)
Recoveries	57	—

Ending balance	$1,918	$1,420

Note C — Rental Merchandise

	December 31,

	2003	2002

	(In thousands)
On rent
Cost	$941,642	$906,305
Less accumulated depreciation	398,733	396,121

Net book value, on rent	$542,909	$510,184

Held for rent
Cost	$179,067	$161,316
Less accumulated depreciation	39,609	39,776

Net book value, held for rent	$139,458	$121,540

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Rental Merchandise

	December 31,

	2003	2002	2001

	(In thousands)
Beginning merchandise value	$631,724	$653,701	$587,232
Inventory additions through acquisitions	58,942	18,469	17,734
Purchases	612,276	494,903	526,909
Depreciation of rental merchandise	(432,696)	(383,400)	(343,197)
Cost of good sold	(122,922)	(88,404)	(72,539)
Skips and stolens	(50,216)	(48,110)	(44,293)
Other inventory deletions(1)	(14,741)	(15,435)	(18,145)

Ending merchandise value	$682,367	$631,724	$653,701

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Note D — Property Assets

	December 31,

	2003	2002

	(In thousands)
Furniture and equipment	$133,394	$113,579
Transportation equipment	29,924	24,972
Building and leasehold improvements	117,135	99,025
Construction in progress	6,494	1,013

	286,947	238,589
Less accumulated depreciation	165,038	132,640

	$121,909	$105,949

Note E — Intangible Assets and Acquisitions

      Intangibles consist of the following (in thousands):

		December 31, 2003		December 31, 2002

	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Franchise network	10	$3,000	$2,250	$3,000	$1,950
Non-compete agreements	4	5,275	1,788	1,510	1,444
Customer relationships	1.5	20,699	15,561	12,706	6,365

Total		28,974	19,599	17,216	9,759
Intangible assets not subject to amortization
Goodwill		887,221	99,162	835,557	99,162

Total intangibles		$916,195	$118,761	$852,773	$108,921

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Amortization Expense
Year ended December 31, 2003	$12,512
Year ended December 31, 2002	$5,045

Supplemental information regarding intangible assets and amortization.

      Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense

(In thousands)
2004	$6,327
2005	1,676
2006	1,279
2007	93

Total	$9,375

      Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002

	(In thousands)
Balance as of January 1,	$736,395	$707,362
Additions from acquisitions	48,445	31,278
Tax benefit not recorded from previous acquisition	—	(6,125)
Post purchase price allocation adjustments	3,219	3,880

Balance as of December 31,	$788,059	$736,395

      In contrast to accounting standards in effect during 2001, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill should not be amortized, but should be evaluated at least annually for impairment. There were no impairment losses to goodwill for the year ended December 31, 2003. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill. The information presented below reflects adjustments to information reported in 2001 as if SFAS 142 had been applied in that year.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net earnings and earnings per common share, excluding the after tax effect of amortization expense related to goodwill, for the years ending December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Reported net earnings	$181,496	$172,173	$66,217
Goodwill amortization, net of tax	—	—	24,892

Adjusted net earnings	$181,496	$172,173	$91,109

Basic earnings per common share:
Reported earnings per share	$2.16	$2.20	$0.79
Add back: Goodwill amortization, net of tax	—	—	0.39

Adjusted earnings per share	$2.16	$2.20	$1.18

Diluted earnings per common share:
Reported earnings per share	$2.08	$1.89	$0.71
Add back: Goodwill amortization, net of tax	—	—	0.27

Adjusted earnings per share	$2.08	$1.89	$0.98

Acquisitions

      The following table provides information concerning the acquisitions made during the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(Dollar amounts in thousands)
Number of stores acquired	160	83	95
Number of locations from which accounts were acquired	220	126	90
Number of transactions	39	53	52
Total purchase price	$126,119	$59,504	$49,835
Amounts allocated to:
Goodwill	$48,445	$31,278	$29,845
Non-compete agreements	4,515	10	—
Customer relationships	9,938	8,783	2,150
Property assets	4,166	946	46
Rental merchandise	58,942	18,469	17,734
Other assets	113	18	60

      On February 8, 2003, the Company completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, the Company held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million was remitted in the second quarter of 2003 and the remaining amount, up to $5.0 million, the Company expects to remit in August 2004. The Company funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with the Company’s existing store locations. The Company entered into this transaction seeing it as an opportunistic acquisition that would allow it to expand its store base in conjunction with its strategic growth plans. The acquisition price was

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. The Company utilized a third party to review the valuation of certain intangible assets, which resulted in a $4.0 million decrease in the value assigned to customer relationships and a $4.0 million increase in the value placed on the non-compete agreement as compared to the Company’s original estimates as disclosed in its 2002 annual report on Form 10-K. The table below summarizes the allocation of the purchase price based on the fair values of the assets acquired:

Fair Values

(In thousands)
Inventory	$50,100
Property assets	4,300
Customer relationships	7,900
Non-compete agreement	4,300
Goodwill	33,800

Total assets acquired	$100,400

      Customer relationships are amortized utilizing the straight-line method over an 18 month period. The non-compete agreement is amortized using the straight-line method over a four year period and, in accordance with SFAS 142, the goodwill associated with the acquisition will not be amortized, but will be deductible for tax purposes.

      All acquisitions in 2003 and the acquisitions that occurred during 2002 and 2001 were not significant, individually or in the aggregate, to the Company’s consolidated financial position or statement of operations for these periods. All acquisitions have been accounted for as purchases, and the operating results of the acquired businesses have been included in the financial statements since their date of acquisition.

Note F — Recapitalization

      In April 2003, the Company announced and commenced a program to recapitalize a portion of its financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of Rent-A-Center East’s $272.25 million principal amount of senior subordinated notes, paying 11% interest, due 2008 (the “11% Notes”), the redemption of the 11% Notes, the issuance of $300.0 million principal amount of senior subordinated notes, paying 7 1/2% interest, due 2010 (the “7 1/2% Notes”), the refinancing of its senior debt and the repurchase of shares of its common stock.

      On May 6, 2003, the Company repurchased approximately $183.0 million principal amount of 11% Notes pursuant to a debt tender offer announced on April 23, 2003. On August 15, 2003, the Company redeemed all of the remaining outstanding 11% Notes in accordance with the terms of the indenture governing the 11% Notes, at the applicable redemption price of 105.5% of the principal amount, plus accrued and unpaid interest to that date. The total aggregate redemption price for the 11% Notes was approximately $93.75 million, including $4.65 million in accrued interest and $4.65 million in redemption premium. Proceeds from the offering of $300 million in 7 1/2% Notes were used to pay for the redemption.

      On April 25, 2003, the Company announced that it entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively “Apollo”) which provided for the repurchase of a number of shares of Rent-A-Center’s common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of Rent-A-Center’s planned tender offer at the price per share paid in the tender offer. On April 28, 2003, the Company commenced a tender offer to purchase up to 2.2 million shares of Rent-A-Center’s common stock (on a pre-split basis) pursuant to a modified “Dutch Auction.” On June 25, 2003, the Company closed the tender offer and purchased 1,769,960 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$129.2 million. On July 11, 2003, the Company closed the Apollo transaction and purchased 774,547 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of Rent-A-Center’s Board of Directors.

      On May 6, 2003, Rent-A-Center issued $300.0 million in 7 1/2% Notes, the proceeds of which were used, in part, to fund the repurchase and redemption of the 11% Notes.

      On May 28, 2003, the Company refinanced its then existing senior debt by entering into a new $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and an $80.0 million additional term loan.

      During the second and third quarter of 2003, the Company recorded an aggregate of $35.3 million in non-recurring financing charges in connection with the foregoing recapitalization which consisted of senior subordinated note premiums of approximately $18.7 million, senior subordinated note issue costs and loan origination fees written-off of approximately $11.9 million and other bank charges and fees of approximately $4.7 million.

Note G — Senior Credit Facility

      On May 28, 2003, the Company entered into a new senior credit facility to replace its old senior credit facility. The new and old senior credit facilities as of December 31, 2003 and 2002 are as follows:

		December 31, 2003			December 31, 2002

	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available

	(In thousands)
Senior Credit Facility:
Term Loan “B”(1)	2009	$398,000	$398,000	$—	$—	$—	$—
Term Loan “B”	2006	—	—	—	72,404	72,404	—
Term Loan “C”	2007	—	—	—	128,753	128,753	—
Term Loan “D”	2007	—	—	—	48,343	48,343	—
Tranche D LC(2)	2007	—	—	—	80,000	—	—
Tranche A LC(1)	2009	80,000	—	—	—	—	—
Revolver(3)	2009	120,000	—	90,176	120,000	—	114,300

		598,000	398,000	90,176	449,500	249,500	114,300

Other Indebtedness:
Line of credit		10,000	—	10,000	10,000	—	10,000

Total Debt Facilities		$608,000	$398,000	$100,176	$459,500	$249,500	$124,300

(1)	On May 28, 2003, the Company entered into a new senior credit facility provided by a syndicate of banks and other financial institutions led by Lehman Commercial Paper, Inc., as administrative agent. At December 31, 2003, the Company had a total of $398.0 million outstanding under its new senior credit facility related to its term loans and $90.2 million of availability under the revolving credit line portion of its new senior credit facility. The new senior credit facility also includes an $80.0 million additional term loan facility. This facility is currently held to support the Company’s outstanding letters of credit. In the event that a letter of credit is drawn upon, the Company has the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility loan accrues at an adjusted prime rate plus 1.25% or, at the

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s option, at the Eurodollar base rate plus 2.25%, with the entire amount of the additional term loan facility due on May 28, 2009.

(2)	On May 3, 2002, the Company amended the old senior credit facility to provide for a new Tranche D LC facility in an aggregate amount at closing equal to $80.0 million to support its outstanding letters of credit. Under this Tranche D LC facility, in the event that a letter of credit was drawn upon, the Company had the right to either repay the Tranche D LC lenders the amount withdrawn or request a loan in that amount. Interest on any requested Tranche D LC loan accrued at an adjusted prime rate plus 1.75% or, at the Company’s option, at the Eurodollar Rate plus 2.80%, with the entire amount of the Tranche D LC facility due on December 31, 2007. This facility has since been eliminated.

(3)	At December 31, 2003 and 2002, the amounts available under the Company’s revolving facility were reduced by approximately $29.8 million and $5.7 million, respectively, for outstanding letters of credit used to support the Company’s insurance obligations. The Company provides assurance to its insurance providers that if they are not be able to draw funds from the Company for claims paid, they have the ability to draw against the Company’s letters of credit. At that time, the Company would then owe the drawn amount to the financial institution providing the letter of credit. One of the Company’s letters of credit is renewed automatically every year unless the Company notifies the institution not to renew. The other letter of credit expires in August 2004, but is automatically renewed each year for a one year period unless the institution notifies the Company no later than thirty day prior to the applicable expiration date that such institution does not elect to renew the letter of credit for such additional one year period.

     Borrowings under the Company’s new senior credit facility bear interest at varying rates equal to 2.25% over the Eurodollar rate, which was 1.12% at December 31, 2003. The Company also has a prime rate option under the facility, but has not exercised it to date. The Company has not entered into any interest rate protection agreements with respect to term loans under the new senior credit facility. A commitment fee equal to 0.25% to 0.50% of the unused portion of the revolving credit facility is payable quarterly.

      The Company’s new senior credit facility contains covenants, including without limitation, covenants that generally limit its ability to:

•	incur additional debt (including subordinated debt) in excess of $35 million at any one time outstanding;

•	repurchase its capital stock and 7 1/2% notes;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all its property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless it meets financial tests and other requirements;

•	make capital expenditures; or

•	enter into a new line of business.

      The Company’s new senior credit facility requires it to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At December 31, 2003, the maximum consolidated leverage ratio was 2.75:1, the minimum consolidated interest coverage ratio was 3.50:1, and the minimum fixed charge coverage ratio was 1.50:1. On that date, the Company’s actual ratios were 1.52:1, 6.42:1 and 2.52:1, respectively. In addition, the Company is generally required to use 25% of the net proceeds from equity offerings to repay its term loans.

      Events of default under the Company’s new senior credit facility include customary events, such as a cross-acceleration provision in the event that it defaults on other debt. In addition, an event of default under the new senior credit facility would occur if there is a change of control. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of Rent-A-Center’s voting stock or certain changes in Rent-A-Center’s Board of Directors occur.

      The new senior credit facility is collateralized by substantially all of the Company’s tangible and intangible assets, and is unconditionally guaranteed by each of the Company’s U.S. subsidiaries. In addition,

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the new senior credit facility contains several financial covenants as defined therein, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, and a minimum consolidated fixed charge coverage ratio, as well as restrictions on capital expenditures, additional indebtedness, and the disposition of assets not in the ordinary course of business.

      The following are scheduled maturities of the new senior credit facility at December 31, 2003:

Year Ending December 31,
(In thousands)
2004	$4,000
2005	4,000
2006	4,000
2007	4,000
2008	192,000
Thereafter	190,000

$398,000

Note H — Subordinated Notes Payable

      11% Senior Subordinated Notes. In December 2001, Rent-A-Center East issued $100.0 million of 11% senior subordinated notes, maturing on August 15, 2008, under an indenture dated as of December 19, 2001 among Rent-A-Center East, its subsidiary guarantors and The Bank of New York, as trustee. On May 2, 2002, Rent-A-Center East closed an exchange offer for, among other things, approximately $175.0 million of senior subordinated notes issued by it under a previous indenture, such that, on that date, all senior subordinated notes were governed by the terms of the 2001 indenture. The 2001 indenture contained covenants that limited Rent-A-Center East’s ability to, among other things, incur additional debt, grant liens to third parties, and pay dividends or repurchase stock. On May 6, 2003, Rent-A-Center East repurchased approximately $183.0 million of its then outstanding 11% Notes. On August 15, 2003, Rent-A-Center East redeemed the remaining outstanding 11% Notes.

      7 1/2% Senior Subordinated Notes. On May 6, 2003, Rent-A-Center issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors (the “Subsidiary Guarantors”) and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of the then outstanding 11% Notes.

      The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:

•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; and

•	engage in a merger or sell substantially all of its assets.

      Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that Rent-A-Center defaults in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million.

      The 7 1/2% Notes may be redeemed on or after May 1, 2006, at the Company’s option, in whole or in part, at a premium declining from 103.75%. The 7 1/2% Notes also require that upon the occurrence of a change of

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control (as defined in the 2003 indenture), the holders of the notes have the right to require Rent-A-Center to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under the Company’s new senior credit facility.

      Rent-A-Center and the Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 7 1/2% Notes. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

      Set forth below is certain condensed consolidating financial information as of December 31, 2003 and 2002, and for each of the three years for the period ended December 31, 2003. The financial information includes the Subsidiary Guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

Condensed Consolidating Statements of Operations

	Parent	Subsidiary
	Company	Guarantors	Total

	(In thousands)
Year ended December 31, 2003
Total revenues	$—	$2,228,150	$2,228,150
Direct store expenses	—	1,735,733	1,735,733
Other	—	310,921	310,921

Net earnings	$—	$181,496	$181,496

	Parent	Rent-A-Center	Subsidiary
	Company	East	Guarantors	Total

Year ended December 31, 2002
Total revenues	$—	$1,946,601	$63,443	$2,010,044
Direct store expenses	—	1,538,293	3,776	1,542,069
Other	—	238,288	57,514	295,802

Net earnings	$—	$170,020	$2,153	$172,173

	Parent	Rent-A-Center	Subsidiary
	Company	East	Guarantors	Total

Year ended December 31, 2001
Total revenues	$1,749,060	$—	$59,468	$1,808,528
Direct store expenses	1,435,138	—	—	1,435,138
Other	243,266	—	63,907	307,173

Net earnings (loss)	$70,656	$—	$(4,439)	$66,217

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals

	(In thousands)
December 31, 2003
Merchandise inventory, net	$—	$682,367	$—	$682,367
Intangible assets, net	—	797,434	—	797,434
Other assets	882,876	231,893	(763,268)	351,501

Total assets	$882,876	$1,711,694	$(763,268)	$1,831,302

Senior Debt	$398,000	$—	$—	$398,000
Other liabilities	300,002	759,996	(421,526)	638,472
Stockholder’s equity	184,874	951,698	(341,742)	794,830

Total liabilities and equity	$882,876	$1,711,694	$(763,268)	$1,831,302

	Parent	Rent-A-Center	Subsidiary	Consolidating
	Company	East	Guarantors	Adjustments	Totals

December 31, 2002
Merchandise inventory, net	$—	$630,256	$1,468	$—	$631,724
Intangible assets, net	—	400,327	343,525	—	743,852
Other assets	417,507	132,358	42,953	(341,742)	251,076

Total assets	$417,507	$1,162,941	$387,946	$(341,742)	$1,626,652

Senior Debt	$—	$249,500	$—	$—	$249,500
Other liabilities	2	506,111	28,639	—	534,752
Stockholder’s equity	417,505	407,330	359,307	(341,742)	842,400

Total liabilities and equity	$417,507	$1,162,941	$387,946	$(341,742)	$1,626,652

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Parent	Subsidiary
	Company	Guarantors	Total

	(In thousands)
Year ended December 31, 2003
Net cash provided by operating activities	$—	$342,412	$342,412

Cash flows from investing activities
Purchase of property assets	—	(55,987)	(55,987)
Acquisitions of businesses	—	(126,119)	(126,119)
Other	—	809	809

Net cash used in investing activities	—	(181,297)	(181,297)
Cash flows from financing activities
Purchase of treasury stock	(273,175)	—	(273,175)
Exercise of stock options	29,783	—	29,783
Issuance of subordinated notes	300,000	—	300,000
Payment of refinancing fees	(17,049)	—	(17,049)
Proceeds from debt	400,000	—	400,000
Repurchase of subordinated notes, including premium	—	(290,956)	(290,956)
Repayments of debt	(2,000)	(249,500)	(251,500)
Intercompany advances	(376,553)	376,553	—

Net cash provided by (used in) financing activities	61,006	(163,903)	(102,897)
Net increase (decrease) in cash and cash equivalents	61,006	(2,788)	58,218
Cash and cash equivalents at beginning of year	—	85,723	85,723

Cash and cash equivalents at end of year	$61,006	$82,935	$143,941

	Parent	Rent-A-Center	Subsidiary
	Company	East	Guarantors	Total

	(In thousands)
Year ended December 31, 2002
Net cash provided by operating activities	$—	$288,843	$5,647	$294,490

Cash flows from investing activities
Purchase of property assets	—	(36,895)	(701)	(37,596)
Acquisitions of businesses	—	(59,504)	—	(59,504)
Other	—	398	—	398

Net cash used in investing activities	—	(96,001)	(701)	(96,702)
Cash flows from financing activities
Purchase of treasury stock	—	(65,565)	—	(65,565)
Exercise of stock options	—	26,792	—	26,792
Repayments of debt	—	(178,500)	—	(178,500)
Repurchase of senior subordinated notes, net of loss	—	(2,750)	—	(2,750)
Intercompany advances	—	4,946	(4,946)	—

Net cash used in financing activities	—	(215,077)	(4,946)	(220,023)

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent	Rent-A-Center	Subsidiary
	Company	East	Guarantors	Total

	(In thousands)
Net decrease in cash and cash equivalents	—	(22,235)	—	(22,235)
Cash and cash equivalents at beginning of year	—	107,958	—	107,958

Cash and cash equivalents at end of year	$—	$85,723	$—	$85,723

Year ended December 31, 2001
Net cash provided by operating activities	$169,178	$—	$6,552	$175,730

Cash flows from investing activities
Purchase of property assets	(57,477)	—	(55)	(57,532)
Acquisitions of businesses	(49,835)	—	—	(49,835)
Other	706	—	—	706

Net cash used in investing activities	(106,606)	—	(55)	(106,661)
Cash flows from financing activities
Purchase of treasury stock	(25,000)	—	—	(25,000)
Exercise of stock options	20,317	—	—	20,317
Repayments of debt	(138,051)	—	—	(138,051)
Proceeds from debt	99,506	—	—	99,506
Proceeds from issuance of common stock	45,622	—	—	45,622
Intercompany advances	6,497	—	(6,497)	—

Net cash provided by (used in) financing activities	8,891	—	(6,497)	2,394

Net increase in cash and cash equivalents	71,463	—	—	71,463
Cash and cash equivalents at beginning of year	36,495	—	—	36,495

Cash and cash equivalents at end of year	$107,958	$—	$—	$107,958

Note I — Accrued Liabilities

	December 31,

	2003	2002

Taxes other than income	$26,394	$22,719
Accrued litigation costs	1,800	1,667
Accrued insurance costs	69,763	49,883
Accrued interest payable	3,589	13,684
Accrued compensation and other	31,298	34,764

	$132,844	$122,717

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J — Redeemable Convertible Voting Preferred Stock

      There are 5,000,000 shares of preferred stock authorized and only two shares are issued and outstanding at December 31, 2003 and 2002, respectively.

      In August 1998, Rent-A-Center issued $260.0 million of redeemable convertible voting preferred stock with a $0.01 par value. In connection with such issuance, Rent-A-Center entered into a registration rights agreement with affiliates of Apollo which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and an affiliate of Bear Stearns elected to participate in such registration. In connection therewith, Apollo and the affiliate of Bear Stearns converted 97,197 shares of Rent-A-Center’s preferred stock held by them into 3,500,000 shares (on a pre-split basis) of Rent-A-Center’s common stock, which they sold in the May 2002 public offering that was the subject of Apollo’s request. Rent-A-Center did not receive any of the proceeds from this offering.

      On August 5, 2002, the first date in which Rent-A-Center had the right to optionally redeem the shares of preferred stock, the holders of Rent-A-Center’s preferred stock converted all but two shares of Rent-A-Center’s preferred stock held by them into 7,281,548 shares of Rent-A-Center’s common stock (on a pre-split basis). As a result, the dividend on Rent-A-Center’s preferred stock has been substantially eliminated for future periods.

      Rent-A-Center’s preferred stock is convertible, at any time, into shares of Rent-A-Center’s common stock at a conversion price equal to $11.174 per share (on a split adjusted basis), and has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions may be made to holders of common stock until the holders of the preferred stock have received the liquidation preference. Dividends accrue on a quarterly basis, at the rate of $37.50 per annum, per share. During 2002 and 2001, Rent-A-Center accounted for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. During 2003, Rent-A-Center paid all preferred stock dividends in cash. During 2002 and 2001, Rent-A-Center paid approximately $8.2 million and $10.7 million in preferred dividends by issuing 8,151 and 10,678 shares of preferred stock, respectively.

      Affiliates of Apollo hold all of the Company’s outstanding Series C preferred stock. Pursuant to the terms of a stockholders agreement entered into among the Company, Apollo, Mark E. Speese and certain other parties, Apollo has the right to designate two persons to be nominated to the Company’s Board of Directors. The terms of the Company’s Series C preferred stock as well as the stockholders agreement also contain provisions requiring Apollo’s approval to effect certain transactions involving the Company, including repurchasing shares of the Company’s common stock, declaring or paying any dividend on its common stock, increasing the size of the Company’s Board of Directors to more than eight persons, selling all or substantially all of the Company’s assets and entering into any merger or consolidation or other business combination.

      These documents also provide that one member of each of the Company’s board committees must be a director who was designated for nomination by Apollo. In addition, the terms of the Company’s Series C preferred stock and the stockholders agreement restrict the Company’s ability to issue debt or equity securities with a value in excess of $10 million without the majority affirmative vote of the Company’s finance committee, and in most cases, require the unanimous vote of its finance committee for the issuance of the Company’s equity securities with a value in excess of $10 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K — Income Taxes

      The components of the income tax provision are as follows:

	Year Ended December 31,

	2003	2002	2001

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3%	4.6%	5.7%
Effect of foreign operations, net of foreign tax credits	0.1%	0.1%	0.8%
Goodwill amortization	0.0%	0.0%	5.8%
Other, net	0.2%	0.6%	(0.4)%

Total	37.6%	40.3%	46.9%

      The components of income tax provision are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Federal	$53,615	$11,211	$24,073
State	9,382	9,625	8,795
Foreign	2,232	1,855	1,865

Total current	65,229	22,691	34,733

Deferred expense
Federal	43,349	84,368	22,400
State	756	9,211	1,456

Total deferred	44,105	93,579	23,856

Total	$109,334	$116,270	$58,589

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets
State net operating loss carryforwards	$2,101	$1,698
Accrued expenses	—	7,691
Intangible assets	5,306	11,116
Property assets	21,809	22,794
Other tax credit carryforwards	508	579
Unrealized loss on interest rate swap agreements	—	2,537

	29,724	46,415
Valuation allowance	(508)	—
Deferred tax liabilities
Rental merchandise	(157,404)	(132,557)
Accrued expenses	(4,730)	—

	(162,134)	(132,557)

Net deferred taxes	$(132,918)	$(86,142)

      The deferred tax expense represents the change between years in net deferred taxes except for the changes associated with items in other comprehensive income. The Company has no alternative minimum tax credit carryforwards, but does have various state net operating loss carryforwards.

Note L — Commitments and Contingencies

      The Company leases its office and store facilities and most delivery vehicles. The office space and certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $154.4 million, $138.0 million and $127.6 million for 2003, 2002, and 2001, respectively. Future minimum rental payments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2003 are as follows:

Year Ending December 31,	(In thousands)

2004	$121,038
2005	104,974
2006	69,569
2007	41,232
2008	17,809
Thereafter	1,976

$356,598

      From time to time, Rent-A-Center, along with its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. Rent-A-Center is currently a party to the following material litigation:

      Colon v. Thorn Americas, Inc. In November 1997, the plaintiffs filed this statutory compliance class action lawsuit in New York alleging various statutory violations of New York consumer protection laws. The plaintiffs are seeking, among other things, compensatory and punitive damages, interest, attorney’s fees and

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain injunctive relief. The plaintiff moved to certify a state-wide class in December 2000. On September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff’s requested certification. The opinion grants certification as to all of the plaintiff’s claims except the plaintiff’s pricing claims pursuant to the New York Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court’s opinion, and accordingly, the court granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff’s specific claims. Both proposed orders were submitted to the court on March 27, 2003. No order has yet been entered by the court. The Company intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

      Terry Walker, et. al. v. Rent-A-Center, Inc., et. al. In January 2002, a putative class action was filed against the Company and certain of its current and former officers and directors alleging that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding the Company’s financial performance and prospects for the third and fourth quarters of 2001. The complaint purports to be brought on behalf of all purchasers of Rent-A-Center’s common stock from April 25, 2001 through October 8, 2001 and seeks damages in unspecified amounts.

      In November 2002, the lead plaintiffs in the Walker matter filed an amended consolidated complaint which added certain of the Company’s outside directors as defendants to the Exchange Act claims. The amended complaint also added additional claims that the Company, and certain of the Company’s current and former officers and directors, violated various provisions of the Securities Act as a result of alleged misrepresentations and omissions in connection with an offering in May 2001 and also added the managing underwriters in that offering as defendants.

      On February 7, 2003, the Company, along with certain officer and director defendants, filed a motion to dismiss the matter as well as a motion to transfer venue. In addition, the Company’s outside directors named in the matter separately filed a motion to dismiss the Securities Act claims on statute of limitations grounds. On February 19, 2003, the underwriter defendants also filed a motion to dismiss the matter.

      On September 30, 2003, the court granted the Company’s motion to dismiss without prejudice, dismissed without prejudice the outside directors’ and underwriters’ separate motions to dismiss and denied the Company’s motion to transfer venue. In its order on the motions to dismiss, the court granted the lead plaintiffs leave to replead the case within certain parameters. On October 9, 2003, the lead plaintiffs filed a motion for reconsideration with the court with respect to the Securities Act claims. In that motion, they indicated they intend to replead their claims. The Company filed its response to this motion on October 24, 2003. No decision on the lead plaintiffs’ motion has been entered by the court. The Company intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

      Gregory Griffin, et. al. v. Rent-A-Center, Inc. On June 25, 2002, a suit originally filed by Gregory Griffin in state court in Philadelphia, Pennsylvania was amended to seek relief both individually and on behalf of a class of customers in Pennsylvania, alleging that the Company violated the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The amended complaint asserts that the Company’s rental purchase transactions are, in fact, retail installment sales transactions, and as such, are not governed by the Pennsylvania Rental-Purchase Agreement Act, which was enacted after the adoption of the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices Act. Griffin’s suit seeks class-wide remedies, including injunctive relief, unspecified statutory, actual and treble damages, as well as attorney’s fees and costs. On December 13, 2002, the trial court dismissed the plaintiffs’ claims. On January 6, 2003, the plaintiffs filed a notice of appeal, and on December 2, 2003, the Superior Court of Pennsylvania issued an opinion finding that the court properly ruled that the Company’s rental purchase agreements are governed by the Pennsylvania Rental-Purchase Agree-

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment Act and not the Pennsylvania Goods and Services Installment Sales Act. In doing so, the Superior Court reversed the trial court’s dismissal of the plaintiffs’ amended complaint and remanded the case back to the trial court for filing of an amended complaint. The Company intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

      Benjamin Griego, et al. v. Rent-A-Center, Inc., et al. On January 21, 2002, a state-wide putative class action was filed in San Diego, California by Benjamin Griego alleging various statutory violations of California law. A similar matter, entitled Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al, filed on April 12, 2002 in Los Angeles, California, was coordinated with Griego in the Superior Court for the County of San Diego on September 10, 2002. The plaintiffs seek unspecified damages and contend that no proof of actual harm or damage on the part of the individual consumer is necessary to establish recovery for these claims. Under California law, a consumer damaged by a violation of the California Rental Purchase Act is entitled to recover actual damages, statutory damages equal to twenty-five percent of an amount equal to the total amount of payments to obtain ownership if all payments were made under the rental purchase agreement (but not less than $100 nor more than $1,000), reasonable attorney’s fees and court costs, exemplary damages for intentional or willful violations, and equitable relief. The California Rental Purchase Act also provides that with respect to certain violations, a rental purchase agreement is voidable by the consumer. Furthermore, the statute provides that if a lessor willfully discloses a cash price that exceeds the price permitted under the statute, the contract is void and the consumer is entitled to keep the merchandise and recover a full refund of all payments. A consumer who suffers any damage from a violation of the California Consumer Legal Remedies Act is entitled to recover actual damages, injunctive relief, restitution, punitive damages, certain civil penalties and attorneys’ fees and costs.

      On October 17, 2003, the plaintiffs filed their motion for class certification. On December 4, 2003, the court granted the plaintiffs’ motion for class certification. The class definition includes the Company’s customers in California from February 1, 1999 through January 31, 2002, and encompasses customers who entered into approximately 400,000 rental purchase agreements. Such customers also purchased approximately 167,000 memberships. With respect to such rental purchase agreements, the Company believes that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) was approximately $500 per agreement on average. On February 20, 2004, the court ruled that it would enter an order certifying the class described above and, with respect to the cash price claims, a sub-class of the Company’s customers during the same time period who rented electronic appliances and entertainment equipment. The Company believes this sub-class encompasses customers who entered into approximately 245,000 of the 400,000 rental purchase agreements, with an average revenue of approximately $500 per agreement. The Company intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

      Rob Pucci, et. al. v. Rent-A-Center, Inc. On August 20, 2001, a putative class action was filed against the Company in state court in Multnomah County, Oregon alleging the Company violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that the Company failed to pay all wages due to the Company’s Oregon employees, and various contract claims that the Company promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by the Company within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. On July 25, 2002, the plaintiffs filed a motion for class certification. On December 9, 2003, the court issued its written order certifying the class. The Company intends to vigorously defend itself in this matter including continuing to challenge the appropriateness of class certification. However, there can be no assurance that the Company will prevail without liability.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./ Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at the Company’s request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, the Company filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted the Company’s demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 540. The amended claims are substantially the same as those in Burdusis. The Company intends to vigorously defend itself in these matters. However, there can be no assurance that the Company will prevail without liability.

      Kevin Rose, et al. v. Rent-A-Center, Inc. et al. On June 26, 2001, a putative class action was filed against the Company in state court in Washington, alleging similar violations of the wage and hour laws of Washington as those in Pucci. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in this case. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal under the Court of Appeals, which was subsequently denied. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. In December 2003, the Company filed motions to dismiss the class allegations in each of the county-wide actions. Three of these motions were subsequently granted and one is still pending before the court. Accordingly, ten of the county-wide claims are proceeding as putative class actions, three are proceeding on an individual plaintiff basis and one has not been decided by the court. The plaintiffs have not filed motions to certify a class in any of the putative county-wide class actions. The Company intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

      An adverse ruling in one or more of the aforementioned cases could have a material and adverse effect on the Company’s consolidated financial statements.

      Wisconsin Attorney General Proceeding. In August 1999, the Wisconsin Attorney General filed suit against Rent-A-Center and its subsidiary ColorTyme in Wisconsin, alleging that its rent-to-rent transaction violates the Wisconsin Consumer Act and the Wisconsin Deceptive Advertising Statute. On November 12, 2002, Rent-A-Center and ColorTyme signed a settlement agreement for this suit with the Attorney General, which was approved by the court on the same day. Under the terms of the settlement, the Company created a restitution fund in the amount of $7.0 million and paid $1.4 million to the state of Wisconsin for fines, penalties, costs and fees.

      Gender Discrimination Actions. In June 2002, the Company agreed to settle the Wilfong and Tennessee EEOC gender discrimination matters for an aggregate of $47.0 million, including attorneys fees. The settlement contemplated dismissal of the Bunch proceeding, a similar suit for gender discrimination pending in a separate federal district court, and provided for a separate $2.0 million dispute resolution fund for the Bunch plaintiffs, which was subsequently approved by the Bunch court. On October 4, 2002, the court in the Wilfong

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matter approved the settlement the Company had reached with the Wilfong plaintiffs and entered a final judgment. The Company funded the settlement as provided for in the settlement agreement in December 2002. As contemplated by the Wilfong settlement, the Tennessee EEOC action was dismissed in December 2002, and the Company will file a motion to dismiss the Bunch matter upon the distribution and finalization of the dispute resolution fund.

      The Company is also involved in various other legal proceedings, claims and litigation arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

      ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $29.0 million was outstanding as of December 31, 2003.

Note M — Stock Based Compensation

      Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock have been reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to the Company’s employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At December 31, 2003, there were 10,713,163 shares available for issuance under the Plan, of which 6,206,897 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves the Company’s employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company’s employ terminate and become available for re-issuance under the Plan.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to stock option activity is as follows:

	At December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	8,627,690	$14.13	9,894,850	$11.37	9,475,688	$9.73
Granted	1,335,438	23.31	3,483,438	18.97	5,547,500	13.53
Exercised	(2,302,494)	12.94	(2,574,660)	10.38	(2,130,773)	9.24
Forfeited	(1,453,737)	17.37	(2,175,938)	13.78	(2,997,565)	11.68

Outstanding at end of year	6,206,897	$15.78	8,627,690	$14.13	9,894,850	$11.37

Options exercisable at end of year	1,922,152	$11.88	2,131,908	$10.85	2,387,030	$9.66

      The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $13.90, $11.64, and $8.14, respectively, all of which were granted at market value. Information about stock options outstanding at December 31, 2003 is summarized as follows:

	Options Outstanding

		Weighted Average
	Number	Remaining	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price

$0.00 to $2.67	48,750	1.33 years	$2.67
$2.68 to $7.40	188,932	4.93 years	$6.33
$7.41 to $11.40	2,033,959	7.11 years	$9.84
$11.41 to $13.55	1,003,586	7.21 years	$13.28
$13.56 to $19.62	547,896	7.43 years	$18.26
$19.63 to $32.76	2,383,774	8.84 years	$22.35

	6,206,897

	Options Exercisable

	Number	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price

$0.00 to $2.67	48,750	$2.67
$2.68 to $7.40	127,372	$6.49
$7.41 to $11.40	1,048,964	$9.93
$11.41 to $13.55	357,165	$13.04
$13.56 to $19.62	147,896	$18.58
$19.63 to $32.76	192,005	$21.10

	1,922,152

      During 2001, Rent-A-Center issued 12,500 options to a non-employee for services. The expense related to these option agreements was recognized over the service period. No options were issued to non-employees during 2003 or 2002.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note N — Employee Benefit Plan

      Rent-A-Center sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. Rent-A-Center may make discretionary matching contributions to the 401(k) plan. During 2003, 2002 and 2001, Rent-A-Center made matching cash contributions of $4.2 million, $3.7 million, and $3.3 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Since March 15, 2000, employees have been permitted to elect to purchase Rent-A-Center common stock as part of their 401(k) plan. As of December 31, 2003 and 2002, 19.0% and 14.0%, respectively, of the total plan assets consisted of Rent-A-Center’s common stock.

Note O — Fair Value of Financial Instruments

      The Company’s financial instruments include cash and cash equivalents, senior debt, and subordinated notes payable. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2003 and 2002, because of the short maturities of these instruments. The Company’s senior debt is variable rate debt that reprices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2003, the fair value of the subordinated notes was $316.5 million, which is $16.5 million above their carrying value of $300.0 million.

Note P — Earnings Per Common Share

      Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share

	(In thousands, except per share data)
Year ended December 31, 2003
Basic earnings per common share	$181,496	84,139	$2.16
Effect of dilutive stock options	—	3,069

Diluted earnings per common share	$181,496	87,208	$2.08

Year ended December 31, 2002
Basic earnings per common share	$161,961	73,458	$2.20
Effect of dilutive stock options	—	1,237
Effect of preferred dividend	10,212	16,170

Diluted earnings per common share	$172,173	90,865	$1.89

Year ended December 31, 2001
Basic earnings per common share	$50,809	64,615	$0.79
Effect of dilutive stock options	—	2,270
Effect of preferred dividend	15,408	25,813

Diluted earnings per common share	$66,217	92,698	$0.71

      For 2003, 2002, and 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 66,250, 2,186,250 and 1,570,000, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q — Unaudited Quarterly Data

      Summarized quarterly financial data for 2003 and 2002 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2003
Revenues	$566,406	$553,260	$549,825	$558,659
Operating profit	96,291	97,238	87,502	88,991
Net earnings	50,959	35,300	43,738	51,499
Basic earnings per common share	0.58	0.40	0.54	0.64
Diluted earnings per common share	0.57	0.39	0.52	0.62

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2002
Revenues	$498,610	$494,660	$494,561	$522,213
Operating profit	88,296	88,240	84,087	89,826
Net earnings	43,563	41,943	41,449	45,218
Basic earnings per common share	0.63	0.59	0.50	0.52
Diluted earnings per common share	0.48	0.46	0.46	0.50

Note R — Related Party Transactions

      On April 25, 2003, Rent-A-Center announced that it entered into an agreement with Apollo which provided for the repurchase of a number of shares of its common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of the Company’s planned tender offer at the price per share paid in the tender offer. On July 11, 2003, Rent-A-Center closed the Apollo transaction and purchased 774,547 shares of its common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock.

      On August 1, 2003, Rent-A-Center agreed to purchase under the common stock repurchase program an aggregate of 440,000 shares of its common stock (on a pre-split basis) at $73 per share (on a pre-split basis), 200,000 of which were repurchased from Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, 200,000 of which were repurchased from Apollo, and 40,000 of which were repurchased from Mitchell E. Fadel, Rent-A-Center’s President and Chief Operating Officer.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note S — Subsequent Event

      On February 4, 2004, the Company announced that it entered into a definitive agreement to acquire Rainbow Rentals, Inc., a rent-to-own operator, for $16.00 in cash per share of Rainbow common stock. The acquisition consists of 124 rent-to-own stores in 15 states. The agreement also provides that each holder of options of Rainbow will receive an amount equal to the difference between $16.00 and the exercise price of the option. The Company intends to fund the acquisition primarily with cash on hand. The acquisition, which is expected to be completed in the second quarter of 2004, is conditioned upon customary closing conditions for a transaction of this nature, including the receipt of requisite regulatory approval and approval of Rainbow’s shareholders.

      On March 5, 2004, the Company completed the purchase of five Canadian rent-to-own stores for approximately $3.2 million Canadian dollars ($2.4 million U.S. dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marks the commencement of the Company’s business operations in Canada.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. No change in internal controls over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant(*)

Item 11.	Executive Compensation(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(*)

Item 13.	Certain Relationships and Related Transactions(*)

Item 14.	Principal Accountant Fees and Services(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2004 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

Current Reports on Form 8-K

      Current Report on Form 8-K under Item 5 filed on December 18, 2003

Exhibits

      See attached Exhibit Index, which index is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

RENT-A-CENTER, INC.

By:	/s/ ROBERT D. DAVIS

Robert D. Davis
Senior Vice President — Finance,
Treasurer and Chief Financial Officer

Date: March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK E. SPEESE Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ MITCHELL E. FADEL Mitchell E. Fadel	President, Chief Operating Officer and Director	March 11, 2004

/s/ ROBERT D. DAVIS Robert D. Davis	Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ LAURENCE M. BERG Laurence M. Berg	Director	March 11, 2004

/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	March 11, 2004

/s/ PETER P. COPSES Peter P. Copses	Director	March 11, 2004

/s/ ANDREW S. JHAWAR Andrew S. Jhawar	Director	March 11, 2004

/s/ J. V. LENTELL J. V. Lentell	Director	March 11, 2004

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Description

2.1(1)	—	Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and Rent-Way, Inc., Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)
2.2(2)	—	Letter Agreement, dated December 31, 2002
2.3(3)	—	Letter Agreement, dated January 7, 2003
2.4(4)	—	Letter Agreement, dated February 7, 2003
2.5(5)	—	Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)
2.6(6)	—	Letter Agreement, dated March 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)
2.7*	—	Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)
3.1(7)	—	Certificate of Incorporation of Rent-A-Center, Inc., as amended
3.2(8)	—	Amended and Restated Bylaws of Rent-A-Center, Inc.
4.1(9)	—	Form of Certificate evidencing Common Stock
4.2(10)	—	Certificate of Elimination of Series A Preferred Stock
4.3(11)	—	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc.
4.4(12)	—	Form of Certificate evidencing Series C Preferred Stock
4.5(13)	—	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee
4.6*	—	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee
4.7(14)	—	Form of 2003 Exchange Note
10.1(15)†	—	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan
10.2(16)	—	Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent
10.3(17)	—	First Amendment, dated as of April 22, 2003, to the Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent
10.4(18)	—	Credit Agreement, dated as of May 28, 2003, among Rent-A-Center, Inc., Morgan Stanley Senior Funding Inc., as Documentation Agent, JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent

Exhibit
Number		Exhibit Description

10.5(19)	—	Guarantee and Collateral Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent
10.6(20)	—	Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent
10.7*	—	First Amendment, dated as of May 28, 2003, to the Credit Agreement and the Guarantee and Collateral Agreement, both dated as of May 28, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Remco America, Inc., Get It Now LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C. and Lehman Commercial Paper, Inc., as administrative agent.
10.8(21)	—	Second Amended and Restated Stockholders Agreement, dated as of August 5, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons
10.9(22)	—	Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons
10.10(23)	—	Fourth Amended and Restated Stockholders Agreement, dated as of July 11, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons
10.11(24)	—	Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P.
10.12(25)	—	Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.
10.13(26)	—	Third Amendment to Registration Rights Agreement, dated as of December 31, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.
10.14(27)	—	Fourth Amendment to Registration Rights Agreement, dated as of July 11, 2003, by and between Rent-A-Center, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P.
10.15(28)	—	Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers
10.16(29)	—	Amended and Restated Franchisee Financing Agreement, dated March 27, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.
10.17(30)	—	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.
10.18(31)	—	First Amendment to Franchisee Financing Agreement, dated July 23, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.
10.19(32)	—	Second Amendment to Franchisee Financing Agreement, dated September 30, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.
10.20(33)	—	Third Amendment to Franchisee Financing Agreement, dated March 24, 2003, but effective as of December 31, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

Exhibit
Number		Exhibit Description

10.21(34)	—	Supplemental Letter Agreement to Franchisee Financing Amendment, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.
10.22(35)	—	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.
10.23*	—	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.
10.24(36)	—	Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc. (Pursuant to the rules of the SEC, the schedules and annexes have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and annexes to the SEC.)
10.25(37)	—	Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and Rent-A-Center, Inc.
21.1*	—	Subsidiaries of Rent-A-Center, Inc.
23.1*	—	Consent of Grant Thornton LLP
31.1*	—	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31.2*	—	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32.1*	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32.2*	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to Exhibit 2.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(2)	Incorporated herein by reference to Exhibit 2.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated herein by reference to Exhibit 2.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(4)	Incorporated herein by reference to Exhibit 2.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(5)	Incorporated herein by reference to Exhibit 2.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(6)	Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(7)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002

(8)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002

(9)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on January 11, 1999

(10)	Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(11)	Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(12)	Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(13)	Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(14)	Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(15)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(16)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(17)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003

(18)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(19)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(20)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(21)	Incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(22)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(23)	Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(24)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(25)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(26)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(27)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(28)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(29)	Incorporated herein by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(30)	Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(31)	Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(32)	Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(33)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(34)	Incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(35)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(36)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(37)	Incorporated herein by reference to Exhibit 99(d)(1) to the registrant’s Schedule TO filed on April 28, 2003