Form 10-K/A
period 2003-12-31
RENT A CENTER INC DE
filed 2004-04-06
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

      The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 2003 (the “10-K”) to (i) correct a typographical error in the Registrant’s Consolidated Statement of Earnings by adding the “Franchise cost of merchandise sold” line, which was inadvertently omitted, and to correct a typographical error in the second paragraph of Liquidity and Capital Resources — Senior Credit Facilities, to reflect the due date of the term loan facility as May 28, 2009, (ii) update Item 3, Legal Proceedings, and Note L to the Consolidated Financial Statements for events occurring since the filing of the 10-K on March 11, 2004, and (iii) update the report of independent certified public accountants from February 9, 2004 to March 31, 2004. Other than revisions to the signature pages as permitted by Rule 12b-15, the remainder of the 10-K is unchanged.

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

      In July 2002, we filed preliminary objections to the complaint in Griffin. On December 13, 2002, the court granted our preliminary objections and dismissed the plaintiffs’ claims. On January 6, 2003, the plaintiffs filed a notice of appeal. The plaintiffs’ appeal brief was filed on May 9, 2003 and we subsequently filed our response brief. Oral argument on the appeal was held on July 30, 2003 in the Superior Court of Pennsylvania. On December 2, 2003, the Superior Court of Pennsylvania issued an opinion finding that the court properly ruled that our rental purchase agreements are governed by the Pennsylvania Rental-Purchase Agreement Act and not the Pennsylvania Goods and Services Installment Sales Act. In doing so, the Superior Court reversed the trial court’s dismissal of the plaintiffs’ amended complaint and remanded the case back to the trial court for filing of an amended complaint. No amended complaint has been filed in this matter. On March 29, 2004, we received a letter from the plaintiffs’ counsel indicating their intention to file an amended complaint alleging violations under the Pennsylvania Rental-Purchase Agreement Act. We believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

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

      On October 17, 2003, the plaintiffs filed their motion for class certification. On October 24, 2003, we filed a motion to dismiss certain of the plaintiffs’ claims and on October 31, 2003, filed our opposition to the plaintiffs’ motion for class certification. The hearing on our motion to dismiss and plaintiffs’ motion for class certification was held on November 14, 2003. On December 4, 2003, the court denied our motion to dismiss and granted the plaintiffs’ motion for class certification. The class definition includes our customers in

California from February 1, 1999 through January 31, 2002, and encompasses customers who entered into approximately 400,000 rental purchase agreements. Such customers also purchased approximately 167,000 memberships. With respect to such rental purchase agreements, we believe that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) was approximately $500 per agreement on average. On February 20, 2004, the court ruled that it would enter an order certifying the class described above and, with respect to the cash price claims, a sub-class of our customers during the same time period who rented electronic appliances and entertainment equipment. We believe this sub-class encompasses customers who entered into approximately 245,000 of the 400,000 rental purchase agreements, with an average revenue of approximately $500 per agreement. On March 16, 2004, the court entered the certification order.

      On February 13, 2004, we filed motions seeking rulings by the court on a series of legal questions applicable to plaintiffs’ claims. The plaintiffs subsequently filed a cross-motion with respect to one of the legal questions. On April 2, 2004, the court ruled with respect to these motions. These rulings include that there is no requirement that class members prove actual damages resulting from violations of the Rental Purchase Act and that the pricing formula referenced in the Rental Purchase Act is merely evidence of permissible “cash prices” under the Rental Purchase Act as opposed to a statutory determination of permissible “cash prices.” The court also ruled, without prejudice, that our service contracts made available under our membership program are offered and sold in violation of the Rental Purchase Act but agreed to allow us to present evidence to the contrary later in the proceeding. The court also concurred with our position that the contract terms for the membership program need not be contained in the rental purchase agreement.

      A mediation with the plaintiffs’ counsel is scheduled for April 23, 2004, and discovery in the case is continuing. At the hearing on April 2, the court, at the request of the parties, indicated a willingness to postpone the currently scheduled June 18, 2004 trial date to a later date.

      In light of the recent decisions by the court, we are reviewing various options, including the prospect of seeking a writ of review from the California Court of Appeal on certain of the trial court’s recent rulings, reviewing the extent to which the trial court rulings, such as that regarding permissible “cash prices,” indicate a predominance of individualized claims justifying decertification of the class and exploring opportunities for a reasonable settlement of the case. In addition, we anticipate seeking a ruling from the trial court that any allowable statutory damages are limited to rental purchase agreements entered into within the one-year period prior to the plaintiffs’ January 21, 2002 filing date, rather than the three-year period contended by plaintiffs due to California law provisions so limiting the imposition of mandatory civil penalties.

      We continue to believe the claims in the plaintiffs’ complaint are unfounded, that we have meritorious defenses to the allegations made and that a class should not have been certified by the court. We will continue to vigorously defend ourselves in this case, while seeking reasonable opportunities to resolve this matter. Nevertheless, we cannot assure you that we will be found to have no liability in this case.

      Carey Duron, et. al. v. Rent-A-Center, Inc. This matter is a putative class action filed on August 29, 2003 in the District Court of Jefferson County, Texas by Carey Duron, who alleges we violated certain provisions of the Texas Business and Commerce Code relating to late fees and reinstatement fees charged by us under our rental purchase agreements in Texas. In the complaint, Duron alleges that her contract provided for a percentage late fee greater than that permitted by Texas law, that she was charged and paid a late fee in excess of the amount permitted by Texas law and that we had a policy and practice of assessing and collecting late fees or reinstatement fees in excess of that allowed by Texas law. Duron has not alleged specific damages in the complaint, but seeks to recover actual damages, statutory damages, interest, reasonable attorney’s fees and costs of court.

      When this matter was filed, we promptly investigated Duron’s allegations, including the formula we use to calculate late fees and reinstatement fees in Texas. While we do not believe the formula utilized by us during this time period violated Texas law, in late 2003, we sent written notice to approximately 29,500 of our Texas customers for whom we had records and who were potentially adversely impacted by our calculation. We also refunded approximately $37,000 in the aggregate to the customers we could locate. In taking these measures, we believe we complied with the curative measures provided for under the Texas statute. We also reprogrammed our computer system in Texas to further clarify the formula by which late fees and reinstatement fees are calculated.

      On November 26, 2003, we filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, we were notified that the court denied our summary judgment motion and granted Duron’s motion for class certification. The certified class includes our customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee or reinstatement fee in excess of the amount permitted by Texas law.

      Under the Texas statute, a consumer damaged by a violation is entitled to recover actual damages, statutory damages equal to twenty-five percent of an amount equal to the total amount of payments required to obtain ownership of the merchandise involved (but not less than $250 nor more than $1,000), reasonable attorney’s fees and court costs. With respect to the approximately 29,500 Texas customers for whom we have records (representing approximately two years of the recently certified class), we believe that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) under those rental purchase agreements was approximately $500 per agreement on average.

      We believe the claims in Duron’s complaint are unfounded and that we have meritorious defenses to the allegations made. We further believe that a class should not have been certified by the court, and have appealed the court’s certification order, which we are entitled to do as a matter of right under applicable Texas law. Although we intend to vigorously defend ourselves in this case, we cannot assure you that we will be found to have no liability in this matter.

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

	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$1,998,952	$1,828,534	$1,650,851		$1,459,664		$1,270,885
Merchandise sales	152,984	115,478	94,733		81,166		88,516
Installment sales	22,203	6,137	—		—		—
Other	3,083	2,589	3,476		3,018		2,177
Franchise
Merchandise sales	45,057	51,514	53,584		51,769		49,696
Royalty income and fees	5,871	5,792	5,884		5,997		5,893

Total revenue	2,228,150	2,010,044	1,808,528		1,601,614		1,417,167
Operating expenses
Direct store expenses
Depreciation of rental merchandise	432,696	383,400	343,197		299,298		265,486
Cost of merchandise sold	112,283	84,628	72,539		65,332		74,027
Cost of installment sales	10,639	3,776	—		—		—
Salaries and other expenses	1,180,115	1,070,265	1,019,402		866,234		770,572
Franchise cost of merchandise sold	43,248	49,185	51,251		49,724		47,914

	1,778,981	1,591,254	1,486,389		1,280,588		1,157,999
General and administrative expenses	66,635	63,296	55,359		48,093		42,029
Amortization of intangibles	12,512	5,045	30,194		28,303		27,116
Class action litigation settlements	—	—	52,000	(1)	(22,383	)(2)	—

Total operating expenses	1,858,128	1,659,595	1,623,942		1,334,601		1,227,144

Operating profit	370,022	350,449	184,586		267,013		190,023
Interest expense, net	43,932	62,006	59,780		72,618		74,769
Non-recurring financing costs	35,260	—	—		—		—

Earnings before income taxes	290,830	288,443	124,806		194,395		115,254
Income tax expense	109,334	116,270	58,589		91,368		55,899

NET EARNINGS	181,496	172,173	66,217		103,027		59,355
Preferred dividends	—	10,212	15,408		10,420		10,039

Net earnings allocable to common shareholders	$181,496	$161,961	$50,809		$92,607		$49,316

Basic earnings per common share	$2.16	$2.20	$0.79		$1.52		$0.82

Diluted earnings per common share	$2.08	$1.89	$0.71		$1.18		$0.70

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Balance Sheet Data
Rental merchandise, net	$682,367	$631,724	$653,701	$587,232	$531,223
Intangible assets, net	797,434	743,852	711,096	708,328	707,324
Total assets	1,831,302	1,626,652	1,630,315	1,486,910	1,485,000
Total debt	698,000	521,330	702,506	741,051	847,160
Total liabilities(3)	1,036,472	784,252	1,224,937	1,177,539	1,278,310
Stockholders’ equity	794,830	842,400	405,378	309,371	206,690
Operating Data
Stores open at end of period	2,648	2,407	2,281	2,158	2,075
Comparable store revenue growth(4)	3.0%	6.0%	8.0%	12.6%	7.7%
Weighted average number of stores	2,437	2,325	2,235	2,103	2,089
Franchise stores open at end of period	329	318	342	364	365

(1)	Includes the effects of a pre-tax legal settlement of $52.0 million associated with the 2001 settlement of class action lawsuits in the states of Missouri, Illinois, and Tennessee.

(2)	Includes the effects of a pre-tax legal reversion of $22.4 million associated with the 1999 settlement of three class action lawsuits in the state of New Jersey.

(3)	As a result of the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, total liabilities also includes redeemable convertible voting preferred stock.

(4)	Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Rent-A-Center, Inc. and Subsidiaries
Report of Independent Certified Public Accountants	41
Consolidated Financial Statements
Statements of Earnings	42
Balance Sheets	43
Statement of Stockholders’ Equity	44
Statements of Cash Flows	45
Notes to Consolidated Financial Statements	46

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

GRANT THORNTON LLP

Dallas, Texas

March 31, 2004

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$1,998,952	$1,828,534	$1,650,851
Merchandise sales	152,984	115,478	94,733
Installment sales	22,203	6,137	—
Other	3,083	2,589	3,476
Franchise
Merchandise sales	45,057	51,514	53,584
Royalty income and fees	5,871	5,792	5,884

	2,228,150	2,010,044	1,808,528
Operating expenses
Direct store expenses
Depreciation of rental merchandise	432,696	383,400	343,197
Cost of merchandise sold	112,283	84,628	72,539
Cost of installment sales	10,639	3,776	—
Salaries and other expenses	1,180,115	1,070,265	1,019,402
Franchise cost of merchandise sold	43,248	49,185	51,251

	1,778,981	1,591,254	1,486,389
General and administrative expenses	66,635	63,296	55,359
Amortization of intangibles	12,512	5,045	30,194
Class action litigation settlements	—	—	52,000

Total operating expenses	1,858,128	1,659,595	1,623,942

Operating profit	370,022	350,449	184,586
Non-recurring financing costs	35,260	—	—
Interest expense	48,577	64,682	60,874
Interest income	(4,645)	(2,676)	(1,094)

Earnings before income taxes	290,830	288,443	124,806
Income tax expense	109,334	116,270	58,589

NET EARNINGS	181,496	172,173	66,217
Preferred dividends	—	10,212	15,408

Net earnings allocable to common stockholders	$181,496	$161,961	$50,809

Basic earnings per common share	$2.16	$2.20	$0.79

Diluted earnings per common share	$2.08	$1.89	$0.71

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

	(In thousands)
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

      Gregory Griffin, et. al. v. Rent-A-Center, Inc. On June 25, 2002, a suit originally filed by Gregory Griffin in state court in Philadelphia, Pennsylvania was amended to seek relief both individually and on behalf of a class of customers in Pennsylvania, alleging that the Company violated the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The amended complaint asserts that the Company’s rental purchase transactions are, in fact, retail installment sales transactions, and as such, are not governed by the Pennsylvania Rental-Purchase Agreement Act, which was enacted after the adoption of the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices Act. Griffin’s suit seeks class-wide remedies, including injunctive relief, unspecified statutory, actual and treble damages, as well as attorney’s fees and costs. On December 13, 2002, the trial court dismissed the plaintiffs’ claims. On January 6, 2003, the plaintiffs filed a notice of appeal, and on December 2, 2003, the Superior Court of Pennsylvania issued an opinion finding that the court properly ruled that the Company’s rental purchase agreements are governed by the Pennsylvania Rental-Purchase Agree-

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment Act and not the Pennsylvania Goods and Services Installment Sales Act. In doing so, the Superior Court reversed the trial court’s dismissal of the plaintiffs’ amended complaint and remanded the case back to the trial court for filing of an amended complaint. On March 29, 2004, the Company received a letter from the plaintiffs’ counsel indicating their intention to file an amended complaint alleging violations under the Pennsylvania Rental-Purchase Agreement Act. The Company intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

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

      On October 17, 2003, the plaintiffs filed their motion for class certification. On December 4, 2003, the court granted the plaintiffs’ motion for class certification. The class definition includes the Company’s customers in California from February 1, 1999 through January 31, 2002, and encompasses customers who entered into approximately 400,000 rental purchase agreements. Such customers also purchased approximately 167,000 memberships. With respect to such rental purchase agreements, the Company believes that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) was approximately $500 per agreement on average. On February 20, 2004, the court ruled that it would enter an order certifying the class described above and, with respect to the cash price claims, a sub-class of the Company’s customers during the same time period who rented electronic appliances and entertainment equipment. The Company believes this sub-class encompasses customers who entered into approximately 245,000 of the 400,000 rental purchase agreements, with an average revenue of approximately $500 per agreement. On March 16, 2004, the court entered the certification order.

      On February 13, 2004, the Company filed motions seeking rulings by the court on a series of legal questions applicable to plaintiffs’ claims. The plaintiffs subsequently filed a cross-motion with respect to one of the legal questions. On April 2, 2004, the court ruled with respect to these motions. These rulings include that there is no requirement that class members prove actual damages resulting from violations of the Rental Purchase Act and that the pricing formula referenced in the Rental Purchase Act is merely evidence of permissible “cash prices” under the Rental Purchase Act as opposed to a statutory determination of permissible “cash prices.” The court also ruled, without prejudice, that the Company’s service contracts made available under the Company’s membership program are offered and sold in violation of the Rental Purchase Act but agreed to allow the Company to present evidence to the contrary later in the proceeding. The court also concurred with the Company’s position that the contract terms for the membership program need not be contained in the rental purchase agreement. In light of these decisions by the court, the Company is reviewing various options. The Company intends to vigorously defend itself in this matter, while seeking reasonable

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opportunities to resolve this matter. However, there can be no assurance that the Company will prevail without liability.

      Carey Duron, et. al. v. Rent-A-Center, Inc. This matter is a putative class action filed on August 29, 2003 in the District Court of Jefferson County, Texas by Carey Duron, who alleges the Company violated certain provisions of the Texas Business and Commerce Code relating to late fees and reinstatement fees charged by the Company under its rental purchase agreements in Texas. In the complaint, Duron alleges that her contract provided for a percentage late fee greater than that permitted by Texas law, that she was charged and paid a late fee in excess of the amount permitted by Texas law and that the Company had a policy and practice of assessing and collecting late fees or reinstatement fees in excess of that allowed by Texas law. Duron has not alleged specific damages in the complaint, but seeks to recover actual damages, statutory damages, interest, reasonable attorney’s fees and costs of court.

      On November 26, 2003, the Company filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, the Company was notified that the court denied its summary judgment motion and granted Duron’s motion for class certification. The certified class includes the Company’s customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee or reinstatement fee in excess of the amount permitted by Texas law.

      Under the Texas statute, a consumer damaged by a violation is entitled to recover actual damages, statutory damages equal to twenty-five percent of an amount equal to the total amount of payments required to obtain ownership of the merchandise involved (but not less than $250 nor more than $1,000), reasonable attorney’s fees and court costs. With respect to the approximately 29,500 Texas customers for whom the Company has records (representing approximately two years of the recently certified class), the Company believes that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) under those rental purchase agreements was approximately $500 per agreement on average.

      The Company has appealed the court’s certification order and intends to vigorously defend itself in this matter. However, there can be no assurance that the Company will prevail without liability.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Robert D. Davis
Senior Vice President — Finance,
Treasurer and Chief Financial Officer

Date: April 6, 2004

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