Form 10-Q
period 2004-03-31
RENT A CENTER INC DE
filed 2004-05-03
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 0-25370

RENT-A-CENTER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0491516 (I.R.S. Employer Identification No.)

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

YES [X]          NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]          NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004:

Class	Outstanding

Common stock, $.01 par value per share	80,421,963

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Earnings for the three months ended March 31, 2004 and 2003	3
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30
Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES
Agreement and Plan of Merger
Second Supplemental Indenture
Second Amendment to Financing Agreement
Subsidiaries
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Three months ended March 31,
	2004	2003
	Unaudited
Revenues
Store
Rentals and fees	$504,290	$493,419
Merchandise sales	59,423	52,664
Installment sales	6,698	6,045
Other	1,080	715
Franchise
Merchandise sales	12,464	12,072
Royalty income and fees	1,425	1,491

	585,380	566,406
Operating expenses
Direct store expenses
Depreciation of rental merchandise	108,315	106,660
Cost of merchandise sold	39,611	36,548
Cost of installment sales	3,145	3,231
Salaries and other expenses	309,084	292,496
Franchise cost of merchandise sold	11,892	11,551

	472,047	450,486
General and administrative expenses	18,186	16,756
Amortization of intangibles	2,488	2,873

Total operating expenses	492,721	470,115
Operating profit	92,659	96,291
Interest expense	10,359	13,523
Interest income	(1,503)	(771)

Earnings before income taxes	83,803	83,539
Income tax expense	31,594	32,580

NET EARNINGS	52,209	50,959
Preferred dividends	—	—

Net earnings allocable to common stockholders	$52,209	$50,959

Basic earnings per common share	$0.65	$0.58

Diluted earnings per common share	$0.63	$0.57

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31,	December 31,
	2004	2003
	Unaudited
ASSETS
Cash and cash equivalents	$273,391	$143,941
Accounts receivable, net	15,506	14,949
Prepaid expenses and other assets	42,444	70,702
Rental merchandise, net
On rent	557,484	542,909
Held for rent	140,418	139,458
Property assets, net	120,831	121,909
Goodwill, net	796,779	788,059
Intangible assets, net	7,821	9,375

	$1,954,674	$1,831,302

LIABILITIES
Accounts payable – trade	$96,124	$72,708
Accrued liabilities	208,798	132,844
Deferred income taxes	108,383	132,918
Senior debt	397,000	398,000
Subordinated notes payable, net of discount	300,000	300,000
Redeemable convertible voting preferred stock	2	2

	1,110,307	1,036,472
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 125,000,000 shares authorized; 101,571,531 and 101,148,417 shares issued in 2004 and 2003, respectively	1,016	1,012
Additional paid-in capital	578,318	572,628
Retained earnings	662,139	609,930
Treasury stock, 21,292,591 and 21,020,041 shares at cost in 2004 and 2003, respectively	(397,106)	(388,740)

	844,367	794,830

	$1,954,674	$1,831,302

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2004	2003
	Unaudited
Cash flows from operating activities
Net earnings	$52,209	$50,959
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	108,315	106,660
Depreciation of property assets	11,249	10,120
Amortization of intangibles	2,488	2,873
Amortization of financing fees	212	262
Deferred income taxes	(24,535)	(10,430)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(119,650)	(117,896)
Accounts receivable, net	(557)	(3,525)
Prepaid expenses and other assets	28,294	15,422
Accounts payable – trade	23,416	35,931
Accrued liabilities	75,954	34,414

Net cash provided by operating activities	157,395	124,790
Cash flows from investing activities
Purchase of property assets	(13,418)	(9,245)
Proceeds from sale of property assets	3,246	223
Acquisitions of businesses, net of cash acquired	(14,101)	(91,065)

Net cash used in investing activities	(24,273)	(100,087)
Cash flows from financing activities
Purchase of treasury stock	(8,366)	(13,438)
Exercise of stock options	5,694	6,163
Repayments of debt	(1,000)	—

Net cash used in financing activities	(3,672)	(7,275)
NET INCREASE IN CASH AND CASH EQUIVALENTS	129,450	17,428
Cash and cash equivalents at beginning of period	143,941	85,723

Cash and cash equivalents at end of period	$273,391	$103,151

Supplemental cash flow information
Cash paid during the period for:
Interest	$3,727	$20,839
Income taxes	$592	$2,569
Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired	$14,101	$91,065
Cash paid	$14,101	$91,065

During the first three months of 2004 and 2003, the Company paid dividends on its preferred stock of approximately $19 in cash.

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.	Stock Split. On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split on our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in the stockholder’s equity accounts and in all share data in the consolidated statements of earnings, notes to the consolidated financial statements and management’s discussion and analysis, unless otherwise noted.

3.	Principles of Consolidation and Nature of Operations. These financial statements include the accounts of Rent-A-Center and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and all of its direct and indirect subsidiaries.

At March 31, 2004, we operated 2,671 company-owned stores nationwide and in Canada and Puerto Rico, including 22 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now”, and five stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2004, ColorTyme had 323 franchised stores operating in 40 states. ColorTyme’s primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenues is generated primarily from royalties based on franchisees’ monthly gross revenues.

4.	Reconciliation of Rental Merchandise.

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands)
Beginning merchandise value	$682,367	$631,724
Inventory additions through acquisitions	4,200	50,364
Purchases	177,261	172,500
Depreciation of rental merchandise	(108,315)	(106,660)
Cost of goods sold	(42,756)	(39,779)
Skips and stolens	(12,613)	(10,469)
Other inventory deletions(1)	(2,242)	(4,356)

Ending merchandise value	$697,902	$693,324

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

RENT-A-CENTER, INC. AND SUBSIDIARIES

5.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		March 31, 2004		December 31, 2003
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$2,325	$3,000	$2,250
Non-compete agreements	4	5,014	1,984	5,275	1,788
Customer relationships	1.5	21,893	17,777	20,699	15,561

Total		29,907	22,086	28,974	19,599
Intangible assets not subject to amortization
Goodwill		895,941	99,162	887,221	99,162

Total intangibles		$925,848	$121,248	$916,195	$118,761

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2004	$4,398
2005	2,116
2006	1,216
2007	91
2008	—

Total	$7,821

Changes in the net carrying amount of goodwill are as follows:

	At March 31, 2004	At December 31, 2003
	(in thousands)
Balance as of January 1,	$788,059	$736,395
Additions from acquisitions	8,594	48,445
Post purchase price allocation adjustments	126	3,219

Balance as of the end of the period	$796,779	$788,059

RENT-A-CENTER, INC. AND SUBSIDIARIES

6.	Stock Based Compensation.

Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At March 31, 2004, there were 10,308,850 shares available for issuance under the Plan, of which 5,811,540 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company’s employ terminate and become available for re-issuance under the Plan.

Rent-A-Center accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if Rent-A-Center had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2004	2003
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$52,209	$50,959
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax expense	3,176	3,704

Pro forma	$49,033	$47,255

Basic earnings per common share
As reported	$0.65	$0.58
Pro forma	$0.61	$0.54
Diluted earnings per common share
As reported	$0.63	$0.57
Pro forma	$0.59	$0.53

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 55.2%, risk-free interest rates of 2.9% and 3.7% and expected lives of four years and seven years in 2004 and 2003, respectively, and no dividend yield.

RENT-A-CENTER, INC. AND SUBSIDIARIES

7.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

(In thousands, except per share data)	Three months ended March 31, 2004
	Net earnings	Shares	Per share
Basic earnings per common share	$52,209	80,285	$0.65
Effect of dilutive stock options		2,602

Diluted earnings per common share	$52,209	82,887	$0.63

	Three months ended March 31, 2003
	Net earnings	Shares	Per share
Basic earnings per common share	$50,959	87,240	$0.58
Effect of dilutive stock options	—	2,600

Diluted earnings per common share	$50,959	89,840	$0.57

For the three months ended March 31, 2004 and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 64,750 and 2,330,000, respectively.

8.	Subsidiary Guarantors.

11% Senior Subordinated Notes. In December 2001, Rent-A-Center East issued $100.0 million of 11% senior subordinated notes (the “11% Notes”), maturing on August 15, 2008, under an indenture dated as of December 19, 2001 among Rent-A-Center East, its subsidiary guarantors and The Bank of New York, as trustee. On May 2, 2002, Rent-A-Center East closed an exchange offer for, among other things, approximately $175.0 million of senior subordinated notes issued by it under a previous indenture, such that, on that date, all senior subordinated notes were governed by the terms of the 2001 indenture. The 2001 indenture contained covenants that limited Rent-A-Center East’s ability to, among other things, incur additional debt, grants liens to third parties, and pay dividends or repurchase stock. On May 6, 2003, Rent-A-Center East repurchased approximately $183.0 million of its then outstanding 11% Notes. On August 15, 2003, Rent-A-Center East redeemed the remaining outstanding 11% Notes.

7 ½% Senior Subordinated Notes. On May 6, 2003, Rent-A-Center issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7½% (the “7½% Notes”), pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors (the “Subsidiary Guarantors”) and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of the then outstanding 11% Notes.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

8.	Subsidiary Guarantors – (continued)

The 7½% Notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The 7½% Notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require Rent-A-Center to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facility.

Rent-A-Center and the Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 7½% Notes. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Subsidiary Guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

Set forth below is certain condensed consolidating financial information as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. The financial information includes the Subsidiary Guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

Condensed Consolidating Statements of Operations – (in thousands)

	Parent	Subsidiary
	Company	Guarantors	Total
Three Months Ended March 31, 2004 (unaudited)
Total revenues	$—	$585,380	$585,380
Direct store expenses	—	460,155	460,155
Other expenses	—	73,016	73,016

Net earnings	$—	$52,209	$52,209

	Parent	Rent-A-	Subsidiary
	Company	Center East	Guarantors	Total
Three Months Ended March 31, 2003 (unaudited)
Total revenues	$—	$400,263	$166,143	$566,406
Direct store expenses	—	297,466	141,469	438,935
Other expenses	—	50,274	26,238	76,512

Net earnings (loss)	$—	$52,523	$(1,564)	$50,959

RENT-A-CENTER, INC. AND SUBSIDIARIES

8.	Subsidiary Guarantors – (continued)

Condensed Consolidating Balance Sheets – (in thousands)

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals
March 31, 2004 (unaudited)
Rental merchandise, net	$—	$697,902	$—	$697,902
Intangible assets, net	—	804,600	—	804,600
Other assets	878,977	307,465	(734,270)	452,172

Total assets	$878,977	$1,809,967	$(734,270)	$1,954,674

Senior debt	$397,000	$—	$—	$397,000
Other liabilities	300,002	805,833	(392,528)	713,307
Stockholders’ equity	181,975	1,004,134	(341,742)	844,367

Total liabilities and equity	$878,977	$1,809,967	$(734,270)	$1,954,674

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals
December 31, 2003
Rental merchandise, net	$—	$682,367	$—	$682,367
Intangible assets, net	—	797,434	—	797,434
Other assets	882,876	231,893	(763,268)	351,501

Total assets	$882,876	$1,711,694	$(763,268)	$1,831,302

Senior debt	$398,000	$—	$—	$398,000
Other liabilities	300,002	759,996	(421,526)	638,472
Stockholders’ equity	184,874	951,698	(341,742)	794,830

Total liabilities and equity	$882,876	$1,711,694	$(763,268)	$1,831,302

RENT-A-CENTER, INC. AND SUBSIDIARIES

8.	Subsidiary Guarantors – (continued)

Condensed Consolidating Statements of Cash Flows – (in thousands)

	Parent	Subsidiary
	Company	Guarantors	Total
Three months ended March 31, 2004 (unaudited)
Net cash provided by operating activities	$—	$157,395	$157,395

Cash flows from investing activities
Purchase of property assets	—	(13,418)	(13,418)
Acquisitions of businesses, net of cash acquired	—	(14,101)	(14,101)
Proceeds from sale of property assets	—	3,246	3,246

Net cash used in investing activities	—	(24,273)	(24,273)
Cash flows from financing activities
Purchase of treasury stock	(8,366)	—	(8,366)
Exercise of stock options	5,694	—	5,694
Repayments of debt	(1,000)	—	(1,000)
Intercompany advances	139,585	(139,585)	—

Net cash provided by (used in) financing activities	135,913	(139,585)	(3,672)

Net increase (decrease) in cash and cash equivalents	135,913	(6,463)	129,450
Cash and cash equivalents at beginning of period	61,006	82,935	143,941

Cash and cash equivalents at end of period	$196,919	$76,472	$273,391

	Parent	Rent-A-	Subsidiary
	Company	Center East	Guarantors	Total
Three months ended March 31, 2003 (unaudited)
Net cash provided by operating activities	$—	$89,864	$34,926	$124,790

Cash flows from investing activities
Purchase of property assets	—	(6,730)	(2,515)	(9,245)
Acquisitions of businesses, net of cash acquired	—	(60,504)	(30,561)	(91,065)
Other	—	163	60	223

Net cash used in investing activities	—	(67,071)	(33,016)	(100,087)
Cash flows from financing activities
Purchase of treasury stock	(13,438)	—	—	(13,438)
Exercise of stock options	6,163	—	—	6,163
Intercompany advances	7,275	(5,365)	(1,910)	—

Net cash used in financing activities	—	(5,365)	(1,910)	(7,275)

Net increase in cash and cash equivalents	—	17,428	—	17,428
Cash and cash equivalents at beginning of period	—	85,723	—	85,723

Cash and cash equivalents at end of period	$—	$103,151	$—	$103,151

RENT-A-CENTER, INC. AND SUBSIDIARIES

9.	Comprehensive Income.

Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

	Three months ended March 31,
	(in thousands)
	2004	2003
Net earnings	$52,209	$50,959
Other comprehensive (loss) income:
Unrealized gain on derivatives held as cash flow hedges:
Change in unrealized gain during period	—	3,986
Reclassification adjustment for loss included in net earnings	—	(2,611)

Other comprehensive income	—	1,375

Comprehensive income	$52,209	$52,334

10.	Common and Preferred Stock Transactions.

In April 2000, we announced that our Board of Directors had authorized a program to repurchase, from time to time, in the open market and in privately negotiated transactions up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. On August 1, 2003, we agreed to purchase an aggregate of 440,000 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis), 200,000 of which were repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which were repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (“Apollo”), and 40,000 of which were repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. On October 24, 2003 we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new $100 million common stock repurchase program. Through that date, we repurchased a total of 1.6 million shares (on a pre-split basis) of our common stock for an aggregate of $91.5 million under the old common stock repurchase program. Under our new common stock repurchase program, we have the ability to repurchase up to $100 million in aggregate purchase price of our common stock, from time to time, in open market and privately negotiated transactions. As of March 31, 2004, we had purchased a total of 1,101,900 shares of our common stock for an aggregate of $35.2 million under our new common stock repurchase program. Please see “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” later in this report.

11.	Acquisitions.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for $3.2 million Canadian dollars ($2.4 million U.S dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marked the commencement of our business operations in Canada.

Furthermore, during the first quarter of 2004, we acquired 18 additional stores, accounts from 19 additional locations, opened 22 new stores, and closed 22 stores. Of the closed stores, 16 were merged with existing store locations, and six stores were sold. The additional stores and acquired accounts were the result of 14 separate transactions for an aggregate price of approximately $11.7 million in cash.

13.	Guarantees.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 requires a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee and requires disclosures about the guarantees that an entity has issued. The adoption of FIN 45 did not have a material impact on our results of operations, financial condition or cash flows.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $30.1 million was outstanding as of March 31, 2004.

We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. One of our letters of credit is renewed automatically every year unless we notify the institution not to renew. The other letter of credit expires in August 2004. At March 31, 2004, we had $109.7 million in outstanding letters of credit. Of the $109.7 million, $80.0 million is supported by our additional term loan facility. Under this additional term loan facility, in the event that a letter of credit is drawn upon, we have the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility accrues at the adjusted prime rate plus 1.25% or, at our option, at the Eurodollar Rate plus 2.25%, with the entire amount of the additional term loan facility due on May 28, 2009. The remaining $29.7 million reduces the amount available under our $120.0 million revolving facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

14.	Recapitalization.

In April 2003, we announced and commenced a program to recapitalize a portion of our financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of Rent-A-Center East’s $272.25 million 11% Notes, the redemption of the 11% Notes, the issuance of $300.0 million 7½% Notes, the refinancing of our senior debt and the repurchase of shares of our common stock.

On May 6, 2003, we repurchased approximately $183.0 million principal amount of 11% Notes pursuant to a debt tender offer announced on April 23, 2003. On August 15, 2003, we redeemed all of the remaining outstanding 11% Notes in accordance with the terms of the indenture governing the 11% Notes, at the applicable redemption price of 105.5% of the principal amount, plus accrued and unpaid interest to that date. The total aggregate redemption price for the 11% Notes was approximately $93.75 million, including $4.65 million in accrued interest and $4.65 million in redemption premium. Proceeds from the offering of $300 million in 7½% Notes were used to pay for the redemption.

On April 25, 2003, we announced that we had entered into an agreement with Apollo which provided for the repurchase of a number of shares of Rent-A-Center’s common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of Rent-A-Center’s planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of Rent-A-Center’s common stock (on a pre-split basis) pursuant to a modified “Dutch Auction.” On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of Rent-A-Center’s Board of Directors.

On May 6, 2003, Rent-A-Center issued $300.0 million in 7½% Notes, the proceeds of which were used, in part, to fund the repurchase and redemption of the 11% Notes.

On May 28, 2003 we refinanced our then existing senior debt by entering into a new $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and an $80.0 million additional term loan.

15.	Subsequent Events.

On April 28, 2004, we announced that we had entered into a definitive agreement to acquire Rent Rite, Inc., a Tennessee corporation, which currently operates approximately 90 stores in 11 states. The agreement provides for the merger of Rent Rite with and into a newly-formed subsidiary of ours. Pursuant to the agreement, we have agreed to acquire Rent Rite for 12.75 times Rent Rite’s average three month recurring revenue, or approximately $58.4 million based on Rent Rite’s recurring revenue for the three month period ended March 31, 2004. Under the terms of the agreement, we have agreed to assume the debt and other liabilities of Rent Rite. Approximately one half the purchase price will be paid in our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt. We intend to fund the acquisition primarily with cash on hand for the portion of the purchase price to be paid in cash. The acquisition, which is expected to be completed in early May 2004, is conditioned upon customary closing conditions for a transaction of the nature, including the receipt of approval of Rent Rite’s shareholders.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to realize benefits from our margin enhancement initiatives;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	interest rates;

•	our ability to collect on our rental purchase agreements;

•	changes in our effective tax rate;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2003. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Our Business

We are the largest rent-to-own operator in the United States with an approximate 32% market share based on store count. At March 31, 2004, we operated 2,671 company-owned stores nationwide and in Puerto Rico, including 22 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and five stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2004, ColorTyme had 323 franchised stores in 40 states, 311 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise.

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

Recent Developments

Rent Rite Acquisition. On April 28, 2004, we announced that we had entered into a definitive agreement to acquire Rent Rite, Inc., a Tennessee corporation, which currently operates approximately 90 stores in 11 states. The agreement provides for the merger of Rent Rite with and into a newly-formed subsidiary of ours. Pursuant to the agreement, we have agreed to acquire Rent Rite for 12.75 times Rent Rite’s average three month recurring revenue, or approximately $58.4 million based on Rent Rite’s recurring revenue for the three month period ended March 31, 2004. Under the terms of the agreement, we have agreed to assume the debt and other liabilities of Rent Rite. Approximately one half the purchase price will be paid in our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt. We intend to fund the acquisition primarily with cash on hand for the portion of the purchase price to be paid in cash. The acquisition, which is expected to be completed in early May 2004, is conditioned upon customary closing conditions for a transaction of the nature, including the receipt of approval of Rent Rite’s shareholders.

As of April 30, 2004, we have acquired one additional store and accounts from three additional locations, opened four new stores and merged two stores into existing locations during the second quarter of 2004. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

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

In preparing our financial statements at any point in time, we are also periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. As discussed in Part II, Item 1 “Legal Proceedings” and the notes to our consolidated financial statements included in our Annual Report on Form 10-K/A, we are involved in actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state

RENT-A-CENTER, INC. AND SUBSIDIARIES

usury laws or violate other state laws enacted to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. We, together with our counsel, make estimates of our probable liabilities, if determinable or reasonably estimatable, and record such amounts in our consolidated financial statements. These estimates represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to liabilities to reflect current facts and circumstances.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. However, we do not suggest that other general risk factors, such as those discussed in our Annual Report on Form 10-K/A as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Other Significant Accounting Policies

Our significant accounting policies are summarized below and in Note A to our consolidated financial statements included in our Annual Report on Form 10-K/A.

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

Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent. We accelerate the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.

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

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Store Revenue. Total store revenue increased by $18.7 million, or 3.4%, to $571.5 million for the three months ended March 31, 2004 as compared to $552.8 million for the three months ended March 31, 2003. The increase in total store revenue is primarily attributable to an increase in cash sales and early purchase options, new stores, and incremental revenues related to acquisitions, offset by a decrease in same store sales of 1.3%.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending March 31, 2004 and 2003, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $6.1 million, or 1.3%, to $455.2 million for the three months ended March 31, 2004 as compared to $461.3 million in 2003. The decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during the first quarter of 2004 versus the first quarter of 2003 offset by an increase in the average revenue per customer. Merchandise sales for all stores increased $6.7 million, or 12.8%, to $59.4 million for the three months ended March 31, 2004 as compared to $52.7 million in 2003. The increase in merchandise sales was primarily attributable to an increase in the number of items sold in the first quarter of

RENT-A-CENTER, INC. AND SUBSIDIARIES

2004 (approximately 348,000) from the number of items sold in 2003 (approximately 318,000). This increase in the number of items sold in 2004 versus the same period in 2003 was primarily the result of an increase in the number of stores operating during the first quarter of 2004 as compared to 2003.

Franchise Revenue. Total franchise revenue increased by $326,000, or 2.4%, to $13.9 million for the three months ended March 31, 2004 as compared to $13.6 million in 2003. This increase was primarily attributable to an increase in merchandise sales to franchise locations as a result of more franchised locations operating in the first quarter of 2004 as compared to the first quarter of 2003.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $1.6 million, or 1.6%, to $108.3 million for the three months ended March 31, 2004 as compared to $106.7 million in 2003. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue decreased to 21.5% in 2004 from 21.6% for the same period in 2003. The slight decrease was primarily attributable to a more normalized depreciation rate in the first quarter of 2004 as compared to 2003, which included the effect of the Rent-Way acquisition and the terms of their product.

Cost of Merchandise Sold. Cost of merchandise sold increased by $3.1 million, or 8.4%, to $39.6 million for the three months ended March 31, 2004 as compared to $36.5 million in 2003. This increase was primarily a result of an increase in the number of items sold during the first quarter of 2004 as compared to the first quarter 2003. The gross margin percent of merchandise sales increased to 33.3% in 2004 from 30.6% in 2003. This percentage increase was primarily attributable to the sale of merchandise acquired from Rent-Way in February 2003, which caused a lower gross margin to occur in 2003 versus 2004.

Salaries and Other Expenses. Salaries and other expenses expressed as a percentage of total store revenue increased to 54.1% for the three months ended March 31, 2004 from 52.9% for the three months ended March 31, 2003. This increase was primarily attributable to the decrease in same store sales coupled with an increase in the average salary and other expenses in the first quarter of 2004 compared to the first quarter of 2003. In the first quarter of 2004, there were 31 more new stores and 77 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $341,000 or 3.0%, to $11.9 million for the three months ended March 31, 2004 as compared to $11.6 million in 2003. This increase was primarily attributable to an increase in merchandise sales to franchise locations as a result of more franchised locations operating in the first quarter of 2004 as compared to the first quarter of 2003.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue increased to 3.1% for the three months ending March 31, 2004 as compared to 3.0% for the three months ending March 31, 2003.

Amortization of Intangibles. Amortization of intangibles decreased by $385,000, or 13.4%, to $2.5 million for the three months ended March 31, 2004 as compared to $2.9 million for the three months ended March 31, 2003. This decrease was primarily attributable to the completed amortization of some intangibles.

Operating Profit. Operating profit decreased by $3.6 million, or 3.8%, to $92.7 million for the three months ended March 31, 2004 as compared to $96.3 million in 2003. Operating profit as a percentage of total revenue decreased to 15.8% for the three months ended March 31, 2004, from 17.0% in 2003. These decreases were primarily attributable to the increase in salaries and other expenses and the decrease in same store sales during the first quarter of 2004 versus 2003 as discussed above. In the first quarter of 2004, there were 31 more new stores and 77 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

Net Earnings. Net earnings increased by $1.2 million, or 2.5%, to $52.2 million for the three months ended March 31, 2004 as compared to $51.0 million in 2003. This increase is primarily attributable to growth in total revenues, a decrease in interest expense, and a lower effective tax rate during the first quarter of 2004 as compared to 2003.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash provided by operating activities increased by $32.6 million to $157.4 million for the three months ending March 31, 2004 as compared to $124.8 million in 2003. This increase resulted primarily from a greater increase in accrued liabilities during the first quarter of 2004 as compared to 2003, consisting primarily of income taxes accrued for but not yet paid.

Cash used in investing activities decreased by $75.8 million to $24.3 million during the three month period ending March 31, 2004 as compared to $100.1 million in 2003. This decrease is primarily attributable to the acquisition of 295 stores from Rent-Way in February 2003.

Cash used in financing activities decreased by $3.6 million to $3.7 million during the three month period ending March 31, 2004 as compared to $7.3 million in 2003. This decrease is a result of fewer stock repurchases effected during the first quarter of 2004 as compared to 2003, offset by the $1.0 million repayment on our term loans in 2004.

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

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs into 2005. Our revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $130.0 million, of which $90.3 million was available at April 30, 2004. At April 30, 2004, we had approximately $184.6 million in cash, of which approximately $130.0 million we expect to be utilized to fund the Rainbow and Rent Rite acquisitions anticipated in May 2004. To the extent we have available cash that is not necessary for store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

Our senior credit facilities and the indenture governing our 7½% notes contain certain change in control provisions. A change in control would result in an event of default under our senior credit facilities, and, pursuant to the underlying indenture would also require us to offer to repurchase all of our 7½% notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Provisions of our senior credit facilities restrict the repurchase of all of our 7½% notes. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the 7½% notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will have increased by approximately $103.4 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005.

Rental Merchandise Purchases. We purchased $177.3 million and $172.5 million of rental merchandise during the three month periods ending March 31, 2004 and 2003, respectively.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $13.4 million and $9.2 million on capital expenditures during the three month periods ending March 31, 2004 and 2003, respectively, and expect to spend approximately $40.0 million for the remainder of 2004.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acquisitions and New Store Openings. For the first three months of 2004, we spent approximately $14.1 million on acquiring stores and accounts. For the entire year ending December 31, 2004, we intend to add approximately 5-10% to our store base by opening approximately 80-120 new store locations as well as pursuing opportunistic acquisitions.

On February 4, 2004, we announced that we entered into a definitive agreement to acquire Rainbow Rentals, Inc., a rent-to-own operator, for $16.00 in cash per share of Rainbow common stock. The acquisition consists of 124 rent-to-own stores in 15 states. The agreement also provides that each holder of options of Rainbow will receive an amount equal to the difference between $16.00 and the exercise price of the option. We intend to fund the acquisition primarily with cash on hand. The acquisition, which is expected to be completed in mid to late May 2004, is conditioned upon customary closing conditions for a transaction of this nature, including the receipt of requisite regulatory approval and approval of Rainbow’s shareholders.

On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for approximately $3.2 million Canadian dollars ($2.4 million U.S dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marked the commencement of our business operations in Canada.

Furthermore, during the first quarter of 2004, we acquired 18 additional stores, accounts from 19 additional locations, opened 22 new stores, and closed 22 stores. Of the closed stores, 16 were merged with existing store locations, and six stores were sold. The additional stores and acquired accounts were the result of 14 separate transactions for an aggregate price of approximately $11.7 million in cash. As of April 30, 2004, we have acquired one additional store and accounts from three additional locations, opened four new stores and merged two stores into existing locations during the second quarter of 2004. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year over the next several years.

On April 28, 2004, we announced that we had entered into a definitive agreement to acquire Rent Rite, Inc., a Tennessee corporation, which currently operates approximately 90 stores in 11 states. The agreement provides for the merger of Rent Rite with and into a newly-formed subsidiary of ours. Pursuant to the agreement, we have agreed to acquire Rent Rite for 12.75 times Rent Rite’s average three month recurring revenue, or approximately $58.4 million based on Rent Rite’s recurring revenue for the three month period ended March 31, 2004. Under the terms of the agreement, we have agreed to assume the debt and other liabilities of Rent Rite. Approximately one half the purchase price will be paid in our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt. We intend to fund the acquisition primarily with cash on hand for the portion of the purchase price to be paid in cash. The acquisition, which is expected to be completed in early May 2004, is conditioned upon customary closing conditions for a transaction of the nature, including the receipt of approval of Rent Rite’s shareholders.

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

Borrowings. The table below shows the scheduled maturity dates of our senior debt outstanding at March 31, 2004.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2004	$3,000
2005	4,000
2006	4,000
2007	4,000
2008	192,000
Thereafter	190,000

$397,000

Senior Credit Facilities. On May 28, 2003, we entered into a new senior credit facility provided by a syndicate of banks and other financial institutions led by Lehman Commercial Paper, Inc., as administrative agent. At March 31, 2004, we had a total of $397.0 million outstanding under our senior credit facilities related to our term loans and $90.3 million of availability under the revolving credit line portion of our senior credit facilities.

The senior credit facility also includes an $80.0 million additional term loan facility. This facility is currently held to support our outstanding letters of credit. In the event that a letter of credit is drawn upon, we have the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested

RENT-A-CENTER, INC. AND SUBSIDIARIES

additional term loan facility loan accrues at an adjusted prime rate plus 1.25% or, at our option, at the Eurodollar base rate plus 2.25%, with the entire amount of the additional term loan facility due on May 28, 2009.

Borrowings under our senior credit facilities bear interest at varying rates equal to 2.25% over the Eurodollar rate, which was 1.09% at March 31, 2004. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to the term loans under our senior credit facilities.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our U.S. subsidiaries, and a portion of the capital stock of our international subsidiaries.

The senior credit facilities contain covenants, including without limitation, covenants that generally limit our ability to:

•	incur additional debt (including subordinated debt) in excess of $35 million at any one time outstanding;

•	repurchase our capital stock and 7½% notes;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into a new line of business.

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At March 31, 2004, the maximum consolidated leverage ratio was 2.75:1, the minimum consolidated interest coverage ratio was 4.0:1, and the minimum fixed charge coverage ratio was 1.50:1. On that date, our actual ratios were 1.53:1, 6.73:1 and 2.51:1, respectively. In addition, we are generally required to use 25% of the net proceeds from equity offerings to repay our term loans.

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

7½% Senior Subordinated Notes. On May 6, 2003, we issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7½%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of the 11% senior subordinated notes.

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

The 7½% Notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The 7½% Notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate

RENT-A-CENTER, INC. AND SUBSIDIARIES

principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. If we do not comply with this repurchase obligation, this would trigger an event of default under our senior credit facilities.

Store Leases. We lease space for all of our stores as well as our corporate and regional offices under operating leases expiring at various times through 2011.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $30.1 million was outstanding as of March 31, 2004. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Litigation. In 1998, we recorded an accrual of approximately $125.0 million for estimated probable losses on litigation assumed in connection with the Thorn Americas acquisition. As of March 31, 2004, we have paid approximately $125.0 million of this accrual in settlement of most of these matters and legal fees. These settlements were funded primarily from amounts available under our senior credit facilities, as well as from cash flow from operations.

Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note L of our consolidated financial statements included in our Annual Report on Form 10-K/A.

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

Repurchases of Outstanding Securities. On April 25, 2003, we announced that we entered into an agreement with Apollo which provided for the repurchase of a number of shares of our common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of our planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of our common stock (on a pre-split basis) pursuant to a modified “Dutch Auction.” On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock.

In April 2000, we announced that our Board of Directors had authorized a program to repurchase, from time to time, in the open market and in privately negotiated transactions up to an aggregate of $25.0 million of our common stock. In October 2002, our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program from $25.0 million to $50.0 million. In March 2003, our Board of Directors again increased such amount from $50.0 million to $100.0 million. On August 1, 2003, we agreed to purchase an aggregate of 440,000 shares of our common stock (on a pre-split basis) at $73 per share (on a pre-split basis), 200,000 of which were repurchased from Mark E. Speese, our Chairman of the Board and Chief Executive Officer, 200,000 of which were repurchased from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., and 40,000 of which were repurchased from Mitchell E. Fadel, our President and Chief Operating Officer. On October 24, 2003 we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new $100 million common stock repurchase program. Through that date, we repurchased a total of 1.6 million shares (on a pre-split basis) of our common stock for an aggregate of $91.5 million under

RENT-A-CENTER, INC. AND SUBSIDIARIES

the old common stock repurchase program. Under our new common stock repurchase program, we have the ability to repurchase up to $100 million in aggregate purchase price of our common stock, from time to time, in open market and privately negotiated transactions. As of March 31, 2004, we had purchased a total of 1,101,900 shares of our common stock for an aggregate of $35.2 million under our new common stock repurchase program. Please see “Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities” later in this report.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2004, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7½% and $397.0 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7½% subordinated notes at March 31, 2004 was $318.5 million which is $18.5 million above their carrying value. Unlike the subordinated notes, the $397.0 million in term loans have variable interest rates indexed to current Eurodollar rates. As of March 31, 2004, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

PART II – Other Information

Item 1. Legal Proceedings

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation.

Colon v. Thorn Americas, Inc. The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. The plaintiff alleges Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for Thorn Americas’ failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. In the prayer for relief, the plaintiff requested class certification, injunctive relief requiring Thorn Americas to cease certain marketing practices and price their rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Gregory Griffin, et. al. v. Rent-A-Center, Inc. On June 25, 2002, a suit originally filed by Gregory Griffin in state court in Philadelphia, Pennsylvania was amended to seek relief both individually and on behalf of a class of customers in Pennsylvania, alleging that we violated the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The amended complaint asserted that our rental purchase transactions are, in fact, retail installment sales transactions, and as such, are not governed by the Pennsylvania Rental-Purchase Agreement Act, which was enacted after the adoption of the Pennsylvania Goods and Services Installment Sales Act and the Pennsylvania Unfair Trade Practices Act. Griffin’s suit sought class-wide remedies, including injunctive relief, unspecified statutory, actual and treble damages, as well as attorney’s fees and costs.

On December 13, 2002, the trial court dismissed the plaintiffs’ claims in this matter. The plaintiffs subsequently appealed. On December 2, 2003, the appellate court issued an opinion finding that the trial court properly ruled that our rental purchase agreements are governed by the Pennsylvania Rental-Purchase Agreement Act and not the Pennsylvania Goods and Services Installment Sales Act. In doing so, the appellate court reversed the trial court’s dismissal of the plaintiffs’ amended complaint and remanded the case back to the trial court to allow the plantiffs an opportunity to file an amended complaint under the Pennsylvania Rental-Purchase Agreement Act. In April 2004, we settled this matter in principle with the plaintiffs for a nominal amount.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On October 17, 2003, the plaintiffs filed their motion for class certification. On October 24, 2003, we filed a motion to dismiss certain of the plaintiffs’ claims and on October 31, 2003, filed our opposition to the plaintiffs’ motion for class certification. The hearing on our motion to dismiss and plaintiffs’ motion for class certification was held on November 14, 2003. On December 4, 2003, the court denied our motion to dismiss and granted the plaintiffs’ motion for class certification. The class definition includes our customers in California from February 1, 1999 through January 31, 2002, and encompasses customers who entered into approximately 400,000 rental purchase agreements. Such customers also purchased approximately 167,000 memberships. With respect to such rental purchase agreements, we believe that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) was approximately $600 per agreement on average. On February 20, 2004, the court ruled that it would enter an order certifying the class described above and, with respect to the cash price claims, a sub-class of our customers during the same time period who rented electronic appliances and entertainment equipment. We believe this sub-class encompasses customers who entered into approximately 245,000 of the 400,000 rental purchase agreements, with an average revenue of approximately $500 per agreement. On March 16, 2004, the court entered the certification order.

On February 13, 2004, we filed motions seeking rulings by the court on a series of legal questions applicable to plaintiffs’ claims. The plaintiffs subsequently filed a cross-motion with respect to one of the legal questions. On April 2, 2004, the court ruled with respect to these motions. These rulings include that there is no requirement that class members prove actual damages resulting from violations of the Rental Purchase Act, and that the pricing formula referenced in the Rental Purchase Act is merely evidence of permissible “cash prices” under the Rental Purchase Act as opposed to a statutory determination of permissible “cash prices.” The court also ruled, without prejudice, that our service contracts made available under our membership program are offered and sold in violation of the Rental Purchase Act but agreed to allow us to present evidence to the contrary later in the proceeding. The court also concurred with our position that the contract terms for the membership program need not be contained in the rental purchase agreement.

A mediation with the plaintiffs’ counsel was held on April 23, 2004, and discovery in the case is continuing. At the hearing on April 2, the court, at the request of the parties, indicated a willingness to postpone the currently scheduled June 18, 2004 trial date to a later date.

In light of the recent decisions by the court, we are reviewing various options, including the prospect of seeking a writ of review from the California Court of Appeal on certain of the trial court’s recent rulings, reviewing the extent to which the trial court rulings, such as that regarding permissible “cash prices,” indicate a predominance of individualized claims justifying decertification of the class and exploring opportunities for a reasonable settlement of the case. In addition, we anticipate seeking a ruling from the trial court that any allowable statutory damages are limited to rental purchase agreements entered into within the one-year period prior to the plaintiffs’ January 31, 2002 filing date, rather than the three-year period contended by plaintiffs due to California law provisions so limiting the imposition of mandatory civil penalties.

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

Carey Duron, et. al. v. Rent-A-Center, Inc. This matter is a putative class action filed on August 29, 2003 in the District Court of Jefferson County, Texas by Carey Duron, who alleges we violated certain provisions of the Texas Business and Commerce Code relating to late fees charged by us under our rental purchase agreements in Texas. In the complaint, Duron alleges that her contract provided for a percentage late fee greater than that permitted by Texas law, that she was charged and paid a late fee in excess of the amount permitted by Texas law and that we had a policy and practice of assessing and collecting late fees in excess of that allowed by Texas law. Duron has not alleged specific damages in the complaint, but seeks to recover actual damages, statutory damages, interest, reasonable attorney’s fees and costs of court.

When this matter was filed, we promptly investigated Duron’s allegations, including the formula we use to calculate late fees in Texas. While we do not believe the formula utilized by us during this time period violated Texas law, in late 2003, we sent written notice to approximately 29,500 of our Texas customers for whom we had records and who were potentially adversely impacted by our calculation. We also refunded approximately $37,000 in the aggregate to the customers we could

RENT-A-CENTER, INC. AND SUBSIDIARIES

locate. In taking these measures, we believe we complied with the curative measures provided for under the Texas statute. We also reprogrammed our computer system in Texas to modify the formula by which late fees are calculated.

On November 26, 2003, we filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, we were notified that the court denied our summary judgment motion and granted Duron’s motion for class certification. The certified class includes our customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee in excess of the amount permitted by Texas law.

Under the Texas statute, a consumer damaged by a violation is entitled to recover actual damages, statutory damages equal to twenty-five percent of an amount equal to the total amount of payments required to obtain ownership of the merchandise involved (but not less than $250 nor more than $1,000), reasonable attorney’s fees and court costs. With respect to the approximately 29,500 Texas customers for whom we have records (representing approximately two years of the recently certified class), we believe that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) under those rental purchase agreements was approximately $600 per agreement on average.

We believe the claims in Duron’s complaint are unfounded and that we have meritorious defenses to the allegations made. We further believe that a class should not have been certified by the court, and have appealed the court’s certification order, which we are entitled to do as a matter of right under applicable Texas law. This matter has been stayed pending the decision on appeal. Although we intend to vigorously defend ourselves in this case, we cannot assure you that we will be found to have no liability in this matter.

State Wage and Hour Class Actions. We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of March 31, 2004, we operated 24 stores in Oregon, 161 stores in California and 41 stores in Washington.

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

Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, we

RENT-A-CENTER, INC. AND SUBSIDIARIES

filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 540. The claims in the amended complaint are substantially the same as those in Burdusis. We filed a demurrer with respect to the amended complaint on April 12, 2004.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In October 2003, we eliminated our then current stock repurchase program and adopted a new stock repurchase program which allows us to repurchase up to $100.0 million in aggregate purchase price of our common stock. As of March 31, 2004, we had repurchased $35.2 million in aggregate purchase price of our common stock under our new stock repurchase program. In the first quarter of 2004, we effected the following repurchases of our common stock:

			Total Number of
			Shares Purchased as	Maximum Dollar
			Part of Publicly	Value that May Yet
	Total Number of	Average Price	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Paid per Share	Programs	the Plans or Programs
January 1 through January 31	0	$0.0000	0	$73,163,267
February 1 through February 29	266,300	$31.4663	266,300	$64,783,791
March 1 through March 31	0	$0.0000	0	$64,783,791

Total	266,300	$31.4663	266,300	$64,783,791

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
Robert D. Davis
Senior Vice President-Finance, Chief Financial Officer and Treasurer

Date: May 3, 2004

RENT-A-CENTER, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
2.1(1)	— Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and Rent-Way, Inc., Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

2.2(2)	— Letter Agreement, dated December 31, 2002

2.3(3)	— Letter Agreement, dated January 7, 2003

2.4(4)	— Letter Agreement, dated February 7, 2003

2.5(5)	— Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)

2.6(6)	— Letter Agreement, dated March 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.)

2.7(7)	— Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

2.8*	— Agreement and Plan of Merger, dated as of April 28, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

3.1(8)	— Certificate of Incorporation of Rent-A-Center, Inc., as amended

3.2(9)	— Amended and Restated Bylaws of Rent-A-Center, Inc.

4.1(10)	— Form of Certificate evidencing Common Stock

4.2(11)	— Certificate of Elimination of Series A Preferred Stock

4.3(12)	— Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc.

4.4(13)	— Form of Certificate evidencing Series C Preferred Stock

4.5(14)	— Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee

4.6(15)	— First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

4.7*	— Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

4.8(16)	— Form of 2003 Exchange Note

10.1(17)+	— Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan

10.2(18)	— Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.3(19)	— First Amendment, dated as of April 22, 2003, to the Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.4(20)	— Credit Agreement, dated as of May 28, 2003, among Rent-A-Center, Inc., Morgan Stanley Senior Funding Inc., as Documentation Agent, JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent

10.5(21)	— Guarantee and Collateral Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
Number	Exhibit Description
Subsidiaries in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.6(22)	— Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent

10.7(23)	— First Amendment, dated as of May 28, 2003, to the Credit Agreement and the Guarantee and Collateral Agreement, both dated as of May 28, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Remco America, Inc., Get It Now LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C. and Lehman Commercial Paper, Inc., as administrative agent.

10.8(24)	— Second Amended and Restated Stockholders Agreement, dated as of August 5, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.9(25)	— Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.10(26)	— Fourth Amended and Restated Stockholders Agreement, dated as of July 11, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.11(27)	— Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P.

10.12(28)	— Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.13(29)	— Third Amendment to Registration Rights Agreement, dated as of December 31, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.14(30)	— Fourth Amendment to Registration Rights Agreement, dated as of July 11, 2003, by and between Rent-A-Center, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P.

10.15(31)	— Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers

10.16(32)	— Amended and Restated Franchisee Financing Agreement, dated March 27, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.17(33)	— Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.18(34)	— First Amendment to Franchisee Financing Agreement, dated July 23, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.19(35)	— Second Amendment to Franchisee Financing Agreement, dated September 30, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.20(36)	— Third Amendment to Franchisee Financing Agreement, dated March 24, 2003, but effective as of December 31, 2002, by and between Textron Financial Corporation, ColorTyme, Inc. and Rent-A-Center, Inc.

10.21(37)	— Supplemental Letter Agreement to Franchisee Financing Amendment, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.22(38)	— Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.23(39)	— First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.24*	— Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.25(40)	— Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
Number	Exhibit Description
Center Texas, L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc. (Pursuant to the rules of the SEC, the schedules and annexes have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and annexes to the SEC.)

10.25(41)	— Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and Rent-A-Center, Inc.

21.1*	— Subsidiaries of Rent-A-Center, Inc.

31.1*	— Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	— Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	— Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	— Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

*	Filed herewith.

+	Management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to Exhibit 2.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(2)	Incorporated herein by reference to Exhibit 2.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated herein by reference to Exhibit 2.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(4)	Incorporated herein by reference to Exhibit 2.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(5)	Incorporated herein by reference to Exhibit 2.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(6)	Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(7)	Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(8)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002

(9)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002

(10)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on January 11, 1999

(11)	Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(12)	Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

RENT-A-CENTER, INC. AND SUBSIDIARIES

(13)	Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(14)	Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(15)	Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(16)	Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(17)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(18)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(19)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003

(20)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(21)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(22)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(23)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(24)	Incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(25)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(26)	Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(27)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(28)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(29)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(30)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(31)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(32)	Incorporated herein by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

RENT-A-CENTER, INC. AND SUBSIDIARIES

(33)	Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(34)	Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(35)	Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(36)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(37)	Incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(38)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(39)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(40)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(41)	Incorporated herein by reference to Exhibit 99(d)(1) to the registrant’s Schedule TO filed on April 28, 2003