Form 10-K/A
period 2003-12-31
RENT A CENTER INC DE
filed 2004-07-30
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

      The registrant is filing this Amendment No. 2 on Form 10-K/ A (this “Form 10-K/ A”) to its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 11, 2004, as amended by Amendment No. 1 on Form 10-K/ A filed with the SEC on April 6, 2004 (the “Form 10-K”), for the purpose of deleting a reference to a third party in Note E — Intangible Assets and Acquisitions of the Consolidated Financial Statements. The deletion was in response to a comment by the SEC staff to two of our registration statements on Form S-3s, which requested that we delete the reference to the third party or have the third party file a consent to be named as an expert in such registration statements. This Form 10-K/ A continues to speak as of the date that the initial Form 10-K was filed with the SEC, and we have not updated the disclosures herein to reflect any information or events subsequent to the filing of the initial Form 10-K. For a discussion of events and developments thereafter, please see our reports filed with the SEC since March 11, 2004, including the Quarterly Reports on Form 10-Q/ A for the quarter ended March 31, 2004 and Form 10-Q for the quarter ended June 30, 2004. Other than revisions to the signature pages as permitted by Rule 12b-15, the remainder of this Form 10-K/ A is unchanged and all subsequent references to “Form 10-K” shall refer to the initial Form 10-K, as amended by Amendment No. 1 and this Form 10-K/ A.

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

      On February 8, 2003, the Company completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, the Company held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million was remitted in the second quarter of 2003 and the remaining amount, up to $5.0 million, the Company expects to remit in August 2004. The Company funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with the Company’s existing store locations. The Company entered into this transaction seeing it as an opportunistic acquisition that would allow it to expand its store base in conjunction with its strategic growth plans. The acquisition price was

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. The value is based upon the fair value assigned to the tangible and identifiable intangible assets acquired and is based upon the present value of future cash flows, historic longevity of like-kind customer base, historic profitability of like-kind customer base and the number of customer relationships acquired. The excess of purchase consideration over the fair value of tangible assets and identifiable intangible assets acquired was assigned to goodwill. The final purchase price allocation resulted in a $4.0 million decrease in the value assigned to customer relationships and a $4.0 million increase in the value placed on the non-compete agreement as compared to the Company’s original estimates as disclosed in its 2002 Annual Report on Form 10-K. The table below summarizes the allocation of the purchase price based on the fair values of the assets acquired:

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$398.0 million outstanding under its new senior credit facility related to its term loans and $90.2 million of availability under the revolving credit line portion of its new senior credit facility. The new senior credit facility also includes an $80.0 million additional term loan facility. This facility is currently held to support the Company’s outstanding letters of credit. In the event that a letter of credit is drawn upon, the Company has the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility loan accrues at an adjusted prime rate plus 1.25% or, at the Company’s option, at the Eurodollar base rate plus 2.25%, with the entire amount of the additional term loan facility due on May 28, 2009.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where a third party becomes the beneficial owner of 35% or more of Rent-A-Center’s voting stock or certain changes in Rent-A-Center’s Board of Directors occur.

      The new senior credit facility is collateralized by substantially all of the Company’s tangible and intangible assets, and is unconditionally guaranteed by each of the Company’s U.S. subsidiaries. In addition, the new senior credit facility contains several financial covenants as defined therein, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, and a minimum consolidated fixed charge coverage ratio, as well as restrictions on capital expenditures, additional indebtedness, and the disposition of assets not in the ordinary course of business.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Robert D. Davis
Senior Vice President — Finance,
Treasurer and Chief Financial Officer

Date: July 30, 2004

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