Form 10-Q/A
period 2004-03-31
RENT A CENTER INC DE
filed 2004-07-30
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     The registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 3, 2004 (the “Form 10-Q”) for the purpose of deleting a reference to a third party in Note 11 of the Consolidated Financial Statements. The deletion was in response to a comment by the SEC staff to two of our registration statements on Form S-3s, which requested that we delete the reference to the third party or have the third party file a consent to be named as an expert in such registration statements. This Form 10-Q/A continues to speak as of the date that the initial Form 10-Q was filed with the SEC, and we have not updated the disclosures herein to reflect any information or events subsequent to the filing of the initial Form 10-Q. For a discussion of events and developments thereafter, please see our reports filed with the SEC since May 3, 2004, including the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. Other than revisions to the signature pages as permitted by Rule 12b-15, the remainder of this Form 10-Q/A is unchanged and all subsequent references to “Form 10-Q” shall refer to the initial Form 10-Q, as amended by this Form 10-Q/A.

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
SIGNATURES
Agreement and Plan of Merger - April 28, 2004
Second Supplemental Indenture
Second Amendment to Amended/Restated Franchisee Financing Agreement
Subsidiaries
Certification Pursuant to Section 302 - Mark E. Speese
Certification Pursuant to Section 302 - Robert D. Davis
Certification Pursuant to Section 906 - Mark E. Speese
Certification Pursuant to Section 906 - Robert D. Davis

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

On February 8, 2003, the Company completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, the Company held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million was remitted in the second quarter of 2003 and the remaining amount, up to $5.0 million, the Company expects to remit in August 2004. The Company funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with the Company's existing store locations. The Company entered into this transaction seeing it as an opportunistic acquisition that would allow it to expand its store base in conjunction with its strategic growth plans. The acquisition price was determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. The value is based upon the fair value assigned to the tangible and identifiable intangible assets acquired and is based upon the present value of future cash flows, historic longevity of like-kind customer base, historic profitability of like-kind customer base and the number of customer relationships acquired. The excess of purchase consideration over the fair value of tangible assets and identifiable intangible assets acquired was assigned to goodwill. The final purchase price allocation resulted in a $4.0 million decrease in the value assigned to customer relationships and a $4.0 million increase in the value placed on the non-compete agreement as compared to the Company's original estimates as disclosed in its 2002 Annual Report on Form 10-K. The table below summarizes the allocation of the purchase price based on the fair values of the assets acquired:

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

Date: July 30, 2004

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