Form 10-Q
period 2004-06-30
RENT A CENTER INC DE
filed 2004-07-30
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2004:

Class	Outstanding

Common stock, $.01 par value per share	79,109,972

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Statements of Earnings for the three months ended June 30, 2004 and 2003	3
Consolidated Statements of Earnings for the six months ended June 30, 2004 and 2003	4
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	6
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	38
Item 6. Exhibits and Reports on Form 8-K	38
SIGNATURES
Certificate of Amendment to the Certificate of Incorporation
Amendment and Restated Bylaws
Third Supplemental Indenture
Fourth Supplemental Indenture
Subsidiaries
Section 302 Certification by Mark E. Speese
Section 302 Certification by Robert D. Davis
Section 906 Certification by Mark E. Speese
Section 906 Certification by Robert D. Davis

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,
	2004	2003
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$520,593	$504,352
Merchandise sales	34,599	32,528
Installment sales	5,801	4,745
Other	967	812
Franchise
Merchandise sales	9,668	9,261
Royalty income and fees	1,357	1,562

	572,985	553,260
Operating expenses
Direct store expenses
Depreciation of rental merchandise	112,113	109,341
Cost of merchandise sold	25,350	24,235
Cost of installment sales	2,477	2,090
Salaries and other expenses	311,058	291,726
Franchise cost of merchandise sold	9,214	8,946

	460,212	436,338
General and administrative expenses	19,392	16,388
Amortization of intangibles	3,158	3,296

Total operating expenses	482,762	456,022
Operating profit	90,223	97,238
Finance charges from recapitalization	—	27,748
Interest expense	10,252	13,070
Interest income	(1,488)	(1,208)

Earnings before income taxes	81,459	57,628
Income tax expense	30,265	22,328

NET EARNINGS	51,194	35,300
Preferred dividends	—	—

Net earnings allocable to common stockholders	$51,194	$35,300

Basic earnings per common share	$0.64	$0.40

Diluted earnings per common share	$0.62	$0.39

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Six months ended June 30,
	2004	2003
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,024,883	$997,771
Merchandise sales	94,022	85,192
Installment sales	12,499	10,790
Other	2,047	1,527
Franchise
Merchandise sales	22,132	21,333
Royalty income and fees	2,782	3,053

	1,158,365	1,119,666
Operating expenses
Direct store expenses
Depreciation of rental merchandise	220,428	216,001
Cost of merchandise sold	64,961	60,783
Cost of installment sales	5,622	5,321
Salaries and other expenses	620,142	584,222
Franchise cost of merchandise sold	21,106	20,497

	932,259	886,824
General and administrative expenses	37,578	33,144
Amortization of intangibles	5,646	6,169

Total operating expenses	975,483	926,137
Operating profit	182,882	193,529
Finance charges from recapitalization	—	27,748
Interest expense	20,611	26,593
Interest income	(2,991)	(1,979)

Earnings before income taxes	165,262	141,167
Income tax expense	61,859	54,908

NET EARNINGS	103,403	86,259
Preferred dividends	—	—

Net earnings allocable to common stockholders	$103,403	$86,259

Basic earnings per common share	$1.29	$0.99

Diluted earnings per common share	$1.25	$0.96

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
(In thousands, except per share data)	Unaudited
ASSETS
Cash and cash equivalents	$86,164	$143,941
Accounts receivable, net	14,940	14,949
Prepaid expenses and other assets	57,155	70,702
Rental merchandise, net
On rent	565,977	542,909
Held for rent	169,044	137,792
Merchandise held for installment sale	1,172	1,666
Property assets, net	134,413	121,909
Goodwill, net	888,426	788,059
Intangible assets, net	12,912	9,375

	$1,930,203	$1,831,302

LIABILITIES
Accounts payable – trade	$69,834	$72,708
Accrued liabilities	186,649	132,844
Deferred income taxes	117,500	132,918
Senior debt	396,000	398,000
Subordinated notes payable, net of discount	300,000	300,000
Redeemable convertible voting preferred stock	2	2

	1,069,985	1,036,472
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 101,807,748 and 101,148,417 shares issued in 2004 and 2003, respectively	1,018	1,012
Additional paid-in capital	603,632	572,628
Retained earnings	713,337	609,930
Treasury stock, 22,832,099 and 21,020,041 shares at cost in 2004 and 2003, respectively	(457,769)	(388,740)

	860,218	794,830

	$1,930,203	$1,831,302

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2004	2003
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$103,403	$86,259
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	220,428	216,001
Depreciation of property assets	23,083	20,953
Amortization of intangibles	5,646	6,169
Amortization of financing fees	424	419
Deferred income taxes	(15,418)	291
Finance charges from recapitalization	—	17,931
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(209,329)	(208,349)
Accounts receivable, net	9	(3,942)
Prepaid expenses and other assets	20,508	17,865
Accounts payable – trade	(2,875)	14,761
Accrued liabilities	53,810	15,045

Net cash provided by operating activities	199,689	183,403
Cash flows from investing activities
Purchase of property assets	(34,853)	(22,923)
Proceeds from sale of property assets	3,336	410
Acquisitions of businesses, net of cash acquired	(155,953)	(106,240)

Net cash used in investing activities	(187,470)	(128,753)
Cash flows from financing activities
Purchase of treasury stock	(77,266)	(142,645)
Exercise of stock options	9,270	17,841
Issuance of subordinated notes	—	300,000
Payment of refinance charges	—	(15,963)
Proceeds from debt	—	400,000
Repurchase of subordinated notes, including premium paid	—	(201,856)
Repayments of debt	(2,000)	(249,500)

Net cash provided by (used in) financing activities	(69,996)	107,877
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,777)	162,527
Cash and cash equivalents at beginning of period	143,941	85,723

Cash and cash equivalents at end of period	$86,164	$248,250

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Six months ended June 30,
	2004	2003
Supplemental cash flow information	(in thousands)
Cash paid during the period for:
Interest	$19,408	$32,773
Income taxes	$57,050	$41,141
Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired	$185,790	$106,240
Cash paid	$155,953	$106,240

The difference between the fair value of assets acquired and cash paid is due to non-cash consideration, including approximately $23.9 million in common stock issued and the approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2003, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2004. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.	Stock Split. On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split on our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in the stockholder’s equity accounts and in all share data in the consolidated statements of earnings, notes to the consolidated financial statements and management’s discussion and analysis, unless otherwise noted.

3.	Principles of Consolidation and Nature of Operations. These financial statements include the accounts of Rent-A-Center, Inc. and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and all of its direct and indirect subsidiaries.

At June 30, 2004, we operated 2,846 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and five stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2004, ColorTyme had 319 franchised stores operating in 40 states. ColorTyme’s primary source of revenues is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenues is generated primarily from royalties based on franchisees’ monthly gross revenues.

RENT-A-CENTER, INC. AND SUBSIDIARIES

4.	Reconciliation of Rental Merchandise.

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Beginning merchandise value	$682,367	$631,724
Inventory additions through acquisitions	64,925	52,258
Purchases	311,662	305,130
Depreciation of rental merchandise	(220,428)	(216,001)
Cost of goods sold	(70,583)	(66,104)
Skips and stolens	(25,182)	(22,303)
Other inventory deletions(1)	(6,568)	(8,374)

Ending merchandise value	$736,193	$676,330

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
	(in thousands)
Beginning merchandise value	$697,902	$693,324
Inventory additions through acquisitions	60,725	1,894
Purchases	134,401	132,630
Depreciation of rental merchandise	(112,113)	(109,341)
Cost of goods sold	(27,827)	(26,325)
Skips and stolens	(12,569)	(11,834)
Other inventory deletions(1)	(4,326)	(4,018)

Ending merchandise value	$736,193	$676,330

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

5.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		June 30, 2004		December 31, 2003
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$2,400	$3,000	$2,250
Non-compete agreements	3	5,332	2,270	5,275	1,788
Customer relationships	1.5	30,002	20,752	20,699	15,561

Total		38,334	25,422	28,974	19,599
Intangible assets not subject to amortization
Goodwill		987,588	99,162	887,221	99,162

Total intangibles		$1,025,922	$124,584	$916,195	$118,761

RENT-A-CENTER, INC. AND SUBSIDIARIES

5.	Intangibles – (continued)

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending December 31, is as follows:

Estimated
Amortization Expense
(in thousands)
2004	$4,911
2005	6,627
2006	1,273
2007	101
2008	—

Total	$12,912

Changes in the net carrying amount of goodwill are as follows:

	At June 30, 2004	At December 31, 2003
	(in thousands)
Balance as of January 1,	$788,059	$736,395
Additions from acquisitions	103,406	48,445
Post-purchase price allocation adjustments	(3,039)	3,219

Balance as of the end of the period	$888,426	$788,059

6.	Stock Based Compensation.

Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At June 30, 2004, there were 10,050,453 shares available for issuance under the Plan, of which 5,768,950 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company’s employ generally terminate and become available for re-issuance under the Plan.

Rent-A-Center accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If Rent-A-Center had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, net earnings and earnings per share would have decreased as illustrated by the following table:

RENT-A-CENTER, INC. AND SUBSIDIARIES

6.	Stock Based Compensation – (continued)

	Six months ended June 30,
	2004	2003
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$103,403	$86,259
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax expense	6,399	7,618

Pro forma	$97,004	$78,641

Basic earnings per common share
As reported	$1.29	$0.99
Pro forma	$1.21	$0.90
Diluted earnings per common share
As reported	$1.25	$0.96
Pro forma	$1.18	$0.87

	Three months ended June 30,
	2004	2003
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$51,194	$35,300
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax expense	3,223	3,914

Pro forma	$47,971	$31,386

Basic earnings per common share
As reported	$0.64	$0.40
Pro forma	$0.60	$0.36
Diluted earnings per common share
As reported	$0.62	$0.39
Pro forma	$0.59	$0.34

For all periods prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 55.0%, risk-free interest rates of 2.9% and 3.7% and expected lives of four years and seven years in 2004 and 2003, respectively, and no dividend yield. For options granted on or after April 1, 2004, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 52.4% to 55.1%, a risk-free interest rate of 2.5% to 2.9%, no dividend yield and an expected life of four years. Had we changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2004 rather than April 1, 2004, the impact would not have been significant.

RENT-A-CENTER, INC. AND SUBSIDIARIES

7.	Earnings Per Share.

Basic and diluted earnings per common share are computed based on the following information:

	Six months ended June 30, 2004
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$103,403	79,874	$1.29
Effect of dilutive stock options	—	2,559

Diluted earnings per common share	$103,403	82,433	$1.25

	Six months ended June 30, 2003
	Net earnings	Shares	Per share
Basic earnings per common share	$86,259	87,370	$0.99
Effect of dilutive stock options	—	2,933

Diluted earnings per common share	$86,259	90,303	$0.96

	Three months ended June 30, 2004
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$51,194	79,464	$0.64
Effect of dilutive stock options		2,516

Diluted earnings per common share	$51,194	81,980	$0.62

	Three months ended June 30, 2003
	Net earnings	Shares	Per share
Basic earnings per common share	$35,300	87,498	$0.40
Effect of dilutive stock options	—	3,270

Diluted earnings per common share	$35,300	90,768	$0.39

For the six months ended June 30, 2004 and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 583,834 and 5,000, respectively

For the three months ended June 30, 2004 and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 583,834 and 0, respectively.

8.	Subsidiary Guarantors.

11% Senior Subordinated Notes. In December 2001, Rent-A-Center East, Inc., one of our subsidiaries, issued $100.0 million of 11% senior subordinated notes (the “11% Notes”), maturing on August 15, 2008, under an indenture dated as of December 19, 2001 among Rent-A-Center East, its subsidiary guarantors and The Bank of New York, as trustee. On May 2, 2002, Rent-A-Center East closed an exchange offer for, among other things, approximately $175.0 million of senior subordinated notes issued by it under a previous indenture, such that, on that date, all senior subordinated notes were governed by the terms of the 2001 indenture. On May 6, 2003, Rent-A-Center East repurchased approximately $183.0 million of its then outstanding 11% Notes. On August 15, 2003, Rent-A-Center East redeemed the remaining outstanding 11% Notes.

RENT-A-CENTER, INC. AND SUBSIDIARIES

8.	Subsidiary Guarantors – (continued)

7½% Senior Subordinated Notes. On May 6, 2003, Rent-A-Center issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7½% (the “7½% Notes”), pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of the then outstanding 11% Notes.

The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:

•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; and

•	engage in a merger or sell substantially all of its assets.

Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that Rent-A-Center defaults in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded, or insured.

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

The subsidiary guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 7½% Notes. Each subsidiary guarantor is a wholly owned direct or indirect subsidiary of Rent-A-Center. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. Rent-A-Center has no independent assets or operations. There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

Set forth below is certain condensed consolidating financial information as of June 30, 2004 and December 31, 2003 and for the six months ended June 30, 2004 and 2003. The financial information includes the subsidiary guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

Condensed Consolidating Statements of Operations – (in thousands)

	Parent	Subsidiary
	Company	Guarantors	Total
Six Months Ended June 30, 2004 (unaudited)
Total revenues	$—	$1,158,365	$1,158,365
Direct store expenses	—	911,513	911,513
Other expenses	—	143,449	143,449

Net earnings	$—	$103,403	$103,403

	Parent	Rent-A-	Subsidiary
	Company	Center East	Guarantors	Total
Six Months Ended June 30, 2003 (unaudited)
Total revenues	$—	$792,540	$327,126	$1,119,666
Direct store expenses	—	590,816	275,511	866,327
Other expenses	—	114,784	52,296	167,080

Net earnings (loss)	$—	$86,940	$(681)	$86,259

RENT-A-CENTER, INC. AND SUBSIDIARIES

8.	Subsidiary Guarantors – (continued)

	Parent	Subsidiary
	Company	Guarantors	Total
Three Months Ended June 30, 2004 (unaudited)
Total revenues	$—	$572,985	$572,985
Direct store expenses	—	450,998	450,998
Other expenses	—	70,793	70,793

Net earnings	$—	$51,194	$51,194

	Parent	Rent-A-	Subsidiary
	Company	Center East	Guarantors	Total
Three Months Ended June 30, 2003 (unaudited)
Total revenues	$—	$392,277	$160,983	$553,260
Direct store expenses	—	293,350	134,042	427,392
Other expenses	—	64,510	26,058	90,568

Net earnings	$—	$34,417	$883	$35,300

Condensed Consolidating Statements of Operations – (in thousands)

Condensed Consolidating Balance Sheets – (in thousands)

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals
June 30, 2004 (unaudited)
Rental merchandise, net	$—	$736,193	$—	$736,193
Intangible assets, net	—	901,338	—	901,338
Other assets	870,935	162,308	(740,571)	292,672

Total assets	$870,935	$1,799,839	$(740,571)	$1,930,203

Senior debt	$396,000	$—	$—	$396,000
Other liabilities	300,002	772,812	(398,829)	673,985
Stockholders’ equity	174,933	1,027,027	(341,742)	860,218

Total liabilities and equity	$870,935	$1,799,839	$(740,571)	$1,930,203

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals
December 31, 2003
Rental merchandise, net	$—	$682,367	$—	$682,367
Intangible assets, net	—	797,434	—	797,434
Other assets	882,876	231,893	(763,268)	351,501

Total assets	$882,876	$1,711,694	$(763,268)	$1,831,302

Senior debt	$398,000	$—	$—	$398,000
Other liabilities	300,002	759,996	(421,526)	638,472
Stockholders’ equity	184,874	951,698	(341,742)	794,830

Total liabilities and equity	$882,876	$1,711,694	$(763,268)	$1,831,302

RENT-A-CENTER, INC. AND SUBSIDIARIES

8.	Subsidiary Guarantors – (continued)

Condensed Consolidating Statements of Cash Flows – (in thousands)

	Parent	Subsidiary
	Company	Guarantors	Total
Six months ended June 30, 2004 (unaudited)
Net cash provided by operating activities	$—	$199,689	$199,689

Cash flows from investing activities
Purchase of property assets	—	(34,853)	(34,853)
Acquisitions of businesses, net of cash acquired	—	(155,953)	(155,953)
Proceeds from sale of property assets	—	3,336	3,336

Net cash used in investing activities	—	(187,470)	(187,470)
Cash flows from financing activities
Purchase of treasury stock	(77,266)	—	(77,266)
Exercise of stock options	9,270	—	9,270
Repayments of debt	(2,000)	—	(2,000)
Intercompany advances	70,978	(70,978)	—

Net cash provided by (used in) financing activities	982	(70,978)	(69,996)

Net increase (decrease) in cash and cash equivalents	982	(58,759)	(57,777)
Cash and cash equivalents at beginning of period	61,006	82,935	143,941

Cash and cash equivalents at end of period	$61,988	$24,176	$86,164

	Parent	Rent-A-	Subsidiary
	Company	Center East	Guarantors	Total
Six months ended June 30, 2003 (unaudited)
Net cash provided by operating activities	$—	$112,254	$71,149	$183,403

Cash flows from investing activities
Purchase of property assets	—	(16,550)	(6,373)	(22,923)
Acquisitions of businesses, net of cash acquired	—	(71,372)	(34,868)	(106,240)
Other	—	296	114	410

Net cash used in investing activities	—	(87,626)	(41,127)	(128,753)
Cash flows from financing activities
Purchase of treasury stock	(142,645)	—	—	(142,645)
Exercise of stock options	17,841	—	—	17,841
Issuance of subordinated notes	300,000	—	—	300,000
Payment of refinancing charges	—	(15,963)	—	(15,963)
Proceeds from debt	400,000	—	—	400,000
Repurchase of subordinated notes, including premium paid	—	(201,856)	—	(201,856)
Repayments of debt	—	(249,500)	—	(249,500)
Intercompany advances	(367,573)	379,783	(12,210)	—

Net provided by (cash used) in financing activities.	207,623	(87,536)	(12,210)	107,877

Net increase (decrease) in cash and cash equivalents	207,623	(62,908)	17,812	162,527

Cash and cash equivalents at beginning of period	—	85,723	—	85,723

Cash and cash equivalents at end of period	$207,623	$22,815	$17,812	$248,250

RENT-A-CENTER, INC. AND SUBSIDIARIES

9.	Comprehensive Income.

Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

	Six months ended June,
	2004	2003
	(in thousands)
Net earnings	$103,403	$86,259
Other comprehensive (loss) income:
Unrealized gain on derivatives held as cash flow hedges:
Change in unrealized gain during period	—	4,480
Reclassification adjustment for loss included in net earnings	—	(4,480)

Other comprehensive income	—	—

Comprehensive income	$103,403	$86,259

	Three months ended June,
	2004	2003
	(in thousands)
Net earnings	$51,194	$35,300
Other comprehensive (loss) income:
Unrealized gain on derivatives held as cash flow hedges:
Change in unrealized gain during period	—	1,869
Reclassification adjustment for loss included in net earnings	—	(1,869)

Other comprehensive income	—	—

Comprehensive income	$51,194	$35,300

10.	Common and Preferred Stock Transactions.

In April 2000, we announced that our Board of Directors had authorized a program to repurchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $25.0 million of our common stock. Our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program over a period of time to $100.0 million. We repurchased a total of approximately 1.6 million shares (on a pre-split basis) of our common stock for an aggregate of $91.5 million under this common stock repurchase program through October 24, 2003.

On October 24, 2003 we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. On May 19, 2004, the Board of Directors increased the amount of repurchases authorized under the new stock repurchase program from $100.0 million to $115.0 million. As of June 30, 2004, we had purchased a total of 3,457,000 shares of our common stock for an aggregate of $104.2 million under our new common stock repurchase program. On July 26, 2004, we announced that our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $200.0 million. Please see “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” later in this report.

RENT-A-CENTER, INC. AND SUBSIDIARIES

11.	Acquisitions.

Rent Rite, Inc.

On May 7, 2004, we completed the acquisition of Rent Rite, Inc. d/b/a Rent Rite Rental Purchase for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, of which 26 stores were subsequently merged with our existing store locations. Results of operations have been included since the acquisition date. Approximately 40% of the consideration was paid with 815,592 shares our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt. The common stock paid as well as the assumption of stock options were recorded at the fair value determined at the effective date of the purchase. The table below summarizes the preliminary allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values
(in thousands)
Rental merchandise	$18,644
Property assets	1,262
Customer relationships	3,180
Non-compete agreements	242
Goodwill	36,568

Total assets acquired	$59,896

Rainbow Rentals, Inc.

On May 14, 2004, we completed the acquisition of Rainbow Rentals, Inc. for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, of which 29 stores were subsequently merged with our existing store locations. Results of operations have been included since the acquisition date. We funded the acquisition entirely with cash on hand. The table below summarizes the preliminary allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values
(in thousands)
Rental merchandise	$41,337
Property assets	2,864
Customer relationships	4,553
Non-compete agreements	100
Goodwill	60,192

Total assets acquired	$109,046

We entered into these transactions seeing them as opportunistic acquisitions that would allow us to expand our store base in conjunction with our strategic growth plans. The prices of the acquisitions were determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Customer relationships are amortized utilizing the straight-line method over an 18 month period. The non-compete agreements are amortized using the straight-line method over a three year period and, in accordance with SFAS 142, the goodwill associated with the acquisitions will not be amortized.

RENT-A-CENTER, INC. AND SUBSIDIARIES

12.	Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $27.9 million was outstanding as of June 30, 2004.

We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally our letters of credit are renewed automatically every year unless we notify the institution not to renew. At June 30, 2004, we had $86.7 million in outstanding letters of credit under our previous senior credit facility. Of the $86.7 million, $55.0 million was supported by our additional term loan facility. The remaining $31.7 million reduced the amount available under the previous $120.0 million revolving facility. On July 14, 2004, we refinanced our senior credit facilities. Under the new senior credit facility, the $86.7 million is supported by our $250.0 million revolving facility. See Note 14, “Subsequent Events” and “Recent Developments” later in this report.

13.	Recapitalization.

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

On May 6, 2003, we repurchased approximately $183.0 million principal amount of 11% Notes pursuant to a debt tender offer announced on April 23, 2003. On August 15, 2003, we redeemed all of the remaining outstanding 11% Notes in accordance with the terms of the indenture governing the 11% Notes, at the applicable redemption price of 105.5% of the principal amount, plus accrued and unpaid interest to that date. The total aggregate redemption price for the 11% Notes was approximately $93.75 million, including $4.65 million in accrued interest and $4.65 million in redemption premium. Proceeds from the offering of $300.0 million in 7½% Notes were used to pay for the redemption.

On April 25, 2003, we announced that we had entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (“Apollo”) which provided for the repurchase of a number of shares of Rent-A-Center’s common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of Rent-A-Center’s planned tender offer at the price per share paid in the tender offer. On April 28, 2003, we commenced a tender offer to purchase up to 2.2 million shares of Rent-A-Center’s common stock (on a pre-split basis) pursuant to a modified “Dutch Auction.” On June 25, 2003, we closed the tender offer and purchased 1,769,960 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, we closed the Apollo transaction and purchased 774,547 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of Rent-A-Center’s Board of Directors.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

14.	Subsequent Events.

New Senior Credit Facilities. On July 14, 2004, we announced the completion of the refinancing of our senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of revolving facility and utilized the proceeds to repay our existing senior term debt. In connection with the refinancing, we will record a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter.

Increased Stock Repurchase Authorization. On July 26, 2004, we announced that our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program to $200.0 million.

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

Our Business

We are the largest rent-to-own operator in the United States with an approximate 32% market share based on store count. At June 30, 2004, we operated 2,846 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and five stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2004, ColorTyme had 319 franchised stores in 40 states, 307 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

We plan to accomplish our future growth through selective and opportunistic acquisitions, and new store development. Typically, a newly opened store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $450,000, with roughly 70% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future or as to the number, location or profitability thereof.

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

Recent Developments

Appointment of Richard K. Armey to our Board of Directors. On May 24, 2004, we announced that Richard K. “Dick” Armey had been named to our Board of Directors. Congressman Armey served for 18 years in the U.S. House of Representatives, culminating in eight years as Majority Leader. In addition to joining the Board of Directors, Congressman Armey has become a member of the Board’s Audit Committee and Compensation Committee.

New Senior Credit Facility On July 14, 2004, we announced the completion of the refinancing of our senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of revolving facility and utilized the proceeds to repay our existing senior term debt. We will record a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter.

Increased Stock Repurchase Authorization. On July 26, 2004, we announced that our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program to $200.0 million.

Store Growth. As of July 28, 2004, we have acquired two additional stores and accounts from five additional locations, opened five new stores, merged one store into an existing location and sold one store during the third quarter of 2004. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year.

Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.

Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers’ compensation, general liability, and auto liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.

RENT-A-CENTER, INC. AND SUBSIDIARIES

We make assumptions on our liabilities within our self-insured retentions using loss forecasts, which are prepared using methods and assumptions that are in accordance with standard actuarial practice and third party claims administrator loss estimates, which are based on known facts surrounding individual claims. Each quarter, we reevaluate our estimate of liability within our self-insured retentions, including our assumptions related to our loss forecasts, and obtain updated loss forecasts reports using currently valued loss data. We evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our loss forecasts and to the third party claim administrator loss estimates, and make adjustments to our accruals as needed based upon such review.

Over the previous 10 years, our loss exposure has increased, primarily as a result of our growth. We instituted procedures to manage our loss exposure through a greater focus on the risk management function, a transitional duty program for injured workers, ongoing safety and accident prevention training, and various programs designed to minimize losses and improve our loss experience in our store locations.

As of the quarter ended June 30, 2004, the net amount accrued for losses within our self-insured retentions was $73.5 million, as compared to $54.2 million at June 30, 2003. The increase in the net amount accrued for the 2004 period is a result of store growth, increased number of employees, new claims made during the period and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.

Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Our litigation involves, among other things, actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. In preparing our financial statements at a given point in time, we account for these contingencies pursuant to the provisions of FASB No. 5, which requires that we accrue for losses that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. For the quarter ended June 30, 2004 we had accrued $2.5 million for probable litigation costs with respect to our outstanding litigation as compared to $3.6 million for the quarter ended June 30, 2003. The amounts accrued, relating to legal fees and expenses, represent our estimate of the probable liabilities with respect to our litigation. The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation, such as an adverse or positive development or ruling, could effect our assumptions and thus, our accrual.

If we make changes to our accruals in any of these areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and similarly, reductions to our accruals would increase our earnings. A $1.3 million change in our estimates would result in a corresponding $.01 change in our earnings per share.

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

Revenue. Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term as payments are received and merchandise sales revenue is recognized when the customer exercises their purchase option and pays the cash price due. No revenue is accrued because the customer can cancel the rental contract at any time and we cannot enforce collection for non-payment of rents. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectable accounts.

Franchise Revenue. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent. We accelerate the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.

Cost of Merchandise Sold. Cost of merchandise sold represents the book value net of accumulated depreciation of rental merchandise at time of sale.

Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with market managers’ salaries, travel and occupancy, including any related benefits and taxes, as well as all store level general and administrative expenses and selling, advertising, insurance, occupancy, delivery, fixed asset depreciation and other operating expenses.

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

Results of Operations

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Store Revenue. Total store revenue increased by $38.2 million, or 3.5%, to $1,133.5 million for the six months ended June 30, 2004 as compared to $1,095.3 million for the six months ended June 30, 2003. The increase in total store revenue is primarily attributable to approximately $55.5 million in incremental revenue from new stores and acquisitions during the first six months of 2004 as compared to 2003, offset by a decrease in same store sales of 2.2%.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire six month periods ending June 30, 2004 and 2003, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $19.5 million, or 2.2%, to $860.2 million for the six months ended June 30, 2004 as compared to $879.7 million in 2003. The decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during the first six months of 2004 versus the first six months of 2003, offset by an increase in the average revenue per customer.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Franchise Revenue. Total franchise revenue increased by $528,000, or 2.2%, to $24.9 million for the six months ended June 30, 2004 as compared to $24.4 million in 2003. This increase was primarily attributable to an increase in merchandise sales to franchise locations as a result of more franchised locations operating in the first six months of 2004 as compared to the first six months of 2003.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $4.4 million, or 2.0%, to $220.4 million for the six months ended June 30, 2004 as compared to $216.0 million in 2003. This increase is a result of an increase in rental revenue for the first six months of 2004 compared to the first six months of 2003. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue decreased slightly to 21.5% in 2004 from 21.6% for the same period in 2003. The slight decrease was primarily attributable to a more normalized depreciation rate in the first six months of 2004 as compared to 2003, resulting from the continued integration of the inventory acquired in our acquisition of 295 stores from Rent-Way in February of 2003, offset slightly by the depreciation associated with the Rainbow Rentals and Rent Rite acquisitions in May 2004.

Cost of Merchandise Sold. Cost of merchandise sold increased by $4.2 million, or 6.9%, to $65.0 million for the six months ended June 30, 2004 as compared to $60.8 million in 2003. This increase was primarily a result of an increase in the number of items sold during the first six months of 2004 as compared to the first six months 2003. The gross margin percent of merchandise sales increased to 30.9% in 2004 from 28.6% in 2003. This percentage increase was primarily attributable to the sale of merchandise acquired from Rent-Way in February 2003, which caused a lower gross margin to occur in 2003 versus 2004.

Salaries and Other Expenses. Salaries and other expenses increased by $35.9 million, or 6.1%, to $620.1 million for the six months ended June 30, 2004 as compared to $584.2 million in 2003. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2004 period. Salaries and other expenses were also negatively impacted by the increase in gasoline prices, which increases our delivery expense. Salaries and other expenses expressed as a percentage of total store revenue increased to 54.7% for the six months ended June 30, 2004 from 53.3% for the six months ended June 30, 2003. This increase was primarily attributable to the decrease in same store sales coupled with an increase in salaries and other expenses in the first six months of 2004 compared to the first six months of 2003 resulting from an increase in our store base. In the first six months of 2004, there were 24 more new stores and 52 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store. We expect salaries and other expenses to continue to increase as we implement our new store initiatives.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $609,000 or 3.0%, to $21.1 million for the six months ended June 30, 2004 as compared to $20.5 million in 2003. This increase was primarily attributable to an increase in merchandise sales to franchise locations as a result of more franchised locations operating in the first six months of 2004 as compared to the first six months of 2003.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue increased to 3.2% for the six months ending June 30, 2004 as compared to 3.0% for the six months ending June 30, 2003. This increase is primarily attributable to the operation of the Rainbow Rentals and Rent Rite headquarters during the integration and transition period pursuant to those acquisitions, as well as the impact of a decrease in our same stores sales for the first six months of 2004.

Amortization of Intangibles. Amortization of intangibles decreased by $523,000, or 8.5%, to $5.6 million for the six months ended June 30, 2004, as compared to $6.2 million for the six months ended June 30, 2003. This decrease was primarily attributable to the completed amortization of some intangibles, offset by the customer relationship and non-compete amortization related to the Rainbow Rentals and Rent Rite acquisitions in May 2004.

Operating Profit. Operating profit decreased by $10.6 million, or 5.5%, to $182.9 million for the six months ended June 30, 2004 as compared to $193.5 million in 2003. Operating profit as a percentage of total revenue decreased to 15.8% for the six months ended June 30, 2004, from 17.3% in 2003. These decreases were primarily attributable to the increase in salaries and other expenses and the decrease in same store sales during the first six months of 2004 versus 2003 as discussed above. In the first six months of 2004, there were 24 more new stores and 52 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Net Earnings. Net earnings increased by $17.1 million, or 19.9%, to $103.4 million for the six months ended June 30, 2004 as compared to $86.3 million in 2003. This increase is primarily attributable to growth in total revenues and a decrease in interest expense offset by increases in salaries and other expenses and general and administrative expenses, and the finance charges incurred during the second quarter of 2003 resulting from the recapitalization initiated during the same period. When excluding the effect of the recapitalization finance charges incurred in the second quarter of 2003, our net earnings increased approximately $100,000 in the first six months of 2004 as compared to 2003.

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Store Revenue. Total store revenue increased by $19.6 million, or 3.6%, to $562.0 million for the three months ended June 30, 2004 as compared to $542.4 million for the three months ended June 30, 2003. The increase in total store revenue is primarily attributable to approximately $30.0 million in incremental revenue from new stores and acquisitions during the second quarter of 2004 as compared to 2003, offset by a decrease in same store sales of 2.3%.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending June 30, 2004 and 2003, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $10.4 million, or 2.3%, to $444.7 million for the three months ended June 30, 2004 as compared to $455.1 million in 2003. The decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during the second quarter of 2004 versus the second quarter of 2003 offset by an increase in the average revenue per customer.

Franchise Revenue. Total franchise revenue increased by $202,000, or 1.9%, to $11.0 million for the three months ended June 30, 2004 as compared to $10.8 million in 2003. This increase was primarily attributable to an increase in merchandise sales to franchise locations as a result of more franchised locations operating in the second quarter of 2004 as compared to the second quarter of 2003.

Depreciation of Rental Merchandise. Depreciation of rental merchandise increased by $2.8 million, or 2.5%, to $112.1 million for the three months ended June 30, 2004 as compared to $109.3 million in 2003. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue decreased to 21.5% in 2004 from 21.7% for the same period in 2003. The slight decrease was primarily attributable to a more normalized depreciation rate in the three month period ending June 30, 2004 as compared to 2003, pursuant to the continued integration of the inventory acquired in the acquisition of Rent-Way in February of 2003, offset slightly by the depreciation associated with the Rainbow Rentals and Rent Rite acquisitions in May 2004.

Cost of Merchandise Sold. Cost of merchandise sold increased by $1.1 million, or 4.6%, to $25.3 million for the three months ended June 30, 2004 as compared to $24.2 million in 2003. This increase was primarily a result of an increase in the number of items sold during the second quarter of 2004 as compared to the second quarter of 2003. The gross margin percent of merchandise sales increased to 26.7% in 2004 from 25.5% in 2003. This percentage increase was primarily attributable to the sale of merchandise acquired from Rent-Way in February 2003, which caused a lower gross margin to occur in 2003 versus 2004.

Salaries and Other Expenses. Salaries and other expenses increased by $19.3 million, or 6.6%, to $311.1 million for the three months ended June 30, 2004 as compared to $291.7 million for the three months ended June 30, 2003. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2004 period. Salaries and other expenses were also negatively impacted by the increase in gasoline prices, which increases our delivery expense. Salaries and other expenses expressed as a percentage of total store revenue increased to 55.4% for the three months ended June 30, 2004 from 53.8% for the three months ended June 30, 2003. This increase was primarily attributable to the decrease in same store sales coupled with an increase in salaries and other expenses in the second quarter of 2004 compared to the second quarter of 2003 resulting from an increase in our store base. In the second quarter of 2004, there were 24 more new stores and 52 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store. We expect salaries and other expenses to continue to increase as we implement our new store initiatives.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $268,000 or 3.0%, to $9.2 million for the three months ended June 30, 2004 as compared to $9.0 million in 2003. This increase was primarily attributable to an increase in merchandise sales to franchise locations as a result of more franchised locations operating in the second quarter of 2004 as compared to the second quarter of 2003.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue increased to 3.4% for the three months ending June 30, 2004 as compared to 3.0% for the three months ending June 30, 2003. This increase is primarily attributable to the operation of the Rainbow Rentals and Rent Rite headquarters during the integration and transition period pursuant to those acquisitions, as well as the impact of a decrease in our same stores sales for the three month period ending June 30, 2004.

Amortization of Intangibles. Amortization of intangibles decreased by $138,000, or 4.2%, to $3.2 million for the three months ended June 30, 2004 as compared to $3.3 million for the three months ended June 30, 2003. This decrease was primarily attributable to the completed amortization of some intangibles, offset by the customer relationship and non-compete amortization related to the Rainbow Rentals and Rent Rite acquisitions in May 2004.

Operating Profit. Operating profit decreased by $7.0 million, or 7.2%, to $90.2 million for the three months ended June 30, 2004 as compared to $97.2 million in 2003. Operating profit as a percentage of total revenue decreased to 15.7% for the three months ended June 30, 2004, from 17.6% in 2003. These decreases were primarily attributable to the increase in salaries and other expenses and the decrease in same store sales during the second quarter of 2004 versus 2003 as discussed above. In the second quarter of 2004, there were 24 more new stores and 52 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

Net Earnings. Net earnings increased by $15.9 million, or 45.0%, to $51.2 million for the three months ended June 30, 2004 as compared to $35.3 million in 2003. This increase is primarily attributable to growth in total revenues and a decrease in interest expense, offset by increases in salaries and other expenses and general and administrative expenses, and the finance charges incurred during the second quarter of 2003 resulting from the recapitalization initiated during the same period. When excluding the effect of the recapitalization finance charges incurred in the second quarter of 2003, our net earnings decreased $1.1 million to $51.2 million for the three months ended June 30, 2004 as compared to $52.3 million for the three months ended June 30, 2003. This slight decrease is primarily attributable to the temporary impact of the Rainbow Rentals and Rent Rite acquisitions, our new store initiatives, as well as the decrease in our same store sales.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash provided by operating activities increased by $16.3 million to $199.7 million for the six months ending June 30, 2004 as compared to $183.4 million in 2003. This increase resulted primarily from an increase in net earnings and an increase in accrued liabilities during the first six months of 2004 as compared to 2003, consisting primarily of income taxes accrued for but not yet due, offset by a decrease in deferred income taxes.

Cash used in investing activities increased by $58.7 million to $187.5 million during the six month period ending June 30, 2004 as compared to $128.8 million in 2003. This increase is primarily attributable to the acquisition of the stores from Rent Rite and Rainbow Rentals in May 2004 coupled with an increase in property assets purchased during the period.

Cash used in financing activities increased by $177.9 million to $70.0 million during the six month period ending June 30, 2004 as compared to $107.9 million provided by financing activities in 2003. This increase is primarily related to the 2003 activity relating to our recapitalization. In 2003, we issued $300.0 million in senior subordinated notes and received the proceeds of a $400.0 million term loan under our previous senior credit facility, offset by the repurchase of $201.9 million of our 11% notes, the repayment of $249.5 million of our then-existing debt and the repurchase of $142.6 million of our common stock, which related to our 2003 recapitalization. In the six month period ending June 30, 2004, we repurchased $77.3 million in aggregate purchase price of our common stock.

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

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs into 2005. Our revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $250.0 million, of which $113.3 million was available at July 28, 2004. At July 28, 2004, we had approximately $111.1 million in cash. To the extent we have available cash that is not necessary for working capital, store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will have increased by approximately $102.4 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005.

Rental Merchandise Purchases. We purchased $311.7 million and $305.1 million of rental merchandise during the six month periods ending June 30, 2004 and 2003, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $34.9 million and $22.9 million on capital expenditures during the six month periods ending June 30, 2004 and 2003, respectively, and expect to spend approximately $25.0 million for the remainder of 2004.

Acquisitions and New Store Openings. For the first six months of 2004, we spent approximately $156.0 million on acquiring stores and accounts. For the entire year ending December 31, 2004, we intend to add approximately 5-10% to our store base by opening approximately 80-120 new store locations as well as pursuing opportunistic acquisitions.

On May 7, 2004, we completed the acquisition of Rent Rite for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, of which we subsequently merged 26 stores with our existing store locations. Approximately 40% of the consideration was paid with our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt.

On May 14, 2004, we completed the acquisition of Rainbow Rentals for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, of which we subsequently merged 29 stores with our existing store locations. We funded the acquisition entirely with cash on hand.

We entered into these transactions seeing them as opportunistic acquisitions that would allow us to expand our store base in conjunction with our strategic growth plans. The prices of the acquisitions were determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total.

Furthermore, during the first six months of 2004, we acquired 20 additional stores, accounts from 28 additional locations, opened 47 new stores, and closed 32 stores. Of the closed stores, 25 were merged with existing store locations, and seven stores were sold. The additional stores and acquired accounts were the result of 22 separate transactions for an aggregate price of approximately $13.6 million in cash. As of July 28, 2004, we have acquired two additional stores and accounts from five additional locations, opened five new stores, merged one store into an existing location and sold one store during the third quarter of 2004. It is our intention to increase the number of stores we operate by an average of approximately 5 to 10% per year.

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

Senior Credit Facilities. On May 28, 2003, we entered into a senior credit facility provided by a syndicate of banks and other financial institutions led by Lehman Commercial Paper Inc., as administrative agent. At June 30, 2004, we had a total of $396.0 million outstanding under these senior credit facilities related to our term loans and $88.3 million of availability under the revolving credit line portion of the senior credit facilities.

The table below shows the scheduled maturity dates of our senior debt outstanding at June 30, 2004.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2004	$2,000
2005	4,000
2006	4,000
2007	4,000
2008	192,000
Thereafter	190,000

$396,000

On July 14, 2004, we announced the completion of the refinancing of our new senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of revolving facility and utilized the proceeds to repay our existing senior term debt. In connection with the refinancing, we will record a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below shows the scheduled maturity dates of our new term debt outstanding as if it was outstanding on June 30, 2004.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2004	$1,750
2005	3,500
2006	3,500
2007	3,500
2008	3,500
Thereafter	334,250

$350,000

The full amount of the new revolving credit facility may be used for the issuance of letters of credit, of which $86.7 had been utilized as of July 28, 2004. The revolving credit facility expires in July 2009 and the term loan expires in 2010.

Borrowings under our new senior credit facilities bear interest at varying rates equal to 1.75% over the Eurodollar rate, which was 1.48% at July 28, 2004. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to the term loans under our senior credit facilities.

Our new senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our new senior credit facilities are also secured by a pledge of the capital stock of our U.S. subsidiaries, and a portion of the capital stock of our international subsidiaries.

The new senior credit facilities contain covenants, including without limitation, those that generally limit our ability to:

•	incur additional debt (including subordinated debt) in excess of $50.0 million at any one time outstanding;

•	repurchase our capital stock and 7½% notes;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into a new line of business.

Our new senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. At June 30, 2004, we were in compliance with our previous covenants and the table below shows the required and actual ratios under our new credit facilities calculated as at June 30, 2004:

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	2.75:1	1.49:1
Minimum consolidated interest coverage ratio	No less than	4.0:1	9.43:1
Minimum fixed charge coverage ratio	No less than	1.50:1	2.62:1

Events of default under our new senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. An event of default under the senior credit facilities would occur if there is a change of control. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in our Board of Directors occurs. An event of default would also occur if one or more judgments were entered against us of $20 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.

RENT-A-CENTER, INC. AND SUBSIDIARIES

7½% Senior Subordinated Notes. On May 6, 2003, we issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7½%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of the 11% senior subordinated notes.

The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; or

•	engage in a merger or sell substantially all of its assets.

Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.

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

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $27.9 million was outstanding as of June 30, 2004. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Litigation. We are currently a party to litigation pending in California styled Benjamin Griego, et al. v. Rent-A-Center, Inc., et al., alleging we violated various provisions of the California Rental Purchase Act. As discussed later in this report, in the event that a trial court judgment was entered against us in that matter, we would be required to post a cash bond in an amount equal to 1.5 times any damage award to enable us to appeal. We may not have cash immediately available to post a bond in such amount at the required time. To raise such cash, we may be required to raise debt or equity or take other similar actions. Although we believe we would be able to raise sufficient cash to support such a bond, we cannot assure you that we will be able to do so, and the terms of such financing could be less favorable to us than the terms we have obtained on our existing financing.

Any settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Part II Item 1 later in this report.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

In April 2000, we announced that our Board of Directors had authorized a program to repurchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $25.0 million of our common stock. Our Board of Directors increased the amount of repurchases authorized under our common stock repurchase program over a period of time to $100.0 million. We repurchased a total of approximately 1.6 million shares (on a pre-split basis) of our common stock for an aggregate of $91.5 million under this common stock repurchase program through October 24, 2003.

On October 24, 2003 we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. On May 19, 2004, the Board of Directors increased the amount of repurchases authorized under the new stock repurchase program from $100.0 million to $115.0 million. As of June 30, 2004, we had purchased a total of 3,457,000 shares of our common stock for an aggregate of $104.2 million under our new common stock repurchase program. On July 26, 2004, we announced that our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $200.0 million. Please see “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” later in this report.

Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Recent nationwide increases in fuel and energy costs may reduce the disposable income of our customers and could adversely impact our results of operations.

Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise their early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower demand for our products in the third quarter of each fiscal year when compared to other quarters throughout the year. As a result, we would expect revenues for the third quarter of each fiscal year to remain relatively flat or slightly below the prior quarter. We expect this trend to continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2004, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7½% and $396.0 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7½% subordinated notes at June 30, 2004 was $304.5 million which is $4.5 million above their carrying value. Unlike the subordinated notes, the $396.0 million in term loans have variable interest rates indexed to current Eurodollar rates. As of June 30, 2004, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

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

PART II – Other Information

Item 1. Legal Proceedings

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation. The ultimate outcome of our litigation is uncertain and the amount of any loss we may incur, if any, cannot in our judgment be reasonably estimated. Accordingly, other than with respect to anticipated legal fees and expenses, no provision has been made in our consolidated financial statements for any such loss.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On September 30, 2003, the court granted our motion to dismiss without prejudice, dismissed without prejudice the outside directors’ and underwriters’ separate motions to dismiss and denied our motion to transfer venue. In its order on the motions to dismiss, the court granted the lead plaintiffs leave to replead the case within certain parameters. On October 9, 2003, the lead plaintiffs filed a motion for reconsideration with the court with respect to the Securities Act claims. We filed our response to this motion on October 24, 2003. On June 4, 2004, the court denied the plaintiffs’ motion for reconsideration with respect to the Securities Act claims and required the plaintiffs to replead the case no later than July 7, 2004, should they choose to do so.

On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. Our response to the third amended consolidated complaint is due on August 23, 2004.

We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On October 17, 2003, the plaintiffs filed their motion for class certification. On October 24, 2003, we filed a motion to dismiss certain of the plaintiffs’ claims and on October 31, 2003, filed our opposition to the plaintiffs’ motion for class certification. The hearing on our motion to dismiss and plaintiffs’ motion for class certification was held on November 14, 2003. On December 4, 2003, the court denied our motion to dismiss and granted the plaintiffs’ motion for class certification. The class definition includes our customers in California from February 1, 1999 through January 31, 2002, and encompasses customers who entered into approximately 407,000 rental purchase agreements. Such customers also purchased approximately 167,000 memberships. With respect to such rental purchase agreements, we believe that twenty-five percent of the total amount of payments to obtain ownership (the maximum percentage applicable to statutory damages) was approximately $600 per agreement on average. On February 20, 2004, the court ruled that it would enter an order certifying the class described above and, with respect to the cash price claims, a sub-class of our customers during the same time period who rented electronic appliances and entertainment equipment. We believe this sub-class encompasses customers who entered into approximately 249,000 of the 407,000 rental purchase agreements, with an average revenue of approximately $700 per agreement. On March 16, 2004, the court entered the certification order.

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

A mediation with the plaintiffs’ counsel was held on April 23, 2004, and discovery in the case is continuing. On May 28, 2004, we petitioned the California Court of Appeal to review certain of the April 2004 trial court rulings. On June 24, 2004, the California Court of Appeal denied our petition to hear our appeal at this time, but did not rule on the merits. On July 6, 2004, we petitioned the California Supreme Court to review the Court of Appeal’s denial.

RENT-A-CENTER, INC. AND SUBSIDIARIES

We intend to file a motion in the trial court to decertify or modify the class on the grounds that the trial court’s rulings, such as that regarding permissible “cash prices,” indicate a predominance of individualized claims. We are continuing through the mediation process to attempt to negotiate a reasonable settlement of the case. In addition, we anticipate seeking a ruling from the trial court at the appropriate time that any allowable statutory damages are limited to rental purchase agreements entered into within the one-year period prior to the plaintiffs’ January 31, 2002 filing date, rather than the three-year period contended by plaintiffs due to California law provisions limiting the imposition of mandatory civil penalties.

We continue to believe the claims in the plaintiffs’ complaint are unfounded, that we have meritorious defenses to the allegations made and that a class should not have been certified by the court. In the event the California appellate courts refuse to hear our interlocutory appeals at this time, we would be unable to present our arguments to them until a trial court judgment is rendered. In the event that a trial court judgment were entered against us, we would be required to post a cash bond in an amount equal to 1.5 times any damage award to enable us to appeal. We will continue to vigorously defend ourselves in this case, while seeking reasonable opportunities to resolve this matter. Nevertheless, we cannot assure you that we will be found to have no liability in this matter.

We recently received an inquiry from the California Attorney General regarding our business practices in California with respect to our cash prices and our membership program. We are cooperating with the Attorney General’s office in this inquiry.

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

State Wage and Hour Class Actions. We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of June 30, 2004, we operated 24 stores in Oregon, 161 stores in California and 41 stores in Washington.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Rob Pucci, et. al. v. Rent-A-Center, Inc. On August 20, 2001, this putative class action was filed against us in state court in Multnomah County, Oregon alleging we violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that we failed to pay all wages due to our Oregon employees, and various contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of “time and a half,” but stated that the plaintiffs may recover “straight-time” to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims. We strongly disagree with the court’s rulings against our positions and requested that the court grant us interlocutory appeal on those matters. The plaintiffs filed a motion for summary judgment seeking to resolve certain factual issues related to the purported class, which was denied on July 1, 2003. On October 10, 2003, the court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal, and issued its written order to that effect on December 9, 2003. We subsequently filed a petition for a writ of mandamus with the Oregon Supreme Court, which was denied on January 24, 2004. On June 15, 2004, notice to the class was distributed advising them of their right to opt out of the class. We intend to continue to challenge the appropriateness of the court’s class certification. Although we believe the court’s certification ruling is inappropriate and that the claims remaining in this case are without merit, we cannot assure you we will be found to have no liability in this matter.

Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief is due in September 2004.

On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, we filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. We filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. We subsequently filed a demurrer. No decision has been entered by the court with respect to our demurrer.

Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner’s ruling, to which we responded on October 30, 2003. The Court of Appeals denied the plaintiffs’ motion on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. In December 2003, we filed motions to dismiss and/or stay the class allegations in each of the county-wide actions, arguing that the plaintiffs were collaterally estopped by virtue of the previous ruling in Rose denying state-wide class certification. Four of these motions were subsequently granted. Accordingly, ten of the county-wide claims are proceeding as putative class actions and four are proceeding on an individual plaintiff basis. The plaintiffs have not filed motions to certify a class in any of the putative county-wide class actions. In the event they do so, we intend to vigorously oppose class certification.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In October 2003, we eliminated our then current stock repurchase program and adopted a new stock repurchase program which as of June 30, 2004, authorized us to repurchase up to $115.0 million in aggregate purchase price of our common stock. As of June 30, 2004, we had repurchased $104.2 million in aggregate purchase price of our common stock under our new stock repurchase program. In the second quarter of 2004, we effected the following repurchases of our common stock:

			Total Number of
			Shares Purchased as	Maximum Dollar Value
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)
April 1 through April 30	97,700	$29.2551	97,700	$76,920,680
May 1 through May 31	2,257,400	$29.2556	2,257,400	$10,879,089
June 1 through June 30	0	$0.0000	0	$10,879,089

Total	2,355,100	$29.5556	2,355,100	$10,879,089

(1) As of June 30, 2004. On July 26, 2004, we announced that the program was increased by $85 million to $200 million.

On May 7, 2004, we completed the acquisition of Rent Rite, pursuant to which, and as partial consideration for, shares of Rent Rite stock held by certain Rent Rite shareholders were converted into the right to receive, in the aggregate, 815,592 shares of our common stock. Under the merger agreement, the market value of these shares was determined to be, in the aggregate, approximately $23.9 million. In addition, in connection with this acquisition, we assumed options of Rent Rite that are convertible into 554,102 shares of our common stock at a weighted average exercise price of $11.05 per share. These securities were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Each Rent Rite shareholder who received shares of our common stock and each Rent Rite optionholder represented to the Company in writing that he or she is an “accredited investor” as defined in Rule 501 promulgated under the Securities Act.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 19, 2004. At the meeting, our stockholders voted on two matters: (1) election of three Class I Directors, and (2) a proposal to amend our Certificate of Incorporation to increase the number of shares of our common stock we are authorized to issue.

The individuals named below were re-elected to a three-year term as Class I Directors:

Nominee	Votes For	Votes Withheld
Mitchell E. Fadel	71,362,492	2,744,648
Peter P. Copses	69,469,193	4,637,947
Mary Elizabeth Burton	71,916,746	2,190,394

The following directors’ terms of office as a director continued after the Annual Meeting of Stockholders:

Mark E. Speese
Laurence M. Berg
J.V. Lentell
Andrew S. Jhawar

The proposal to amend our Certificate of Incorporation to increase the number of shares of our common stock authorized to be issued from 125,000,000 to 250,000,000 was approved and adopted with voting on the proposal as follows:

Vote For	Votes Against	Abstentions	Broker Non-Votes
69,435,023	4,611,255	60,862	3,690,730

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
Robert D. Davis
Senior Vice President-Finance, Chief Financial Officer and Treasurer

Date: July 30, 2004

RENT-A-CENTER, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
2.1(1)	— Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and Rent-Way, Inc., Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

2.2(2)	— Letter Agreement, dated December 31, 2002

2.3(3)	— Letter Agreement, dated January 7, 2003

2.4(4)	— Letter Agreement, dated February 7, 2003

2.5(5)	— Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such exhibit to the SEC.)

2.6(6)	— Letter Agreement, dated March 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such exhibit to the SEC.)

2.7(7)	— Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

2.8(8)	— Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.)

3.1(9)	— Certificate of Incorporation of Rent-A-Center, Inc., as amended

3.2*	— Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004

3.3*	— Amended and Restated Bylaws of Rent-A-Center, Inc.

4.1(10)	— Form of Certificate evidencing Common Stock

4.2(11)	— Certificate of Elimination of Series A Preferred Stock

4.3(12)	— Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc.

4.4(13)	— Form of Certificate evidencing Series C Preferred Stock

4.5(14)	— Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee

4.6(15)	— First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

4.7(16)	— Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

4.8*	— Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

4.9*	— Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

4.10(17)	— Form of 2003 Exchange Note

10.1(18)+	— Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan

10.2(19)	— Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.3(20)	— First Amendment, dated as of April 22, 2003, to the Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
Number	Exhibit Description
Administrative Agent

10.4(21)	— Credit Agreement, dated as of May 28, 2003, among Rent-A-Center, Inc., Morgan Stanley Senior Funding Inc., as Documentation Agent, JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent

10.5(22)	— Guarantee and Collateral Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent

10.6(23)	— Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent

10.7(24)	— First Amendment, dated as of May 28, 2003, to the Credit Agreement and the Guarantee and Collateral Agreement, both dated as of May 28, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Remco America, Inc., Get It Now LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent

10.8(25)	— Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent

10.9(26)	— Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent

10.10(27)	— Second Amended and Restated Stockholders Agreement, dated as of August 5, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.11(28)	— Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.12(29)	— Fourth Amended and Restated Stockholders Agreement, dated as of July 11, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons

10.13(30)	— Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P.

10.14(31)	— Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.15(32)	— Third Amendment to Registration Rights Agreement, dated as of December 31, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

10.16(33)	— Fourth Amendment to Registration Rights Agreement, dated as of July 11, 2003, by and between Rent-A-Center, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P.

10.17(34)	— Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers

10.19(35)	— Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.20(36)	— Supplemental Letter Agreement to Franchisee Financing Amendment, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc.

10.21(37)	— Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.22(38)	— First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15,

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
Number	Exhibit Description
2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.23(39)	— Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.24(40)	— Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc.

10.25(41)	— Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and Rent-A-Center, Inc.

21.1*	— Subsidiaries of Rent-A-Center, Inc.

31.1*	— Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	— Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	— Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	— Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

*	Filed herewith.

+	Management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to Exhibit 2.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(2)	Incorporated herein by reference to Exhibit 2.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(3)	Incorporated herein by reference to Exhibit 2.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(4)	Incorporated herein by reference to Exhibit 2.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(5)	Incorporated herein by reference to Exhibit 2.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(6)	Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(7)	Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(8)	Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(9)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002

(10)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on January 13, 1999

RENT-A-CENTER, INC. AND SUBSIDIARIES

(11)	Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(12)	Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(13)	Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(14)	Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(15)	Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(16)	Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(17)	Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(18)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(19)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(20)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2003

(21)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(22)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(23)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(24)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(25)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004

(26)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004

(27)	Incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(28)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(29)	Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(30)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

RENT-A-CENTER, INC. AND SUBSIDIARIES

(31)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(32)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002

(33)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(34)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(35)	Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(36)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003

(37)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(38)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003

(39)	Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(40)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(41)	Incorporated herein by reference to Exhibit 99(d)(1) to the registrant’s Schedule TO filed on April 28, 2003