Form 10-Q
period 2004-09-30
RENT A CENTER INC DE
filed 2004-10-29
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 0-25370

RENT-A-CENTER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0491516 (I.R.S. Employer Identification No.)

5700 Tennyson Parkway, Suite 100
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

YES [X]   NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]   NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2004:

Class	Outstanding

Common stock, $.01 par value per share	75,788,087

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,
(In thousands, except per share data)	2004	2003
	Unaudited
Revenues
Store
Rentals and fees	$516,576	$497,881
Merchandise sales	36,265	34,453
Installment sales	5,469	4,633
Other	919	697
Franchise
Merchandise sales	8,967	10,754
Royalty income and fees	1,411	1,407

	569,607	549,825
Operating expenses
Direct store expenses
Cost of rentals and fees	112,582	107,777
Cost of merchandise sold	26,978	25,901
Cost of installment sales	2,180	2,120
Salaries and other expenses	326,410	296,427
Franchise cost of merchandise sold	8,585	10,298

	476,735	442,523
General and administrative expenses	18,772	16,617
Amortization of intangibles	2,756	3,183
Class action litigation settlement	47,000	—

Total operating expenses	545,263	462,323
Operating profit	24,344	87,502
Finance charges from recapitalization	4,173	7,512
Interest expense	9,914	11,565
Interest income	(1,391)	(1,305)

Earnings before income taxes	11,648	69,730
Income tax expense	6,075	25,992

NET EARNINGS	5,573	43,738
Preferred dividends	—	—

Net earnings allocable to common stockholders	$5,573	$43,738

Basic earnings per common share	$0.07	$0.54

Diluted earnings per common share	$0.07	$0.52

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Nine months ended September 30,
(In thousands, except per share data)	2004	2003
	Unaudited
Revenues
Store
Rentals and fees	$1,541,459	$1,495,652
Merchandise sales	130,287	119,645
Installment sales	17,968	15,423
Other	2,966	2,224
Franchise
Merchandise sales	31,099	32,087
Royalty income and fees	4,193	4,460

	1,727,972	1,669,491
Operating expenses
Direct store expenses
Cost of rentals and fees	333,868	323,778
Cost of merchandise sold	91,081	86,684
Cost of installment sales	7,802	7,441
Salaries and other expenses	946,552	880,649
Franchise cost of merchandise sold	29,691	30,795

	1,408,994	1,329,347
General and administrative expenses	56,350	49,761
Amortization of intangibles	8,402	9,352
Class action litigation settlement	47,000	—

Total operating expenses	1,520,746	1,388,460
Operating profit	207,226	281,031
Finance charges from recapitalization	4,173	35,260
Interest expense	30,525	38,158
Interest income	(4,382)	(3,284)

Earnings before income taxes	176,910	210,897
Income tax expense	67,934	80,900

NET EARNINGS	108,976	129,997
Preferred dividends	—	—

Net earnings allocable to common stockholders	$108,976	$129,997

Basic earnings per common share	$1.38	$1.52

Diluted earnings per common share	$1.34	$1.47

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2004	2003
	Unaudited
ASSETS
Cash and cash equivalents	$64,521	$143,941
Accounts receivable, net	15,455	14,949
Prepaid expenses and other assets	47,387	70,702
Rental merchandise, net
On rent	555,024	542,909
Held for rent	162,489	137,792
Merchandise held for installment sale	1,343	1,666
Property assets, net	139,839	121,909
Goodwill, net	909,409	788,059
Intangible assets, net	10,697	9,375

	$1,906,164	$1,831,302

LIABILITIES
Accounts payable – trade	$85,393	$72,708
Accrued liabilities	220,205	132,844
Deferred income taxes	124,194	132,918
Senior debt	399,125	398,000
Subordinated notes payable, net of discount	300,000	300,000
Redeemable convertible voting preferred stock	2	2

	1,128,919	1,036,472
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 102,056,146 and 101,148,417 shares issued in 2004 and 2003, respectively	1,021	1,012
Additional paid-in capital	607,564	572,628
Retained earnings	718,912	609,930
Treasury stock, 26,254,699 and 21,020,041 shares at cost in 2004 and 2003, respectively	(550,252)	(388,740)

	777,245	794,830

	$1,906,164	$1,831,302

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In thousands)	2004	2003
	Unaudited
Cash flows from operating activities
Net earnings	$108,976	$129,997
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	331,918	323,778
Depreciation of property assets	35,591	32,068
Amortization of intangibles	8,402	9,352
Amortization of financing fees	557	631
Deferred income taxes	(8,724)	9,356
Finance charges from recapitalization	4,173	23,329
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(302,578)	(281,684)
Accounts receivable, net	(506)	(5,781)
Prepaid expenses and other assets	6,268	22,093
Accounts payable – trade	12,685	15,393
Accrued liabilities	87,367	22,050

Net cash provided by operating activities	284,129	300,582
Cash flows from investing activities
Purchase of property assets	(53,387)	(40,200)
Proceeds from sale of property assets	3,937	619
Acquisitions of businesses, net of cash acquired	(158,680)	(110,900)

Net cash used in investing activities	(208,130)	(150,481)
Cash flows from financing activities
Purchase of treasury stock	(169,749)	(246,380)
Exercise of stock options	13,205	25,035
Issuance of subordinated notes	—	300,000
Payment of refinance charges	—	(17,049)
Proceeds from debt	400,000	400,000
Repurchase of subordinated notes, including premium paid	—	(290,956)
Repayments of debt	(398,875)	(250,500)

Net cash used in financing activities	(155,419)	(79,850)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,420)	70,251
Cash and cash equivalents at beginning of period	143,941	85,723

Cash and cash equivalents at end of period	$64,521	$155,974

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Nine months ended September 30,
Supplemental cash flow information	2004	2003
	(in thousands)
Cash paid during the period for:
Interest	$23,521	$40,936
Income taxes	$66,573	$45,800
Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired	$188,658	$110,900
Cash paid	$158,680	$110,900

The difference between the fair value of assets acquired and cash paid in 2004 is due to non-cash consideration, including approximately $23.9 million in common stock issued and the approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies. The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2003, our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2004, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2004. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2004, we operated 2,860 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and five stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2004, ColorTyme had 314 franchised stores operating in 40 states. ColorTyme’s primary source of revenues is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenues is generated primarily from royalties based on franchisees’ monthly gross revenues.

Cost of Rentals and Fees. Cost of rentals and fees has replaced depreciation of rental merchandise on the Statement of Earnings. The additional costs included in this classification relate to the Company’s membership programs commenced in 2004. Depreciation of rental merchandise is separately identified in Note 2 in the Notes to the Consolidated Financial Statements.

Stock Based Compensation. Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At September 30, 2004, there were 9,811,584 shares available for issuance under the Plan, of which 5,853,225 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company’s employ generally terminate and become available for re-issuance under the Plan.

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

	Nine months ended September 30,
	2004	2003
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$108,976	$129,997
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax expense	9,124	11,808

Pro forma	$99,852	$118,189

Basic earnings per common share
As reported	$1.38	$1.52
Pro forma	$1.26	$1.39
Diluted earnings per common share
As reported	$1.34	$1.47
Pro forma	$1.22	$1.34

	Three months ended September 30,
	2004	2003
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$5,573	$43,738
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax expense	2,725	4,190

Pro forma	$2,848	$39,548

Basic earnings per common share
As reported	$0.07	$0.54
Pro forma	$0.04	$0.49
Diluted earnings per common share
As reported	$0.07	$0.52
Pro forma	$0.04	$0.47

For all periods prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.0%, risk-free interest rates of 2.9% and 3.7% and expected lives of four years and seven years in 2004 and 2003, respectively, and no dividend yield. For options granted on or after April 1, 2004, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 52.4% to 55.1%, a risk-free interest rate of 2.5% to 2.9%, no dividend yield and an expected life of four years. Had we changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2004 rather than April 1, 2004, the impact would not have been significant.

RENT-A-CENTER, INC. AND SUBSIDIARIES

2.	Reconciliation of Merchandise.

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
	(in thousands)
Beginning merchandise value	$682,367	$631,724
Inventory additions through acquisitions	65,829	53,988
Purchases	453,358	424,021
Depreciation of rental merchandise	(331,918)	(323,778)
Cost of goods sold	(98,883)	(94,125)
Skips and stolens	(39,984)	(36,527)
Other inventory deletions(1)	(11,913)	(11,685)

Ending merchandise value	$718,856	$643,618

	Three months ended	Three months ended
	September 30, 2004	September 30, 2003
	(in thousands)
Beginning merchandise value	$736,193	$676,330
Inventory additions through acquisitions	904	1,730
Purchases	141,696	118,891
Depreciation of rental merchandise	(111,490)	(107,777)
Cost of goods sold	(29,158)	(28,021)
Skips and stolens	(14,802)	(14,224)
Other inventory deletions(1)	(4,487)	(3,311)

Ending merchandise value	$718,856	$643,618

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

3.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		September 30, 2004		December 31, 2003
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$2,475	$3,000	$2,250
Non-compete agreements	3	5,662	2,794	5,275	1,788
Customer relationships	1.5	30,208	22,904	20,699	15,561

Total		38,870	28,173	28,974	19,599
Intangible assets not subject to amortization
Goodwill		1,008,571	99,162	887,221	99,162

Total intangibles		$1,047,441	$127,335	$916,195	$118,761

RENT-A-CENTER, INC. AND SUBSIDIARIES

3.	Intangibles – (continued)

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the fiscal years ending December 31, is as follows:

Estimated
Amortization Expense
(in thousands)
2004	$2,376
2005	6,907
2006	1,313
2007	101
2008	—

Total	$10,697

Changes in the net carrying amount of goodwill are as follows:

	At September 30,	At December 31,
	2004	2003
	(in thousands)
Balance as of January 1,	$788,059	$736,395
Additions from acquisitions	108,800	48,445
Post-purchase price allocation adjustments	12,550	3,219

Balance as of the end of the period	$909,409	$788,059

4.	Earnings Per Share.

     Basic and diluted earnings per common share are computed based on the following information:

	Nine months ended September 30, 2004
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$108,976	79,246	$1.38
Effect of dilutive stock options	—	2,352

Diluted earnings per common share	$108,976	81,598	$1.34

	Nine months ended September 30, 2003
	Net earnings	Shares	Per share
Basic earnings per common share	$129,997	85,331	$1.52
Effect of dilutive stock options	—	3,006

Diluted earnings per common share	$129,997	88,337	$1.47

	Three months ended September 30, 2004
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$5,573	77,989	$0.07
Effect of dilutive stock options		1,939

Diluted earnings per common share	$5,573	79,928	$0.07

	Three months ended September 30, 2003
	Net earnings	Shares	Per share
Basic earnings per common share	$43,738	81,253	$0.54
Effect of dilutive stock options	—	3,153

Diluted earnings per common share	$43,738	84,406	$0.52

RENT-A-CENTER, INC. AND SUBSIDIARIES

For the nine months ended September 30, 2004 and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 560,084 and 276,125, respectively.

For the three months ended September 30, 2004 and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 1,241,709 and 12,500, respectively.

5.	Subsidiary Guarantors.

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

Set forth below is certain condensed consolidating financial information as of September 30, 2004 and December 31, 2003 and for the nine months ended September 30, 2004 and 2003. The financial information includes the subsidiary guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations – (in thousands)

	Parent	Subsidiary
	Company	Guarantors	Total
Nine Months Ended September 30, 2004 (unaudited)
Total revenues	$—	$1,727,972	$1,727,972
Direct store expenses	—	1,379,303	1,379,303
Other expenses	—	239,693	239,693

Net earnings	$—	$108,976	$108,976

	Parent	Subsidiary
	Company	Guarantors	Total
Nine Months Ended September 30, 2003 (unaudited)
Total revenues	$—	$1,669,491	$1,669,491
Direct store expenses	—	1,298,552	1,298,552
Other expenses	—	240,942	240,942

Net earnings	$—	$129,997	$129,997

	Parent	Subsidiary
	Company	Guarantors	Total
Three months ended September 30, 2004 (unaudited)
Total revenues	$—	$569,607	$569,607
Direct store expenses	—	468,150	468,150
Other expenses	—	95,884	95,884

Net earnings	$—	$5,573	$5,573

	Parent	Subsidiary
	Company	Guarantors	Total
Three months ended September 30, 2003 (unaudited)
Total revenues	$—	$549,825	$549,825
Direct store expenses	—	432,225	432,225
Other expenses	—	73,862	73,862

Net earnings	$—	$43,738	$43,738

Condensed Consolidating Balance Sheets – (in thousands)

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals
September 30, 2004 (unaudited)
Rental merchandise, net	$—	$717,513	$—	$717,513
Intangible assets, net	—	920,106	—	920,106
Other assets	801,291	138,304	(671,050)	268,545

Total assets	$801,291	$1,775,923	$(671,050)	$1,906,164

Senior debt	$399,125	$—	$—	$399,125
Other liabilities	300,002	759,100	(329,308)	729,794
Stockholders’ equity	102,164	1,016,823	(341,742)	777,245

Total liabilities and equity	$801,291	$1,775,923	$(671,050)	$1,906,164

RENT-A-CENTER, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets - continued – (in thousands)

	Parent	Guarantors	Consolidating
	Company	Subsidiary	Adjustments	Totals
December 31, 2003
Rental merchandise, net	$—	$680,701	$—	$680,701
Intangible assets, net	—	797,434	—	797,434
Other assets	882,876	233,559	(763,268)	353,167

Total assets	$882,876	$1,711,694	$(763,268)	$1,831,302

Senior debt	$398,000	$—	$—	$398,000
Other liabilities	300,002	759,996	(421,526)	638,472
Stockholders’ equity	184,874	951,698	(341,742)	794,830

Total liabilities and equity	$882,876	$1,711,694	$(763,268)	$1,831,302

Condensed Consolidating Statements of Cash Flows – (in thousands)

	Parent	Subsidiary
	Company	Guarantors	Total
Nine months ended September 30, 2004 (unaudited)
Net cash provided by operating activities	$—	$284,129	$284,129

Cash flows from investing activities
Purchase of property assets	—	(53,387)	(53,387)
Acquisitions of businesses, net of cash acquired	—	(158,680)	(158,680)
Proceeds from sale of property assets	—	3,937	3,937

Net cash used in investing activities	—	(208,130)	(208,130)
Cash flows from financing activities
Purchase of treasury stock	(169,749)	—	(169,749)
Exercise of stock options	13,205	—	13,205
Proceeds from debt	400,000	—	400,000
Repayments of debt	(398,875)	—	(398,875)
Intercompany advances	115,789	(115,789)	—

Net cash used in financing activities	(39,630)	(115,789)	(155,419)

Net decrease in cash and cash equivalents	(39,630)	(39,790)	(79,420)
Cash and cash equivalents at beginning of period	61,006	82,935	143,941

Cash and cash equivalents at end of period	$21,376	$43,145	$64,521

	Parent	Subsidiary
	Company	Guarantors	Total
Nine months ended September 30, 2003 (unaudited)
Net cash provided by operating activities	$—	$300,582	300,582

Cash flows from investing activities
Purchase of property assets	—	(40,200)	(40,200)
Acquisitions of businesses, net of cash acquired	—	(110,900)	(110,900)
Other	—	619	619

Net cash used in investing activities	—	(150,481)	(150,481)
Cash flows from financing activities
Purchase of treasury stock	(246,380)	—	(246,380)
Exercise of stock options	25,035	—	25,035
Issuance of subordinated notes	300,000	—	300,000
Payment of refinancing charges	(17,049)	—	(17,049)
Proceeds from debt	400,000	—	400,000
Repurchase of subordinated notes, including premium paid	—	(290,956)	(290,956)
Repayments of debt	(1,000)	(249,500)	(250,500)
Intercompany advances	(394,414)	394,414	—

Net cash provided by (used in) financing activities	66,192	(146,042)	(79,850)

Net increase in cash and cash equivalents	66,192	4,059	70,251

Cash and cash equivalents at beginning of period	—	85,723	85,723

Cash and cash equivalents at end of period	$66,192	$89,782	$155,974

RENT-A-CENTER, INC. AND SUBSIDIARIES

6. Comprehensive Income.

Comprehensive income includes net earnings and items of other comprehensive income or loss. The following table provides information regarding comprehensive income, net of tax:

	Nine months ended September 30,
	2004	2003
	(in thousands)
Net earnings	$108,976	$129,997
Other comprehensive (loss) income:
Unrealized gain on derivatives held as cash flow hedges:
Change in unrealized gain during period	—	4,480
Reclassification adjustment for loss included in net earnings	—	(4,480)

Other comprehensive income	—	—

Comprehensive income	$108,976	$129,997

	Three months ended September 30,
	2004	2003
	(in thousands)
Net earnings	$5,573	$43,738
Other comprehensive (loss) income:
Unrealized gain on derivatives held as cash flow hedges:
Change in unrealized gain during period	—	—
Reclassification adjustment for loss included in net earnings	—	—

Other comprehensive income	—	—

Comprehensive income	$5,573	$43,738

7. Common Stock Transactions.

In April 2000, we announced that our Board of Directors had authorized a program to repurchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $25.0 million of our common stock. Our Board of Directors increased the amount of repurchases authorized under this common stock repurchase program over a period of time to $100.0 million. We repurchased a total of approximately 1.6 million shares (on a pre-split basis) of our common stock for an aggregate of $91.5 million under this common stock repurchase program through October 24, 2003.

On October 24, 2003, we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. On September 28, 2004, we announced that our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $300.0 million, following increases on May 19, 2004 and July 23, 2004, to $115 million and $200 million, respectively. As of September 30, 2004, we had purchased a total of 6,879,600 shares of our common stock for an aggregate of $196.8 million under this common stock repurchase program. Please see “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” later in this report.

RENT-A-CENTER, INC. AND SUBSIDIARIES

8. Acquisitions.

Rent Rite, Inc.

On May 7, 2004, we completed the acquisition of Rent Rite, Inc. d/b/a Rent Rite Rental Purchase for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, of which 26 stores were merged with our existing store locations. The results of operations have been included in our financial statements since the acquisition date. Approximately 40% of the consideration was paid with 815,592 shares of our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt. The common stock paid as well as the assumption of stock options were recorded at the fair value determined at the effective date of the purchase. The table below summarizes the preliminary allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values
(in thousands)
Rental merchandise	$18,644
Property assets	1,262
Customer relationships	3,180
Non-compete agreements	242
Goodwill	36,568

Total assets acquired	$59,896

Rainbow Rentals, Inc.

On May 14, 2004, we completed the acquisition of Rainbow Rentals, Inc. for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, of which 29 stores were merged with our existing store locations. The results of operations have been included in our financial statements since the acquisition date. We funded the acquisition entirely with cash on hand. The table below summarizes the preliminary allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values
(in thousands)
Rental merchandise	$41,337
Property assets	2,864
Customer relationships	4,553
Non-compete agreements	100
Goodwill	60,192

Total assets acquired	$109,046

We entered into these transactions seeing them as opportunistic acquisitions that would allow us to expand our store base in conjunction with our strategic growth plans. The prices of the acquisitions were determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Customer relationships acquired in these transactions are being amortized utilizing the straight-line method over an 18 month period. The non-compete agreements in these transactions are being amortized using the straight-line method over a three year period and, in accordance with SFAS 142, the goodwill associated with the acquisitions will not be amortized.

RENT-A-CENTER, INC. AND SUBSIDIARIES

9. Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $27.0 million was outstanding as of September 30, 2004.

Other guarantees. We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally our letters of credit are renewed automatically every year unless we notify the institution not to renew. At September 30, 2004, we had $103.3 million in outstanding letters of credit under our senior credit facilities all of which is supported by our $250.0 million revolving facility.

10. Recapitalization.

In April 2003, we announced and commenced a program to recapitalize a portion of our financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of Rent-A-Center East’s $272.25 million 11% Notes, the redemption of the 11% Notes, the issuance of $300.0 million 7-1/2% Notes, the refinancing of our senior debt and the repurchase of shares of our common stock.

On May 6, 2003, we repurchased approximately $183.0 million principal amount of 11% Notes pursuant to a debt tender offer announced on April 23, 2003. On August 15, 2003, we redeemed all of the remaining outstanding 11% Notes in accordance with the terms of the indenture governing the 11% Notes, at the applicable redemption price of 105.5% of the principal amount, plus accrued and unpaid interest to that date. The aggregate redemption price for the remaining 11% Notes was approximately $93.75 million, including $4.65 million in accrued interest and $4.65 million in redemption premium. Proceeds from the offering of $300.0 million in 7-1/2% Notes were used to pay for the redemption.

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

On May 6, 2003, Rent-A-Center issued $300.0 million in 7-1/2% Notes, the proceeds of which were used, in part, to fund the repurchase and redemption of the 11% Notes.

On May 28, 2003, we refinanced our then existing senior debt by entering into a $600.0 million senior credit facility, consisting of a $400.0 million term loan, a $120.0 million revolving credit facility and an $80.0 million additional term loan.

11. Refinancing of Senior Debt.

On July 14, 2004, we refinanced our then existing senior secured debt by entering into new $600.0 million senior credit facility. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay our existing senior term debt. We recorded a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter 2004.

RENT-A-CENTER, INC. AND SUBSIDIARIES

12. Subsequent Events.

Griego/Carrillo Prospective Settlement. On October 25, 2004, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al coordinated matters pending in state court in San Diego, California. These matters challenge certain of our business practices in California. Under the terms contemplated, we anticipate we will pay an aggregate of $37.5 million in cash, to be distributed to an agreed-upon class of our customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys fees up to $9.0 million and costs to administer the settlement in amounts to be determined. In addition, we anticipate issuing vouchers to qualified class members for two weeks free rent on a new rental agreement for merchandise of their choice. Under the terms of the prospective settlement, we are entitled to any undistributed monies up to an aggregate of $8.0 million, with any additional undistributed funds paid to non-profit organizations to be determined. In connection with the prospective settlement, we are not admitting liability for our past business practices in California. To account for the aforementioned costs, as well as our own attorneys’ fees, we recorded a pre-tax charge of $47.0 million in the third quarter of 2004.

The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to realize benefits from our margin enhancement initiatives;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	interest rates;

•	our ability to collect on our rental purchase agreements;

•	our ability to enter into new rental purchase agreements;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.

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

Our Business

We are the largest rent-to-own operator in the United States with an approximate 34% market share based on store count. At September 30, 2004, we operated 2,860 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and five stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2004, ColorTyme had 314 franchised stores in 40 states, 302 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name. Our stores generally offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise.

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

We plan to accomplish our future growth through selective and opportunistic acquisitions and new store development. Typically, a new store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $450,000, with roughly 70% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. There can be no assurance that we will open any new stores in the future or as to the number, location or profitability thereof.

We are evaluating other growth strategies as well, including the entry into additional lines of business offering products and services designed to appeal to our existing customer base. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary products or services, or that such operations, should they be added, will prove to be profitable.

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

Recent Developments

Store Growth. As of October 27, 2004, we have opened 15 new stores during the fourth quarter of 2004. For the entire year ending December 31, 2004, we intend to add approximately 5-10% to our store base by opening approximately 90-100 new store locations as well as pursuing opportunistic acquisitions.

Griego/Carrillo Prospective Settlement. On October 25, 2004, we announced that we reached a prospective settlement with the plaintiffs to resolve the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al coordinated matters pending in state court in San Diego, California. Under the terms contemplated, we anticipate we will pay an aggregate of $37.5 million in cash, to be distributed to an agreed-upon class of our customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys fees up to $9.0 million and costs to administer the settlement in amounts to be determined. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $47.0 million in the third quarter of 2004.

The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. Please refer to “Legal Proceedings” later in this report.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

We make assumptions on our liabilities within our self-insured retentions using loss forecasts, which are prepared using methods and assumptions that are in accordance with standard actuarial practice and third party claims administrator loss estimates, which are based on known facts surrounding individual claims. Each quarter, we reevaluate our estimate of liability within our self-insured retentions, including our assumptions related to our loss forecasts, and obtain updated loss forecast reports using currently valued loss data. We evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our loss forecasts and to the third party claim administrator loss estimates, and make adjustments to our accruals as needed based upon such review.

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

As of the quarter ended September 30, 2004, the net amount accrued for losses within our self-insured retentions was $78.7 million, as compared to $56.5 million at September 30, 2003. The increase in the net amount accrued for the 2004 period is a result of store growth, increased number of employees, new claims made during the period, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.

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

Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. For the quarter ended September 30, 2004, we had accrued $47.0 million in connection with the prospective settlement of the Griego/Carrillo matter, and an additional $2.6 million for probable litigation costs with respect to our outstanding litigation (other than the Griego/Carrillo matter) as compared to $2.3 million for the quarter ended September 30, 2003. The amounts accrued, relating to the prospective settlement in the Griego/Carrillo matter, and legal fees and expenses with respect to our remaining outstanding litigation (other than Griego/Carrillo), represent our estimate of the probable liabilities with respect to such litigation. The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation, such as the failure to agree to a definitive settlement agreement and obtain court approval in the Griego/Carrillo matter, or other adverse or positive developments or rulings in our litigation, could effect our assumptions and thus, our accrual.

If we make changes to our accruals in any of these areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.3 million in our estimates would result in a corresponding $.01 change in our earnings per share.

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

Depreciation of Rental Merchandise. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent and generating revenue. We accelerate the depreciation on computers that are 21 months old or older and which have become idle using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.

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

Results of Operations

Nine months ended September 30, 2004 compared to Nine months ended September 30, 2003

Store Revenue. Total store revenue increased by $59.7 million, or 3.7%, to $1,692.7 million for the nine months ended September 30, 2004 as compared to $1,632.9 million for the nine months ended September 30, 2003. The increase in total store revenue is primarily attributable to approximately $121.5 million in incremental revenue from new stores and acquisitions during the first nine months of 2004 as compared to 2003, offset by a decrease in same store sales of 3.4%.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire nine month periods ending September 30, 2004 and 2003, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $44.2 million, or 3.4%, to $1,254.7 million for the nine months ended September 30, 2004 as compared to $1,298.9 million in 2003. The decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during the first nine months of 2004 versus the first nine months of 2003.

Franchise Revenue. Total franchise revenue decreased by $1.2 million, or 3.4%, to $35.3 million for the nine months ended September 30, 2004 as compared to $36.5 million in 2003. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations operating in the first nine months of 2004 as compared to the first nine months of 2003. The number of franchised locations operating in the first nine months of 2004 declined primarily as a result of fewer stores opening and the purchase by the Company of certain franchised locations.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Depreciation of rental merchandise, which accounts for 99.4% of the cost of rentals and fees for the nine months ended September 30, 2004, increased by $8.1 million, or 2.5%, to $331.9 million for the nine months ended September 30, 2004 as compared to $323.8 million in 2003. This increase is a result of an increase in rental revenue for the first nine months of 2004 compared to the first nine months of 2003. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue decreased slightly to 21.5% in 2004 from 21.6% for the same period in 2003. The slight decrease was primarily attributable to a more normalized depreciation rate in the first nine months of 2004 as compared to 2003, resulting from the continued integration of the inventory acquired in our acquisition of 295 stores from Rent-Way in February of 2003, offset slightly by the depreciation associated with the Rainbow Rentals and Rent Rite acquisitions in May 2004.

Cost of Merchandise Sold. Cost of merchandise sold increased by $4.4 million, or 5.1%, to $91.1 million for the nine months ended September 30, 2004 as compared to $86.7 million in 2003. This increase was primarily a result of an increase in the number of items sold during the first nine months of 2004 as compared to the first nine months 2003. The gross margin percent of merchandise sales increased to 30.1% in 2004 from 27.5% in 2003. This percentage increase was primarily attributable to an increase in the average purchase price on merchandise sales during the first nine months of 2004 as compared to 2003.

Salaries and Other Expenses. Salaries and other expenses increased by $66.0 million, or 7.5% to $946.6 million for the nine months ended September 30, 2004 as compared to $880.6 million in 2003. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2004 period. Salaries and other expenses expressed as a percentage of total store revenue increased to 55.9% for the nine months ended September 30, 2004 from 53.9% for the nine months ended September 30, 2003. This increase was primarily attributable to de-leveraging as a result of the decrease in same store sales coupled with an increase in salaries and other expenses in the first nine months of 2004 compared to the first nine months of 2003 resulting from an increase in our store base. In the first nine months of 2004, there were nine more new stores and 42 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.1 million or 3.6%, to $29.7 million for the nine months ended September 30, 2004 as compared to $30.8 million in 2003. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations operating in the first nine months of 2004 as compared to the first nine months of 2003. The number of franchised locations operating in the first nine months of 2004 declined primarily as a result of fewer stores opening and the purchase by the Company of certain franchised locations.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue increased to 3.3% for the nine months ending September 30, 2004 as compared to 3.0% for the nine months ending September 30, 2003. This increase is primarily attributable to the operation of the Rainbow Rentals and Rent Rite headquarters during the integration and transition period pursuant to those acquisitions, as well as the impact of a decrease in our same stores sales for the first nine months of 2004.

Amortization of Intangibles. Amortization of intangibles decreased by $1.0 million, or 10.2%, to $8.4 million for the nine months ended September 30, 2004, as compared to $9.4 million for the nine months ended September 30, 2003. This decrease was primarily attributable to the completed amortization of some intangibles, offset by the customer relationship and non-compete amortization related to the Rainbow Rentals and Rent Rite acquisitions in May 2004.

Operating Profit. Operating profit decreased by $73.8 million, or 26.3%, to $207.2 million for the nine months ended September 30, 2004 as compared to $281.0 million in 2003. Excluding the pre-tax litigation charge of $47.0 million recorded in the third quarter of 2004, operating profit decreased $26.8 million, or 9.5%, to $254.2 million for the nine months ended September 30, 2004 as compared to $281.0 million in 2003. Operating profit as a percentage of total revenue decreased to 14.7% for the nine months ended September 30, 2004 before the pre-tax litigation charge of $47.0 million, from 16.8% for the nine months ended September 30, 2003. These decreases, excluding the pre-tax litigation charge, were primarily attributable to the increase in salaries and other expenses and the decrease in same store sales during the first nine months of 2004 versus 2003 as discussed above. In the first nine months of 2004, there were nine more new stores and 42 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Net Earnings. Including the litigation charge adjustments noted above, net earnings decreased by $21.0 million, or 16.2%, to $109.0 million for the nine months ended September 30, 2004 as compared to $130.0 million in 2003. Excluding the after tax effects of the $47.0 million litigation charge and $4.2 million refinance charge recorded in the third quarter of 2004, net earnings decreased by $10.7 million, or 7.1%, to $141.0 million for the nine months ended September 30, 2004 from $151.7 million before the after tax effects of the $35.3 million in recapitalization charges recorded in the second and third quarters of 2003. This decrease is primarily attributable to the operating profit decrease mentioned above, offset by lower interest expense during the nine months ended September 30, 2004 as compared to the same period in 2003.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Store Revenue. Total store revenue increased by $21.5 million, or 4.0%, to $559.2 million for the three months ended September 30, 2004 as compared to $537.7 million for the three months ended September 30, 2003. The increase in total store revenue is primarily attributable to approximately $53.0 million in incremental revenue from new stores and acquisitions during the third quarter of 2004 as compared to 2003, offset by a decrease in same store sales of 5.5%.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending September 30, 2004 and 2003, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $26.9 million, or 5.5%, to $466.0 million for the three months ended September 30, 2004 as compared to $492.9 million in 2003. The decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during the third quarter of 2004 versus the third quarter of 2003.

Franchise Revenue. Total franchise revenue decreased by $1.8 million, or 14.7%, to $10.4 million for the three months ended September 30, 2004 as compared to $12.2 million in 2003. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations operating in the third quarter of 2004 as compared to the third quarter of 2003. The number of franchised locations operating for the three months ended September 30, 2004 declined primarily as a result of fewer stores opening and the purchase by the Company of certain franchised locations.

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Depreciation of rental merchandise, which accounts for 99.0% of the cost of rentals and fees for the three months ended September 30, 2004, increased by $3.7 million, or 3.4%, to $111.5 million for the three months ended September 30, 2004 as compared to $107.8 million in 2003. This increase is a result of an increase in rental revenue for the third quarter of 2004 compared to the third quarter of 2003. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue remained constant at 21.6% for the third quarter of 2003 and 2004.

Cost of Merchandise Sold. Cost of merchandise sold increased by $1.1 million, or 4.2%, to $27.0 million for the three months ended September 30, 2004 as compared to $25.9 million in 2003. This increase was primarily a result of an increase in the number of items sold during the third quarter of 2004 as compared to the third quarter of 2003. The gross margin percent of merchandise sales increased to 25.6% in 2004 from 24.8% in 2003. This percentage increase was primarily attributable to an increase in the average purchase price on merchandise sales during the third quarter of 2004 as compared to 2003.

Salaries and Other Expenses. Salaries and other expenses increased by $30.0 million, or 10.1%, to $326.4 million for the three months ended September 30, 2004 as compared to $296.4 million for the three months ended September 30, 2003. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2004 period. Salaries and other expenses expressed as a percentage of total store revenue increased to 58.4% for the three months ended September 30, 2004 from 55.1% for the three months ended September 30, 2003. This increase was primarily attributable to de-leveraging as a result of the decrease in same store sales coupled with an increase in salaries and other expenses in the third quarter of 2004 compared to the third quarter of 2003 resulting from an increase in our store base. In the third quarter of 2004, there were nine more new stores and 42 acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.7 million or 16.6%, to $8.6 million for the three months ended September 30, 2004 as compared to $10.3 million in 2003. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of fewer franchised locations operating in the third quarter of 2004 as compared to the third quarter of 2003. The number of franchised locations operating for the three months ended September 30, 2004 declined primarily as a result of fewer stores opening and the purchase by the Company of certain franchised locations.

General and Administrative Expenses. General and administrative expenses expressed as a percentage of total revenue increased to 3.3% for the three months ending September 30, 2004 as compared to 3.0% for the three months ending September 30, 2003. This increase is primarily attributable to the operation of the Rainbow Rentals and Rent Rite headquarters during the integration and transition period pursuant to those acquisitions, which has now been completed, as well as the impact of a decrease in our same stores sales for the three month period ending September 30, 2004.

Amortization of Intangibles. Amortization of intangibles decreased by $400,000, or 13.4%, to $2.8 million for the three months ended September 30, 2004 as compared to $3.2 million for the three months ended September 30, 2003. This decrease was primarily attributable to the completed amortization of some intangibles, offset by the customer relationship and non-compete amortization related to the Rainbow Rentals and Rent Rite acquisitions in May 2004.

Operating Profit. Operating profit decreased by $63.2 million, or 72.2%, to $24.3 million for the three months ended September 30, 2004 as compared to $87.5 million in 2003. Excluding the pre-tax litigation charge of $47.0 million recorded in the third quarter of 2004, operating profit decreased $16.2 million, or 18.5%, to $71.3 for the three months ended September 30, 2004 as compared to $87.5 million in 2003. Operating profit as a percentage of total revenue decreased to 12.5% for the three months ended September 30, 2004 before the pre-tax litigation charge of $47.0 million, from 15.9% for the three months ended September 30, 2003. These decreases, excluding the pre-tax litigation charge, were primarily attributable to the increase in salaries and other expenses and the decrease in same store sales during the third quarter of 2004 versus 2003 as discussed above. In the third quarter of 2004, there were nine more new stores and 42 more acquired stores open as compared to 2003, which are not yet performing at the level of a mature store.

Net Earnings. Including the litigation charge adjustments noted above, $4.2 million of refinancing fees recorded in the third quarter of 2004 and $7.5 million of recapitalization charges recorded in the third quarter of 2003, net earnings decreased by $38.1 million, or 87.3%, to $5.6 million for the three months ended September 30, 2004 as compared to $43.7 million in 2003. Excluding the after tax effects of the $47.0 million litigation charge and $4.2 million refinance charge recorded in the third quarter of 2004, net earnings decreased by $10.9 million, or 22.5%, to $37.6 million for the three months ended September 30, 2004 from $48.5 million before the after tax effects of the $7.5 million in recapitalization charges recorded in the third quarter of 2003. This decrease is primarily attributable to the operating profit decrease mentioned above, offset partially by lower interest expense during the three months ended September 30, 2004 as compared to the same period in 2003.

Liquidity and Capital Resources

Cash provided by operating activities decreased by $16.5 million to $284.1 million for the nine months ending September 30, 2004 as compared to $300.6 million in 2003. This decrease is attributable to a decrease in net earnings and changes in the adjustments for deferred income taxes, finance charges from recapitalization and prepaid expenses, as well as an increase in rental merchandise purchases, all of which are partially offset by the increase in depreciation of rental merchandise and the net increase of our accounts payable and accrued liabilities.

Cash used in investing activities increased by $57.6 million to $208.1 million during the nine month period ending September 30, 2004 as compared to $150.5 million in 2003. This increase is primarily attributable to the acquisition of the stores from Rent Rite and Rainbow Rentals in May 2004 coupled with an increase in property assets purchased during the period.

Cash used in financing activities increased by $75.5 million to $155.4 million during the nine month period ending September 30, 2004 as compared to $79.9 million in 2003. This increase is primarily related to the effects of the recapitalization in 2003 as compared to our refinancing in 2004, offset by a decrease in stock repurchases in 2004.

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

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs into 2005. Our revolving credit facilities provide us with revolving loans in an aggregate principal amount not exceeding $250.0 million, of which $96.8 million was available at October 27, 2004. At October 27, 2004, we had approximately $37.9 million in cash. To the extent we have available cash that is not necessary for working capital, store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Litigation. On October 25, 2004, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al coordinated matters pending in state court in San Diego, California. These matters challenge certain of our business practices in California. Under the terms contemplated, we anticipate we will pay an aggregate of $37.5 million in cash, to be distributed to an agreed-upon class of our customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys fees and costs to administer the settlement, in amounts to be determined. In addition, we anticipate issuing vouchers to qualified class members for two weeks free rent on a new rental agreement for merchandise of their choice. Under the terms of the prospective settlement, we are entitled to any undistributed monies up to an aggregate of $8.0 million, with any additional undistributed funds distributed to non-profit organizations to be determined. In connection with the prospective settlement, we are not admitting liability for our past business practices in California. To account for the aforementioned costs, as well as our own attorneys’ fees, we recorded a pre-tax charge of $47.0 million in the third quarter of 2004.

The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund the prospective settlement without adversely affecting our liquidity in a material way.

Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to “Legal Proceedings” later in this report.

Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow will benefit from having a lower current cash tax obligation, which in turn will provide additional cash flows from operations until the deferred tax liabilities begin to reverse. We estimate that our operating cash flow will have increased by approximately $107.8 million through 2004 before the deferred tax liabilities begin to reverse over a three year period beginning in 2005, of which approximately 75% will reverse in 2005, 20% will reverse in 2006 and the remainder will reverse in 2007.

Rental Merchandise Purchases. We purchased $453.4 million and $424.0 million of rental merchandise during the nine month periods ending September 30, 2004 and 2003, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $53.4 million and $40.2 million on capital expenditures during the nine month periods ending September 30, 2004 and 2003, respectively, and expect to spend approximately $16.6 million for the remainder of 2004.

Acquisitions and New Store Openings. For the first nine months of 2004, we spent approximately $158.7 million on acquiring stores and accounts. For the entire year ending December 31, 2004, we intend to add approximately 5-10% to our store base by opening approximately 90-100 new store locations as well as pursuing opportunistic acquisitions.

On May 7, 2004, we completed the acquisition of Rent Rite for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, of which we merged 26 stores with our existing store locations. Approximately 40% of the consideration was paid with our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt.

On May 14, 2004, we completed the acquisition of Rainbow Rentals for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, of which we merged 29 stores with our existing store locations. We funded the acquisition entirely with cash on hand.

We entered into these transactions seeing them as opportunistic acquisitions that would allow us to expand our store base in conjunction with our strategic growth plans. The prices of the acquisitions were determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total.

Furthermore, during the first nine months of 2004, we acquired 28 additional stores, accounts from 39 additional locations, opened 69 new stores, and closed 44 stores. Of the closed stores, 36 were merged with existing store locations, and eight stores were sold. The additional stores and acquired accounts were the result of 33 separate transactions for an aggregate price of approximately $16.9 million in cash. The table below summarizes the store growth activity for the year ended December 31, 2003 and the nine months ended September 30, 2004.

For the year ending December 31, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Stores at beginning of period	2,407	2,542	2,567	2,600
New store openings	20	18	27	36
Acquired stores	120	10	13	17
Closed stores
Merged with existing stores	5	3	7	5
Sold	—	—	—	—

Stores at end of period	2,542	2,567	2,600	2,648

Stores from which we acquired accounts	178	12	9	21

For the nine months ending September 30, 2004	1st Quarter	2nd Quarter	3rd Quarter
Stores at beginning of period	2,648	2,671	2,846
New store openings	22	25	22
Acquired stores	23	161	3
Closed stores
Merged with existing stores	15	11	10
Sold	7	—	1

Stores at end of period	2,671	2,846	2,860

Stores from which we acquired accounts	20	63	11

As of October 27, 2004, we have opened 15 new stores during the fourth quarter of 2004.

The profitability of our stores tends to grow at a slower rate approximately four years from the time we open or acquire them. As a result, in order for us to show improvements in our profitability, it is important for us to continue to open stores in new locations or acquire under-performing stores on favorable terms. There can be no assurance that we will be able to acquire or open new stores at the rates we expect, or at all. Additionally, we cannot assure that the stores we do acquire or open will be profitable at the same levels that our current stores are, or at all.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Senior Credit Facilities. On July 14, 2004, we announced the completion of the refinancing of our senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay our old senior term debt. In connection with the refinancing, we recorded a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter of 2004.

The table below shows the scheduled maturity dates of our term debt outstanding on September 30, 2004.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2004	$875
2005	3,500
2006	3,500
2007	3,500
2008	3,500
Thereafter	334,250

$349,125

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $93.5 had been utilized as of October 27, 2004. The revolving credit facility expires in July 2009 and the term loan expires in 2010.

Borrowings under our senior credit facilities bear interest at varying rates equal to 1.75% over the Eurodollar rate, which was 1.96% at October 27, 2004. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to the term loans under our senior credit facilities.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our U.S. subsidiaries, and a portion of the capital stock of our international subsidiaries.

The senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt (including subordinated debt) in excess of $50 million at any one time outstanding;

•	repurchase our capital stock and 7½% notes;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at September 30, 2004:

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	2.75:1	1.67:1
Minimum consolidated interest coverage ratio	No less than	4.0:1	10.54:1
Minimum fixed charge coverage ratio	No less than	1.50:1	2.58:1

RENT-A-CENTER, INC. AND SUBSIDIARIES

Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. An event of default under the senior credit facilities would occur if there is a change of control. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in our Board of Directors occurs. An event of default would also occur if one or more judgments were entered against us of $20.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.

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

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $27.0 million was outstanding as of September 30, 2004. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Sales of Equity Securities. During 1998, we issued 260,000 shares of our preferred stock at $1,000 per share, resulting in aggregate proceeds of $260.0 million. Dividends on our preferred stock accrue on a quarterly basis at the rate of 3.75%, or $37.50 per annum. Prior to the conversion of all but two shares of our preferred stock in August 2002, we paid these dividends in additional shares of preferred stock because of restrictive provisions in our senior credit facilities. We have the ability to pay the dividends in cash and may do so under our current senior credit facilities so long as we are not in default.

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

In April 2000, we announced that our Board of Directors had authorized a program to repurchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $25.0 million of our common stock. Our Board of Directors increased the amount of repurchases authorized under this common stock repurchase program over a period of time to $100.0 million. We repurchased a total of approximately 1.6 million shares (on a pre-split basis) of our common stock for an aggregate of $91.5 million under this common stock repurchase program through October 24, 2003.

On October 24, 2003, we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. On September 28, 2004, we announced that our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $300.0 million, following increases on May 19, 2004 and July 23, 2004, to $115 million and $200 million, respectively. As of September 30, 2004, we had purchased a total of 6,879,600 shares of our common stock for an aggregate of $196.8 million under this common stock repurchase program. Please see “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” later in this report.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2004, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7½% and $399.1 million in senior debt outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7½% subordinated notes at September 30, 2004 was $309.0 million which is $9.0 million above their carrying value. Unlike the subordinated notes, the $399.1 million in senior debt has variable interest rates indexed to current Eurodollar rates. As of September 30, 2004, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in internal controls. During the quarter ended September 30, 2004, we improved our internal controls pertaining to our financial reporting of tax related matters. During that quarter, Grant Thornton LLP, our independent registered public accounting firm, informed our management and our Audit Committee of a material weakness in our internal controls in this area. Members of our management and our Audit Committee have investigated this matter and have concluded that the area identified has neither had a material impact on, nor has it led to material misstatements in, our financial statements to date. Management, together with our Audit Committee, has taken steps to improve and enhance our internal controls to address the issues raised. For the quarter ended September 30, 2004, we obtained additional assistance in this area from an independent accounting firm, other than Grant Thornton LLP, with experience in financial reporting of tax matters. Management and the Audit Committee are further evaluating any additional needs and will take appropriate actions as considered necessary.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On September 30, 2003, the court granted our motion to dismiss without prejudice, dismissed without prejudice the outside directors’ and underwriters’ separate motions to dismiss and denied our motion to transfer venue. In its order on the motions to dismiss, the court granted the lead plaintiffs leave to replead the case within certain parameters. On October 9, 2003, the lead plaintiffs filed a motion for reconsideration with the court with respect to the Securities Act claims, which the court subsequently denied.

On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed a motion to dismiss the third amended consolidated complaint on August 23, 2004. The plaintiffs subsequently filed response briefs to these motions, to which we will reply no later than November 15, 2004.

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

On May 28, 2004, we petitioned the California Court of Appeal to review certain of the April 2004 trial court rulings. On June 24, 2004, the California Court of Appeal denied our petition to hear our appeal at this time, but did not rule on the merits. On July 6, 2004, we petitioned the California Supreme Court to review the Court of Appeal’s denial. On August 18, 2004, the California Supreme Court denied our petition to hear our appeal at this time, but likewise did not rule on the merits.

On September 10, 2004, we filed a motion to decertify or modify the class and a motion to reconsider the court’s ruling on the requirement that class members prove harm or injury resulting from an alleged statutory violation. On October 25, 2004, before any ruling on these matters, we announced that we had reached a prospective settlement with the plaintiffs to resolve these matters. Under the terms contemplated, we anticipate that we will pay an aggregate of $37.5 million in cash, to be distributed to an agreed-upon class of our customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys fees up to $9.0 million and costs to administer the settlement in amounts to be determined. In addition, we anticipate issuing vouchers to qualified class members for two weeks free rent on a new rental agreement for merchandise of their choice. Under the terms of the prospective settlement, we are entitled to any undistributed monies up to an aggregate of $8.0 million, with any additional undistributed funds paid to non-profit organizations to be determined. In connection with the prospective settlement, we are not admitting liability for our past business practices in California. To account for the aforementioned costs, as well as our own attorneys’ fees, we recorded a pre-tax charge of $47.0 million in the third quarter of 2004.

The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form.

During the second quarter of 2004, we received an inquiry from the California Attorney General regarding our business practices in California with respect to our cash prices and our membership program. We are cooperating with the Attorney General’s office in this inquiry.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

On November 26, 2003, we filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, we were notified that the court denied our summary judgment motion and granted Duron’s motion for class certification. The certified class includes our customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee in excess of the amount permitted by Texas law. We appealed the certification order to the Court of Appeals, which we were entitled to do as a matter of right under applicable Texas law. On October 28, 2004, the Court of Appeals reversed the trial court’s certification order and remanded the case back to the trial court.

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

State Wage and Hour Class Actions. We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of September 30, 2004, we operated 24 stores in Oregon, 161 stores in California and 41 stores in Washington.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

continue to challenge the appropriateness of the court’s class certification. Although we believe the court’s certification ruling is inappropriate and that the claims remaining in this case are without merit, we cannot assure you we will be found to have no liability in this matter.

Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004.

On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, we filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. We filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. We subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter.

Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner’s ruling, to which we responded on October 30, 2003. The Court of Appeals denied the plaintiffs’ motion on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. Subsequently, we filed motions to dismiss and/or stay the class allegations in each of the county-wide actions. Four of these motions were subsequently granted, permitting the claims to proceed on an individual basis, one of which was subsequently dismissed on summary judgment. Accordingly, ten of the county-wide claims are now proceeding as putative class actions and three are proceeding on an individual plaintiff basis. We subsequently filed motions to compel arbitration with respect to 18 individual purported plaintiffs and class representatives in certain counties, which the applicable courts subsequently granted. Following such motions, approximately 19 purported plaintiffs and class representatives remain with respect to the claims made in the thirteen counties. The plaintiffs have not filed motions to certify a class in any of the putative county-wide class actions. In the event they do so, we intend to vigorously oppose class certification.

Although the wage and hour laws and class certification procedures of Oregon, California and Washington contain certain differences that could cause differences in the outcome of the pending litigation in these states, we believe the claims of the purported classes involved in each are without merit. We cannot assure you, however, that we will be found to have no liability in these matters.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2003, we eliminated our previous stock repurchase program and adopted a new common stock repurchase program which as of September 30, 2004, authorized us to repurchase up to $300.0 million in aggregate purchase price of our common stock. As of September 30, 2004, we had repurchased $196.8 million in aggregate purchase price of our common stock under this stock repurchase program. In the third quarter of 2004, we effected the following repurchases of our common stock under this stock repurchase program:

				Maximum Dollar
			Total Number of	Value that May Yet
			Shares Purchased as	Be Purchased Under
		Average Price Paid	Part of Publicly	the Plans or
	Total Number of	per Share	Announced Plans or	Programs (including
Period	Shares Purchased	(including fees)	Programs	fees)
July 1 through July 31	0	$0.0000	0	$195,761,281
August 1 through August 31	1,451,100	$28.7980	1,451,100	$153,972,539
September 1 through September 30	1,971,500	$25.7639	1,971,500	$103,178,994

Total	3,422,600	$27.0503	3,422,600	$103,178,994

Item 6. Exhibits

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

Date: October 29, 2004

RENT-A-CENTER, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Asset Purchase Agreement, dated as of December 17, 2002, by and among Rent-A-Center East, Inc. and Rent-Way, Inc., Rent-Way of Michigan, Inc. and Rent-Way of TTIG, L.P. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

2.2	Letter Agreement, dated December 31, 2002 (Incorporated herein by reference to Exhibit 2.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

2.3	Letter Agreement, dated January 7, 2003 (Incorporated herein by reference to Exhibit 2.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

2.4	Letter Agreement, dated February 7, 2003 (Incorporated herein by reference to Exhibit 2.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

2.5	Letter Agreement, dated February 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.) (Incorporated herein by reference to Exhibit 2.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

2.6	Letter Agreement, dated March 10, 2003 (Pursuant to the rules of the SEC, the exhibit has been omitted. Upon the request of the SEC, Rent-A-Center will supplementally supply such exhibit to the SEC.) (Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

2.7	Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

2.8	Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Elimination of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

4.3	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.4	Form of Certificate evidencing Series C Preferred Stock (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.5	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
4.6	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.7	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.8	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.9	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.10	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.3	First Amendment, dated as of April 22, 2003, to the Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.4	Credit Agreement, dated as of May 28, 2003, among Rent-A-Center, Inc., Morgan Stanley Senior Funding Inc., as Documentation Agent, JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	Guarantee and Collateral Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.6	Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.7	First Amendment, dated as of May 28, 2003, to the Credit Agreement and the Guarantee and Collateral Agreement, both dated as of May 28, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Remco America, Inc., Get It Now LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C. and Lehman Commercial Paper, Inc., as administrative agent (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.9	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.10	Third Amended and Restated Stockholders Agreement, dated as of December 31, 2002, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.11	Fourth Amended and Restated Stockholders Agreement, dated as of July 11, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.12	Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/A filed on September 21, 2004.)

10.13	Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.14	Second Amendment to Registration Rights Agreement, dated as of August 5, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.15	Third Amendment to Registration Rights Agreement, dated as of December 31, 2002, by and among Rent-A-Center, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.16	Fourth Amendment to Registration Rights Agreement, dated as of July 11, 2003, by and between Rent-A-Center, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.17	Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.18	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.19	Supplemental Letter Agreement to Franchisee Financing Amendment, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.20	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.21	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.22	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.23	Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc. (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.24	Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 99(d)(1) to the registrant’s Schedule TO filed on April 28, 2003.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+Management contract or compensatory plan or arrangement

*Filed herewith.