Form 10-K
period 2004-12-31
RENT A CENTER INC DE
filed 2005-03-10
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-25370

Rent-A-Center, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5700 Tennyson Parkway
Suite 100
Plano, Texas 75024
972-801-1100
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of the 67,199,548 shares of Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2004	$2,011,282,472
Number of shares of Common Stock outstanding as of the close of business on March 8, 2005:	74,591,020
Documents incorporated by reference:
      Portions of the definitive proxy statement relating to the 2005 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business
Overview
      Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.
      We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At December 31, 2004, we operated 2,875 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by our subsidiary Get It Now, LLC under the name “Get It Now” and five stores located in Canada operated by our subsidiary Rent-A-Centre, Ltd., under the name “Rent-A-Centre.” One of our other subsidiaries, ColorTyme, Inc., is a national franchisor of rent-to-own stores. At December 31, 2004, ColorTyme had 313 franchised stores in 40 states, 301 of which operated under the ColorTyme name and 12 of which operated under the Rent-A-Center name. These franchise stores represent an additional 4% market share based on store count.
      Our stores generally offer high quality, durable products such as major consumer electronics, appliances, computers and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise. Get It Now offers our merchandise on an installment sales basis in Wisconsin. We offer well known brands such as Sony, Hitachi, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, IBM, Compaq and Hewlett-Packard computers and Ashley, England, Berkline and Standard furniture. We also offer high levels of customer service, including repair, pickup and delivery, generally at no additional charge. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 70% of our business is from repeat customers.
      Our principal executive offices are located at 5700 Tennyson Parkway, Suite 100, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material or furnish it to the SEC. Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.
Industry Overview
      According to the Association of Progressive Rental Organizations, the rent-to-own industry consists of approximately 8,300 stores, and provides approximately 7.7 million products to over 2.7 million households. We estimate the three largest rent-to-own industry participants account for approximately 5,000 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and we believe will continue to experience, increasing consolidation. We believe this consolidation trend in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.
      The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, 75% of rent-to-own customers have incomes between $15,000 and $50,000 per year. Many of the customers served by the industry do not have access to significant amounts of credit. For these customers, the rent-to-own industry provides an alternative for them to obtain brand name products. The Association of Progressive Rental Organizations also estimates that 95% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not, the low payments, the lack of a credit check, the convenience and flexibility of the transaction, the quality of the merchandise, the quality of the maintenance, delivery, and other services, the friendliness and flexibility of the store employees, and the lack of any problems or hassles.”
Strategy
      We are currently focusing our strategic efforts on:

•	enhancing the operations and profitability in our store locations;

•	opening new and acquiring existing rent-to-own stores both in the United States and internationally;

•	expansion into additional lines of business offering products and services primarily designed to appeal to our customer demographic; and

•	building our national brand.

Enhancing Store Operations
      We continually seek to improve store performance through strategies intended to produce gains in operating efficiency and profitability. For example, we continue to focus our operational personnel on prioritizing store profit growth, including the effective pricing of rental merchandise and the management of store level operating expenses.
      We believe we will achieve further gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

•	use consumer focused advertising, including direct mail, television and print media, while also utilizing our new business relationships, such as our strategic alliances with a NASCAR racing team, McDonald’s and Jackson-Hewitt, to increase store traffic and expand our customer base;

•	expand the offering of product lines to appeal to more customers to increase the number of product rentals and grow our customer base;

•	evaluate other growth strategies, including the entry into additional lines of business offering products and services designed to appeal to our customer demographic;

•	employ strict store-level cost control;

•	analyze and evaluate store operations against key performance indicators; and

•	use a revenue and profit based incentive pay plan.

Opening New and Acquiring Existing Rent-To-Own Stores
      We intend to expand our business both by opening new stores in targeted markets and by acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry, which we believe represents a significant opportunity for us. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized chains of rent-to-own stores. We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own industry will result in ongoing consolidation opportunities. Acquired stores benefit from our improved product mix, sophisticated management information system, purchasing power and administrative network. In addition, we have potential access to our ColorTyme franchise locations, possessing the right of first refusal to purchase such franchise locations.

      Since March 1993, our company-owned store base has grown from 27 to 2,875 at December 31, 2004, primarily through acquisitions. During this period, we acquired over 2,500 company-owned stores and over 350 franchised stores in approximately 150 separate transactions, including nine transactions where we acquired in excess of 50 stores.
      The following table summarizes the store growth activity over the last three fiscal years:

	2004	2003	2002

New store openings	94	101	70
Acquired stores remaining open	191	160	83
Acquired stores closed and accounts merged with existing stores	111	220	126
Closed stores
Merged with existing stores	48	20	23
Sold	10	—	4
Total approximate purchase price of acquisitions	$195.2 million(1)	$126.1 million	$59.5 million

(1)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
     In February 2003, we acquired substantially all of the assets of 295 stores located throughout the United States from Rent-Way, Inc. and certain of its subsidiaries for approximately $100.4 million in cash. Of the 295 stores, 176 were merged with existing locations.
      On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for $3.2 million Canadian dollars ($2.4 million U.S. dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marked the commencement of our business operations in Canada and internationally.
      On May 7, 2004, we completed the acquisition of Rent Rite, Inc. for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, of which we merged 26 stores with our existing store locations. Approximately 40% of the consideration was paid with our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt.
      On May 14, 2004, we completed the acquisition of Rainbow Rentals, Inc. for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, of which we merged 29 stores with our existing store locations. We funded the acquisition entirely with cash on hand.
      Since December 31, 2004, we have acquired three additional stores and additional accounts from eight locations for approximately $3.6 million and opened an additional seven new stores. We also closed 15 stores, merging 12 of them with existing stores and selling three, resulting in a total store count of 2,870 at March 8, 2005.
      We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry both nationally and internationally. We intend to increase the number of rent-to-own stores in which we operate by an average of approximately 5% to 10% per year over the next several years. We plan to accomplish our future growth through both selective and opportunistic acquisitions and new store development.

Expansion into Complementary Lines of Business
      We are evaluating other growth strategies as well, including the entry into additional lines of business offering products and services designed to appeal to our customer demographic. We believe that traditional financial services providers ineffectively market to our customer base and that an opportunity exists for us to leverage our knowledge of this demographic into businesses that provide complementary financial products and services. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial products or services, or that such operations, should they be added, will prove to be profitable.

Building Our National Brand
      We have implemented strategies to increase our name recognition and enhance our national brand. As part of that strategy, we utilize television and radio commercials, print, direct response and in-store signage, all of which are designed to increase our name recognition among our customers and potential customers. In 2003, we also began a sponsorship with the Wood Brothers NASCAR racing team and are evaluating other sponsorship opportunities, which we believe will further enhance our name recognition. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate the customer about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Our Stores
      At December 31, 2004, we operated 2,875 stores nationwide and in Canada and Puerto Rico. In addition, our subsidiary ColorTyme franchised 313 stores in 40 states. This information is illustrated by the following table:

	Number of Stores

	Company
Location	Owned		Franchised

Alabama	60		—
Alaska	6		—
Arizona	58		6
Arkansas	37		1
California	163		5
Colorado	40		2
Connecticut	41		3
Delaware	18		1
District of Columbia	4		—
Florida	177		14
Georgia	117		14
Hawaii	12		3
Idaho	8		6
Illinois	120		7
Indiana	111		6
Iowa	24		—
Kansas	32		17
Kentucky	43		4
Louisiana	45		4
Maine	23		9
Maryland	62		8
Massachusetts	61		6
Michigan	112		15
Minnesota	4		—
Mississippi	28		2
Missouri	72		9
Montana	6		4
Nebraska	10		—
Nevada	17		7
New Hampshire	14		2
New Jersey	42		8
New Mexico	15		9
New York	140		13
North Carolina	110		12
North Dakota	2		—
Ohio	186		5
Oklahoma	42		14
Oregon	26		7
Pennsylvania	131		3
Puerto Rico	29		—
Rhode Island	18		1
South Carolina	46		4
South Dakota	5		—
Tennessee	102		2
Texas	281		58
Utah	15		2
Vermont	7		—
Virginia	60		9
Washington	42		10
West Virginia	20		1
Wisconsin	21	*	—
Wyoming	5		—
Alberta, Canada	5	†	—
TOTAL	2,875		313

*	Represents stores operated by Get It Now, LLC, one of our subsidiaries.

†	Represents stores operated by Rent-A-Centre, Ltd., one of our subsidiaries.
     Our stores average approximately 4,500 square feet and are located primarily in strip centers. Because we utilize “just in time” strategies and receive merchandise shipments in relatively small quantities directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs.
Rent-A-Center Store Operations

Product Selection
      Our stores generally offer merchandise from four basic product categories: major consumer electronics, appliances, computers and furniture and accessories. Although we seek to ensure our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to ensure strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2004, furniture and accessories accounted for approximately 37% of our store rental revenue, consumer electronic products for 36%, appliances for 15% and computers for 12%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.
      Major consumer electronic products offered by our stores include high definition ready and wide-screen televisions, DVD players and recorders, home theatre systems, digital cameras and stereos from top name-brand manufacturers such as Sony, Hitachi, JVC, Toshiba and Mitsubishi. We offer major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer personal and laptop computers from Dell, IBM, Compaq and Hewlett Packard. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Berkline and Standard and other top name-brand manufacturers. Accessories include pictures, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

Rental Purchase Agreements
      Our customers generally enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 7 to 36 months, depending upon the product type, or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are contacted to verify the information contained in the customer’s rental purchase order form. Rental payments are generally made in the store in cash, by credit card or debit card. Approximately 85% of our customers pay on a weekly basis. Depending on state regulatory requirements, we charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled “— Government Regulation.”

Product Turnover
      On average, a minimum rental term of 18 months is generally required to obtain ownership of new merchandise. We believe that only approximately 25% of our initial rental purchase agreements are taken to the full term of the agreement, although the average total life for each product is approximately 20 months, which includes the initial rental period, all re-rental periods and idle time in our system. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and DVD players and recorders, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. To cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.

Customer Service
      We generally offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our national network of 24 service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver covering the particular loss. Most of the products we offer are covered by a manufacturer’s warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

Collections
      Store managers use our management information system to track collections on a daily basis. For fiscal years 2004, 2003, and 2002, the average week ending past due percentages were 6.57%, 6.55% and 5.95%, respectively. For those fiscal years, our goal was to have no more than 5.99 to 6.50% of our rental agreements past due one day or more each Saturday evening. For the 2005 fiscal year, our goal is to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the numerous personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period.
      Pursuant to the rental purchase agreements, customers who become delinquent in their rental payments and fail to return the rented merchandise are or may over time become liable for accrued rent through the date the merchandise is finally returned, the amount of the early purchase option, and, if the merchandise is not returned before expiration of the original term of weeks or months to ownership under the rental purchase agreement, then the total balance of payments necessary to acquire ownership of the merchandise. Generally, the remaining book value of the rental merchandise associated with delinquent accounts is charged off on or before the ninetieth day following the time the account became past due. Charge offs due to customer stolen merchandise, expressed as a percentage of store revenues, were approximately 2.4% in 2004, 2.3% in 2003 and 2.5% in 2002.
      From time to time, we intend to sell to certain qualified buyers our right to collect outstanding amounts due, as well as our interest in the merchandise rented, pursuant to delinquent rental purchase agreements that have been charged off in the ordinary course of business as described above. In December 2004, we sold some of our charged off accounts, ranging from approximately one to five years old, for approximately $7.9 million, and recorded such amount as other income in our consolidated statement of earnings. Over time, we expect to sell charged off accounts on a regular basis. However, there can be no assurance that such sales will occur, or if consummated, will result in material sales proceeds.
Management
      We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and account relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Three times each week, store management is required to count the store’s inventory on hand and compare the count to the accounting records, with the market manager performing a similar audit at least quarterly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a market manager within close proximity who typically oversees six to eight stores. Typically, a market manager focuses on developing the personnel in his or her market and ensuring all stores meet our quality, cleanliness and service standards. In addition, a market manager routinely audits numerous areas of the stores’ operations, including gross profit per rental agreement, petty cash and customer order forms. A significant portion of a market manager’s and store manager’s compensation is dependent upon store revenues and profits, which are monitored by our management reporting system and our tight control over inventory afforded by our direct shipment practice.

      At December 31, 2004, we had 377 market managers who, in turn, reported to 59 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the market managers in their region. Similar to the market managers, regional directors are responsible for ensuring store managers are following the operational guidelines, particularly those involving store presentation, collections, inventory levels and order verification. The regional directors report to nine senior vice presidents located throughout the country. The regional directors receive a significant amount of their compensation based on the revenue and profitability of the stores under their management.
      Our executive management team at the home office oversees field operations, with an overall strategic focus. The executive management team directs and coordinates advertising, purchasing, financial planning and controls, employee training, personnel matters, acquisitions and new store initiatives. The centralization and coordination of such operational matters allows our store managers to focus on individual store performance. All members of our executive management team receive a significant amount of their total compensation based on the profits generated by us.
Management Information Systems
      Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day’s activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track all of our merchandise and rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores’ depository accounts into our central operating account based on the balances reported by each store. Our system also includes extensive management software, report-generating capabilities and a virtual private network. The virtual private network allows us to communicate with the stores more effectively and efficiently. The reports for all stores are reviewed on a daily basis by management and unusual items are typically addressed the following business day. Utilizing the management information system, our executive management, senior vice presidents, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.
      The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our internal financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.
Purchasing and Distribution
      Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and market managers make specific purchasing decisions for the stores, subject to review by executive management. This is done on our online ordering system. Additionally, we have predetermined levels of inventory allowed in each store which restrict levels of merchandise that may be purchased. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not utilize any distribution centers. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduce the number of obsolete items in our stores. The stores also have online access to determine whether other stores in their market may have merchandise available.
      We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Ashley and Whirlpool, who accounted for approximately 16.4% and 12.7%, respectively, of merchandise purchased in 2004. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.
Marketing
      We promote the products and services in our stores through direct mail advertising, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and name-brand selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. In 2003, we also began a sponsorship with the Wood Brothers NASCAR racing team and are evaluating other sponsorship opportunities, which we believe will enhance our name recognition. Advertising expense as a percentage of store revenue for the years ended December 31, 2004, 2003 and 2002 was approximately 2.8%, 3.1% and 3.2%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.
Competition
      The rent-to-own industry is highly competitive. According to industry sources and our estimates, the three largest industry participants account for approximately 5,000 of the 8,300 rent-to-own stores in the United States. We are the largest operator in the rent-to-own industry with 2,875 stores and 313 franchised locations as of December 31, 2004. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with department stores, credit card companies and discount stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.
ColorTyme Operations
      ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2004, ColorTyme franchised 313 rent-to-own stores in 40 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2004, 16 new locations were added, five were closed and 27 were sold, all of which were sold to another Rent-A-Center subsidiary.
      All but 12 of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks, logos, emblems and indicia of origin. These 12 stores are franchises acquired in the Thorn Americas acquisition in 1998 and continue to use the Rent-A-Center name. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 5.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of between $7,500 per new location for existing franchisees and up to $35,000 per location for new franchisees.
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
      The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 17% and 14% of merchandise purchased by ColorTyme in 2004, respectively.

      ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, a wholly owned subsidiary of Rent-A-Center, Inc., guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $26.6 million was outstanding as of December 31, 2004. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
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
Get It Now Operations
      All of our Wisconsin stores are operated by our subsidiary Get It Now, LLC. Get It Now operates under a retail model which generates installment credit sales through a retail transaction. As of December 31, 2004, we operated 21 company-owned stores within Wisconsin, all of which operate under the name “Get It Now.”
Trademarks
      We own various registered trademarks, including Rent-A-Center®, Renters Choice®, Remco® and Get It Now®. The products held for rent also bear trademarks and service marks held by their respective manufacturers.
Employees
      As of March 4, 2005, we had approximately 16,431 employees, of whom 358 are assigned to our headquarters and the remainder are directly involved in the management and operation of our stores and service centers. As of the same date, we had approximately 16 employees dedicated to ColorTyme, all of whom were employed full-time. The employees of the ColorTyme franchisees are not employed by us. None of our employees, including ColorTyme employees, are covered by a collective bargaining agreement. However, in June 2001, the employees of six of our stores in New York, New York elected to be represented by the Teamsters union. However, we have not entered into a collective bargaining agreement covering these employees.
      We believe relationships with our employees and ColorTyme’s relationships with its employees are generally good. In connection with the settlement in December 2002 of a class action matter alleging discriminatory, gender-based employment practices, we entered into a four-year consent decree, which can be extended by the court for an additional one year upon a showing of good cause. Under the terms of the consent decree, we augmented our human resources department and our internal employee complaint procedures, enhanced our gender anti-discrimination training for all employees, and hired a consultant mutually acceptable to the parties to advise us on employment matters. We provide certain reports to the EEOC regarding our compliance with the consent decree, as well as our efforts to recruit, hire and promote qualified women. We continue to take steps to improve opportunities for women. We believe that we are in compliance in all material respects with our obligations under the consent decree.
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
      Minnesota, which has a rental purchase statute, New Jersey and Wisconsin, which do not have rental purchase statutes, have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilized a separate rental agreement in Minnesota which does not provide customers with an option to purchase rented merchandise. In New Jersey, we have provided increased disclosures and longer grace periods in our rental purchase agreements. In Wisconsin, our Get It Now customers are provided an opportunity to purchase our merchandise through an installment sale transaction. We operate four stores in Minnesota and 42 stores in New Jersey. Get It Now, our subsidiary, operates 21 stores in Wisconsin.
      North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 110 stores in North Carolina.
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
      From time to time, we have supported legislation introduced in Congress that would regulate the rental purchase transaction. Currently, there are no bills pending in Congress that would regulate the rental purchase transaction. While both beneficial and adverse legislation may be introduced in Congress in the future, any adverse federal legislation, if enacted, could have a material and adverse effect on us.

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
      As part of our growth strategy, we intend to increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. We increased our store base by 126 stores in 2002, 241 stores in 2003, and 227 stores in 2004. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
      Our continued growth also depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 6.0% and 3.0% for 2002 and 2003, respectively and decreased by 3.6% in 2004. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
      We also plan to grow through expansion into complementary lines of business offering products and services that we believe will appeal to our customer demographic. If we expand into additional lines of business, we face risks associated with integrating those new businesses into our existing operations. In addition, we may face increased competition in such businesses, as well as uncertainties regarding operational risks applicable to any newly identified lines of business.
      Our growth strategy could place a significant demand on our management and our financial and operational resources. If we are unable to implement our growth strategy, our earnings may grow more slowly or even decrease.
If we fail to effectively manage the growth and integration of our new rent-to-own stores, our financial results may be adversely affected.
      The addition of new rent-to-own stores, both through store openings and through acquisitions, requires the integration of our management philosophies and personnel, standardization of training programs, realization of operating efficiencies and effective coordination of sales and marketing and financial reporting efforts. In addition, acquisitions in general are subject to a number of special risks, including adverse short-term effects on our reported operating results, diversion of management’s attention and unanticipated problems or legal liabilities. Further, a newly opened rent-to-own store generally does not attain positive cash flow during its first year of operations.
There are legal proceedings pending against us seeking material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.
      Some lawsuits against us involve claims that our rental agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers. We are also defending a class action lawsuit alleging we violated the securities laws and lawsuits alleging we violated state wage and hour laws. Because of the uncertainties associated with litigation, we cannot estimate for you our ultimate liability for these matters, if any. Significant settlement amounts or final judgments could materially and adversely affect our liquidity. The failure to pay any judgment would be a default under our senior credit facilities and the indenture governing our outstanding subordinated notes.
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
      Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of December 31, 2004, we were required to make principal payments under our senior credit facilities of $3.5 million in 2005, $3.5 million in 2006, $3.5 million in 2007, $3.5 million in 2008, and $334.3 million after 2008. These payments reduce our cash flow. If the lenders under our debt instruments accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.
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
      As is the case with most businesses, we are subject to various governmental regulations, including specifically in our case regulations regarding rent-to-own transactions. There are currently 47 states that have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Several states also effectively regulate rental purchase transactions under other consumer protection statutes. We are currently subject to litigation alleging that we have violated some of these statutory provisions.
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
      Affiliates of Apollo Management IV, L.P. hold all of our outstanding Series C preferred stock. Pursuant to the terms of a stockholders agreement entered into among us, Apollo, Mr. Speese and certain other parties, Apollo has the right to designate one person to be nominated to our board of directors. The terms of our Series C preferred stock as well as the stockholders agreement also contain provisions requiring Apollo’s approval to effect certain transactions involving us, including repurchasing shares of our common stock, declaring or paying any dividend on our common stock, increasing the size of our board of directors to more than eight persons, selling all or substantially all of our assets and entering into any merger or consolidation or other business combination.
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
We are a holding company and are dependent on the operations and funds of our subsidiaries.
      We are a holding company, with no revenue generating operations and no assets other than our ownership interests in our direct and indirect subsidiaries. Accordingly, we are dependent on the cash flow generated by our direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations, including the obligations under our senior credit facilities and our 7 1/2% notes. The ability of our subsidiaries to pay dividends or make other payments to us is subject to applicable state laws. Should one or more of our subsidiaries be unable to pay dividends or make distributions, our ability to meet our ongoing obligations could be materially and adversely impacted.
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
      The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales and when and how many rent-to-own stores we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	the stock price performance of comparable companies; and

•	general market conditions or market conditions specific to particular industries.
Failure to achieve and maintain effective internal controls could have a material adverse effect on our business and stock price.
      Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
      We have completed documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. For the year ended December 31, 2004, our management has determined that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Please refer to management’s annual report on internal control over financial reporting, and the report by Grant Thornton LLP, which appear later in this report. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Item 2.	Properties
      We lease space for all of our stores and service center locations, as well as our corporate and regional offices, under operating leases expiring at various times through 2016. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,900 to 16,700 square feet, and average approximately 4,500 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our headquarters, including Get It Now and ColorTyme, are each located at 5700 Tennyson Parkway, Plano, Texas, and consists of approximately 95,415 square feet.
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
      From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation. The ultimate outcome of our litigation is uncertain and the amount of any loss we may incur, if any, cannot in our judgment be reasonably estimated. Accordingly, other than with respect to the settlement of the Griego/Carrillo matter discussed below and anticipated legal fees and expenses for these matters, no provision has been made in our consolidated financial statements for any such loss.
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
      The proposed class includes all New York residents who were party to our rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff’s claims based on the alleged failure to disclose an effective interest rate. The plaintiff’s other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff’s class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff’s requested certification. The opinion grants certification as to all of the plaintiff’s claims except the plaintiff’s pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court’s opinion, and accordingly, the court granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff’s specific claims. Both proposed orders were submitted to the court on March 27, 2003, and on May 30, 2003, the court held a hearing regarding such orders. No order has yet been entered by the court. There has been no activity in this case since May 2003, and the case is currently dormant. In the event the court does enter a final certification order and regardless of the court’s determination of that final certification order, we intend to pursue an interlocutory appeal of such certification order.
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
      On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. The plaintiffs filed response briefs to these motions on October 6, 2004, to which we filed a reply brief on November 18, 2004, and the other defendants filed reply briefs on November 17, 2004. No hearing has been set on the pending motions.
      We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.
      Benjamin Griego, et al. v. Rent-A-Center, Inc., et al. This matter is a state-wide class action originally filed in San Diego, California on January  21, 2002 by Benjamin Griego. A similar matter, entitled Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al, filed on April 12, 2002 in Los Angeles, California, was coordinated with Griego in the Superior Court for the County of San Diego on September 10, 2002. The matter involves claims under various consumer protection laws in California challenging certain of our business practices in that state. The plaintiffs did not allege specific damages, but contend that no proof of actual harm or damage on the part of the individual consumer is necessary to establish recovery for these claims, which we vigorously dispute. The court entered a class certification order on March 16, 2004.

      On October 25, 2004, before the court ruled on various pending matters, we announced that we had reached a prospective settlement with the plaintiffs to resolve these matters. Under the terms of the settlement, which has now been documented and preliminarily approved by the court, we anticipate that we will pay an aggregate of $37.5 million in cash, to be distributed to an agreed-upon class of our customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys fees up to $9.0 million and costs to administer the settlement in amounts to be determined. In addition, we anticipate issuing vouchers to qualified class members for two weeks free rent on a new rental agreement for merchandise of their choice. Under the terms of the settlement, we are entitled to any undistributed monies up to an aggregate of $8.0 million, with any additional undistributed funds paid to non-profit organizations to be determined. In connection with the settlement, we are not admitting liability for our past business practices in California. To account for the aforementioned costs, as well as our own attorneys’ fees, we recorded a pre-tax charge of $47.0 million in the third quarter of 2004.
      The terms of the settlement are subject to obtaining final approval from the court. Notice of the settlement was mailed to class members on February 7, 2005, and published in several newspapers on February 16 and 18, 2005. Objections to the settlement are due on March 11, 2005, and the final approval hearing is scheduled for April 8, 2005. We expect to fund the entire settlement amount immediately following final approval by the court. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will receive final approval from the court in its present form.
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
      On November 26, 2003, we filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, we were notified that the court denied our summary judgment motion and granted Duron’s motion for class certification. The certified class includes our customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee in excess of the amount permitted by Texas law. We appealed the certification order to the Court of Appeals, which we were entitled to do as a matter of right under applicable Texas law. On October 28, 2004, the Court of Appeals reversed the trial court’s certification order and remanded the case back to the trial court. Duron did not perfect an appeal to the Texas Supreme Court, as she was entitled to do, and there has been no activity in the case since the decision by the Court of Appeals.
      We believe the claims in Duron’s complaint are unfounded and that we have meritorious defenses to the allegations made. Although we intend to vigorously defend ourselves in this case, we cannot assure you that we will be found to have no liability in this matter.
State Wage and Hour Class Actions
      We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of December 31, 2004, we operated 26 stores in Oregon, 163 stores in California and 42 stores in Washington.
      Rob Pucci, et. al. v. Rent-A-Center, Inc. On August 20, 2001, this putative class action was filed against us in state court in Multnomah County, Oregon alleging we violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that we failed to pay all wages due to our Oregon employees, and various contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of “time and a half,” but stated that the plaintiffs may recover “straight-time” to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims. We strongly disagree with the court’s rulings against our positions and requested that the court grant us interlocutory appeal on those matters. The plaintiffs filed a motion for summary judgment seeking to resolve certain factual issues related to the purported class, which was denied on July 1, 2003. On October 10, 2003, the court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal, and issued its written order to that effect on December 9, 2003. We subsequently filed a petition for a writ of mandamus with the Oregon Supreme Court, which was denied on January 24, 2004. On June 15, 2004, notice to the class was distributed advising them of their right to opt out of the class. We have not been advised that any class member has opted out of the class. We intend to continue to challenge the appropriateness of the court’s class certification. On January 31, 2005, the plaintiffs filed a partial motion for summary judgment regarding their allegation that we failed to timely pay wages on termination. Our response to this motion is due on April 14, 2005, and the court has set a hearing on May 11, 2005 to hear this motion. On February 25, 2005, the court denied our previously filed motion to compel arbitration with respect to class members that signed agreements to arbitrate claims against us. We are evaluating the possibility of appealing the denial of our motion to compel.
      Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./ Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the

California Supreme Court in Sav-On Drug Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. No hearing has been scheduled with the trial court with respect to this matter.
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
      Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner’s ruling, to which we responded on October 30, 2003. The Court of Appeals denied the plaintiffs’ motion on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. Subsequently, we filed motions to dismiss and/or stay the class allegations in each of the county-wide actions. Four of these motions were subsequently granted, permitting the claims to proceed on an individual basis, two of which were later dismissed on summary judgment. Accordingly, ten of the county-wide claims are now proceeding as putative county-wide class actions and two are proceeding on an individual plaintiff basis. We subsequently filed motions to compel arbitration with respect to 19 individual purported plaintiffs and class representatives in 10 counties, which the applicable courts later granted. Following such motions, approximately 19 purported plaintiffs and class representatives remain with respect to the claims made in the twelve remaining counties. The plaintiff in one of the counties has filed a motion to certify a county-wide class. We intend to vigorously oppose class certification.
      Eighteen of the 19 plaintiffs compelled to arbitrate their claims each filed separate putative nationwide class arbitration demands. In response, we filed motions to clarify the respective county courts’ orders compelling arbitration. Specifically, we asked each county court that previously struck all class allegations to make clear that the arbitration plaintiffs in those counties could not pursue any class claims, and we asked each county court in those counties that allowed plaintiffs to plead putative county-wide class claims, to make clear that such plaintiffs could only pursue county-wide claims. The three courts that granted our motions to compel arbitration and had previously struck all class allegations granted our motions and ruled that the plaintiffs could not pursue any class arbitration claims. Five courts ruled that the arbitration plaintiffs could only pursue county-wide class arbitration claims, and two of the county courts refused to limit the arbitration plaintiffs’ ability to pursue class arbitration demands. Eighteen of the 19 plaintiffs compelled to arbitrate have filed a demand for arbitration. We intend to vigorously oppose these class arbitration demands, including vigorously challenging the ability of the plaintiffs to pursue in arbitration, on a putative nation-wide class basis, claims which were previously premised on purported violations of Washington state law.

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
      Our common stock has been listed on the Nasdaq Stock Market®under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported. All prices and amounts have been adjusted to reflect the 5-for-2 split of our common stock effected in August 2003.

2004	High	Low

Fourth Quarter	$26.890	$22.000
Third Quarter	31.600	24.700
Second Quarter	33.930	27.630
First Quarter	33.342	27.030

2003	High	Low

Fourth Quarter	$35.120	$28.910
Third Quarter	33.100	26.748
Second Quarter	30.736	21.352
First Quarter	22.920	18.040
      As of March 8, 2005, there were approximately 112 record holders of our common stock.
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
      Cash dividend payments are subject to the restrictions in our senior credit facilities and the indenture governing our subordinated notes. These restrictions would not currently prohibit the payment of cash dividends.
      In October 2003, we eliminated our previous stock repurchase program and adopted a new common stock repurchase program which, as of December 31, 2004, allows us to repurchase up to $300.0 million in aggregate purchase price of our common stock. As of December 31, 2004, we had repurchased $237.6 million in aggregate purchase price of our common stock under this new stock repurchase program. In the fourth quarter of 2004, we made the following repurchases of our common stock:

				Maximum Dollar
			Total Number of	Value that May
			Shares Purchased as	Yet Be Purchased
	Total Number	Average Price	Part of Publicly	Under the Plans
	of Shares	Paid per Share	Announced	or Programs
Period	Purchased	(including fees)	Plans or Programs	(including fees)

October 1 through October 31	350,000	$25.2039	350,000	$94,362,487
November 1 through November 30	1,295,700	$24.6608	1,295,700	$62,409,452
December 1 through December 31	0	$0.0000	0	$62,409,452

Total	1,645,700	$24.7763	1,645,700	$62,409,452

Item 6.	Selected Financial Data
      The selected financial data presented below for the five years ended December 31, 2004 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm. All prices and amounts have been adjusted to reflect the 5-for-2 split of our common stock effected in August 2003. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,

	2004		2003	2002	2001		2000

	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,071,866		$1,998,952	$1,828,534	$1,650,851		$1,459,664
Merchandise sales	166,594		152,984	115,478	94,733		81,166
Installment sales	24,304		22,203	6,137	—		—
Other	3,568		3,083	2,589	3,476		3,018
Franchise
Merchandise sales	41,398		45,057	51,514	53,584		51,769
Royalty income and fees	5,525		5,871	5,792	5,884		5,997

Total revenue	2,313,255		2,228,150	2,010,044	1,808,528		1,601,614
Operating expenses
Direct store expenses
Cost of rentals and fees	450,035		432,696	383,400	343,197		299,298
Cost of merchandise sold	119,098		112,283	84,628	72,539		65,332
Cost of installment sales	10,512		10,639	3,776	—		—
Salaries and other expenses	1,277,926		1,180,115	1,070,265	1,019,402		866,234
Franchise cost of merchandise sold	39,472		43,248	49,185	51,251		49,724

	1,897,043		1,778,981	1,591,254	1,486,389		1,280,588
General and administrative expenses	75,481		66,635	63,296	55,359		48,093
Amortization of intangibles	10,780		12,512	5,045	30,194		28,303
Class action litigation settlements	47,000	(1)	—	—	52,000	(2)	(22,383	) (3)

Total operating expenses	2,030,304		1,858,128	1,659,595	1,623,942		1,334,601

Operating profit	282,951		370,022	350,449	184,586		267,013
Income from sale of charged off accounts	(7,924	) (4)	—	—	—		—
Finance charges from refinancing	4,173		35,260	—	—		—
Interest expense, net	35,323		43,932	62,006	59,780		72,618

Earnings before income taxes	251,379		290,830	288,443	124,806		194,395
Income tax expense	95,524		109,334	116,270	58,589		91,368

NET EARNINGS	155,855		181,496	172,173	66,217		103,027
Preferred dividends	—		—	10,212	15,408		10,420

Net earnings allocable to common shareholders	$155,855		$181,496	$161,961	$50,809		$92,607

Basic earnings per common share	$1.99		$2.16	$2.20	$0.79		$1.52

Diluted earnings per common share	$1.94		$2.08	$1.89	$0.71		$1.18

Item 6.	Selected Financial Data — Continued

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Balance Sheet Data
Rental merchandise, net	$759,111	$680,700	$631,724	$653,701	$587,232
Intangible assets, net	922,404	797,434	743,852	711,096	708,328
Total assets	1,967,788	1,831,302	1,626,652	1,630,315	1,486,910
Total debt	708,250	698,000	521,330	702,506	741,051
Total liabilities(5)	1,173,517	1,036,472	784,252	1,224,937	1,177,539
Stockholders’ equity	794,271	794,830	842,400	405,378	309,371
Operating Data
Stores open at end of period	2,875	2,648	2,407	2,281	2,158
Comparable store revenue growth (decrease)(6)	(3.6)%	3.0%	6.0%	8.0%	12.6%
Weighted average number of stores	2,788	2,560	2,325	2,235	2,103
Franchise stores open at end of period	313	329	318	342	364

(1)	Includes the effects of a pre-tax legal settlement charge of $47.0 million recorded in the third quarter of 2004 associated with the settlement of a class action lawsuit in the state of California.

(2)	Includes the effects of a pre-tax legal settlement charge of $52.0 million associated with the 2001 settlement of class action lawsuits in the states of Missouri, Illinois, and Tennessee.

(3)	Includes the effects of a pre-tax legal reversion of $22.4 million associated with the 1999 settlement of three class action lawsuits in the state of New Jersey.

(4)	Includes the effects of $7.9 million in pre-tax income associated with the 2004 sale of previously charged off accounts.

(5)	In accordance with the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, total liabilities also includes redeemable convertible voting preferred stock.

(6)	Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are the largest rent-to-own operator in the United States with an approximate 35% market share based on store count. At December 31, 2004, we operated 2,875 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by our subsidiary Get It Now, LLC under the name “Get It Now” and five stores located in Canada operated by our subsidiary Rent-A-Centre, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2004, ColorTyme had 313 franchised stores in 40 states, 301 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name.
      Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent rather than purchase the merchandise. Rental payments are made generally on a weekly basis and, together with applicable fees, constitute our primary revenue source.
      Our expenses primarily relate to merchandise costs and the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, advertising expenses, lost, damaged, or stolen merchandise, fixed asset depreciation, and corporate and other expenses.
      We have pursued an aggressive growth strategy since 1993. We have sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Because of significant growth since our formation, our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.
      We plan to continue growing through selective and opportunistic acquisitions of existing rent-to-own stores, and development of new rent-to-own stores, as well as offering new products and services designed to appeal to our customer demographic.
      Typically, a newly opened rent-to-own store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $500,000, with roughly 75% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. In addition, we strategically open or acquire stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. This planned cannibalization may negatively impact our same store revenue and cause us to grow at a slower rate. There can be no assurance that we will open any new rent-to-own stores in the future, or as to the number, location or profitability thereof.
      The following discussion focuses on our results of operations, and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
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

•	uncertainties regarding our ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to realize benefits from our margin enhancement initiatives;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	interest rates;

•	our ability to collect on our rental purchase agreements;

•	our ability to enter into new rental purchase agreements;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.
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
Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements
      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.
      Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers’ compensation, general liability, and auto liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.
      We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. Each quarter we reevaluate our estimate of liability within our self-insured retentions, including our assumptions related to our loss forecasts and estimates, using actuarial loss forecasts updated during the quarter and currently valued third party claim administrator loss estimates. We evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed based upon such review.
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
      As of the year ended December 31, 2004, the net amount accrued for losses within our self-insured retentions was $87.2 million, as compared to $69.5 million at December 31, 2003. The increase in the net amount accrued for the 2004 period is a result of store growth, increased number of employees, estimated costs associated with new claims made during the period, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.
      Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Our litigation involves, among other things, actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. In preparing our financial statements at a given point in time, we account for these contingencies pursuant to the provisions of SFAS No. 5, which requires that we accrue for losses that are both probable and reasonably estimable.
      Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. As of December 31, 2004, we had accrued $47.0 million in connection with the prospective settlement of the Griego/ Carrillo matter, and an additional $2.0 million for probable litigation costs with respect to our outstanding litigation (other than the Griego/ Carrillo matter) as compared to $1.8 million for the year ended December 31, 2003. The amounts accrued, relating to the prospective settlement in the Griego/ Carrillo matter and legal fees and expenses with respect to our remaining outstanding litigation (other than Griego/ Carrillo), represent our estimate of the probable liabilities with respect to such litigation. The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation, such as the failure to agree to a definitive settlement agreement and obtain court approval in the Griego/ Carrillo matter, or other adverse or positive developments or rulings in our litigation, could affect our assumptions and thus, our accrual.
      If we make changes to our accruals in any of these areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.2 million in our estimates would result in a corresponding $0.01 change in our earnings per share.
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
      Revenue. Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term as payments are received and merchandise sales revenue is recognized when the customer exercises their purchase option and pays the cash price due. Revenue for the total amount of the rental purchase agreement is not accrued because the customer can cancel the rental contract at any time and we cannot enforce collection for non-payment of rents. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts.
      Franchise Revenue. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.
      Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. We depreciate our rental merchandise using the income forecasting method. The income forecasting method of depreciation we use does not consider salvage value and does not allow the depreciation of rental merchandise during periods when it is not generating rental revenue. The objective of this method of depreciation is to provide for consistent depreciation expense while the merchandise is on rent. We accelerate the depreciation on computers that are 24 months old or older and which have become idle using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.
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
      General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, taxes and benefits, occupancy, administrative and other operating expenses.

Results of Operations
      The following table sets forth, for the periods indicated, historical Consolidated Statements of Earnings data as a percentage of total store and franchise revenues.

	Year Ended December 31,			Year Ended December 31,

	2004	2003	2002	2004	2003	2002

	(Company-owned stores only)			(Franchise operations only)
Revenues
Rentals and fees	91.4%	91.8%	93.6%	—%	—%	—%
Merchandise Sales	8.4	8.0	6.2	88.2	88.5	89.9
Other/ Royalty income and fees	0.2	0.2	0.2	11.8	11.5	10.1

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Cost of rentals and fees	19.9%	19.9%	19.6%	—%	—%	—%
Cost of merchandise sold	5.7	5.6	4.5	84.1	84.9	85.8
Salaries and other expenses	56.4	54.2	54.8	—	—	—

	82.0	79.7	78.9	84.1	84.9	85.8
General and administrative expenses	3.2	3.1	3.2	6.3	4.1	4.2
Amortization of intangibles	0.5	0.1	0.3	0.6	0.6	0.5
Class action litigation settlements	2.1	—	—	—	—	—

Total operating expenses	87.8	82.9	82.4	91.0	89.6	90.5

Operating profit	12.2	17.1	17.6	9.0	10.4	9.5
Interest, net and other income	1.4	3.7	3.2	(0.9)	(1.1)	(1.1)

Earnings before income taxes	10.8%	13.4%	14.4%	9.9%	11.5%	10.6%

Overview of 2004 Results
      Below is a detailed analysis of our operating results for the year ended December 31, 2004. Highlights include:

•	Approximately $331 million in operating cash flow

•	9% increase in our store base, including the acquisitions of Rainbow Rentals, Inc. and Rent Rite, Inc.

•	Revenue growth of approximately 4%

•	Repurchased 7,689,700 shares of our common stock for an aggregate of $210.5 million
      Earnings for 2004 were negatively impacted primarily by increases in operating expenses and negative same store revenue. Salaries and other expenses increased as a percentage of store revenue, to 56.4% from 54.2% in 2003.

Comparison of the Years ended December 31, 2004 and 2003
      Store Revenue. Total store revenue increased by $89.1 million, or 4.1%, to $2,266.3 million for 2004 from $2,177.2 million for 2003. The increase in total store revenue was primarily attributable to approximately $155.8 million in incremental revenue from new stores and acquisitions, net of stores sold, during 2004 as compared to 2003, offset by a decrease in same store sales of 3.6%.
      Same store revenues represent those revenues earned in 1,937 stores that were operated by us for each of the entire years ending December 31, 2004 and 2003. Same store revenues decreased by $60.9 million, or

3.6%, to $1,636.4 million for 2004 from $1,697.3 million in 2003. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during 2004 as compared to 2003.
      Franchise Revenue. Total franchise revenue decreased by $4.0 million, or 7.9%, to $46.9 million for 2004 from $50.9 million in 2003. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 16 fewer franchised locations operating by the end of 2004 as compared to 2003. The number of franchised locations operating in 2004 declined primarily as a result of fewer new franchise stores together with the purchase of 27 franchised locations by other Rent-A-Center subsidiaries.
      Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs which began in 2004. Depreciation of rental merchandise, which accounts for 99.2% of the cost of rentals and fees for the year ended December 31, 2004, increased by $13.9 million, or 3.2%, to $446.6 million for the year ended December 31, 2004 as compared to $432.7 million in 2003. This increase is a result of an increase in store rental revenue in 2004 compared to 2003. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue was constant at 21.6% for 2004 and 2003.
      Cost of Merchandise Sold. Cost of merchandise sold increased by $6.8 million, or 6.1%, to $119.1 million for 2004 from $112.3 million in 2003. This increase was a result of an increase in the number of items sold in 2004 as compared to 2003. The gross profit percent of merchandise sales increased to 28.5% for 2004 from 26.6% in 2003. This percentage increase was primarily attributable to an increase in the average purchase price on merchandise sales during 2004 as compared to 2003.
      Salaries and Other Expenses. Salaries and other expenses increased by $97.8 million, or 8.3% to $1,277.9 million for the year ended December 31, 2004 as compared to $1,180.1 million in 2003. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2004 period. For the year ending December 31, 2004, there were 228 more stores, on a weighted average basis, operating during the year as compared to 2003. Salaries and other expenses expressed as a percentage of total store revenue increased to 56.4% for the year ended December 31, 2004 from 54.2% in 2003. This increase was primarily attributable to the decrease in same store sales coupled with an increase in salaries and other expenses of $104.5 million during 2004 compared to 2003 resulting from an increase in our store base, which was offset by a decrease of approximately $6.7 million in salaries and other expense incurred by our mature stores.
      Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $3.7 million, or 8.7%, to $39.5 million for 2004 from $43.2 in 2003. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 16 fewer franchised locations operating by the end of 2004 as compared to 2003. The number of franchised locations operating in 2004 declined primarily as a result of fewer new franchise stores together with the purchase of 27 franchised locations by other Rent-A-Center subsidiaries.
      General and Administrative Expenses. General and administrative increased by $8.9 million, or 13.3%, to $75.5 million for the year ended December 31, 2004, as compared to $66.6 million in 2003. General and administrative expenses expressed as a percent of total revenue increased to 3.3% in 2004 from 3.0% in 2003. These increases are primarily attributable to the operation of the Rainbow Rentals and Rent Rite headquarters during the integration and transition period pursuant to those acquisitions, expansion at our corporate office to support current and future store growth as well as the impact of the decrease in our same stores sales for 2004.
      Amortization of Intangibles. Amortization of intangibles decreased by $1.7 million, or 13.8%, to $10.8 million for 2004 from $12.5 million in 2003. This decrease was primarily attributable to the completed amortization of certain intangibles, particularly the $7.9 million in customer relationships associated with the 2003 acquisition of 295 stores from Rent-Way. The decrease due to the completion of amortization of certain intangibles was offset by the addition of customer relationship and non-compete amortization related to the Rainbow Rentals and Rent Rite acquisitions in May 2004.

      Operating Profit. Operating profit decreased by $87.0 million, or 23.5%, to $283.0 million for the year ended December 31, 2004 as compared to $370.0 million in 2003. Excluding the pre-tax litigation charges of $47.0 million recorded in 2004, operating profit decreased $40.0 million, or 10.8%, to $330.0 million for the year ended December 31, 2004 as compared to $370.0 million in 2003. Operating profit as a percentage of total revenue decreased to 14.3% for the year ended December 31, 2004 before the pre-tax litigation charge of $47.0 million, from 16.6% for the year ended December 31, 2003. These decreases, excluding the pre-tax litigation charge, were primarily attributable to the decrease in same store sales during 2004 versus 2003 and the increase in salaries and other expenses as discussed above. For the year ended December 31, 2004, there were 228 more stores, on a weighted average basis, operating during the year as compared to 2003, many of which are not yet performing at the level of a mature store.
      Financing Costs. In 2004, we incurred $4.2 million in charges related to the refinancing of our senior debt in July 2004. During 2003, we announced and commenced a program to recapitalize a portion of our financial structure in a series of transactions. Please see Note F in the notes to consolidated financial statements included in this report. In connection with the recapitalization in 2003, we recorded $35.3 million in financing charges. These charges primarily consisted of senior subordinated note premiums of approximately $18.7 million, senior subordinated note issue costs and loan origination fees written-off of approximately $11.9 million and other bank charges and fees of approximately $4.7 million.
      Income Tax Expense. Income tax expense decreased by $13.8 million, or 12.6%, to $95.5 million for the year ended December 31, 2004 as compared to $109.3 million in 2003. This decrease is primarily attributable to a decrease in earnings before taxes for 2004 as compared to 2003, offset by a slight increase in our overall effective tax rate to 38.0% for 2004 as compared to 37.6% for 2003.
      Net Earnings. Including the litigation charge adjustments noted above, net earnings decreased by $25.6 million, or 14.1%, to $155.9 million for the year ended December 31, 2004 as compared to $181.5 million in 2003. Excluding the after tax effects of the $47.0 million litigation charge, $4.2 million refinance charge and $7.9 million in other income from the sale of charged off accounts recorded in 2004, net earnings decreased by $20.5 million, or 10.1%, to $182.7 million for the year ended December 31, 2004 from $203.2 million before the after tax effects of the $35.3 million in recapitalization charges recorded in 2003. This decrease is primarily attributable to the operating profit decrease mentioned above, offset by lower interest expense during 2004 as compared to 2003.

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

      Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Depreciation of rental merchandise increased by $49.3 million, or 12.9%, to $432.7 million for 2003 from $383.4 million for 2002. This increase was primarily attributable to an increase in rental and fee revenue of $170.4 million, or 9.3%, to $1,998.9 million for 2003 from $1,828.5 for 2002. Depreciation of rental merchandise expressed as a percentage of store rentals and fee revenue increased to 21.6% in 2003 from 21.0% in 2002. This slight increase in 2003 is primarily a result of a different pricing strategy implemented during the fourth quarter of 2001 and higher depreciation associated with the Rent-Way inventory acquired in February 2003.
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
      Amortization of Intangibles. Amortization of intangibles increased by $7.5 million, or 148.0%, to $12.5 million for 2003 from $5.0 million in 2002. This increase was primarily attributable to the approximately $5.8 million in non-compete and customer relationship amortization associated with the acquisition of 295 Rent-Way stores in February 2003.
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
      Financing Costs. During 2003, we announced and commenced a program to recapitalize a portion of our financial structure in a series of transactions. Please see Note F in the notes to consolidated financial statements included in this report. In connection with the recapitalization, we recorded $35.3 million in financing charges. These charges primarily consisted of senior subordinated note premiums of approximately $18.7 million, senior subordinated note issue costs and loan origination fees written-off of approximately $11.9 million and other bank charges and fees of approximately $4.7 million.
      Income Tax Expense. Income tax expense decreased by $6.9 million, or 6.0%, to $109.3 million for the year ended December 31, 2003 as compared to $116.2 million in 2002. This decrease is primarily attributable to the implementation of a state tax restructuring which lowered our income tax in several states. The restructuring lowered our overall effective tax rate to 37.6% for 2003 as compared to 40.3% for 2002.
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

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2004
Revenues	$585,380	$572,985	$569,607		$585,283
Operating profit	92,659	90,223	24,344	(1)	75,725
Net earnings	52,209	51,194	5,573		46,879
Basic earnings per common share	$0.65	$0.64	$0.07		$0.63
Diluted earnings per common share	$0.63	$0.62	$0.07		$0.61
Year ended December 31, 2003
Revenues	$566,406	$553,260	$549,825		$558,659
Operating profit	96,291	97,238	87,502		88,991
Net earnings	50,959	35,300	43,738		51,499
Basic earnings per common share	$0.58	$0.40	$0.54		$0.64
Diluted earnings per common share	$0.57	$0.39	$0.52		$0.62
Year ended December 31, 2002
Revenues	$498,610	$494,660	$494,561		$522,213
Operating profit	88,296	88,240	84,087		89,826
Net earnings	43,563	41,943	41,449		45,218
Basic earnings per common share	$0.63	$0.59	$0.50		$0.52
Diluted earnings per common share	$0.48	$0.46	$0.46		$0.50

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(As a percentage of revenues)
Year ended December 31, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	15.8	15.7	4.3 (1)	12.9
Net earnings	8.9	8.9	1.0	8.0
Year ended December 31, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	17.0	17.6	15.9	15.9
Net earnings	9.0	6.4	8.0	9.2
Year ended December 31, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	17.7	17.8	17.0	17.2
Net earnings	8.7	8.5	8.4	8.7

(1)	Includes the effects of a pre-tax legal settlement charge of $47.0 million associated with the settlement of a class action lawsuit in the state of California

Liquidity and Capital Resources
      For the year ended December 31, 2004, we generated approximately $331.0 million in operating cash flow. In addition to funding operating expenses, we used approximately $72.1 million for capital expenditures, over $165.2 million in acquisitions of existing rent-to-own stores, and approximately $210.5 million in stock repurchases. We ended the year with approximately $58.8 million in cash and cash equivalents.
      Cash provided by operating activities decreased by $11.4 million to $331.0 million in 2004 from $342.4 million in 2003. This decrease is attributable to a decrease in net earnings and changes in deferred income taxes and finance charges from recapitalization, as well as an increase in rental merchandise purchases, all of which were partially offset by the non-cash effects of an increase in depreciation of rental merchandise and property assets and the net change of our accrued liabilities. The increases in rental merchandise purchases and depreciation are attributable to our increasing store base. The change in our accrued liabilities is primarily due to the litigation settlement accrual of $47.0 million recorded in the third quarter of 2004 and an increase of $17.7 million in our insurance accrual in 2004 as compared to 2003.
      Cash used in investing activities increased by $51.2 million to $232.5 million in 2004 from $181.3 million in 2003. This increase is primarily attributable to the acquisition of Rent Rite and Rainbow Rentals in May 2004 coupled with an increase in property assets purchased during the period, offset slightly by proceeds received from the sale of company assets.
      Cash used in financing activities increased by $80.8 million to $183.7 million in 2004 from $102.9 million in 2003. This increase is primarily related to the effects of the recapitalization in 2003 as compared to our refinancing in 2004, offset by a decrease in stock repurchases in 2004.
      Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, and our growth strategy. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, we may incur additional debt, or may issue debt or equity securities to finance our operating and growth strategies. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
      We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, and our growth strategy during 2005. Our revolving credit facilities, including our $10.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $260.0 million, of which $155.3 million was available at March 8, 2005. At March 8, 2005, we had $69.8 million in cash. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
      Litigation. On October 25, 2004, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/ Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al coordinated matters pending in state court in San Diego, California. These matters challenge certain of our business practices in California. Under the terms of the settlement, which has now been documented and preliminarily approved by the court, we anticipate we will pay an aggregate of $37.5 million in cash, to be distributed to an agreed-upon class of our customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys fees up to $9.0 million and costs to administer the settlement in amounts to be determined. In addition, we anticipate issuing vouchers to qualified class members for two weeks free rent on a new rental agreement for merchandise of their choice. Under the terms of the settlement, we are entitled to any undistributed monies up to an aggregate of $8.0 million, with any additional undistributed funds distributed to non-profit organizations to be determined. In connection with the settlement, we are not admitting liability for our past business practices in California. To account for the aforementioned costs, as well as our own attorneys’ fees, we recorded a pre-tax charge of $47.0 million in the third quarter of 2004. We expect to fund the entire settlement amount in the second quarter of 2005, following final approval of the settlement by the court.
      While we believe that the terms of this settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund the prospective settlement without adversely affecting our liquidity or the ability to fund our operations as described above in a material way.
      Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note L of our consolidated financial statements included herein.
      Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from having a lower current cash tax obligation, which in turn provided additional cash flows from operations. We estimate that our operating cash flow increased by approximately $106.3 million through 2004 from the accelerated tax depreciation deductions and the associated deferred tax liabilities will begin to reverse over a three year period beginning in 2005, of which approximately 75% will reverse in 2005, 20% will reverse in 2006 and the remainder will reverse in 2007.
      Rental Merchandise Purchases. We purchased $654.3 million, $612.3 million and $494.9 million of rental merchandise during the years 2004, 2003 and 2002, respectively.
      Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $72.1 million, $56.0 million and $37.6 million on capital expenditures in the years 2004, 2003 and 2002, respectively, and expect to spend approximately $60.0 million in 2005.
      Acquisitions and New Store Openings. During 2004, we continued our strategy of increasing our rent-to-own store base through opening new stores, as well as through opportunistic acquisitions. We spent approximately $165.2 million in cash acquiring stores and accounts for the year ended December 31, 2004. It is our intention to increase the number of stores we operate by an average of approximately 5% to 10% per year over the next several years.
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
      Furthermore, during 2004, we acquired 32 additional stores, accounts from 56 additional locations, opened 94 new stores, and closed 58 stores. Of the closed stores, 48 were merged with existing store locations, and 10 stores were sold. The additional stores and acquired accounts were the result of 42 separate transactions for an aggregate price of approximately $26.3 million in cash. The table below summarizes the store growth activity for the year ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

Stores at beginning of period	2,648	2,407	2,281
New store openings	94	101	70
Acquired stores remaining open	191	160	83
Closed stores
Merged with existing stores	48	20	23
Sold	10	—	4

Stores at end of period	2,875	2,648	2,407

Acquired stores closed and accounts merged with existing stores	111	220	126
Total approximate purchase price of acquisitions	$195.2 million(1)	$126.1 million	$59.5 million

(1)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
     The profitability of our rent-to-own stores tends to grow at a slower rate approximately five years from the time we open or acquire them. As a result, in order for us to show improvements in our profitability, it is important for us to continue to open stores in new locations or acquire underperforming stores on favorable terms. There can be no assurance we will be able to acquire or open new stores at the rates we expect, or at all. We cannot assure you the stores we do acquire or open will be profitable at the same levels as our current stores, or at all.
      Senior Credit Facilities. On July 14, 2004, we announced the completion of the refinancing of our senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay our old senior term debt. In connection with the refinancing, we recorded a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter of 2004. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $104.7 million had been utilized as of March 8, 2005. During the first quarter of 2005, we repaid all amounts drawn under our revolving facility and as of March 8, 2005, $145.3 million was available under our revolving facility. The revolving credit facility expires in July 2009 and the term loan expires in 2010.

      The table below shows the scheduled maturity dates of our term debt outstanding at December 31, 2004.

Year Ending December 31,
(In thousands)
2005	$3,500
2006	3,500
2007	3,500
2008	3,500
2009	168,000
Thereafter	166,250

$348,250

      Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.75%. The Eurodollar rate was 2.77% at March 8, 2005. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to the term loans under our senior credit facilities.
      Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our U.S. subsidiaries, and a portion of the capital stock of our international subsidiaries.
      Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

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
      Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at December 31, 2004:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	2.75:1	1.73:1
Minimum consolidated interest coverage ratio	No less than	4.0:1	10.37:1
Minimum fixed charge coverage ratio	No less than	1.50:1	2.51:1
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

      The 2003 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; and

•	engage in a merger or sell substantially all of our assets.
      Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.
      The 7 1/2% notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The 7 1/2% notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our new senior credit facilities. We are not required to maintain any financial ratios under the 2003 indenture.
      Store Leases. We lease space for all of our stores and service center locations, as well as our corporate and regional offices under operating leases expiring at various times through 2016. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
      ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $26.6 million was outstanding as of December 31, 2004. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
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

      Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2004:

		Payments Due by Period

Contractual Cash Obligations	Total	2005	2006-2007	2008-2009	Thereafter

	(In thousands)
Senior Credit Facilities (including current portion)(1)	$408,250	$3,500	$7,000	$231,500	$166,250
7 1/2% Senior Subordinated Notes(2)	423,750	22,500	45,000	45,000	311,250
Operating Leases	421,712	145,973	192,199	80,646	2,894

Total	$1,253,712	$171,973	$244,199	$357,146	$480,394

(1)	Does not include the interest on our senior credit facilities. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.75%. The Eurodollar rate at December 31, 2004 was 2.42%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.
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
      On October 24, 2003, we announced that our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $300.0 million. As of December 31, 2004, we had purchased a total of 8,525,300 shares of our common stock for an aggregate of $237.6 million under this common stock repurchase program. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 22 of this report.
      Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Temporary fluctuations in our targeted customers’ monthly disposable income, such as those we believe may have been caused by the recent nationwide increases in fuel and energy costs, could adversely impact our results of operations.
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

Effect of New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.
      We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note A in our Notes to Consolidated Financial Statements for the pro forma net earnings and earnings per share amounts for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statement of earnings and earnings per share, but no impact on our financial condition or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Sensitivity
      As of December 31, 2004, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, and $408.3 million in term and revolving loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at December 31, 2004 was $312.0 million, which is $12.0 million above their carrying value. Unlike the subordinated notes, the $408.3 million in term and revolving loans have variable interest rates indexed to current Eurodollar rates. As of December 31, 2004, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2005 expressed an unqualified opinion.
Grant Thornton LLP
Dallas, Texas
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Rent-A-Center, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2004 and 2003 consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion.
Grant Thornton LLP
Dallas, Texas
March 10, 2005

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
      Management of the Company, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
      Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting. This report appears on page 44.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$2,071,866	$1,998,952	$1,828,534
Merchandise sales	166,594	152,984	115,478
Installment sales	24,304	22,203	6,137
Other	3,568	3,083	2,589
Franchise
Merchandise sales	41,398	45,057	51,514
Royalty income and fees	5,525	5,871	5,792

	2,313,255	2,228,150	2,010,044
Operating expenses
Direct store expenses
Cost of rentals and fees	450,035	432,696	383,400
Cost of merchandise sold	119,098	112,283	84,628
Cost of installment sales	10,512	10,639	3,776
Salaries and other expenses	1,277,926	1,180,115	1,070,265
Franchise cost of merchandise sold	39,472	43,248	49,185

	1,897,043	1,778,981	1,591,254
General and administrative expenses	75,481	66,635	63,296
Amortization of intangibles	10,780	12,512	5,045
Class action litigation settlements	47,000	—	—

Total operating expenses	2,030,304	1,858,128	1,659,595

Operating profit	282,951	370,022	350,449
Income from sale of charged off accounts	(7,924)	—	—
Finance charges from refinancing	4,173	35,260	—
Interest expense	40,960	48,577	64,682
Interest income	(5,637)	(4,645)	(2,676)

Earnings before income taxes	251,379	290,830	288,443
Income tax expense	95,524	109,334	116,270

NET EARNINGS	155,855	181,496	172,173
Preferred dividends	—	—	10,212

Net earnings allocable to common stockholders	$155,855	$181,496	$161,961

Basic earnings per common share	$1.99	$2.16	$2.20

Diluted earnings per common share	$1.94	$2.08	$1.89

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Cash and cash equivalents	$58,825	$143,941
Accounts receivable, net	16,269	14,949
Prepaid expenses and other assets	65,050	70,702
Rental merchandise, net
On rent	596,447	542,909
Held for rent	162,664	137,791
Merchandise held for installment sale	1,311	1,667
Property assets, net	144,818	121,909
Goodwill, net	913,415	788,059
Other intangible assets, net	8,989	9,375

	$1,967,788	$1,831,302

LIABILITIES
Accounts payable — trade	$94,399	$72,708
Accrued liabilities	207,835	132,844
Deferred income taxes	163,031	132,918
Senior debt	408,250	398,000
Subordinated notes payable, net of discount	300,000	300,000
Redeemable convertible voting preferred stock	2	2

	1,173,517	1,036,472
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 102,297,937 and 101,148,417 shares issued in 2004 and 2003, respectively	1,023	1,012
Additional paid-in capital	618,486	572,628
Retained earnings	765,785	609,930
Treasury stock, 27,900,399 and 21,020,041 shares at cost in 2004 and 2003, respectively	(591,023)	(388,740)

	794,271	794,830

	$1,967,788	$1,831,302

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2004

						Accumulated
	Common Stock		Additional			Comprehensive
			Paid-In	Retained	Treasury	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Total

	(In thousands)
Balance at January 1, 2002	69,315	$277	$191,438	$269,982	$(50,000)	$(6,319)	$405,378
Net earnings	—	—	—	172,173	—	—	172,173
Other comprehensive income:
Losses on interest rate swaps, net of tax of $1,994	—	—	—	—	—	(3,253)	(3,253)
Reclassification adjustment for losses included in net earnings, net of tax of $3,583	—	—	—	—	—	5,846	5,846

Other comprehensive income	—	—	—	—	—	2,593	2,593

Comprehensive income							174,766
Purchase of treasury stock (5,938 shares)	—	—	—	—	(65,565)	—	(65,565)
Preferred dividends	—	—	5,383	(13,534)	—	—	(8,151)
Conversion of preferred stock to common (26,955 shares)	26,955	108	299,951	—	—	—	300,059
Issuance of stock options for services	—	—	112	—	—	—	112
Exercise of stock options	2,575	10	26,782	—	—	—	26,792
Tax benefits related to exercise of stock options	—	—	9,009	—	—	—	9,009

Balance at December 31, 2002	98,845	395	532,675	428,621	(115,565)	(3,726)	842,400

Net earnings	—	—	—	181,496	—	—	181,496
Other comprehensive income:
Gains on interest rate swaps, net of tax of $3,986	—	—	—	—	—	6,504	6,504
Reclassification adjustment for gains included in net earnings, net of tax of $1,702	—	—	—	—	—	(2,778)	(2,778)

Other comprehensive income						3,726	3,726

Comprehensive income							185,222
Purchase of treasury stock (9,528 shares)	—	—	—	—	(273,175)	—	(273,175)
Issuance of stock options for services	—	—	28	—	—	—	28
Effect of 5-for-2 stock split	—	605	(451)	(154)	—	—	—
Exercise of stock options	2,303	12	29,771	—	—	—	29,783
Tax benefits related to exercise of stock options	—	—	10,605	—	—	—	10,605
Other	—	—	—	(33)	—	—	(33)

Balance at December 31, 2003	101,148	1,012	572,628	609,930	(388,740)	—	794,830

Net earnings	—	—	—	155,855	—	—	155,855
Purchase of treasury stock (7,690 shares)	—	—	—	—	(210,520)	—	(210,520)
Issuance of treasury shares for acquisition (815 shares)	—	—	15,617	—	8,237	—	23,854
Conversion of stock options for acquisition	—	—	6,123	—	—	—	6,123
Exercise of stock options	1,150	11	16,604	—	—	—	16,615
Tax benefits related to exercise of stock options	—	—	7,514	—	—	—	7,514

Balance at December 31, 2004	102,298	$1,023	$618,486	$765,785	$(591,023)	$—	$794,271

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net earnings	$155,855	$181,496	$172,173
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	446,578	432,696	383,400
Depreciation of property assets	48,566	43,384	38,359
Amortization of intangibles	10,780	12,512	5,045
Amortization of financing fees	690	844	5,944
Deferred income taxes	30,113	46,776	94,914
Financing charges from recapitalization	4,173	23,329	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(456,316)	(424,397)	(342,954)
Accounts receivable	(1,320)	(9,027)	(4,258)
Prepaid expenses and other assets	(12,286)	(8,752)	(26,573)
Accounts payable — trade	21,691	18,647	4,131
Accrued liabilities and other	82,506	24,904	(35,691)

Net cash provided by operating activities	331,030	342,412	294,490

Cash flows from investing activities
Purchase of property assets	(72,096)	(55,987)	(37,596)
Proceeds from sale of property assets	4,824	809	398
Acquisitions of businesses	(165,219)	(126,119)	(59,504)

Net cash used in investing activities	(232,491)	(181,297)	(96,702)

Cash flows from financing activities
Purchase of treasury stock	(210,520)	(273,175)	(65,565)
Exercise of stock options	16,615	29,783	26,792
Issuance of subordinated notes	—	300,000	—
Payment of refinancing fees	—	(17,049)	—
Proceeds from debt	442,940	400,000	—
Repurchase of senior subordinated notes, including premium	—	(290,956)	(2,750)
Repayments of debt	(432,690)	(251,500)	(178,500)

Net cash used in financing activities	(183,655)	(102,897)	(220,023)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,116)	58,218	(22,235)
Cash and cash equivalents at beginning of year	143,941	85,723	107,958

Cash and cash equivalents at end of year	$58,825	$143,941	$85,723

Supplemental cash flow information
Cash paid during the year for:
Interest	$38,789	$56,401	$53,307
Income taxes	$75,712	$68,805	$31,868
      During 2002, the Company paid preferred dividends of approximately $8.2 million by issuing 8,151 shares of preferred stock. During 2004 and 2003, the Company paid all preferred dividends in cash, totaling approximately $77.00 and $128.00, respectively.
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Summary of Accounting Policies and Nature of Operations
      A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations
      These financial statements include the accounts of Rent-A-Center, Inc. (“Rent-A-Center”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. At December 31, 2004, the Company operated 2,875 company-owned stores nationwide and in Puerto Rico and Canada, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and five stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” The Company’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.
      ColorTyme, Inc. (“ColorTyme”), an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of 313 franchised rent-to-own stores operating in 40 states at December 31, 2004. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme’s primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
      Effective as of December 31, 2002, the Company completed a tax-free internal reorganization of its corporate structure. The reorganization was effected through an inversion merger whereby Rent-A-Center, Inc. became a wholly-owned subsidiary of Rent-A-Center Holdings, Inc., a newly formed Delaware holding company. Upon the merger, Rent-A-Center, Inc. changed its name to Rent-A-Center East, Inc. (“Rent-A-Center East”) and Rent-A-Center Holdings, Inc. changed its name to Rent-A-Center, Inc.

Stock Split
      On July 28, 2003, the Company announced that its Board of Directors had approved a 5 for 2 stock split on its common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in all share data in the consolidated financial statements unless otherwise noted.

Rental Merchandise
      Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for all merchandise is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 7 to 36 months. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method. Depreciation is accelerated on computers that are 24 months old or older and which have become idle using the straight-line method for a period of at least six

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
months, generally not to exceed an aggregate depreciation period of 30 months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.
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

Revenue
      Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term. Revenue for the total amount of the rental purchase agreement is not accrued because the customer can cancel the rental contract at any time and the Company cannot enforce collection for non-payment of rents. ColorTyme’s revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts.

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
      Under SFAS No. 142, the Company is required to test all existing goodwill for impairment. A discounted cash flow approach is used to test goodwill for impairment. There were no impairment charges in 2004, 2003 or 2002 for goodwill.

Accounting for Impairment of Long-Lived Assets
      The Company evaluates all long-lived assets, including intangible assets, excluding goodwill and rental merchandise, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Derivative Instruments and Hedging Activities
      The Company is not currently a party to any interest rate swap agreements. Under the Company’s previous credit facility, the Company entered into interest-rate swap agreements in order to manage its exposure to fluctuations in interest rates by decreasing the volatility of earnings and cash flows associated with changes in the applicable rates. The interest-rate swaps were derivative instruments related to forecasted transactions and hedged future cash flows. The effective portion of any gains or losses were included in accumulated other comprehensive income (loss) until earnings were affected by the variability of cash flows. Any ineffective portion was recognized into earnings. The cash flows of the interest-rate swaps offset cash flows attributable to fluctuations in the cash flows of the previous floating-rate senior credit facility. If it became probable a forecasted transaction would no longer occur, the interest-rate swaps were carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) were recognized immediately into earnings.
      Changes in the fair value of the effective cash flow hedges were recorded in accumulated other comprehensive income (loss). The effective portion that had been deferred in accumulated other comprehensive income (loss) was reclassified to earnings when the hedged items impacted earnings.
      The interest-rate swaps were based on the same index as their respective underlying debt. The interest-rate swaps were effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount was required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness during the two years ended December 31, 2003. The interest-rate swap resulted in an increase of interest expense of $4.5 million and $9.4 million for the years ended December 31, 2003 and 2002, respectively. The fair value of the interest-rate swaps increased by $2.6 million, net of tax, during the year ended December 31, 2002, which had been recorded in accumulated other comprehensive income. During the year ended December 31, 2002, the amount of cash flow loss reclassified to earnings because it became probable that the original forecasted transaction would not occur was not material. In May 2003, the Company extinguished the remaining interest rate swap in connection with its recapitalization program. The accumulated loss in other comprehensive income of approximately $3.7 million was recognized immediately into earnings and is included in the finance charge of $35.3 million on the statement of earnings for 2003.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs
      Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $62.7 million, $67.8 million, and $62.7 million in 2004, 2003 and 2002, respectively.

Stock-Based Compensation
      The Company has in place a long-term incentive plan for the benefit of certain employees, consultants and directors, which is described more fully in Note M. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$155,855	$181,496	$161,961
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax benefit	9,868	15,687	11,290

Pro forma	$145,987	$165,809	$150,671

Basic earnings per common share
As reported	$1.99	$2.16	$2.20
Pro forma	$1.87	$1.97	$2.05
Diluted earnings per common share
As reported	$1.94	$2.08	$1.89
Pro forma	$1.82	$1.90	$1.77
      For all periods prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.0%, risk-free interest rates of 2.9% and 3.7% and expected lives of four years in 2004 and seven years in 2003 and 2002, respectively, and no dividend yield. For options granted on or after April 1, 2004, the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 53.5%, a risk-free interest rate of 2.8%, no dividend yield and an expected life of four years. Had the Company changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2004 rather than April 1, 2004, the impact would not have been significant.

Use of Estimates
      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, the Company must often make individual estimates and assumptions regarding expected outcomes or uncertainties. The Company’s estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The Company believes that self-insurance liabilities and litigation reserves are areas where the degree of judgment and complexity in determining amounts recorded in its consolidated financial statements make the accounting policies critical. Please see the Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessment in Our Financial Statements section on page 26 of this report.

Other Income
      From time to time, the Company intends to sell to certain qualified buyers its right to collect outstanding amounts due, as well as its interest in the merchandise rented, pursuant to delinquent rental purchase agreements that have been charged off in the ordinary course of business. Over time, the Company expects to sell charged off accounts on a regular basis. However, there can be no assurance that such sales will occur, or if consummated, will result in material sales proceeds.
      In December 2004, the Company sold, without recourse, certain of its charged off accounts, ranging from approximately one to five years old, for approximately $7.9 million and recorded it as other income on the Company’s consolidated statement of earnings.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.
      The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in this note for the pro forma net earnings and earnings per share amounts for 2002 through 2004 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on the Company’s

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statement of earnings and earnings per share, but no impact on its financial condition or cash flows.

Prior Year Reclassifications on Financial Statements for Comparability
      Certain reclassifications have been made to prior year’s financial data in order to conform to the 2004 presentation.
Note B — Receivables and Allowance for Doubtful Accounts
      Receivables consist of the following:

	At December 31,

	2004	2003

	(In thousands)
Installment sales receivable	$16,919	$14,372
Trade receivables	1,956	2,495

Total	18,875	16,867
Less allowance for doubtful accounts	(2,606)	(1,918)

Net receivables	$16,269	$14,949

      Changes in the Company’s allowance for doubtful accounts are as follows:

	At December 31,

	2004	2003

	(In thousands)
Beginning balance	$1,918	$1,420
Bad debt expense	1,101	753
Accounts written off	(744)	(312)
Recoveries	331	57

Ending balance	$2,606	$1,918

Note C — Merchandise Inventory
Rental Merchandise

	December 31,

	2004	2003

	(In thousands)
On rent
Cost	$999,265	$941,642
Less accumulated depreciation	402,818	398,733

Net book value, on rent	$596,447	$542,909

Held for rent
Cost	$208,339	$177,399
Less accumulated depreciation	45,675	39,608

Net book value, held for rent	$162,664	$137,791

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reconciliation of Merchandise Inventory

	December 31,

	2004	2003	2002

	(In thousands)
Beginning merchandise value	$682,367	$631,724	$653,701
Inventory additions through acquisitions	68,317	58,942	18,469
Purchases	654,261	612,276	494,903
Depreciation of rental merchandise	(446,578)	(432,696)	(383,400)
Cost of good sold	(129,610)	(122,922)	(88,404)
Skips and stolens	(54,797)	(50,216)	(48,110)
Other inventory deletions(1)	(13,538)	(14,741)	(15,435)

Ending merchandise value	$760,422	$682,367	$631,724

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition charge offs.
Note D — Property Assets

	December 31,

	2004	2003

	(In thousands)
Furniture and equipment	$175,735	$133,394
Transportation equipment	21,984	29,924
Building and leasehold improvements	147,418	117,135
Construction in progress	1,988	6,494

	347,125	286,947
Less accumulated depreciation	202,307	165,038

	$144,818	$121,909

Note E — Intangible Assets and Acquisitions
      Intangibles consist of the following (in thousands):

		December 31, 2004			December 31, 2003

	Avg.	Gross		Avg.	Gross
	Life	Carrying	Accumulated	Life	Carrying	Accumulated
	(years)	Amount	Amortization	(years)	Amount	Amortization

Amortizable intangible assets
Franchise network	10	$3,000	$2,550	10	$3,000	$2,250
Non-compete agreements	3	5,902	3,197	4	5,275	1,788
Customer relationships	1.5	30,644	24,810	1.5	20,699	15,561

Total		39,546	30,557		28,974	19,599
Intangible assets not subject to amortization
Goodwill		1,012,577	99,162		887,221	99,162

Total intangibles		$1,052,123	$129,719		$916,195	$118,761

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Amortization Expense
Year ended December 31, 2004	$10,780
Year ended December 31, 2003	$12,512
Supplemental information regarding intangible assets and amortization.
      Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense

(In thousands)
2005	$7,468
2006	1,420
2007	101
2008	—

Total	$8,989

      Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

	(In thousands)
Balance as of January 1,	$788,059	$736,395
Additions from acquisitions	112,209	48,445
Post purchase price allocation adjustments	13,147	3,219

Balance as of December 31,	$913,415	$788,059

      The post purchase price allocation adjustments in 2004 of approximately $13.1 million are primarily attributable to inventory charge-offs for unrentable or missing merchandise acquired in acquisitions, reserves put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with executive management’s pre-acquisition plans, and the severance pay for the employees involved in the planned reduction in workforce inherited from some of the acquired companies.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
      The following table provides information concerning the acquisitions made during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004		2003	2002

	(Dollar amounts in thousands)
Number of stores acquired	191		160	83
Number of stores acquired that were merged with existing stores	111		220	126
Number of transactions	48		39	53
Total purchase price	$195,196	(1)	$126,119	$59,504
Amounts allocated to:
Goodwill	$112,209		$48,445	$31,278
Non-compete agreements	389		4,515	10
Customer relationships	9,991		9,938	8,783
Property assets	4,203		4,166	946
Rental merchandise	68,317		58,942	18,469
Other assets	87		113	18

(1)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
     Rent-Way, Inc. On February 8, 2003, the Company completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, the Company held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million was remitted in the second quarter of 2003 and the remaining amount of $5.0 million was remitted in August 2004. The Company funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with the Company’s existing store locations. The Company entered into this transaction seeing it as an opportunistic acquisition that would allow it to expand its store and customer base in conjunction with its strategic growth plans. The acquisition price was determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. The asset values are based upon the fair value assigned to the tangible and identifiable intangible assets acquired which are based upon the present value of future cash flows, historic longevity of like-kind customer base, historic profitability of like-kind customer base and the number of customer relationships acquired. The excess of purchase consideration over the fair value of tangible assets and identifiable intangible assets acquired was assigned to goodwill. The final purchase price allocation resulted in a $4.0 million decrease in the value assigned to customer relationships and a $4.0 million increase in the value placed on the non-compete agreement as compared to the Company’s original estimates as disclosed in its 2002 Annual Report on Form 10-K. The table below summarizes the allocation of the purchase price based on the fair values of the assets acquired:

Fair Values

(In thousands)
Inventory	$50,100
Property assets	4,300
Customer relationships	7,900
Non-compete agreement	4,300
Goodwill	33,800

Total assets acquired	$100,400

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent Rite, Inc. On May 7, 2004, the Company completed the acquisition of Rent Rite, Inc. d/b/a Rent Rite Rental Purchase for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, of which 26 stores were merged with the Company’s existing store locations. The results of operations have been included in the Company’s financial statements since the acquisition date. Approximately 40% of the consideration was paid with 815,592 shares of the Company’s common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt. The common stock paid as well as the assumption of stock options were recorded at the fair value determined at the effective date of the purchase. The table below summarizes the allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values

(In thousands)
Rental merchandise	$18,644
Property assets	1,262
Customer relationships	3,180
Non-compete agreements	242
Goodwill	36,568

Total assets acquired	$59,896

      Rainbow Rentals, Inc. On May 14, 2004, the Company completed the acquisition of Rainbow Rentals, Inc. for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, of which 29 stores were merged with the Company’s existing store locations. The results of operations have been included in the Company’s financial statements since the acquisition date. The Company funded the acquisition entirely with cash on hand. The table below summarizes the allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values

(In thousands)
Rental merchandise	$41,337
Property assets	2,864
Customer relationships	4,553
Non-compete agreements	100
Goodwill	60,192

Total assets acquired	$109,046

      The Company entered into these transactions seeing them as opportunistic acquisitions that would allow the Company to expand its store base in conjunction with its strategic growth plans. The prices of the acquisitions were determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Customer relationships acquired in these transactions are being amortized utilizing the straight-line method over an 18 month period. The non-compete agreements in these transactions are being amortized using the straight-line method over the life of the agreements and, in accordance with SFAS 142, the goodwill associated with the acquisitions will not be amortized.
      All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
Note F — Recapitalization
      Recapitalization. In April 2003, the Company announced and commenced a program to recapitalize a portion of its financial structure in a series of transactions. The recapitalization consisted of the tender offer for all of Rent-A-Center East’s $272.25 million principal amount of senior subordinated notes, paying 11%

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest, due 2008 (the “11% Notes”), the redemption of the 11% Notes, the issuance of $300.0 million principal amount of senior subordinated notes, paying 7 1/2% interest, due 2010 (the “7 1/2% Notes”), the refinancing of its senior debt and the repurchase of shares of its common stock.
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
      On April 25, 2003, the Company announced that it entered into an agreement with Apollo which provided for the repurchase of a number of shares of Rent-A-Center’s common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of Rent-A-Center’s planned tender offer at the price per share paid in the tender offer. On April 28, 2003, the Company commenced a tender offer to purchase up to 2.2 million shares of Rent-A-Center’s common stock (on a pre-split basis) pursuant to a modified “Dutch Auction.” On June 25, 2003, the Company closed the tender offer and purchased 1,769,960 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, the Company closed the Apollo transaction and purchased 774,547 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock are substantially similar, except the Series C preferred stock does not have the right to directly elect any members of Rent-A-Center’s Board of Directors.
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
      During the second and third quarter of 2003, the Company recorded an aggregate of $35.3 million in non-recurring financing charges in connection with the foregoing recapitalization which consisted of senior subordinated note premiums of approximately $18.7 million, senior subordinated note issue costs and loan origination fees of approximately $11.9 million and other bank charges and fees of approximately $4.7 million.
Note G — Senior Credit Facilities
      On July 14, 2004, the Company announced the completion of the refinancing of its senior secured debt. The Company’s new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, the Company drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay its old senior term debt from the 2003 recapitalization. In connection with the refinancing, the Company recorded a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter of 2004.
      On May 28, 2003, the Company entered into a senior credit facility provided by a syndicate of banks and other financial institutions led by Lehman Commercial Paper, Inc., as administrative agent. At December 31, 2003, the Company had a total of $398.0 million outstanding under this senior credit facility related to its term loans and $90.2 million of availability under the revolving credit line portion of this senior credit facility. The senior credit facility also included an $80.0 million additional term loan facility. The facility was held to

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
support the Company’s outstanding letters of credit. In the event that a letter of credit was drawn upon, the Company had the right to either repay the additional term loan facility lenders the amount withdrawn or request a loan in that amount. Interest on any requested additional term loan facility loan accrued at an adjusted prime rate plus 1.25% or, at the Company’s option, at the Eurodollar base rate plus 2.25%, with the entire amount of the additional term loan facility due in May 2009.
      The senior credit facilities as of December 31, 2004 and 2003 are as follows:

		2004			2003

	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available

		(In thousands)
Senior Credit Facility:
Term Loan “B”	2010	$350,000	$348,250	$—	$398,000	$398,000	$—
Tranche A LC	2009	—	—	—	80,000	—	—
Revolver(1)	2009	250,000	60,000	84,435	120,000	—	90,176

		600,000	408,250	84,435	598,000	398,000	90,176
Other Indebtedness:
Line of credit		10,000	—	10,000	10,000	—	10,000

Total Debt Facilities		$610,000	$408,250	$94,435	$608,000	$398,000	$100,176

(1)	At December 31, 2004 and 2003, the amounts available under the Company’s revolving facility were reduced by approximately $105.6 million and $29.8 million, respectively, for outstanding letters of credit used to support the Company’s insurance obligations. The Company provides assurance to its insurance providers that if they are not able to draw funds from the Company for claims paid, they have the ability to draw against the Company’s letters of credit. At that time, the Company would then owe the drawn amount to the financial institution providing the letter of credit. One of the Company’s letters of credit is renewed automatically every year unless the Company notifies the institution not to renew. The other letter of credit expires in August 2005, but is automatically renewed each year for a one year period unless the institution notifies the Company no later than thirty days prior to the applicable expiration date that such institution does not elect to renew the letter of credit for such additional one year period.
     Borrowings under the Company’s senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.75%. The Eurodollar rate was 2.42% at December 31, 2004. The Company also has a prime rate option under the facility, but has not exercised it to date. The Company has not entered into any interest rate protection agreements with respect to term loans under the new senior credit facility. A commitment fee equal to 0.25% to 0.50% of the unused portion of the revolving credit facility is payable quarterly.
      The Company’s senior credit facilities contain, without limitation, covenants that generally limit its ability to:

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s senior credit facilities require it to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under the Company’s credit facilities calculated as at December 31, 2004:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	2.75:1	1.73:1
Minimum consolidated interest coverage ratio	No less than	4.0:1	10.37:1
Minimum fixed charge coverage ratio	No less than	1.50:1	2.51:1
      Events of default under the Company’s senior credit facility include customary events, such as a cross-acceleration provision in the event that it defaults on other debt. In addition, an event of default under the senior credit facility would occur if there is a change of control. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of Rent-A-Center’s voting stock or certain changes in Rent-A-Center’s Board of Directors occur. An event of default would also occur if one or more judgments were entered against the Company of $20.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
      The following are scheduled maturities of the senior term debt at December 31, 2004:

Year Ending December 31,
(In thousands)
2005	$3,500
2006	3,500
2007	3,500
2008	3,500
2009	168,000
Thereafter	166,250

$348,250

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:

•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; and

•	engage in a merger or sell substantially all of its assets.
      Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that the Company defaults in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against the Company in excess of $50.0 million that is not discharged, bonded or insured.
      The 7 1/2% Notes may be redeemed on or after May 1, 2006, at the Company’s option, in whole or in part, at a premium declining from 103.75%. The 7 1/2% Notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require Rent-A-Center to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under the Company’s senior credit facilities.
      Rent-A-Center and the Subsidiary Guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 7 1/2% Notes. Rent-A-Center has no independent assets or operations, and each Subsidiary Guarantor is 100% owned directly or indirectly by Rent-A-Center. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Subsidiary Guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.
      Set forth below is certain condensed consolidating financial information as of December 31, 2004 and 2003, and for each of the three years for the period ended December 31, 2004. The financial information includes the Subsidiary Guarantors from the dates they were acquired or formed by Rent-A-Center and Rent-A-Center East and is presented using the push-down basis of accounting.
Condensed Consolidating Statements of Earnings

	Parent	Subsidiary
	Company	Guarantors	Total

	(In thousands)
Year ended December 31, 2004
Total revenues	$—	$2,313,255	$2,313,255
Direct store expenses	—	1,857,571	1,857,571
Other	—	299,829	299,829

Net earnings	$—	$155,855	$155,855

	Parent	Subsidiary
	Company	Guarantors	Total

Year ended December 31, 2003
Total revenues	$—	$2,228,150	$2,228,150
Direct store expenses	—	1,735,733	1,735,733
Other	—	310,921	310,921

Net earnings	$—	$181,496	$181,496

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidated Statement of Earnings — (Continued)

	Parent	Rent-A-Center	Subsidiary
	Company	East	Guarantors	Total

Year ended December 31, 2002
Total revenues	$—	$1,946,601	$63,443	$2,010,044
Direct store expenses	—	1,538,293	3,776	1,542,069
Other	—	238,288	57,514	295,802

Net earnings	$—	$170,020	$2,153	$172,173

Condensed Consolidating Balance Sheets

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals

	(In thousands)
December 31, 2004
Rental merchandise, net	$—	$759,111	$—	$759,111
Intangible assets, net	—	922,404	—	922,404
Other assets	808,861	90,075	(612,663)	286,273

Total assets	$808,861	$1,771,590	$(612,663)	$1,967,788

Senior Debt	$408,250	$—	$—	$408,250
Other liabilities	300,002	736,186	(270,921)	765,267
Stockholders’ equity	100,609	1,035,404	(341,742)	794,271

Total liabilities and equity	$808,861	$1,771,590	$(612,663)	$1,967,788

	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Totals

December 31, 2003
Rental merchandise, net	$—	$680,700	$—	$680,700
Intangible assets, net	—	797,434	—	797,434
Other assets	882,876	233,560	(763,268)	353,168

Total assets	$882,876	$1,711,694	$(763,268)	$1,831,302

Senior Debt	$398,000	$—	$—	$398,000
Other liabilities	300,002	759,996	(421,526)	638,472
Stockholders’ equity	184,874	951,698	(341,742)	794,830

Total liabilities and equity	$882,876	$1,711,694	$(763,268)	$1,831,302

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

	Parent	Subsidiary
	Company	Guarantors	Total

	(In thousands)
Year ended December 31, 2004
Net cash provided by operating activities	$—	$331,030	$331,030

Cash flows from investing activities
Purchase of property assets	—	(72,096)	(72,096)
Proceeds from sale of property assets	—	4,824	4,824
Acquisitions of businesses	—	(165,219)	(165,219)

Net cash used in investing activities	—	(232,491)	(232,491)
Cash flows from financing activities
Purchase of treasury stock	(210,520)	—	(210,520)
Exercise of stock options	16,615	—	16,615
Proceeds from debt	442,940	—	442,940
Repayments of debt	(432,690)	—	(432,690)
Intercompany advances	122,649	(122,649)	—

Net cash used in financing activities	(61,006)	(122,649)	(183,655)
Net decrease in cash and cash equivalents	(61,006)	(24,110)	(85,116)
Cash and cash equivalents at beginning of year	61,006	82,935	143,941

Cash and cash equivalents at end of year	$—	$58,825	$58,825

	Parent	Subsidiary
	Company	Guarantors	Total

	(In thousands)
Year ended December 31, 2003
Net cash provided by operating activities	$—	$342,412	$342,412

Cash flows from investing activities
Purchase of property assets	—	(55,987)	(55,987)
Acquisitions of businesses	—	(126,119)	(126,119)
Other	—	809	809

Net cash used in investing activities	—	(181,297)	(181,297)
Cash flows from financing activities
Purchase of treasury stock	(273,175)	—	(273,175)
Exercise of stock options	29,783	—	29,783
Issuance of subordinated notes	300,000	—	300,000
Payment of refinancing fees	(17,049)	—	(17,049)
Proceeds from debt	400,000	—	400,000
Repurchase of senior subordinated notes, incl. premium	—	(290,956)	(290,956)
Repayments of debt	(2,000)	(249,500)	(251,500)
Intercompany advances	(376,553)	376,553	—

Net cash provided by (used) in financing activities	61,006	(163,903)	(102,897)
Net increase (decrease) in cash and cash equivalents	61,006	(2,788)	58,218
Cash and cash equivalents at beginning of year	—	85,723	85,723

Cash and cash equivalents at end of year	$61,006	$82,935	$143,941

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidated Statement of Cash Flows — (Continued)

	Parent	Rent-A-Center	Subsidiary
	Company	East	Guarantors	Total

	(In thousands)
Year ended December 31, 2002
Net cash provided by operating activities	$—	$288,843	$5,647	$294,490
Cash flows from investing activities
Purchase of property assets	—	(36,895)	(701)	(37,596)
Acquisitions of businesses	—	(59,504)	—	(59,504)
Other	—	398	—	398

Net cash used in investing activities	—	(96,001)	(701)	(96,702)
Cash flows from financing activities
Purchase of treasury stock	—	(65,565)	—	(65,565)
Exercise of stock options	—	26,792	—	26,792
Repayments of debt	—	(178,500)	—	(178,500)
Repurchase of senior subordinated notes, net of loss	—	(2,750)	—	(2,750)
Intercompany advances	—	4,946	(4,946)	—

Net cash used in financing activities	—	(215,077)	(4,946)	(220,023)

Net decrease in cash and cash equivalents	—	(22,235)	—	(22,235)
Cash and cash equivalents at beginning of year	—	107,958	—	107,958

Cash and cash equivalents at end of year	$—	$85,723	$—	$85,723

Note I — Accrued Liabilities

	December 31,

	2004	2003

	(In thousands)
Taxes other than income	$27,190	$26,394
Accrued litigation costs	48,975	1,800
Accrued insurance costs	87,462	69,763
Accrued interest payable	4,605	3,589
Accrued compensation and other	39,603	31,298

	$207,835	$132,844

Note J — Redeemable Convertible Voting Preferred Stock
      There are only two shares of Series C preferred stock issued and outstanding at December 31, 2004 and 2003.
      In August 1998, Rent-A-Center issued $260.0 million of redeemable convertible voting preferred stock with a $.01 par value. In connection with such issuance, Rent-A-Center entered into a registration rights agreement with affiliates of Apollo which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and an affiliate of Bear

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stearns elected to participate in such registration. In connection therewith, Apollo and the affiliate of Bear Stearns converted 97,197 shares of Rent-A-Center’s preferred stock held by them into 3,500,000 shares (on a pre-split basis) of Rent-A-Center’s common stock, which they sold in the May 2002 public offering that was the subject of Apollo’s request. Rent-A-Center did not receive any of the proceeds from this offering.
      On August 5, 2002, the first date in which Rent-A-Center had the right to optionally redeem the shares of preferred stock, the holders of Rent-A-Center’s preferred stock converted all but two shares of Rent-A-Center’s preferred stock held by them into 7,281,548 shares of Rent-A-Center’s common stock (on a pre-split basis). As a result, the dividend on Rent-A-Center’s preferred stock has been substantially eliminated.
      Rent-A-Center’s preferred stock is convertible, at any time, into shares of Rent-A-Center’s common stock at a conversion price equal to $11.174 per share, and has a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions may be made to holders of common stock until the holders of the preferred stock have received the liquidation preference. Dividends accrue on a quarterly basis, at the rate of $37.50 per annum, per share. During 2002, Rent-A-Center accounted for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. During 2002, Rent-A-Center paid approximately $8.2 million in preferred dividends by issuing 8,151 shares of preferred stock. During 2004 and 2003, Rent-A-Center paid all preferred stock dividends in cash.
      Affiliates of Apollo hold all of Rent-A-Center’s outstanding Series C preferred stock. Pursuant to the terms of a stockholders agreement entered into among Rent-A-Center, Apollo, Mark E. Speese and certain other parties, Apollo has the right to designate one person to be nominated to Rent-A-Center’s Board of Directors. The terms of the Series C preferred stock as well as the stockholders agreement also contain provisions requiring Apollo’s approval to effect certain transactions involving the Company, including repurchasing shares of Rent-A-Center’s common stock, declaring or paying any dividend on its common stock, increasing the size of Rent-A-Center’s Board of Directors to more than eight persons, selling all or substantially all of the Company’s assets and entering into any merger or consolidation or other business combination.
      These documents also provide that one member of each of Rent-A-Center’s board committees must be a director who was designated for nomination by Apollo. In addition, the terms of the Series C preferred stock and the stockholders agreement restrict the Company’s ability to issue debt or equity securities with a value in excess of $10 million without the majority affirmative vote of Rent-A-Center’s finance committee, and in most cases, require the unanimous vote of its finance committee for the issuance of Rent-A-Center’s equity securities with a value in excess of $10 million.
Note K– Income Taxes
      The income tax provision reconciled to the tax computed at the statutory Federal rate is:

	Year Ended December 31,

	2004	2003	2002

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5%	2.3%	4.6%
Effect of foreign operations, net of foreign tax credits	0.1%	0.1%	0.1%
Other, net	0.4%	0.2%	0.6%

Total	38.0%	37.6%	40.3%

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the income tax provision are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Federal	$60,996	$53,615	$11,211
State	1,844	9,382	9,625
Foreign	2,571	2,232	1,855

Total current	65,411	65,229	22,691

Deferred expense
Federal	22,307	43,349	84,368
State	7,806	756	9,211

Total deferred	30,113	44,105	93,579

Total	$95,524	$109,334	$116,270

      Deferred tax assets (liabilities) consist of the following:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets
State net operating loss carryforwards	$2,101	$2,101
Accrued expenses	12,968	—
Intangible assets	—	5,306
Property assets	15,479	21,809
Foreign tax credit carryforwards	1,501	508

	32,049	29,724
Valuation allowance	(1,501)	(508)
Deferred tax liabilities
Rental merchandise	(191,960)	(157,404)
Intangible assets	(1,619)	—
Accrued expenses	—	(4,730)

	(193,579)	(162,134)

Net deferred taxes	$(163,031)	$(132,918)

      The deferred tax expense represents the change between years in net deferred taxes except for the changes associated with items in other comprehensive income.
Note L — Commitments and Contingencies
      The Company leases its office, service center and store facilities and most delivery vehicles. The office space and certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $179.6 million, $154.4 million and $138.0 million for 2004, 2003, and 2002, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum rental payments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2004 are as follows:

Year Ending December 31,
(In thousands)
2005	$145,973
2006	111,227
2007	80,972
2008	55,357
2009	25,289
Thereafter	2,894

$421,712

      From time to time, Rent-A-Center, along with its subsidiaries, is party to various legal proceedings arising in the ordinary course of business. Except as set forth below, Rent-A-Center is not currently a party to any material litigation. The ultimate outcome of litigation is uncertain and the amount of any loss that may be incurred, if any, cannot in the Company’s judgment be reasonably estimated. Accordingly, other than with respect to the $47.0 million pertaining to the Griego/Carrillo settlement and anticipated legal fees and expenses for the other matters listed, no provision has been made in the consolidated financial statements for any such loss.
      Colon v. Thorn Americas, Inc. The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by the Company in connection with the Thorn Americas acquisition, and appropriate purchase accounting adjustments were made for such contingent liabilities. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide Thorn Americas immunity from suit for other statutory violations. The plaintiff alleges Thorn Americas has a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for Thorn Americas’ failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of its payment records. In the prayer for relief, the plaintiff requested class certification, injunctive relief requiring Thorn Americas to cease certain marketing practices and price their rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by Thorn Americas in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.
      The proposed class includes all New York residents who were party to the Company’s rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, the Company obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff’s claims based on the alleged failure to disclose an effective interest rate. The plaintiff’s other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff’s class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff’s requested certification. The opinion grants certification as to all of the plaintiff’s claims except the plaintiff’s pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court’s opinion, and accordingly, the court granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff’s specific claims. Both proposed orders were submitted to the court on March 27, 2003, and on May 30, 2003, the court held a hearing regarding such orders. No order has yet been entered by the court. There has been no

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activity in this case since May 2003, and the case is currently dormant. In the event the court does enter a final certification order and regardless of the court’s determination of that final certification order, the Company intends to pursue an interlocutory appeal of such certification order.
      The Company believes these claims are without merit and will continue to vigorously defend itself in this case. However, the Company cannot assure you that it will be found to have no liability in this matter.
      Terry Walker, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against the Company and certain of the Company’s current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding the Company’s financial performance and prospects for the third and fourth quarters of 2001. The complaint purported to be brought on behalf of all purchasers of the Company’s common stock from April 25, 2001 through October 8, 2001 and sought damages in unspecified amounts. Similar complaints were consolidated by the court with the Walker matter in October 2002.
      On November 25, 2002, the lead plaintiffs in the Walker matter filed an amended consolidated complaint which added certain of the Company’s outside directors as defendants to the Exchange Act claims. The amended complaint also added additional claims that the Company, and certain of its current and former officers and directors, violated various provisions of the Securities Act as a result of alleged misrepresentations and omissions in connection with an offering in May 2001 and also added the managing underwriters in that offering as defendants.
      On February 7, 2003, the Company, along with certain officer and director defendants, filed a motion to dismiss the matter as well as a motion to transfer venue. In addition, the Company’s outside directors named in the matter separately filed a motion to dismiss the Securities Act claims on statute of limitations grounds. On February 19, 2003, the underwriter defendants also filed a motion to dismiss the matter. The plaintiffs filed response briefs to these motions, to which the Company replied on May 21, 2003. A hearing was held by the court on June 26, 2003 to hear each of these motions.
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
      On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. The Company, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. The plaintiffs filed response briefs to these motions on October 6, 2004, to which the Company filed a reply brief on November 18, 2004, and the other defendants filed reply briefs on November 17, 2004. No hearing has been set on the pending motions.
      The Company continues to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend itself. However, the Company cannot assure you that it will be found to have no liability in this matter.
      Benjamin Griego, et al. v. Rent-A-Center, Inc., et al. This matter is a state-wide class action originally filed in San Diego, California on January 21, 2002 by Benjamin Griego. A similar matter, entitled Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al, filed on April 12, 2002 in Los Angeles, California, was coordinated

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with Griego in the Superior Court for the County of San Diego on September 10, 2002. The matter involves claims under various consumer protections laws in California challenging certain of the Company’s business practices in that state. The plaintiffs did not allege specific damages, but contend that no proof of actual harm or damage on the part of the individual consumer is necessary to establish recovery for these claims, which the Company vigorously disputes. The court entered a class certification order on March 16, 2004.
      On October 25, 2004, before the court ruled on various pending matters, the Company announced that it had reached a prospective settlement with the plaintiffs to resolve these matters. Under the terms of the settlement, which has now been documented and preliminarily approved by the court, the Company anticipates that it will pay an aggregate of $37.5 million in cash, to be distributed to an agreed-upon class of its customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys fees up to $9.0 million and costs to administer the settlement in amounts to be determined. In addition, the Company anticipates issuing vouchers to qualified class members for two weeks free rent on a new rental agreement for merchandise of their choice. Under the terms of the settlement, the Company is entitled to any undistributed monies up to an aggregate of $8.0 million, with any additional undistributed funds paid to non-profit organizations to be determined. In connection with the settlement, the Company is not admitting liability for its past business practices in California. To account for the aforementioned costs, as well as its own attorneys’ fees, the Company recorded a pre-tax charge of $47.0 million in the third quarter of 2004.
      The terms of the settlement are subject to obtaining final approval from the court. Notice of the settlement was mailed to class members on February 7, 2005, and published in several newspapers on February 16 and 18, 2005. Objections to the settlement are due on March 11, 2005, and the final approval hearing is scheduled for April 8, 2005. The Company expects to fund the entire settlement amount immediately following final approval by the court. While the Company believes that the terms of this settlement are fair, there can be no assurance that the settlement will receive final approval from the court in its present form.
      During the second quarter of 2004, the Company received an inquiry from the California Attorney General regarding its business practices in California with respect to the Company’s cash prices and its membership program. The Company is cooperating with the Attorney General’s office in this inquiry.
      Carey Duron, et. al. v. Rent-A-Center, Inc. This matter is a putative class action filed on August 29, 2003 in the District Court of Jefferson County, Texas by Carey Duron, who alleges the Company violated certain provisions of the Texas Business and Commerce Code relating to late fees charged by the Company under the Company’s rental purchase agreements in Texas. In the complaint, Duron alleges that her contract provided for a percentage late fee greater than that permitted by Texas law, that she was charged and paid a late fee in excess of the amount permitted by Texas law and that the Company had a policy and practice of assessing and collecting late fees in excess of that allowed by Texas law. Duron has not alleged specific damages in the complaint, but seeks to recover actual damages, statutory damages, interest, reasonable attorney’s fees and costs of court.
      When this matter was filed, the Company promptly investigated Duron’s allegations, including the formula it uses to calculate late fees in Texas. While the Company does not believe the formula utilized during this time period violated Texas law, in late 2003, the Company sent written notice to approximately 29,500 of its Texas customers for whom the Company had records and who were potentially adversely impacted by the Company’s calculation. The Company also refunded approximately $37,000 in the aggregate to the customers it could locate. In taking these measures, the Company believes it complied with the curative measures provided for under the Texas statute. The Company also reprogrammed its computer system in Texas to modify the formula by which late fees are calculated.
      On November 26, 2003, the Company filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, the Company was

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notified that the court denied its summary judgment motion and granted Duron’s motion for class certification. The certified class includes the Company’s customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee in excess of the amount permitted by Texas law. The Company appealed the certification order to the Court of Appeals, which it was entitled to do as a matter of right under applicable Texas law. On October 28, 2004, the Court of Appeals reversed the trial court’s certification order and remanded the case back to the trial court. Duron did not perfect an appeal to the Texas Supreme Court, as she was entitled to do, and there has been no activity in the case since the decision by the Court of Appeals.
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
      The Company believes the claims in Duron’s complaint are unfounded and that it has meritorious defenses to the allegations made. Although the Company intends to vigorously defend itself in this case, the Company cannot assure you that it will be found to have no liability in this matter.

State Wage and Hour Class Actions
      The Company is subject to various actions filed against it in the states of Oregon, California and Washington alleging the Company violated the wage and hour laws of such states. As of December 31, 2004, the Company operated 26 stores in Oregon, 163 stores in California and 42 stores in Washington.
      Rob Pucci, et. al. v. Rent-A-Center, Inc. On August 20, 2001, this putative class action was filed against the Company in state court in Multnomah County, Oregon alleging it violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that the Company failed to pay all wages due to its Oregon employees, and various contract claims that the Company promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by the Company within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, the Company filed its motion for summary judgment. On January 15, 2003, the court orally granted the Company’s motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of “time and a half,” but stated that the plaintiffs may recover “straight-time” to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied the Company’s motion for summary judgment on the remaining claims. The Company strongly disagrees with the court’s rulings against its positions and requested that the court grant the Company interlocutory appeal on those matters. The plaintiffs filed a motion for summary judgment seeking to resolve certain factual issues related to the purported class, which was denied on July 1, 2003. On October 10, 2003, the court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal, and issued its written order to that effect on December 9, 2003. The Company subsequently filed a petition for a writ of mandamus with the Oregon Supreme Court, which was denied on January 24, 2004. On June 15, 2004, notice to the class was distributed advising them of their right to opt out of the class. The Company has not been advised that any class member has opted out of the class. The Company intends to continue to challenge the appropriateness of the court’s class certification. On January 31, 2005, plaintiffs filed a partial motion for summary judgment

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regarding their allegation that the Company failed to timely pay wages on termination. The Company’s response to this matter is due on April 14, 2005, and the court has set a hearing on May 11, 2005 to hear this motion. On February 25, 2005, the court denied the Company’s previously filed motion to compel arbitration with respect to class members that signed agreements to arbitrate claims against the Company. The Company is evaluating the possibility of appealing the denial of its motion to compel.
      Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./ Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which the Company views as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at the Company’s request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. The Company’s response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drug Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. No hearing has been scheduled with the trial court with respect to this matter.
      On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, the Company filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted the Company’s demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. The Company filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. The Company subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter.
      Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case, which the Company views as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner’s ruling, to which the Company responded on October 30, 2003. The Court of Appeals denied the plaintiffs’ motion on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. Subsequently, the Company filed motions to dismiss and/or stay the class allegations in each of the county-wide actions. Four of these motions were subsequently granted, permitting the claims to proceed on an individual basis, two of which were later dismissed on

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summary judgment. Accordingly, ten of the county-wide claims are now proceeding as putative county-wide class actions and two are proceeding on an individual plaintiff basis. The Company subsequently filed motions to compel arbitration with respect to 19 individual purported plaintiffs and class representatives in 10 counties, which the applicable courts later granted. Following such motions, approximately 19 purported plaintiffs and class representatives remain with respect to the claims made in the twelve remaining counties. The plaintiff in one of the counties has filed a motion to certify a county-wide class. The Company intends to vigorously oppose class certification.
      Eighteen of the 19 plaintiffs compelled to arbitrate their claims each filed separate putative nationwide class arbitration demands. In response, the Company filed motions to clarify the respective county courts’ orders compelling arbitration. Specifically, the Company asked each county court that previously struck all class allegations to make clear that the arbitration plaintiffs in those counties could not pursue any class claims, and the Company asked each county court in those counties that allowed plaintiffs to plead putative county-wide class claims, to make clear that such plaintiffs could only pursue county-wide claims. The three courts that granted the Company’s motions to compel arbitration and had previously struck all class allegations granted the Company’s motions and ruled that the plaintiffs could not pursue any class arbitration claims. Five courts ruled that the arbitration plaintiffs could only pursue county-wide class arbitration claims, and two of the county courts refused to limit the arbitration plaintiffs’ ability to pursue class arbitration demands. Eighteen of the 19 plaintiffs compelled to arbitrate have filed a demand for arbitration. The Company intends to vigorously oppose these class arbitration demands, including vigorously challenging the ability of the plaintiffs to pursue in arbitration, on a putative nation-wide class basis, claims which were previously premised on Washington state law.
      Although the wage and hour laws and class certification procedures of Oregon, California and Washington contain certain differences that could cause differences in the outcome of the pending litigation in these states, the Company believes the claims of the purported classes involved in each are without merit. The Company cannot assure you, however, that it will be found to have no liability in these matters.
      ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $26.6 million was outstanding as of December 31, 2004. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Note M — Stock Based Compensation
      Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock have been reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to the Company’s employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all options

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have been granted with fixed prices. At December 31, 2004, there were 9,568,868 shares available for issuance under the Plan, of which 5,231,538 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves the Company’s employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company’s employ terminate and become available for re-issuance under the Plan.
      Information with respect to stock option activity related to the Plan is as follows:

	At December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,206,897	$15.78	8,627,690	$14.13	9,894,850	$11.37
Granted	838,500	29.30	1,335,438	23.31	3,483,438	18.97
Exercised	(1,144,295)	14.51	(2,302,494)	12.94	(2,574,660)	10.38
Forfeited	(669,564)	20.55	(1,453,737)	17.37	(2,175,938)	13.78

Outstanding at end of year	5,231,538	$17.62	6,206,897	$15.78	8,627,690	$14.13

Options exercisable at end of year	2,612,207	$13.98	1,922,152	$11.88	2,131,908	$10.85

      The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $12.93, $13.90, and $11.64, respectively, all of which were granted at market value. Information about Plan stock options outstanding at December 31, 2004 is summarized as follows:

	Options Outstanding

		Weighted Average
	Number	Remaining	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price

$0.00 to $2.67	39,750	0.33 years	$2.67
$2.68 to $7.40	113,904	3.29 years	$6.28
$7.41 to $11.40	1,652,897	6.18 years	$9.96
$11.41 to $13.55	664,457	6.15 years	$13.23
$13.56 to $19.62	380,854	6.44 years	$18.34
$19.63 to $32.76	2,255,489	8.31 years	$24.37
$32.77 to $33.34	124,187	9.25 years	$33.34

	5,231,538

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable

	Number	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price

$0.00 to $2.67	39,750	$2.67
$2.68 to $7.40	113,904	$6.28
$7.41 to $11.40	1,271,944	$9.97
$11.41 to $13.55	408,824	$13.12
$13.56 to $19.62	216,779	$18.49
$19.63 to $32.76	530,382	$23.81
$32.77 to $33.34	30,624	$33.34

	2,612,207

      The option data above does not include the 554,012 stock options, with an approximate fair value of $6.1 million, assumed as part of the purchase price for the acquisition of Rent Rite, Inc. in May of 2004. At December 31, 2004, the weighted average remaining contractual life and exercise price for the Rent Rite options, all of which are exercisable, were 5.01 years and $30.62, respectively. No options were issued to non-employees during 2004, 2003 or 2002.
Note N — Employee Benefit Plan
      Rent-A-Center sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. Rent-A-Center may make discretionary matching contributions to the 401(k) plan. During 2004, 2003 and 2002, Rent-A-Center made matching cash contributions of $4.2 million, $4.2 million, and $3.7 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to elect to purchase Rent-A-Center common stock as part of their 401(k) plan. As of December 31, 2004, 2003 and 2002, 16.0%, 19.0% and 14.0%, respectively, of the total plan assets consisted of Rent-A-Center’s common stock.
Note O — Fair Value of Financial Instruments
      The Company’s financial instruments include cash and cash equivalents, senior debt, and subordinated notes payable. The carrying amount of cash and cash equivalents approximates fair value at December 31, 2004 and 2003, because of the short maturities of these instruments. The Company’s senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2004, the fair value of the subordinated notes was $312.0 million, which is $12.0 million above their carrying value of $300.0 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note P — Earnings Per Common Share
      Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share

	(In thousands, except per share data)
Year ended December 31, 2004
Basic earnings per common share	$155,855	78,150	$1.99
Effect of dilutive stock options	—	2,097

Diluted earnings per common share	$155,855	80,247	$1.94

Year ended December 31, 2003
Basic earnings per common share	$181,496	84,139	$2.16
Effect of dilutive stock options	—	3,069

Diluted earnings per common share	$181,496	87,208	$2.08

Year ended December 31, 2002
Basic earnings per common share	$161,961	73,458	$2.20
Effect of dilutive stock options	—	1,237
Effect of preferred dividend	10,212	16,170

Diluted earnings per common share	$172,173	90,865	$1.89

      For 2004, 2003, and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 942,972, 66,250 and 2,186,250, respectively.
Note Q — Unaudited Quarterly Data
      Summarized quarterly financial data for 2004 and 2003 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2004
Revenues	$585,380	$572,985	$569,607		$585,283
Gross profit	422,417	423,831	419,282		428,608
Operating profit	92,659	90,223	24,344	(1)	75,725
Net earnings	52,209	51,194	5,573		46,879
Basic earnings per common share	$0.65	$0.64	$0.07		$0.63
Diluted earnings per common share	$0.63	$0.62	$0.07		$0.61

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2003
Revenues	$566,406	$553,260	$549,825	$558,659
Gross profit	408,416	408,648	403,729	408,491
Operating profit	96,291	97,238	87,502	88,991
Net earnings	50,959	35,300	43,738	51,499
Basic earnings per common share	$0.58	$0.40	$0.54	$0.64
Diluted earnings per common share	$0.57	$0.39	$0.52	$0.62

(1)	Includes the effects of a pre-tax legal settlement charge of $47.0 million associated with the settlement of a class action lawsuit in the state of California

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on the evaluation conducted by management and solely as a result of the failure to file a Form 8-K as described in the paragraph below, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.
      On December 8, 2004, the Compensation Committee of the Board of Directors awarded bonuses with respect to the year ended December 31, 2004, established salaries for the 2005 fiscal year, and adopted a cash bonus program for the 2005 fiscal year in which our named executive officers are eligible to participate. In reviewing the actions taken by the Compensation Committee, management now believes that the adoption by the Compensation Committee of the cash bonus program should have been previously reported by us on a Form 8-K. The information which would have been set forth in the Form 8-K filing is set forth in Item 9B of this report. We have taken remedial steps to improve the communication and procedures with respect to capturing this type of compensation information for future periods, and will continue to evaluate our disclosure controls and procedures in an effort to improve such disclosure controls and procedures where we deem necessary or advisable.
Management’s Annual Report on Internal Control over Financial Reporting
      Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 45 of this report.
Changes in Internal Control over Financial Reporting
      As previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we improved our internal controls pertaining to our financial reporting of tax related matters during that quarter. During the quarter ended December 31, 2004, management and the Audit Committee evaluated these internal controls and determined that no additional action was necessary. For the quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
2005 Compensation Arrangements
      On December 8, 2004, the Compensation Committee of our Board of Directors established the annual base salaries for 2005 (effective as of January 1, 2005) of our named executive officers after a review of performance and competitive market data. In addition, the Compensation Committee authorized the payment of cash bonuses to each of the executive officers in respect of the year ended December 31, 2004. The following table sets forth the 2005 annual base salary and 2004 cash bonus amount for each of our named executive officers (determined by reference to our proxy statement dated April 12, 2004):

	2005 Annual	2004 Cash
Name & Principal Position	Base Salary	Bonus Amount

Mark E. Speese	$685,000	$142,500
Chairman of the Board & Chief Executive Officer
Mitchell E. Fadel	$500,000	$85,500
President & Chief Operating Officer
Robert D. Davis	$295,000	$47,700
Senior Vice President — Finance, Treasurer and Chief Financial Officer
Anthony M. Doll	$251,520	$49,000
Executive Vice President — Operations
Dana F. Goble	$285,668	$47,750
Executive Vice President — Operations
Christopher A. Korst	$270,600	$34,000
Senior Vice President — General Counsel and Secretary
      Also on December 8, 2004, the Compensation Committee adopted a cash bonus program for the 2005 fiscal year. Our named executive officers, other than Mark E. Speese, our Chief Executive Officer, as well as other officers and employees at our corporate office, are eligible to participate in the 2005 bonus program. The 2005 bonus program has not been set forth in a formal plan document. Below is a description of the 2005 bonus program, as adopted by the Compensation Committee.
      The purpose of the 2005 bonus program is to promote the interest of Rent-A-Center and its stockholders by providing key employees with financial rewards upon achievement of specified business objectives, as well as help us attract and retain key employees by providing attractive compensation opportunities linked to performance results.
      Bonuses are capped at a certain percentage of the eligible participant’s base salary, with the percentage depending on the individual’s position within Rent-A-Center. Of the maximum cash bonus amount an eligible participant may earn, 40% is contingent on the achievement by Rent-A-Center of a target amount of after tax profit, and the remaining 60% is subject to the achievement of individual goals and objectives, which are set at the beginning of the fiscal year.

      The target bonus percentage and maximum bonus amount for each named executive officer (other than Mr. Speese) pursuant to the 2005 bonus program is as follows:

	2005 Target	Maximum 2005
Name & Principal Position	Bonus Percentage	Bonus Amount(1)

Mitchell E. Fadel	40%	$200,000
President & Chief Operating Officer
Robert D. Davis	35%	$103,250
Senior Vice President — Finance, Treasurer and Chief Financial Officer
Anthony M. Doll	40%	$100,608
Executive Vice President — Operations
Dana F. Goble	40%	$114,267
Executive Vice President — Operations
Christopher A. Korst	30%	$81,180
Senior Vice President — General Counsel and Secretary

(1)	Assumes (1) the after-tax profit goal for Rent-A-Center is met and (2) 100% achievement of the individual’s goals and objectives.
      The bonus to be paid to our Chief Executive Officer with respect to the 2005 fiscal year will be determined by the Compensation Committee and recommended to the Board of Directors for approval.
      Payment of bonuses (if any) is normally made in January after the end of the performance period during which the bonuses were earned. In order to be eligible for a bonus under the 2005 Bonus Program, eligible participants must be employed on the date on which bonuses are paid. Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.
PART III

Item 10.	Directors and Executive Officers of the Registrant(*)

Item 11.	Executive Compensation(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(*)

Item 13.	Certain Relationships and Related Transactions(*)

Item 14.	Principal Accountant Fees and Services(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2005 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statement Schedules
      The financial statements included in this report are listed in the Index to Financial Statements on page 42 of this report. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.
Exhibits
      The exhibits required to be furnished pursuant to Item 15 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Rent-A-Center, Inc.

By:	/s/ Robert D. Davis

Robert D. Davis
Senior Vice President — Finance,
Treasurer and Chief Financial Officer
Date: March 10, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Speese Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2005

/s/ Mitchell E. Fadel Mitchell E. Fadel	President, Chief Operating Officer and Director	March 10, 2005

/s/ Robert D. Davis Robert D. Davis	Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2005

/s/ Richard K. Armey Richard K. Armey	Director	March 10, 2005

Laurence M. Berg	Director	March 10, 2005

/s/ Mary Elizabeth Burton Mary Elizabeth Burton	Director	March 10, 2005

/s/ Peter P. Copses Peter P. Copses	Director	March 10, 2005

/s/ Andrew S. Jhawar Andrew S. Jhawar	Director	March 10, 2005

/s/ J. V. Lentell J. V. Lentell	Director	March 10, 2005

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
2.2	Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)
4.2	Certificate of Elimination of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.3	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
4.4	Form of Certificate evidencing Series C Preferred Stock (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
4.5	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.6	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
4.7	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
4.8	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.9	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.10	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

Exhibit No.		Description

10	.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.2		First Amendment, dated as of April 22, 2003, to the Amended and Restated Credit Agreement, dated as of August 5, 1998, as amended and restated as of December 31, 2002, among Rent-A-Center, Inc., Rent-A-Center East, Inc., Comerica Bank, as Documentation Agent, Bank of America NA, as Syndication Agent, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.3		Credit Agreement, dated as of May 28, 2003, among Rent-A-Center, Inc., Morgan Stanley Senior Funding Inc., as Documentation Agent, JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.4		Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.5		First Amendment, dated as of May 28, 2003, to the Credit Agreement and the Guarantee and Collateral Agreement, both dated as of May 28, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Remco America, Inc., Get It Now LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C. and Lehman Commercial Paper, Inc., as administrative agent (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
10.6		Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.7		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.8		Fourth Amended and Restated Stockholders Agreement, dated as of July 11, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.9		Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/A filed on September 21, 2004.)
10.10		Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
10.11		Fourth Amendment to Registration Rights Agreement, dated as of July 11, 2003, by and between Rent-A-Center, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.12		Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

Exhibit No.		Description

10.13		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.14		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.15		Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.16		First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
10.17		Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.18		Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc. (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.19		Stock Purchase and Exchange Agreement, dated April 25, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 99(d)(1) to the registrant’s Schedule TO filed on April 28, 2003.)
10	.20†*	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan
10	.21†*	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan
10	.22†*	Summary of Director Compensation
10	.23†*	Summary of Named Executive Officer Compensation
21.1		Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
23	.1*	Consent from Independent Registered Public Accounting Firm
31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.