Form 10-Q
period 2005-03-31
RENT A CENTER INC DE
filed 2005-04-29
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-25370

Rent-A-Center, Inc .

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

YES ☑       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑       NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2004:

Class	Outstanding
Common stock, $.01 par value per share	74,743,061

i

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
	2005	2004
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$518,622	$504,290
Merchandise sales	62,770	59,423
Installment sales	6,584	6,698
Other	1,078	1,080
Franchise
Merchandise sales	11,344	12,464
Royalty income and fees	1,411	1,425

	601,809	585,380

Operating expenses
Direct store expenses
Cost of rentals and fees	112,468	108,543
Cost of merchandise sold	42,067	39,383
Cost of installment sales	2,863	3,145
Salaries and other expenses	334,041	309,084
Franchise cost of merchandise sold	10,866	11,892

	502,305	472,047

General and administrative expenses	19,215	18,186
Amortization of intangibles	2,297	2,488
Litigation reversion	(8,000)	—

Total operating expenses	515,817	492,721

Operating profit	85,992	92,659

Interest expense	10,868	10,359
Interest income	(1,402)	(1,503)

Earnings before income taxes	76,526	83,803

Income tax expense	28,857	31,594

NET EARNINGS	47,669	52,209

Preferred dividends	—	—

Net earnings allocable to common stockholders	$47,669	$52,209

Basic earnings per common share	$0.64	$0.65

Diluted earnings per common share	$0.63	$0.63

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
(In thousands, except share data)	Unaudited
ASSETS
Cash and cash equivalents	$75,246	$58,825
Accounts receivable, net	17,161	16,269
Prepaid expenses and other assets	37,138	65,050
Rental merchandise, net
On rent	610,103	596,447
Held for rent	181,652	162,664
Merchandise held for installment sale	1,423	1,311
Property assets, net	141,991	144,818
Goodwill, net	915,626	913,415
Intangible assets, net	6,961	8,989

	$1,987,301	$1,967,788

LIABILITIES
Accounts payable – trade	$84,987	$94,399
Accrued liabilities	277,618	207,835
Deferred income taxes	130,490	163,031
Senior debt	347,375	408,250
Subordinated notes payable, net of discount	300,000	300,000
Redeemable convertible voting preferred stock	2	2

	1,140,472	1,173,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 102,549,899 and 102,297,937 shares issued in 2005 and 2004, respectively	1,026	1,023
Additional paid-in capital	623,353	618,486
Retained earnings	813,473	765,785
Treasury stock, 27,900,399 shares at cost	(591,023)	(591,023)

	846,829	794,271

	$1,987,301	$1,967,788

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$47,669	$52,209
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	110,735	108,315
Depreciation of property assets	13,263	11,249
Amortization of intangibles	2,297	2,488
Amortization of financing fees	395	474
Deferred income taxes	(32,540)	(24,535)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(142,216)	(119,650)
Accounts receivable, net	(892)	(557)
Prepaid expenses and other assets	27,576	28,032
Accounts payable – trade	(9,412)	23,416
Accrued liabilities	70,684	75,954

Net cash provided by operating activities	87,559	157,395

Cash flows from investing activities

Purchase of property assets	(10,930)	(13,418)
Proceeds from sale of property assets	493	3,246
Acquisitions of businesses, net of cash acquired	(3,813)	(14,101)

Net cash used in investing activities	(14,250)	(24,273)

Cash flows from financing activities

Purchase of treasury stock	—	(8,366)
Exercise of stock options	3,987	5,694
Repayments of debt	(60,875)	(1,000)

Net cash used in financing activities	(56,888)	(3,672)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,421	129,450

Cash and cash equivalents at beginning of period	58,825	143,941

Cash and cash equivalents at end of period	$75,246	$273,391

Supplemental cash flow information
Cash paid during the period for:
Interest	$5,069	$3,727
Income taxes	$821	$592

During the first three months of 2005 and 2004, the Company paid dividends on its preferred stock of approximately $19.00 in cash.

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

At March 31, 2005, we operated 2,863 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and five stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2005, ColorTyme had 307 franchised stores operating in 40 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

Cost of Rentals and Fees. Cost of rentals and fees has replaced depreciation of rental merchandise on the Consolidated Statement of Earnings. The additional costs included in this classification relate to our membership programs commenced in 2004. Depreciation of rental merchandise is separately identified in Note 2 in the Notes to the Consolidated Financial Statements later in this report.

Stock Based Compensation. Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights or restricted stock grants and all options have been granted with fixed prices. At March 31, 2005, there were 9,316,706 shares available for issuance under the Plan, of which 5,163,936 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. In addition, vested options not exercised within 90 days from the date the optionee leaves our employ generally terminate and become available for re-issuance under the Plan.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Rent-A-Center accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If Rent-A-Center had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation, net earnings and earnings per share would have decreased as illustrated by the following table:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$47,669	$52,209
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax expense	3,077	3,176

Pro forma	$44,592	$49,033

Basic earnings per common share
As reported	$0.64	$0.65
Pro forma	$0.60	$0.61

Diluted earnings per common share
As reported	$0.63	$0.63
Pro forma	$0.59	$0.59

For all options granted prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.2%, risk-free interest rate of 2.9%, expected lives of four years in 2004, and no dividend yield. For options granted on or after April 1, 2004, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 53.5%, a risk-free interest rate of 2.8%, no dividend yield and an expected life of four years. Had we changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2004 rather than April 1, 2004, the impact would not have been significant.

New Accounting Pronouncements. In December 2004, the FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005.

We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown above for the pro forma net earnings and earnings per share amounts for the first quarter of 2005 and 2004 as if we had used a fair-value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statement of earnings and earnings per share, but no impact on our financial condition or cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES

2.	Reconciliation of Merchandise Inventory.

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	(In thousands)
Beginning merchandise value	$760,422	$682,367
Inventory additions through acquisitions	1,275	4,200
Purchases	204,858	177,261
Depreciation of rental merchandise	(110,735)	(108,315)
Cost of goods sold	(44,930)	(42,528)
Skips and stolens	(13,747)	(12,613)
Other inventory deletions(1)	(3,965)	(2,470)

Ending merchandise value	$793,178	$697,902

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

3.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		March 31, 2005		December 31, 2004
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$2,625	$3,000	$2,550
Non-compete agreements	3	5,872	3,503	5,902	3,197
Customer relationships	1.5	30,950	26,733	30,644	24,810

Total		39,822	32,861	39,546	30,557
Intangible assets not subject to amortization
Goodwill		1,014,788	99,162	1,012,577	99,162

Total intangibles		$1,054,610	$132,023	$1,052,123	$129,719

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2005	$5,329
2006	1,531
2007	101
2008	—

Total	$6,961

RENT-A-CENTER, INC. AND SUBSIDIARIES

Changes in the net carrying amount of goodwill are as follows:

	At March 31, 2005	At December 31, 2004
	(In thousands)
Balance as of January 1,	$913,415	$788,059
Additions from acquisitions	2,230	112,209
Post purchase price allocation adjustments	(19)	13,147

Balance as of the end of the period	$915,626	$913,415

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

4.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

	Three Months Ended March 31, 2005
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$47,669	74,558	$0.64
Effect of dilutive stock options		1,514

Diluted earnings per common share	$47,669	76,072	$0.63

	Three Months Ended March 31, 2004
	Net earnings	Shares	Per share
Basic earnings per common share	$52,209	80,285	$0.65
Effect of dilutive stock options		2,602

Diluted earnings per common share	$52,209	82,887	$0.63

For the three months ended March 31, 2005 and 2004, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 1,871,475 and 64,750, respectively.

5.	Subsidiary Guarantors.

7 1/2% Senior Subordinated Notes. On May 6, 2003, Rent-A-Center issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors (the “Subsidiary Guarantors”) and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of certain outstanding notes.

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

6.	Common and Preferred Stock Transactions.

On October 24, 2003, we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $300.0 million. As of March 31, 2005, we had purchased a total of 8,525,300 shares of our common stock for an aggregate of $237.6 million under our new common stock repurchase program. No repurchases were made in the first quarter of 2005.

7.	Acquisitions.

During the first quarter of 2005, we acquired three stores, accounts from 10 additional locations, opened 10 new stores, and closed 25 stores. Of the closed stores, 22 were merged with existing store locations, and three stores were sold. The additional stores and acquired accounts were the result of nine separate transactions for an aggregate price of approximately $3.8 million in cash.

8.	Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $26.6 million was outstanding as of March 31, 2005.

Other guarantees. We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally, our letters of credit are renewed automatically every year unless we notify the institution not to renew. At March 31, 2005, we had $104.6 million in outstanding letters of credit under our senior credit facilities, all of which is supported by our $250.0 million revolving facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

9.	Refinancing of Senior Debt.

On July 14, 2004, we refinanced our then existing senior secured debt by entering into new $600.0 million senior credit facilities. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay our existing senior term debt. During the first quarter of 2005, we repaid all amounts drawn under our revolving credit facility.

10.	Subsequent Events.

On April 12, 2005, the settlement of the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al litigation pending in California received final approval from the court. Under the terms of the settlement approved by the court, we agreed to pay the plaintiffs’ attorneys’ fees, as well as an aggregate of up to $37.5 million in cash. This settlement amount is to be distributed to the class of eligible customers who entered into rental-purchase agreements with us anytime from February 1, 1999 through October 31, 2004, with Rent-A-Center being entitled to any undistributed monies in the settlement fund up to an aggregate of $8.0 million, with any additional undistributed funds being paid to non-profit organizations. As a result of the response rate to the notice of the settlement mailed to class members on February 7, 2005, the parties agreed that we could retain the $8.0 million reversion, rather than deposit it as part of the settlement fund. Accordingly, on April 22, 2005, we paid $29.5 million to fund the settlement, as well as $9.0 million in attorneys’ fees, for a total of $38.5 million in cash. To account for the retention of the $8.0 million reversion and resulting reduction in our settlement liability, we recorded an $8.0 million pre-tax credit during the first quarter of 2005. Please refer to “Legal Proceedings” later in this report.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	interest rates;

•	our ability to collect on our rental purchase agreements;

•	our ability to enter into new rental purchase agreements;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in our effective tax rate;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Our Business

We are the largest rent-to-own operator in the United States with an approximate 35% market share based on store count. At March 31, 2005, we operated 2,863 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and five stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2005, ColorTyme had 307 franchised stores in 40 states, 295 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

We plan to accomplish our future growth through selective and opportunistic acquisitions of existing rent-to-own stores, and development of new rent-to-own stores. Typically, a newly opened rent-to-own store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $500,000, with roughly 75% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. In addition, we strategically open or acquire stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. This planned cannibalization may negatively impact our same store revenue. There can be no assurance that we will open any new rent-to-own stores in the future, or as to the number, location or profitability thereof.

Furthermore, we are evaluating other growth strategies, including offering additional products and services designed to appeal to our customer demographic, both through our new and existing rent-to-own stores as well as the entry into additional lines of business. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial products or services, or that such operations, should they be added, will prove to be profitable.

Recent Developments

On April 12, 2005, the settlement of the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al litigation pending in California received final approval from the court. Under the terms of the settlement approved by the court, we agreed to pay the plaintiffs’ attorneys’ fees, as well as an aggregate of up to $37.5 million in cash. This settlement amount is to be distributed to the class of eligible customers who entered into rental-purchase agreements with us anytime from February 1, 1999 through October 31, 2004, with Rent-A-Center being entitled to any undistributed monies in the settlement fund up to an aggregate of $8.0 million, with any additional undistributed funds being paid to non-profit organizations. As a result of the response rate to the notice of the settlement mailed to class members on February 7, 2005, the parties agreed that we could retain the $8.0 million reversion, rather than deposit it as part of the settlement fund. Accordingly, on April 22, 2005, we paid $29.5 million to fund the settlement, as well as $9.0 million in attorneys’ fees, for a total of $38.5 million in cash. To account for the retention of the $8.0 million reversion and resulting reduction in our settlement liability, we recorded an $8.0 million pre-tax credit during the first quarter of 2005. Please refer to “Legal Proceedings” later in this report.

As of April 27, 2005, we have acquired two stores and accounts from one additional location, opened six new stores and closed six stores during the second quarter of 2005. Of the closed stores, five were merged with existing locations, and one was sold. It is our intention to increase the number of rent-to-own stores we operate by an average of approximately 5 to 10% per year over the next several years.

Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual

RENT-A-CENTER, INC. AND SUBSIDIARIES

results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.

Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers’ compensation, general liability, auto liability and employee health insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.

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

As of the quarter ended March 31, 2005, the net amount accrued for losses within our self-insured retentions was $90.3 million, as compared to $77.5 million at March 31, 2004. The increase in the net amount accrued for the 2005 period is a result of store growth, increased number of employees, increases in health care costs, new claims made during the period, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.

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

Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. For the quarter ended March 31, 2005, we had accrued $39.0 million in connection with the settlement of the Griego/Carrillo matter, and an additional $1.8 million for probable litigation costs with respect to our other outstanding litigation (other than the Griego/Carrillo matter) as compared to $2.8 million for the quarter ended March 31, 2004. The amounts accrued, relating to the settlement in the Griego/Carrillo matter, and anticipated legal fees and expenses with respect to our remaining outstanding litigation (other than Griego/Carrillo), represent our estimate of the probable liabilities with respect to such litigation. The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation, could effect our assumptions and thus, our accrual.

If we make changes to our accruals in any of these areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.2 million in our estimates would result in a corresponding $.01 change in our earnings per share.

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

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Store Revenue. Total store revenue increased by $17.6 million, or 3.1%, to $589.1 million for the three months ended March 31, 2005 as compared to $571.5 million for the three months ended March 31, 2004. The increase in total store revenue is primarily attributable to approximately $43.1 million in incremental revenue from new stores and acquisitions, net of stores sold and the effects of merged stores, during the first three months of 2005 as compared to 2004, offset by a decrease in same store sales of 5.0%.

Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending March 31, 2005 and 2004, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $25.5 million, or 5.0%, to $486.5 million for the three months ended March 31, 2005 as compared to $512.0 million in 2004. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during the first three months of 2005 as compared to the first three months of 2004.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Franchise Revenue. Total franchise revenue decreased by $1.1 million, or 8.2%, to $12.8 million for the three months ended March 31, 2005 as compared to $13.9 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 19 fewer franchised locations, on a weighted average basis, operating in the first quarter of 2005 as compared to the first quarter of 2004. The number of locations has declined as a result of fewer new franchise stores, together with the purchase of 27 franchise locations by other Rent-A-Center subsidiaries since March 31, 2004.

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Depreciation of rental merchandise, which accounts for 98.5% of the cost of rentals and fees for the three months ended March 31, 2005, increased by $2.4 million, or 2.2%, to $110.7 million for the three months ended March 31, 2005 as compared to $108.3 million in 2004. This increase is a result of an increase in rental revenue for the first three months of 2005 compared to the first three months of 2004. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue decreased slightly to 21.4% in 2005 from 21.5% for the same period in 2004.

Cost of Merchandise Sold. Cost of merchandise sold increased by $2.7 million, or 6.8%, to $42.1 million for the three months ended March 31, 2005 as compared to $39.4 million in 2004. This increase was primarily a result of an increase in the number of items sold during the first quarter of 2005 as compared to the first quarter 2004. The gross margin percent of merchandise sales decreased slightly to 33.0% in 2005 from 33.7% in 2004.

Salaries and Other Expenses. Salaries and other expenses increased by $24.9 million, or 8.1%, to $334.0 million for the three months ended March 31, 2005 as compared to $309.1 million in 2004. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2005 period. For the three months ended March 31, 2005, there were 216 more stores, on a weighted average basis, operating during the period as compared to 2004. Salaries and other expenses expressed as a percentage of total store revenue increased to 56.7% for the three months ended March 31, 2005 from 54.1% in 2004. This percentage increase was primarily attributable to the decrease in same store sales during the first three months of 2005 as compared to 2004.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.0 million, or 8.6%, to $10.9 million for the three months ended March 31, 2005 as compared to $11.9 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 19 fewer franchised locations, on a weighted average basis, operating in the first quarter of 2005 as compared to the first quarter of 2004. The number of locations has declined as a result of fewer new franchise stores, together with the purchase of 27 franchise locations by other Rent-A-Center subsidiaries since March 31, 2004.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 5.7%, to $19.2 million for the three months ended March 31, 2005, as compared to $18.2 million for the first three months of 2004. General and administrative expenses expressed as a percentage of total revenue increased to 3.2% for the three months ending March 31, 2005 as compared to 3.1% for the three months ending March 31, 2004.

Operating Profit. Operating profit decreased by $6.7 million, or 7.2%, to $86.0 million for the three months ended March 31, 2005 as compared to $92.7 million in 2004. Excluding the pre-tax litigation reversion of $8.0 million recorded in the first quarter of 2005, operating profit decreased by $14.7 million, or 16.0%, to $78.0 million for the three months ended March 31, 2005 as compared to $92.7 million in 2004. Operating profit as a percentage of total revenue decreased to 13.0% for the three months ended March 31, 2005 before the pre-tax litigation reversion, from 15.8% in the first quarter of 2004. These decreases were primarily attributable to the increase in salaries and other expenses and the decrease in same store sales during the first quarter of 2005 versus 2004 as discussed above.

Net Earnings. Net earnings decreased by $4.5 million, or 8.7%, to $47.7 million for the three months ended March 31, 2005 as compared to $52.2 million in 2004. Excluding the pre-tax litigation reversion of $8.0 million recorded in the first quarter of 2005, net earnings decreased by $9.5 million, or 18.3%, to $42.7 million for the three months ended March 31, 2005 as compared to $52.2 million in 2004. This decrease was primarily attributable to the increase in salaries and other expenses and the decrease in same store sales during the first quarter of 2005 versus 2004 as discussed above.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash provided by operating activities decreased by $69.8 million to $87.6 million for the three months ending March 31, 2005 as compared to $157.4 million in 2004. This decrease resulted primarily from the decrease in net earnings, a decrease in our deferred income taxes related to the reversal of the cash benefit related to the Jobs and Growth Tax Relief Reconciliation Act of 2003 discussed later in this report, an increase in inventory purchases related to our increased store base and a decrease in the change in our outstanding liabilities during the first three months of 2005 as compared to the first three months of 2004.

Cash used in investing activities decreased by $10.0 million to $14.3 million during the three month period ending March 31, 2005 as compared to $24.3 million in 2004. This decrease is primarily attributable to a decrease in acquisitions during the first quarter of 2005 as compared to 2004.

Cash used in financing activities increased by $53.2 million to $56.9 million during the three month period ending March 31, 2005 as compared to $3.7 million in 2004. This increase is a result of the repayment of $60.9 million in debt during the first quarter of 2005 offset by the absence of stock repurchases during the first three months of 2005 as compared to $8.4 million repurchased in the first quarter of 2004.

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

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs into 2006. Our revolving credit facilities, including our $10.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $260.0 million, of which $155.4 million was available at April 27, 2005. At April 27, 2005, we had approximately $26.2 million in cash. To the extent we have available cash that is not necessary for store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

Our senior credit facilities and the indenture governing our 7 1/2% notes contain certain change in control provisions. A change in control would result in an event of default under our senior credit facilities, and, pursuant to the underlying indenture would also require us to offer to repurchase all of our 7 1/2% notes at 101% of their principal amount, plus accrued interest, if any, to the date of repurchase. Provisions of our senior credit facilities restrict the repurchase of all of our 7 1/2% notes. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the 7 1/2% notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

Litigation. On April 12, 2005, the settlement of the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al litigation received final approval from the court. Under the terms of the settlement approved by the court, we agreed to pay the plaintiffs’ attorneys’ fees, as well as an aggregate of up to $37.5 million in cash. The settlement amount is to be distributed to the class of eligible customers who entered into rental-purchase agreements with us anytime from February 1, 1999 through October 31, 2004, with Rent-A-Center being entitled to any undistributed monies in the settlement fund up to an aggregate of $8.0 million, with any additional undistributed funds being paid to non-profit organizations. As a result of the response rate to the notice of the settlement mailed to class members on February 7, 2005, the parties agreed that we could retain the $8.0 million reversion, rather than deposit it as part of the settlement fund. Accordingly, on April 22, 2005, we paid $29.5 million to fund the settlement, as well as $9.0 million in attorneys’ fees, for a total of $38.5 million in cash. To account for the retention of the $8.0 million reversion and resulting reduction in our settlement liability, we recorded an $8.0 million pre-tax credit during the first quarter of 2005.

Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to “Legal Proceedings” later in this report.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Income Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from having a lower current cash tax obligation, which in turn provided additional cash flows from operations. We estimate that our operating cash flow increased by approximately $106.3 million through 2004 from the accelerated tax depreciation deductions and the associated deferred tax liabilities have begun to reverse over a three year period beginning in 2005, of which approximately 75% will reverse in 2005, 20% will reverse in 2006 and the remainder will reverse in 2007. We expect to pay approximately $115.0 million in taxes during the remainder of 2005.

Rental Merchandise Purchases. We purchased $204.9 million and $177.3 million of rental merchandise during the three month periods ending March 31, 2005 and 2004, respectively.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $10.9 million and $13.4 million on capital expenditures during the three month periods ending March 31, 2005 and 2004, respectively, and expect to spend approximately $49.1 million for the remainder of 2005.

Acquisitions and New Store Openings. During the first quarter of 2005, we acquired three stores, accounts from 10 additional locations, opened 10 new stores, and closed 25 stores. Of the closed stores, 22 were merged with existing store locations, and three stores were sold. The acquired stores and accounts were the result of nine separate transactions for an aggregate price of approximately $3.8 million in cash. As of April 27, 2005, we have acquired two stores and accounts from one additional location, opened six new stores and closed six stores during the second quarter of 2005. Of the closed stores, five were merged with existing locations, and one was sold. For the entire year ending December 31, 2005, we intend to add approximately 5-10% to our store base by opening approximately 70-80 new store locations as well as pursuing opportunistic acquisitions.

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

Senior Credit Facilities. On July 14, 2004, we announced the completion of the refinancing of our senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay our old senior term debt. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $104.6 million had been utilized as of April 27, 2005. During the first quarter of 2005, we repaid all amounts drawn under our revolving facility and as of April 27, 2005, $145.4 million was available under our revolving facility. The revolving credit facility expires in July 2009 and the term loan expires in 2010.

The table below shows the scheduled maturity dates of our senior debt outstanding at March 31, 2005.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2005	$2,625
2006	3,500
2007	3,500
2008	3,500
2009	168,000
Thereafter	166,250

$347,375

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.75%. The Eurodollar rate was 3.04% at April 27, 2005. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to the term loans under our senior credit facilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at March 31, 2005:

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	2.75:1	1.54:1
Minimum consolidated interest coverage ratio	No less than	4.00:1	9.83:1
Minimum fixed charge coverage ratio	No less than	1.50:1	2.40:1

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

7 1/2% Senior Subordinated Notes. On May 6, 2003, we issued $300.0 million in senior subordinated notes due 2010, bearing interest at 7 1/2%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of certain outstanding notes.

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

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $26.6 million was outstanding as of March 31, 2005. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Repurchases of Outstanding Securities. On October 24, 2003, we announced that our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $300.0 million. As of March 31, 2005, we had purchased a total of 8,525,300 shares of our common stock for an aggregate of $237.6 million under this common stock repurchase program, none of which were repurchased in the first quarter of 2005.

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

Effect of New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) enacted SFAS 123R, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005.

We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in Note 1 to our consolidated financial statements for the pro forma net earnings and earnings per share amounts for the first quarter of 2005 and 2004 as if we had used a fair-value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statement of earnings and earnings per share, but no impact on our financial condition or cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2005, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2% and $347.4 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at March 31, 2005 was $300.0 million. Unlike the subordinated notes, the $347.4 million in term loans have variable interest rates indexed to current Eurodollar rates. As of March 31, 2005, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in internal controls. For the quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. The plaintiffs filed response briefs to these motions on October 6, 2004, to which we filed a reply brief on November 18, 2004, and the other defendants filed reply briefs on November 17, 2004. A hearing on the pending motions was held on April 14, 2005.

We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

Benjamin Griego, et al. v. Rent-A-Center, Inc., et al. This matter is a state-wide class action originally filed in San Diego, California on January 21, 2002 by Benjamin Griego. A similar matter, entitled Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al, filed on April 12, 2002 in Los Angeles, California, was coordinated with Griego in the Superior Court for the County of San Diego on September 10, 2002. The matter involves claims under various consumer protection laws in California challenging certain of our business practices in that state. The plaintiffs did not allege specific damages, but contended that no proof of actual harm or damage on the part of the individual consumer was necessary to establish recovery for these claims, which we vigorously disputed. The court entered a class certification order on March 16, 2004.

On October 25, 2004, before the court ruled on various pending matters, we announced that we had reached a prospective settlement with the plaintiffs to resolve these matters. Under the terms of the settlement, we agreed to pay an aggregate of up to $37.5 million in cash, to be distributed to an agreed-upon class of our customers from February 1999 through October 2004, as well as the plaintiffs’ attorneys’ fees up to $9.0 million and costs to administer the settlement in amounts to be determined. In addition, we agreed to issue vouchers to qualified class members for two weeks free rent on a new rental agreement for merchandise of their choice. Under the terms of the settlement, we are entitled to any undistributed monies up to an aggregate of $8.0 million, with any additional undistributed funds paid to non-profit organizations to be determined. In connection with the settlement, we are not admitting liability for our past business practices in California. To account for the aforementioned costs, as well as our own attorneys’ fees, we recorded a pre-tax charge of $47.0 million in the third quarter of 2004.

On April 12, 2005, the settlement received final approval from the court. As a result of the response rate to the notice of the settlement mailed to class members on February 7, 2005, the parties agreed that we could retain the $8.0 million reversion, rather than deposit it as part of the settlement fund. Accordingly, on April 22, 2005, we paid $29.5 million to fund the settlement, as well as $9.0 million in attorneys’ fees, for a total of $38.5 million in cash. To account for the retention of the $8.0 million reversion and resulting reduction in our settlement liability, we recorded an $8.0 million pre-tax credit during the first quarter of 2005.

During the second quarter of 2004, we received an inquiry from the California Attorney General regarding our business practices in California with respect to our cash prices and our membership program. We met with representatives of the Attorney General’s office during the first quarter of 2005 and provided additional information with respect to our membership program as requested. We are continuing to discuss these issues with the Attorney General’s office.

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

On November 26, 2003, we filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, we were notified that the court denied our summary judgment motion and granted Duron’s motion for class certification. The certified class includes our customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee in excess of the amount permitted by Texas law. We appealed the certification order to the Court of Appeals, which we were entitled to do as a matter of right under applicable Texas law. On October 28, 2004, the Court of Appeals reversed the trial court’s certification order and remanded the case back to the trial court. Duron did not perfect an appeal to the Texas Supreme Court, as she was entitled to do, and she has not taken any further action in the case since the decision by the Court of Appeals.

We believe the claims in Duron’s complaint are unfounded and that we have meritorious defenses to the allegations made. Although we intend to vigorously defend ourselves in this case, we cannot assure you that we will be found to have no liability in this matter.

State Wage and Hour Class Actions

We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of March 31, 2005, we operated 27 stores in Oregon, 160 stores in California and 43 stores in Washington.

Rob Pucci, et. al. v. Rent-A-Center, Inc. On August 20, 2001, this putative class action was filed against us in state court in Multnomah County, Oregon alleging we violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that we failed to pay all wages due to our Oregon employees, and various contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees. On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, we filed our motion for summary judgment. On January 15, 2003, the court orally granted our motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of “time and a half,” but stated that the plaintiffs may recover “straight-time” to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied our motion for summary judgment on the remaining claims. We strongly disagree with the court’s rulings against our positions and requested that the court grant us interlocutory appeal on those matters. The plaintiffs filed a motion for summary judgment seeking to resolve certain factual issues related to the

RENT-A-CENTER, INC. AND SUBSIDIARIES

purported class, which was denied on July 1, 2003. On October 10, 2003, the court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal, and issued its written order to that effect on December 9, 2003. We subsequently filed a petition for a writ of mandamus with the Oregon Supreme Court, which was denied on January 24, 2004. On June 15, 2004, notice to the class was distributed advising them of their right to opt out of the class. We have not been advised that any class member has opted out of the class. We intend to continue to challenge the appropriateness of the court’s class certification. On January 31, 2005, the plaintiffs filed a partial motion for summary judgment regarding their allegation that we failed to timely pay wages on termination. Our response to this motion is currently due on May 27, 2005. On February 25, 2005, the court denied our motion to compel arbitration with respect to class members that signed agreements to arbitrate claims against us. In addition, the court rejected our proposal to enter an order permitting interlocutory appeal. No appeal of right is permitted under Oregon state law and we do not intend to seek a writ of mandamus directing the court to permit an interlocutory appeal.

On March 17, 2005, Pucci class members Jeremy Chess and Chad Clemmons filed an amended class action complaint entitled Jeremy Chess et al. v. Rent-A-Center, Inc. et al, alleging similar claims as the plaintiffs in Pucci and seeking unspecified statutory and contractual damages and penalties, as well as injunctive relief. The Chess plaintiffs seek to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims. On April 15, 2005, we filed pleadings removing the case to the federal court for the District of Oregon under the newly enacted Class Action Fairness Act of 2005. The Chess plaintiffs are represented by the same attorneys as the Pucci plaintiffs. We intend to vigorously oppose this lawsuit, including any attempts by the plaintiffs to seek class certification.

Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. No hearing has been scheduled with the trial court with respect to this matter.

On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, we filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. We filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. We subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter. On March 16, 2005, the court lifted the stay and on April 12, 2005, we answered the amended complaint. No discovery has occurred to date, and no deadlines are pending.

Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a

RENT-A-CENTER, INC. AND SUBSIDIARIES

motion seeking to modify the Commissioner’s ruling, to which we responded on October 30, 2003. The Court of Appeals denied the plaintiffs’ motion on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. Subsequently, we filed motions to dismiss and/or stay the class allegations in each of the county-wide actions, and we also filed motions for summary judgment in various counties with respect to the individual claims of some of the plaintiffs. Following disposition of these motions by the applicable courts, approximately 13 individual plaintiffs and class representatives remain with respect to the claims made in 11 counties. Nine of these county-wide claims are now proceeding as putative county-wide class actions and two are proceeding on an individual plaintiff basis. Certain plaintiffs have appealed some of the orders granting summary judgment. The plaintiff in one of the 11 counties has filed a motion to certify a county-wide class. We intend to vigorously oppose class certification.

We also filed motions to compel arbitration with respect to 20 individual purported plaintiffs and class representatives in 10 counties. Nineteen of these motions to compel arbitration have been granted. One is still pending. Certain plaintiffs have appealed one of these orders compelling arbitration. The 19 arbitration plaintiffs filed separate putative nationwide class arbitration demands. In response, we filed motions to clarify the respective county courts’ orders compelling arbitration. Specifically, we asked each county court that previously struck all class allegations to make clear that the arbitration plaintiffs in those counties could not pursue any class claims, and we asked each county court in those counties that allowed plaintiffs to plead putative county-wide class claims, to make clear that such plaintiffs could only pursue county-wide claims. The three courts that granted our motions to compel arbitration and had previously struck all class allegations granted our motions and ruled that the plaintiffs could not pursue any class arbitration claims. Five courts ruled that the arbitration plaintiffs could only pursue county-wide class arbitration claims, and two of the county courts refused to limit the arbitration plaintiffs’ ability to pursue class arbitration demands. We intend to vigorously oppose these class arbitration demands, including vigorously challenging the ability of the plaintiffs to pursue in arbitration, on a putative nation-wide class basis, claims which were previously premised on purported violations of Washington state law.

Although the wage and hour laws and class certification procedures of Oregon, California and Washington contain certain differences that could cause differences in the outcome of the pending litigation in these states, we believe the claims of the purported classes involved in each are without merit and we intend to vigorously oppose each of these cases. We cannot assure you, however, that we will be found to have no liability in these matters.

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

Robert D. Davis
Senior Vice President-Finance,
Chief Financial Officer and Treasurer

Date: April 29, 2005

RENT-A-CENTER, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
2.2	Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)
4.2	Certificate of Elimination of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.3	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
4.4	Form of Certificate evidencing Series C Preferred Stock (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
4.5	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.6	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
4.7	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
4.8	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.9	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.10	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.2	Credit Agreement, dated as of May 28, 2003, among Rent-A-Center, Inc., Morgan Stanley Senior Funding Inc., as Documentation Agent, JPMorgan Chase Bank and Bear, Stearns & Co. Inc., each as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.3	Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Rent-A-Center, Inc., Rent-A-Center East, Inc. and certain of its Subsidiaries in favor of Lehman Commercial Paper Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.4	First Amendment, dated as of May 28, 2003, to the Credit Agreement and the Guarantee and Collateral Agreement, both dated as of May 28, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Remco America, Inc., Get It Now LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C. and Lehman Commercial Paper, Inc., as administrative agent (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
10.5	Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.6	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.7	Fourth Amended and Restated Stockholders Agreement, dated as of July 11, 2003, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.8	Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/A filed on September 21, 2004.)
10.9	Registration Rights Agreement, dated August 5, 1998, by and between Renters Choice, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
10.10	Fourth Amendment to Registration Rights Agreement, dated as of July 11, 2003, by and between Rent-A-Center, Inc., Apollo Investment Fund IV, L.P., and Apollo Overseas Partners IV, L.P. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.11	Registration Rights Agreement, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and Lehman Commercial Paper Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc., as Initial Purchasers (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.12	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.13	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.14	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.15	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
10.16	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.17	Purchase Agreement, dated May 1, 2003, among Rent-A-Center, Inc., Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P., Rent-A-Center Texas, L.L.C., Lehman Brothers Inc., J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., UBS Warburg LLC and Wachovia Securities, Inc. (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.18+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.19+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.20+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10.21+	Summary of Named Executive Officer Compensation (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+Management contract or compensatory plan or arrangement

*Filed herewith.