Form 10-Q
period 2005-06-30
RENT A CENTER INC DE
filed 2005-07-29
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

YES ☑	NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑	NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2004:

Class	Outstanding

Common stock, $.01 par value per share	74,825,058

 i

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Three months ended June 30,
	2005	2004
	Unaudited
Revenues
Store
Rentals and fees	$526,639	$520,593
Merchandise sales	37,498	34,599
Installment sales	6,618	5,801
Other	997	967
Franchise
Merchandise sales	7,443	9,668
Royalty income and fees	1,383	1,357

	580,578	572,985

Operating expenses
Direct store expenses
Cost of rentals and fees	114,068	112,743
Cost of merchandise sold	28,225	24,720
Cost of installment sales	2,750	2,477
Salaries and other expenses	332,939	311,058
Franchise cost of merchandise sold	7,163	9,214

	485,145	460,212

General and administrative expenses	20,290	19,392
Amortization of intangibles	2,155	3,158

Total operating expenses	507,590	482,762

Operating profit	72,988	90,223

Interest expense	10,786	10,252
Interest income	(1,351)	(1,488)

Earnings before income taxes	63,553	81,459

Income tax expense	21,811	30,265

NET EARNINGS	41,742	51,194

Preferred dividends	—	—

Net earnings allocable to common stockholders	$41,742	$51,194

Basic earnings per common share	$0.56	$0.64

Diluted earnings per common share	$0.55	$0.62

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Six months ended June 30,
	2005	2004
	Unaudited
Revenues
Store
Rentals and fees	$1,045,261	$1,024,883
Merchandise sales	100,268	94,022
Installment sales	13,202	12,499
Other	2,075	2,047
Franchise
Merchandise sales	18,787	22,132
Royalty income and fees	2,794	2,782

	1,182,387	1,158,365

Operating expenses
Direct store expenses
Cost of rentals and fees	226,536	221,286
Cost of merchandise sold	70,292	64,103
Cost of installment sales	5,613	5,622
Salaries and other expenses	666,980	620,142
Franchise cost of merchandise sold	18,029	21,106

	987,450	932,259

General and administrative expenses	39,505	37,578
Amortization of intangibles	4,452	5,646
Litigation reversion	(8,000)	—

Total operating expenses	1,023,407	975,483

Operating profit	158,980	182,882

Interest expense	21,654	20,611
Interest income	(2,753)	(2,991)

Earnings before income taxes	140,079	165,262

Income tax expense	50,668	61,859

NET EARNINGS	89,411	103,403

Preferred dividends	—	—

Net earnings allocable to common stockholders	$89,411	$103,403

Basic earnings per common share	$1.20	$1.29

Diluted earnings per common share	$1.18	$1.25

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30,	December 31,
	2005	2004
	Unaudited
ASSETS
Cash and cash equivalents	$25,119	$58,825
Accounts receivable, net	16,508	16,269
Prepaid expenses and other assets	52,566	65,050
Rental merchandise, net On rent	574,080	596,447
Held for rent	197,639	162,664
Merchandise held for installment sale	2,184	1,311
Property assets, net	141,323	144,818
Goodwill, net	916,200	913,415
Intangible assets, net	5,174	8,989

	$1,930,793	$1,967,788

LIABILITIES
Accounts payable — trade	$44,957	$94,399
Accrued liabilities	199,571	207,835
Deferred income taxes	132,503	163,031
Senior debt	364,500	408,250
Subordinated notes payable	300,000	300,000
Redeemable convertible voting preferred stock	—	2

	1,041,531	1,173,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 102,830,933 and 102,297,937 shares issued in 2005 and 2004, respectively	1,028	1,023
Additional paid-in capital	628,054	618,486
Retained earnings	855,215	765,785
Treasury stock, 28,067,799 and 27,900,399 shares at cost in 2005 and 2004, respectively	(595,035)	(591,023)

	889,262	794,271

	$1,930,793	$1,967,788

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2005	2004
	Unaudited
Cash flows from operating activities
Net earnings	$89,411	$103,403
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	222,839	220,428
Depreciation of property assets	26,534	23,083
Amortization of intangibles	3,733	5,646
Amortization of financing fees	801	424
Deferred income taxes	(30,528)	(15,418)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(233,488)	(209,329)
Accounts receivable, net	(238)	9
Prepaid expenses and other assets	32,855	20,508
Accounts payable — trade	(49,442)	(2,875)
Accrued liabilities	(6,307)	53,810

Net cash provided by operating activities	56,170	199,689

Cash flows from investing activities
Purchase of property assets	(23,932)	(34,853)
Proceeds from sale of property assets	892	3,336
Acquisitions of businesses, net of cash acquired	(26,707)	(155,953)

Net cash used in investing activities	(49,747)	(187,470)

Cash flows from financing activities

Purchase of treasury stock	(4,012)	(77,266)
Exercise of stock options	7,633	9,270
Proceeds from debt	18,000	—
Repayments of debt	(61,750)	(2,000)

Net cash used in financing activities	(40,129)	(69,996)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,706)	(57,777)
Cash and cash equivalents at beginning of period	58,825	143,941

Cash and cash equivalents at end of period	$25,119	$86,164

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Supplemental cash flow information	Six months ended June 30,
	2005	2004
	(in thousands)
Cash paid during the period for:
Interest	$20,982	$19,408
Income taxes	$46,408	$57,050

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired	$30,421	$185,790
Cash paid	$26,707	$155,953
For the six months ended June 30, 2005, the difference between the fair value of assets acquired and cash paid is due to indemnification arrangements with respect to a 27 store acquisition completed on June 30, 2005.

For the six months ended June 30, 2004, the difference between the fair value of assets acquired and cash paid is due to non-cash consideration, including approximately $23.9 million in common stock issued and the approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2005. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 2005, we operated 2,892 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and six stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2005, ColorTyme had 281 franchised stores operating in 38 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

Cost of Rentals and Fees. Cost of rentals and fees includes depreciation of rental merchandise and costs related to our membership programs which commenced in 2004. Depreciation of rental merchandise is separately identified in Note 2 in the Notes to the Consolidated Financial Statements later in this report.

Stock Based Compensation. Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights or restricted stock grants and all options have been granted with fixed prices. At June 30, 2005, there were 9,034,502 shares available for issuance under the Plan, of which 4,870,913 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. In addition, vested options not exercised within 90 days from the date the optionee leaves our employ generally terminate and become available for re-issuance under the Plan.

RENT-A-CENTER, INC. AND SUBSIDIARIES
We account for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation, net earnings and earnings per share would have decreased as illustrated by the following table:

	Six months ended June 30,
	2005	2004
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$89,411	$103,403
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	4,419	6,399

Pro forma	$84,992	$97,004

Basic earnings per common share
As reported	$1.20	$1.29
Pro forma	$1.14	$1.21

Diluted earnings per common share
As reported	$1.18	$1.25
Pro forma	$1.12	$1.18

	Three months ended June 30,
	2005	2004
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$41,742	$51,194
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	1,342	3,223

Pro forma	$40,400	$47,971

Basic earnings per common share
As reported	$0.56	$0.64
Pro forma	$0.54	$0.60

Diluted earnings per common share
As reported	$0.55	$0.62
Pro forma	$0.53	$0.59
For all options granted prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.2%, risk-free interest rate of 2.9%, expected lives of four years, and no dividend yield. For options granted on or after April 1, 2004, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 49.6%, a risk-free interest rate of 3.4%, no dividend yield and an expected life of four years. Had we changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2004 rather than April 1, 2004, the impact would not have been significant.

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

We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown above for the pro forma net earnings and earnings per share amounts for the first six months and second quarter of 2005 and 2004 as if we had used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statement of earnings and earnings per share, but no impact on our financial condition or cash flows.

2.	Reconciliation of Merchandise Inventory.

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
	(In thousands)
Beginning merchandise value	$760,422	$682,367
Inventory additions through acquisitions	2,832	64,925
Purchases	344,985	311,662
Depreciation of rental merchandise	(222,839)	(220,428)
Cost of goods sold	(75,905)	(70,583)
Skips and stolens	(28,583)	(25,182)
Other inventory deletions (1)	(7,009)	(6,568)

Ending merchandise value	$773,903	$736,193

	Three months ended	Three months ended
	June 30, 2005	June 30, 2004
	(In thousands)
Beginning merchandise value	$793,178	$697,902
Inventory additions through acquisitions	1,557	60,725
Purchases	140,127	134,401
Depreciation of rental merchandise	(112,104)	(112,113)
Cost of goods sold	(30,975)	(27,827)
Skips and stolens	(14,836)	(12,569)
Other inventory deletions (1)	(3,044)	(4,326)

Ending merchandise value	$773,903	$736,193

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

RENT-A-CENTER, INC. AND SUBSIDIARIES
3.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		June 30, 2005		December 31, 2004
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$2,700	$3,000	$2,550
Non-compete agreements	3	5,843	3,810	5,902	3,197
Customer relationships	1.5	31,345	28,504	30,644	24,810

Total		40,188	35,014	39,546	30,557
Intangible assets not subject to amortization
Goodwill		1,015,362	99,162	1,012,577	99,162

Total intangibles		$1,055,550	$134,176	$1,052,123	$129,719

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2005	$3,125
2006	1,760
2007	289
2008	—

Total	$5,174

Changes in the net carrying amount of goodwill are as follows:

	At June 30, 2005	At December 31, 2004
	(In thousands)
Balance as of January 1,	$913,415	$788,059
Additions from acquisitions	5,376	112,209
Post purchase price allocation adjustments	(2,591)	13,147

Balance as of the end of the period	$916,200	$913,415

The post purchase price allocation adjustments in 2004 of approximately $13.1 million were primarily attributable to inventory charge-offs for unrentable or missing merchandise acquired in acquisitions, reserves put into place for lease buyouts for acquired stores which were closed post-acquisition in compliance with executive management’s pre-acquisition plans, and the severance pay for the employees involved in the planned reduction in workforce inherited from certain of the acquired companies.

RENT-A-CENTER, INC. AND SUBSIDIARIES
4.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

(In thousands, except per share data)	Six months ended June 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$89,411	74,653	$1.20
Effect of dilutive stock options		1,383

Diluted earnings per common share	$89,411	76,036	$1.18

	Six months ended June 30, 2004
	Net earnings	Shares	Per share
Basic earnings per common share	$103,403	79,874	$1.29
Effect of dilutive stock options		2,559

Diluted earnings per common share	$103,403	82,433	$1.25

(In thousands, except per share data)	Three months ended June 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$41,742	74,747	$0.56
Effect of dilutive stock options		1,254

Diluted earnings per common share	$41,742	76,001	$0.55

	Three months ended June 30, 2004
	Net earnings	Shares	Per share
Basic earnings per common share	$51,194	79,464	$0.64
Effect of dilutive stock options		2,516

Diluted earnings per common share	$51,194	81,980	$0.62

For the six months ended June 30, 2005 and 2004, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 1,936,095 and 583,834, respectively.

For the three months ended June 30, 2005 and 2004, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 1,948,595 and 583,834, respectively.

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

The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; and

•	engage in a merger or sell substantially all of its assets.

RENT-A-CENTER, INC. AND SUBSIDIARIES
5.	Subsidiary Guarantors – (continued)

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

On October 24, 2003, we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $300.0 million. As of June 30, 2005, we had purchased a total of 8,692,700 shares of our common stock for an aggregate of $241.6 million under our common stock repurchase program, of which 167,400 shares for approximately $4.0 million were repurchased during the second quarter of 2005. Please see “Unregistered Sales of Equity Securities and Use of Proceeds” later in this report.

In May 2005, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) sold all of the remaining shares of our common stock held by them in a public offering which closed on May 31, 2005. We did not receive any of the proceeds from the sale of the shares by Apollo. In connection with such sale, Apollo converted the two issued and outstanding shares of our Series C preferred stock into 180 shares of common stock all of which were sold in the public offering. As a result of the conversion, no shares of our Series C preferred stock remain outstanding. In addition, as a result of the sale by Apollo of all of the shares of our common stock held by them, our stockholders agreement with Apollo terminated pursuant to its terms .

7.	Acquisitions.

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

Fair Values
(in thousands)
Rental merchandise	$18,644
Property assets	1,262
Customer relationships	3,180
Non-compete agreements	242
Goodwill	36,568

Total assets acquired	$59,896

RENT-A-CENTER, INC. AND SUBSIDIARIES
7.	Acquisitions – (continued)

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

All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in our financial statements since their date of acquisition.

8.	Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $26.3 million was outstanding as of June 30, 2005.

Other guarantees. We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally, our letters of credit are renewed automatically every year unless we notify the institution not to renew. At June 30, 2005, we had $93.1 million in outstanding letters of credit under our senior credit facilities, all of which is supported by our $250.0 million revolving facility.

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
Our Business
We are the largest rent-to-own operator in the United States with an approximate 35% market share based on store count. At June 30, 2005, we operated 2,892 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and six stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2005, ColorTyme had 281 franchised stores in 38 states, 269 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name.

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Recent Developments
On June 30, 2005, we acquired 27 stores, which operate in six Western states, from a ColorTyme franchisee, for an aggregate purchase price of approximately $21.5 million. The acquired stores offer an array of financial services in addition to traditional rent-to-own products.
As of July 27, 2005, we have acquired one store, opened five new stores and closed eight stores during the third quarter of 2005. All of the closed stores were merged with existing locations. It is our intention to increase the number of rent-to-own stores we operate by an average of approximately 5 to 10% per year over the next several years.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
As of June 30, 2005, the net amount accrued for losses within our self-insured retentions was $92.5 million, as compared to $81.4 million at June 30, 2004. The increase in the net amount accrued for the 2005 period is a result of an estimate for new claims expected for the current policy period, which incorporates our store growth, increased number of employees, increases in health care costs, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.
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
Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. As of June 30, 2005, we had accrued $1.9 million in connection with the prospective settlement of the Pucci/Chess matter, and an additional $585,000 for anticipated legal fees and expenses with respect to our other outstanding litigation (other than the Pucci/Chess matter) as compared to $2.5 million for the quarter ended June 30, 2004, all of which related to anticipated legal fees and expenses for our then outstanding litigation. The amounts accrued, relating to the prospective settlement in the Pucci/Chess matter, and for anticipated legal fees and expenses with respect to our remaining outstanding litigation (other than the Pucci/Chess matter), represent our estimate of the probable liabilities with respect to such litigation. The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation, could affect our assumptions and thus, our accrual.
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
Revenue. Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term as payments are received and merchandise sales revenue is recognized when the customer exercises his/her purchase option and pays the cash price due. Revenue for the total amount of the rental purchase agreement is not accrued because the customer can cancel the rental contract at any time and we cannot enforce collection for non-payment of rents. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts.
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
Results of Operations
Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
Store Revenue. Total store revenue increased by $27.3 million, or 2.4%, to $1,160.8 million for the six months ended June 30, 2005 as compared to $1,133.5 million for the six months ended June 30, 2004. The increase in total store revenue is primarily attributable to approximately $66.9 million in incremental revenue from new stores and acquisitions, net of stores sold and the effects of merged stores, during the first six months of 2005 as compared to 2004, offset by a decrease in same store sales of 4.0%.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire six month periods ending June 30, 2005 and 2004, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $39.6 million, or 4.0%, to $947.1 million for the six months ended June 30, 2005 as compared to $986.7 million in 2004. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers and agreements on rent on a per store basis during the first six months of 2005 as compared to the first six months of 2004.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Revenue. Total franchise revenue decreased by $3.3 million, or 13.4%, to $21.6 million for the six months ended June 30, 2005 as compared to $24.9 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 18 fewer franchised locations, on a weighted average basis, operating in the first six months of 2005 as compared to the first six months of 2004. The number of locations has declined as a result of fewer new franchise stores, together with the purchase of 51 franchise locations by other Rent-A-Center subsidiaries since June 30, 2004.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Cost of rentals and fees for the six months ended June 30, 2005 increased by $5.2 million, or 2.4%, to $226.5 million for the six months ended June 30, 2005 as compared to $221.3 million in 2004. This increase is a result of an increase in rental revenue for the first six months of 2005 compared to the first six months of 2004. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 21.7% in 2005 from 21.6% for the same period in 2004.
Cost of Merchandise Sold. Cost of merchandise sold increased by $6.2 million, or 9.7%, to $70.3 million for the six months ended June 30, 2005 as compared to $64.1 million in 2004. This increase was primarily a result of an increase in the number of items sold during the first six months of 2005 as compared to the first six months of 2004. The gross margin percent of merchandise sales decreased to 29.9% in 2005 from 30.9% in 2004.
Salaries and Other Expenses. Salaries and other expenses increased by $46.9 million, or 7.6%, to $667.0 million for the six months ended June 30, 2005 as compared to $620.1 million in 2004. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2005 period, as well as higher fuel expenses relating to product deliveries and utility costs. For the six months ended June 30, 2005, there were 159 more stores, on a weighted average basis, operating during the period as compared to 2004. Salaries and other expenses expressed as a percentage of total store revenue increased to 57.5% for the six months ended June 30, 2005 from 54.7% in 2004. This percentage increase was primarily attributable to the decrease in same store sales during the first six months of 2005 as compared to 2004.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $3.1 million, or 14.6%, to $18.0 million for the six months ended June 30, 2005 as compared to $21.1 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 18 fewer franchised locations, on a weighted average basis, operating in the first six months of 2005 as compared to the first six months of 2004. The number of locations has declined as a result of fewer new franchise stores, together with the purchase of 51 franchise locations by other Rent-A-Center subsidiaries since June 30, 2004.
General and Administrative Expenses. General and administrative expenses increased by $1.9 million, or 5.1%, to $39.5 million for the six months ended June 30, 2005, as compared to $37.6 million for the first six months of 2004. General and administrative expenses expressed as a percentage of total revenue increased slightly to 3.3% for the six months ending June 30, 2005 as compared to 3.2% for the six months ending June 30, 2004.
Operating Profit. Operating profit decreased by $23.9 million, or 13.1%, to $159.0 million for the six months ended June 30, 2005 as compared to $182.9 million in 2004. Excluding the pre-tax litigation reversion of $8.0 million recorded in the first quarter of 2005, operating profit decreased by $32.1 million, or 17.5%, to $150.8 million for the six months ended June 30, 2005 as compared to $182.9 million in 2004. Operating profit as a percentage of total revenue decreased to 13.0% for the six months ended June 30, 2005 before the pre-tax litigation reversion, from 15.8% in the first six months of 2004. These decreases were primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the first six months of 2005 versus 2004 as discussed above.
Net Earnings. Net earnings decreased by $14.0 million, or 13.5%, to $89.4 million for the six months ended June 30, 2005 as compared to $103.4 million in 2004. Excluding the pre-tax litigation reversion of $8.0 million recorded in the first quarter of 2005 and a $2.0 million tax audit reserve credit recorded in the second quarter of 2005, net earnings decreased by $21.1 million, or 20.4%, to $82.3 million for the six months ended June 30, 2005 as compared to $103.4 million in 2004. This decrease was primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the first six months of 2005 versus 2004 as discussed above.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
Store Revenue. Total store revenue increased by $9.8 million, or 1.7%, to $571.8 million for the three months ended June 30, 2005 as compared to $562.0 million for the three months ended June 30, 2004. The increase in total store revenue is primarily attributable to approximately $22.5 million in incremental revenue from new stores and acquisitions, net of stores sold and the effects of merged stores, during the second quarter of 2005 as compared to 2004, offset by a decrease in same store sales of 2.6%.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending June 30, 2005 and 2004, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $12.7 million, or 2.6%, to $476.0 million for the three months ended June 30, 2005 as compared to $488.7 million in 2004. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers and agreements on rent on a per store basis during the second quarter of 2005 as compared to the second quarter of 2004.
Franchise Revenue. Total franchise revenue decreased by $2.2 million, or 19.9%, to $8.8 million for the three months ended June 30, 2005 as compared to $11.0 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 14 fewer franchised locations, on a weighted average basis, operating in the second quarter of 2005 as compared to the second quarter of 2004. The number of locations has declined as a result of fewer new franchise stores, together with the purchase of 51 franchise locations by other Rent-A-Center subsidiaries since June 30, 2004.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Cost of rentals and fees for the three months ended June 30, 2005, increased by $1.3 million, or 1.2%, to $114.1 million for the three months ended June 30, 2005 as compared to $112.7 million in 2004. This increase is a result of an increase in rental revenue for the second quarter of 2005 compared to the second quarter of 2004. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue remained constant at 21.7% for the quarters ending June 30, 2005 and 2004.
Cost of Merchandise Sold. Cost of merchandise sold increased by $3.5 million, or 14.2%, to $28.2 million for the three months ended June 30, 2005 as compared to $24.7 million in 2004. This increase was primarily a result of an increase in the number of items sold during the second quarter of 2005 as compared to the second quarter 2004. The gross margin percent of merchandise sales decreased to 24.7% in 2005 from 28.6% in 2004. This decrease was primarily attributable to a decrease in the average selling price of merchandise sold during the second quarter of 2005 as compared to the second quarter of 2004.
Salaries and Other Expenses. Salaries and other expenses increased by $21.9 million, or 7.0%, to $332.9 million for the three months ended June 30, 2005 as compared to $311.0 million in 2004. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2005 period, as well as higher fuel expenses related to product deliveries and utility costs. For the three months ended June 30, 2005, there were 101 more stores, on a weighted average basis, operating during the period as compared to 2004. Salaries and other expenses expressed as a percentage of total store revenue increased to 58.2% for the three months ended June 30, 2005 from 55.4% in 2004. This percentage increase was primarily attributable to the decrease in same store sales during the second quarter of 2005 as compared to 2004.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $2.0 million, or 22.3%, to $7.2 million for the three months ended June 30, 2005 as compared to $9.2 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 14 fewer franchised locations, on a weighted average basis, operating in the second quarter of 2005 as compared to the second quarter of 2004. The number of locations has declined as a result of fewer new franchise stores, together with the purchase of 51 franchise locations by other Rent-A-Center subsidiaries since June 30, 2004.
General and Administrative Expenses. General and administrative expenses increased by $0.9 million, or 4.6%, to $20.3 million for the three months ended June 30, 2005, as compared to $19.4 million in 2004. General and administrative expenses expressed as a percentage of total revenue increased slightly to 3.5% for the three months ending June 30, 2005 as compared to 3.4% for the three months ending June 30, 2004.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Operating Profit. Operating profit decreased by $17.2 million, or 19.1%, to $73.0 million for the three months ended June 30, 2005 as compared to $90.2 million in 2004. Operating profit as a percentage of total revenue decreased to 12.6% for the three months ended June 30, 2005 from 15.7% in the second quarter of 2004. These decreases were primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the second quarter of 2005 versus 2004 as discussed above.
Net Earnings. Net earnings decreased by $9.5 million, or 18.5%, to $41.7 million for the three months ended June 30, 2005 as compared to $51.2 million in 2004. Excluding a $2.0 million tax audit reserve credit recorded in the second quarter of 2005, net earnings decreased by $11.6 million, or 22.7%, to $39.6 million for the quarter ended June 30, 2005 as compared to $51.2 million in 2004. This decrease was primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the second quarter of 2005 versus 2004 as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $143.5 million to $56.2 million for the six months ending June 30, 2005 as compared to $199.7 million in 2004. This decrease resulted primarily from the decrease in net earnings, a decrease in our deferred income taxes related to the reversal of the cash benefit related to the Jobs and Growth Tax Relief Reconciliation Act of 2003 discussed later in this report, an increase in inventory purchases related to our increased store base and a decrease in the change in our outstanding liabilities during the first six months of 2005 as compared to the first six months of 2004. The decrease in our outstanding liabilities was primarily due to the payment in 2005 of the agreed upon $38.5 million settlement of the Griego/Carrillo litigation, interest paid on our notes of $11.5 million and income tax liabilities paid of $46.4 million.
Cash used in investing activities decreased by $137.7 million to $49.8 million during the six month period ending June 30, 2005 as compared to $187.5 million in 2004. This decrease is primarily attributable to the larger acquisitions that occurred in the first six months of 2004, such as the acquisitions of Rainbow Rentals, Inc. and Rent Rite, Inc., as compared to the acquisitions that occurred in the first six months of 2005.
Cash used in financing activities decreased by $29.9 million to $40.1 million during the six month period ending June 30, 2005 as compared to $70.0 million in 2004. This decrease is a result of a reduction in our stock repurchases during the first six months of 2005 as compared to the same period in 2004 offset by the repayment of $61.8 million in debt during the first six months of 2005 as compared to $2.0 million during the first six months of 2004.
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
We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs into 2006. Our revolving credit facilities, as well as our $10.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $260.0 million, of which $166.9 million was available at July 27, 2005. At July 27, 2005, we had approximately $44.5 million in cash. To the extent we have available cash that is not necessary for store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Litigation. On April 12, 2005, the settlement of the Benjamin Griego, et al. v. Rent-A-Center, Inc., et al/Arthur Carrillo, et al. v. Rent-A-Center, Inc., et al litigation received final approval from the court. Under the terms of the settlement approved by the court, we agreed to pay the plaintiffs’ attorneys’ fees, as well as an aggregate of up to $37.5 million in cash. The settlement amount is to be distributed to the class of eligible customers who entered into rental-purchase agreements with us anytime from February 1, 1999 through October 31, 2004, with Rent-A-Center being entitled to any undistributed monies in the settlement fund up to an aggregate of $8.0 million, with any additional undistributed funds being paid to non-profit organizations. As a result of the response rate to the notice of the settlement mailed to class members on February 7, 2005, the parties agreed that we could retain the $8.0 million reversion, rather than deposit it as part of the settlement fund. Accordingly, on April 22, 2005, we paid $29.5 million to fund the settlement, as well as $9.0 million in attorneys’ fees, for a total of $38.5 million in cash. To account for the retention of the $8.0 million reversion we recorded an $8.0 million pre-tax credit during the first quarter of 2005.
Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to “Legal Proceedings” later in this report.
Income Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from having a lower current cash tax obligation, which in turn provided additional cash flows from operations. We estimate that our operating cash flow increased by approximately $106.3 million through 2004 from the accelerated tax depreciation deductions. The associated deferred tax liabilities now have begun to reverse, doing so over a three year period beginning in 2005. Approximately 75% will reverse in 2005, 20% will reverse in 2006 and the remainder will reverse in 2007. We expect to pay approximately $69.2 million in taxes during the remainder of 2005.
Rental Merchandise Purchases. We purchased $345.0 million and $311.7 million of rental merchandise during the six month periods ending June 30, 2005 and 2004, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $23.9 million and $34.9 million on capital expenditures during the six month periods ending June 30, 2005 and 2004, respectively, and expect to spend approximately $36.1 million for the remainder of 2005.
Acquisitions and New Store Openings. On June 30, 2005, we acquired 27 stores, which operate in six Western states, from a ColorTyme franchisee, for an aggregate purchase price of approximately $21.5 million. The acquired stores offer an array of financial services in addition to traditional rent-to-own products.
During the first six months of 2005, we acquired an additional 37 stores, accounts from 20 additional locations, opened 22 new stores, and closed 42 stores. Of the closed stores, 38 were merged with existing store locations, and four stores were sold. The additional acquired stores and accounts were the result of 21 separate transactions for an aggregate price of approximately $8.9 million in cash.
As of July 27, 2005, we have acquired one store, opened five new stores and closed eight stores during the third quarter of 2005. All of the closed stores were merged with existing locations. For the entire year ending December 31, 2005, we intend to add approximately 5-10% to our store base by opening approximately 60-70 new store locations as well as pursuing opportunistic acquisitions.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Senior Credit Facilities. On July 14, 2004, we announced the completion of the refinancing of our senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay our old senior term debt. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $93.1 million had been utilized as of July 27, 2005. As of July 27, 2005, $156.9 million was available under our revolving facility. The revolving credit facility expires in July 2009 and the term loan expires in 2010.
The table below shows the scheduled maturity dates of our senior debt outstanding at June 30, 2005.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2005	$1,750
2006	3,500
2007	3,500
2008	3,500
2009	168,000
Thereafter	166,250

$346,500

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.75%. The Eurodollar rate was 3.48% at July 27, 2005. We also have a prime rate option under the facilities, but have not exercised it to date. We have not entered into any interest rate protection agreements with respect to the term loans under our senior credit facilities.
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
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at June 30, 2005:

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	2.75:1	1.95:1
Minimum consolidated interest coverage ratio	No less than	4.00:1	8.26:1
Minimum fixed charge coverage ratio	No less than	1.50:1	2.13:1
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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $15.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $65.0 million, of which $26.3 million was outstanding as of June 30, 2005. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Repurchases of Outstanding Securities. On October 24, 2003, we announced that our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $300.0 million. As of June 30, 2005, we had purchased a total of 1,813,100 shares of our common stock for an aggregate of $241.6 million under this common stock repurchase program, of which 167,400 shares were repurchased in the second quarter of 2005. Please see “Unregistered Sales of Equity Securities and Use of Proceeds” later in this report.
Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Temporary fluctuations in our targeted customers’ monthly disposable income, such as those we believe may have been caused by nationwide increases in fuel and energy costs, could adversely impact our results of operations.

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
We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown earlier in Note 1 to our consolidated financial statements for the pro forma net earnings and earnings per share amounts for the first six months and second quarter of 2005 and 2004 as if we had used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are different from the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statement of earnings and earnings per share, but no impact on our financial condition or cash flows.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
As of June 30, 2005, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2% and $346.5 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at June 30, 2005 was $300.8 million. Unlike the subordinated notes, the $346.5 million in term loans have variable interest rates indexed to current Eurodollar rates. As of June 30, 2005, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.
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
Changes in internal controls. For the quarter ended June 30, 2005, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation. The ultimate outcome of our litigation is uncertain and the amount of any loss we may incur, if any, cannot in our judgment be reasonably estimated. Accordingly, other than with respect to the prospective settlement of the Pucci/Chess matter discussed below and anticipated legal fees and expenses for these matters, no provision has been made in our consolidated financial statements for any such loss.
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
From June 2003 until May 2005, there was no activity in this case. On May 18, 2005, we filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff filed a response, and our motion is currently pending. If the court denies our motion, and enters a final certification order, we intend to pursue an interlocutory appeal of such certification order.
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
On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. The plaintiffs filed response briefs to these motions on October 6, 2004, to which we filed a reply brief on November 18, 2004, and the other defendants filed reply briefs on November 17, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against our outside directors as well as the underwriter defendants, but denying our motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most favorable to the plaintiffs and to take the plaintiffs’ allegations as true.
We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves as this matter progresses. However, we cannot assure you that we will be found to have no liability in this matter.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
On November 26, 2003, we filed a motion for summary judgment in this matter. On December 4, 2003, Duron filed her motion for class certification. On March 11, 2004, we were notified that the court denied our summary judgment motion and granted Duron’s motion for class certification. The certified class included our customers in Texas from August 29, 1999 through March 5, 2004 who were charged and paid a late fee in excess of the amount permitted by Texas law. We appealed the certification order to the Court of Appeals, which we were entitled to do as a matter of right under applicable Texas law. On October 28, 2004, the Court of Appeals reversed the trial court’s certification order and remanded the case back to the trial court. Duron did not perfect an appeal to the Texas Supreme Court, as she was entitled to do, and she has not taken any further action in the case since the decision by the Court of Appeals in October 2004.
We believe the claims in Duron’s complaint are unfounded and that we have meritorious defenses to the allegations made. Although we intend to vigorously defend ourselves in this case, we cannot assure you that we will be found to have no liability in this matter.
California Attorney General Inquiry. During the second quarter of 2004, we received an inquiry from the California Attorney General regarding our business practices in California with respect to our cash prices and our membership program. We met with representatives of the Attorney General’s office during the first quarter of 2005 and provided additional information with respect to our membership program as requested. We are continuing to discuss these issues with the Attorney General’s office.
State Wage and Hour Class Actions
We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of June 30, 2005, we operated 31 stores in Oregon, 156 stores in California and 50 stores in Washington.
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
The plaintiffs subsequently filed a motion for summary judgment seeking to resolve certain factual issues related to the purported class, which was denied on July 1, 2003. On October 10, 2003, the court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal, and issued its written order to that effect on December 9, 2003. We subsequently filed a petition for a writ of mandamus with the Oregon Supreme Court, which was denied on January 24,

RENT-A-CENTER, INC. AND SUBSIDIARIES
2004. On June 15, 2004, notice to the class was distributed advising them of their right to opt out of the class. We have not been advised that any class member has opted out of the class.
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
On June 23, 2005, we reached an agreement in principle to settle the claims in Pucci and Chess. Under the terms of the prospective settlement, we agreed to pay $1.75 million to settle total class claims, provided that the class does not exceed 650 individuals. If the class exceeds 650 individuals, we agreed to pay an additional $750.00 per individual class member over 650. The parties propose to administer the proposed settlement through the federal court in Chess. The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. To account for the prospective settlement, we have accrued an aggregate of $1.9 million as of June 30, 2005.
Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. After remand, the plaintiffs filed a motion with the trial court seeking to remove from the case the trial court judge who previously denied their motion for class certification. The trial court denied the motion. In response, plaintiffs’ filed a petition for writ of mandate with the California Court of Appeals requesting review of the trial court’s decision. The California Court of Appeals is scheduled to hear arguments in this matter on August 29, 2005.
On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, we filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. We filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. We subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter. On March 16, 2005, the court lifted the stay and on April 12, 2005, we answered the amended complaint. Discovery is now proceeding.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner’s ruling, to which we responded on October 30, 2003. The Court of Appeals denied the plaintiffs’ motion on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. In April 2005, the plaintiffs’ counsel filed another putative county-wide lawsuit, bringing the total to 15. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. Subsequently, we filed motions to dismiss and/or stay the class allegations in each of the county-wide actions, and we also filed motions for summary judgment in various counties with respect to the individual claims of some of the plaintiffs. Following disposition of these motions by the applicable courts, approximately 13 individual plaintiffs and class representatives remain with respect to the claims made in 12 counties. Ten of these county-wide claims are now proceeding as putative county-wide class actions and two are proceeding on an individual plaintiff basis. Certain plaintiffs have appealed some of the orders granting summary judgment. The plaintiffs in eight of the 12 counties have filed motions to certify a county-wide class. We intend to vigorously oppose class certification.
We also filed motions to compel arbitration with respect to 20 individual purported plaintiffs and class representatives in 10 counties. All 20 of these motions to compel arbitration have been granted. Certain plaintiffs have appealed one of these orders compelling arbitration. The 20 arbitration plaintiffs filed separate putative nationwide class arbitration demands. In response, we filed motions to clarify the respective county courts’ orders compelling arbitration. Specifically, we asked each county court that previously struck all class allegations to make clear that the arbitration plaintiffs in those counties could not pursue any class claims, and we asked each county court in those counties that allowed plaintiffs to plead putative county-wide class claims, to make clear that such plaintiffs could only pursue county-wide claims. The three courts that granted our motions to compel arbitration and had previously struck all class allegations granted our motions and ruled that the plaintiffs could not pursue any class arbitration claims. Five courts ruled that the arbitration plaintiffs could only pursue county-wide class arbitration claims, and two of the county courts refused to limit the arbitration plaintiffs’ ability to pursue class arbitration demands. We intend to vigorously oppose these class arbitration demands, including vigorously challenging the ability of the plaintiffs to pursue in arbitration, on a putative nation-wide class basis, claims which were previously premised on purported violations of Washington state law.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2005, we are authorized to repurchase up to $300.0 million in aggregate purchase price of our common stock under our common stock repurchase program. As of June 30, 2005, we had repurchased $241.6 million in aggregate purchase price of our common stock under our stock repurchase program. In the second quarter of 2005, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
		Average Price	Part of Publicly	Purchased Under the
	Total Number of	Paid per Share	Announced Plans or	Plans or Programs
Period	Shares Purchased	(including fees)	Programs	(including fees)
April 1 through April 30	0	$0.0000	0	$62,409,452
May 1 through May 31	167,400	$23.9993	167,400	$58,391,967
June 1 through June 30	0	$0.0000	0	$58,391,967

Total	167,400	$23.9993	167,400	$58,391,967
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on May 18, 2005. At the meeting, our stockholders voted on the election of three Class II Directors.
The individuals named below were re-elected to a three-year term as Class II Directors:

Nominee	Votes For	Votes Withheld
Mark E. Speese	68,068,348	3,027,697
Richard K. Armey	66,388,333	4,707,712
Laurence M. Berg	66,859,435	4,236,610
The following directors’ terms of office as a director continued after the Annual Meeting of Stockholders:
J.V. Lentell
Andrew S. Jhawar 1
Mitchell E. Fadel
Peter P. Copses
Mary Elizabeth Burton

[1]	On May 18, 2005, Andrew S. Jhawar, a Class III director, resigned from our Board of Directors. Mr. Jhawar’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. To fill the vacancy created by Mr. Jhawar’s resignation, on May 18, 2005, our Board of Directors appointed Michael J. Gade to serve as a Class III director until the 2006 annual meeting of stockholders or until his earlier death resignation or removal.
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
Robert D. Davis
Senior Vice President-Finance, Chief Financial Officer and Treasurer

Date: July 29, 2005

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

2.2	Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Elimination of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

4.3	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.4	Form of Certificate evidencing Series C Preferred Stock (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.5	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.6	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.7	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.8	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.9	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.10*	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

4.11	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description

10.2	Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.4	Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/A filed on September 21, 2004.)

10.5	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.6	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.7	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.8	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.9	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.10+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Named Executive Officer Compensation (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

21.1*	Subsidiaries of Rent-A-Center, Inc.

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.