Form 10-Q
period 2005-09-30
RENT A CENTER INC DE
filed 2005-10-28
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2005:

Class	Outstanding

Common stock, $.01 par value per share	70,974,468

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Three months ended September 30,
	2005	2004
	Unaudited
Revenues
Store
Rentals and fees	$516,433	$516,576
Merchandise sales	39,212	36,265
Installment sales	6,372	5,469
Other	2,938	919
Franchise
Merchandise sales	7,245	8,967
Royalty income and fees	1,307	1,411

	573,507	569,607

Operating expenses
Direct store expenses
Cost of rentals and fees	112,174	112,582
Cost of merchandise sold	30,314	26,978
Cost of installment sales	2,556	2,180
Salaries and other expenses	350,389	326,410
Franchise cost of merchandise sold	6,964	8,585

	502,397	476,735

General and administrative expenses	21,176	18,772
Amortization of intangibles	5,926	2,756
Class action litigation settlement	—	47,000
Restructuring charge	13,028	—

Total operating expenses	542,527	545,263

Operating profit	30,980	24,344

Finance charges from recapitalization	—	4,173
Interest income	(1,331)	(1,391)
Interest expense	11,802	9,914

Earnings before income taxes	20,509	11,648

Income tax expense	9,232	6,075

NET EARNINGS	11,277	5,573

Preferred dividends	—	—

Net earnings allocable to common stockholders	$11,277	$5,573

Basic earnings per common share	$0.15	$0.07

Diluted earnings per common share	$0.15	$0.07

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Nine months ended September 30,
	2005	2004
	Unaudited
Revenues
Store
Rentals and fees	$1,561,694	$1,541,459
Merchandise sales	139,480	130,287
Installment sales	19,574	17,968
Other	5,013	2,966
Franchise
Merchandise sales	26,032	31,099
Royalty income and fees	4,101	4,193

	1,755,894	1,727,972

Operating expenses
Direct store expenses
Cost of rentals and fees	338,710	333,868
Cost of merchandise sold	100,606	91,081
Cost of installment sales	8,169	7,802
Salaries and other expenses	1,017,369	946,552
Franchise cost of merchandise sold	24,993	29,691

	1,489,847	1,408,994

General and administrative expenses	60,681	56,350
Amortization of intangibles	10,378	8,402
Class action litigation settlement (reversion)	(8,000)	47,000
Restructuring charge	13,028	—

Total operating expenses	1,565,934	1,520,746

Operating profit	189,960	207,226

Finance charges from recapitalization	—	4,173
Interest income	(4,084)	(4,382)
Interest expense	33,456	30,525

Earnings before income taxes	160,588	176,910

Income tax expense	59,900	67,934

NET EARNINGS	100,688	108,976

Preferred dividends	—	—

Net earnings allocable to common stockholders	$100,688	$108,976

Basic earnings per common share	$1.36	$1.38

Diluted earnings per common share	$1.34	$1.34

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30,	December 31,
	2005	2004
	Unaudited
ASSETS
Cash and cash equivalents	$52,790	$58,825
Accounts receivable, net	19,657	16,269
Prepaid expenses and other assets	42,067	65,050
Rental merchandise, net
On rent	572,224	596,447
Held for rent	178,825	162,664
Merchandise held for installment sale	2,019	1,311
Property assets, net	143,021	144,818
Goodwill, net	924,292	913,415
Intangible assets, net	4,489	8,989

	$1,939,384	$1,967,788

LIABILITIES
Accounts payable — trade	$100,549	$94,399
Accrued liabilities	187,649	207,835
Deferred income taxes	122,562	163,031
Senior debt	406,625	408,250
Subordinated notes payable	300,000	300,000
Redeemable convertible voting preferred stock	—	2

	1,117,385	1,173,517

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 102,922,951 and 102,297,937 shares issued in 2005 and 2004, respectively	1,029	1,023
Additional paid-in capital	629,501	618,486
Retained earnings	866,446	765,785
Treasury stock, 31,984,999 and 27,900,399 shares at cost in 2005 and 2004, respectively	(674,977)	(591,023)

	821,999	794,271

	$1,939,384	$1,967,788

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In thousands)	2005	2004
	Unaudited
Cash flows from operating activities
Net earnings	$100,688	$108,976
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	332,965	331,918
Depreciation of property assets	40,018	35,591
Amortization of intangibles	14,909	8,402
Amortization of financing fees	1,202	557
Deferred income taxes	(40,469)	(8,724)
Finance charges from recapitalization	—	4,173
Changes in operating assets and liabilities, net of effects of Acquisitions
Rental merchandise, net	(317,057)	(302,578)
Accounts receivable, net	(3,388)	(506)
Prepaid expenses and other assets	26,834	6,268
Accounts payable — trade	6,149	12,685
Accrued liabilities	(18,180)	87,367

Net cash provided by operating activities	143,671	284,129

Cash flows from investing activities
Purchase of property assets	(40,974)	(53,387)
Proceeds from sale of property assets	3,504	3,937
Acquisitions of businesses, net of cash acquired	(35,645)	(158,680)

Net cash used in investing activities	(73,115)	(208,130)

Cash flows from financing activities

Purchase of treasury stock	(83,954)	(169,749)
Exercise of stock options	8,988	13,205
Proceeds from debt	139,300	400,000
Repayments of debt	(140,925)	(398,875)

Net cash used in financing activities	(76,591)	(155,419)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,035)	(79,420)
Cash and cash equivalents at beginning of period	58,825	143,941

Cash and cash equivalents at end of period	$52,790	$64,521

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Supplemental cash flow information	Nine months ended September 30,
	2005	2004
	(in thousands)
Cash paid during the period for:
Interest	$26,640	$23,521
Income taxes	$81,208	$66,573

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired	$35,645	$188,658
Cash paid	$32,225	$158,680
For the nine months ended September 30, 2005, the difference between the fair value of assets acquired and cash paid is due to indemnification arrangements with respect to stores acquired during the nine months ended September 30, 2005.
For the nine months ended September 30, 2004, the difference between the fair value of assets acquired and cash paid is due to non-cash consideration, including approximately $23.9 million in common stock issued and the approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, our Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2005. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2005, we operated 2,787 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2005, ColorTyme had 287 franchised stores operating in 38 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

Cost of Rentals and Fees. Cost of rentals and fees includes depreciation of rental merchandise and costs related to our membership programs which commenced in 2004. Depreciation of rental merchandise is separately identified in Note 2 in the Notes to the Consolidated Financial Statements later in this report.

Stock Based Compensation. Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights or restricted stock grants and all options have been granted with fixed prices. At September 30, 2005, there were 8,945,209 shares available for issuance under the Plan, of which 4,914,805 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. In addition, vested options not exercised within 90 days from the date the optionee leaves our employ generally terminate and become available for re-issuance under the Plan.

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

	Nine months ended September 30,
	2005	2004
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$100,688	$108,976
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	7,263	9,124

Pro forma	$93,425	$99,852

Basic earnings per common share
As reported	$1.36	$1.38
Pro forma	$1.26	$1.26

Diluted earnings per common share
As reported	$1.34	$1.34
Pro forma	$1.24	$1.22

	Three months ended September 30,
	2005	2004
	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$11,277	$5,573
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	2,844	2,725

Pro forma	$8,433	$2,848

Basic earnings per common share
As reported	$0.15	$0.07
Pro forma	$0.12	$0.04

Diluted earnings per common share
As reported	$0.15	$0.07
Pro forma	$0.11	$0.04
For all options granted prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.2%, risk-free interest rate of 2.9%, expected lives of four years, and no dividend yield. For options granted on or after April 1, 2004, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 47.8%, a risk-free interest rate of 3.5%, no dividend yield and an expected life of four years. Had we changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2004 rather than April 1, 2004, the impact would not have been significant.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Effect of New Accounting Pronouncements. In December 2004, the FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of earnings. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005.

We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown above for the pro forma net earnings and earnings per share amounts for the first nine months and third quarter of 2005 and 2004 as if we had used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. The actual effects of SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the method used to value future share-based payments to our employees and estimated forfeiture rates. We estimate recognizing pre-tax compensation expense of approximately $0.04 and $0.03 per diluted share, for the years ended December 31, 2006 and 2007, respectively, based on the number of options outstanding at September 30, 2005, and assuming that we continue to issue stock options under the Plan consistent with our current policy and procedures.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, whereas current accounting rules prescribe that the benefits be reported as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

2.	Reconciliation of Merchandise Inventory.

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
	(In thousands)
Beginning merchandise value	$760,422	$682,367
Inventory additions through acquisitions	8,554	65,829
Purchases	486,209	453,358
Depreciation of rental merchandise	(332,965)	(331,918)
Cost of goods sold	(108,775)	(98,883)
Skips and stolens	(44,956)	(39,984)
Other inventory deletions(1)	(15,421)	(11,913)

Ending merchandise value	$753,068	$718,856

	Three months ended	Three months ended
	September 30, 2005	September 30, 2004
	(In thousands)
Beginning merchandise value	$773,903	$736,193
Inventory additions through acquisitions	5,722	904
Purchases	141,224	141,696
Depreciation of rental merchandise	(110,126)	(111,490)
Cost of goods sold	(32,870)	(29,158)
Skips and stolens	(16,373)	(14,802)
Other inventory deletions(1)	(8,412)	(4,487)

Ending merchandise value	$753,068	$718,856

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs. 2005 inventory deletions also include $3.6 million in write-offs associated with Hurricanes Katrina and Rita.

RENT-A-CENTER, INC. AND SUBSIDIARIES
3.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		September 30, 2005		December 31, 2004
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$2,775	$3,000	$2,550
Non-compete agreements	3	6,018	4,116	5,902	3,197
Customer relationships	1.5	32,753	30,391	30,644	24,810

Total		41,771	37,282	39,546	30,557
Intangible assets not subject to amortization
Goodwill		1,023,444	99,152	1,012,577	99,162

Total intangibles		$1,065,215	$136,434	$1,052,123	$129,719

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2005	$1,406
2006	2,902
2007	176
2008	5

Total	$4,489

Changes in the net carrying amount of goodwill are as follows:

	At September 30, 2005	At December 31, 2004
	(In thousands)
Balance as of January 1,	$913,415	$788,059
Additions from acquisitions	24,136	112,209
Goodwill impairment (1)	(8,198)	—
Post purchase price allocation adjustments	(5,061)	13,147

Balance as of the end of the period	$924,292	$913,415

(1)	Goodwill impairment of approximately $4.5 million and $3.7 million was recorded in relation to our store closing plan and Hurricanes Katrina and Rita, respectively.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
4.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

(In thousands, except per share data)	Nine months ended September 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$100,688	74,044	$1.36
Effect of dilutive stock options		1,218

Diluted earnings per common share	$100,688	75,262	$1.34

	Nine months ended September 30, 2004
	Net earnings	Shares	Per share
Basic earnings per common share	$108,976	79,246	$1.38
Effect of dilutive stock options		2,352

Diluted earnings per common share	$108,976	81,598	$1.34

(In thousands, except per share data)	Three months ended September 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$11,277	72,826	$0.15
Effect of dilutive stock options		887

Diluted earnings per common share	$11,277	73,713	$0.15

	Three months ended September 30, 2004
	Net earnings	Shares	Per share
Basic earnings per common share	$5,573	77,989	$0.07
Effect of dilutive stock options		1,939

Diluted earnings per common share	$5,573	79,928	$0.07

For the nine months ended September 30, 2005 and 2004, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 1,843,383 and 560,084, respectively.

For the three months ended September 30, 2005 and 2004, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of our common stock, and therefore anti-dilutive, was 2,416,436 and 1,241,709, respectively.

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

The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock; and

•	engage in a merger or sell substantially all of its assets.

RENT-A-CENTER, INC. AND SUBSIDIARIES
5.	Subsidiary Guarantors — (continued)

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

On October 24, 2003, we announced our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $400.0 million. As of September 30, 2005, we had purchased a total of 12,609,900 shares of our common stock for an aggregate of $321.6 million under our common stock repurchase program, of which 3,917,200 shares were repurchased during the third quarter of 2005 for approximately $80.0 million. Please see “Unregistered Sales of Equity Securities and Use of Proceeds” later in this report.

In May 2005, Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) sold all of the remaining shares of our common stock held by them in a public offering which closed on May 31, 2005. We did not receive any of the proceeds from the sale of the shares by Apollo. In connection with such sale, Apollo converted the two issued and outstanding shares of our Series C preferred stock into 180 shares of common stock all of which were sold in the public offering. As a result of the conversion, no shares of our Series C preferred stock remain outstanding. In addition, as a result of the sale by Apollo of all of the shares of our common stock held by them, our stockholders agreement with Apollo terminated pursuant to its terms.

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

Fair Values
(in thousands)
Rental merchandise	$18,644
Property assets	1,262
Customer relationships	3,180
Non-compete agreements	242
Goodwill	36,568

Total assets acquired	$59,896

RENT-A-CENTER, INC. AND SUBSIDIARIES
7.	Acquisitions — (continued)

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

We entered into these transactions seeing them as opportunistic acquisitions that would allow us to expand our store base in conjunction with our strategic growth plans. The prices of the acquisitions were determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Customer relationships acquired in these transactions are being amortized utilizing the straight-line method over an 18 month period. The non-compete agreements in these transactions are being amortized using the straight-line method over the life of the agreements and, in accordance with SFAS 142, the goodwill associated with the acquisitions are not being amortized.

All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in our financial statements since their date of acquisition.

8.	Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $26.0 million was outstanding as of September 30, 2005. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Other guarantees. We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally, our letters of credit are renewed automatically every year unless we notify the institution not to renew. At September 30, 2005, we had $103.3 million in outstanding letters of credit under our senior credit facilities, all of which is supported by our $250.0 million revolving facility.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
10.	Store Consolidation Plan.

On September 6, 2005, we announced our plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores include 114 stores that we intend to close and merge with our existing stores and up to 48 additional stores that we intend to sell, merge with a potential acquisition or close by December 31, 2005. As of September 30, 2005, we had merged 100 of the 114 stores identified to be merged with existing locations. Since September 30, 2005, we have merged seven of the remaining 14 and sold 14 of the additional 48 stores we intend to sell, close or merge with a potential acquisition.

We expect to incur restructuring expenses in the range of $12.1 million to $25.1 million, which will be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. During the third quarter of 2005, we recorded restructuring charges of $13.0 million. The charges included $6.5 million for lease terminations, $1.8 million for fixed asset disposals and approximately $4.7 for goodwill impairment and other expenses incurred in these closures. The following table presents the original range of estimated charges, the charges recorded in the third quarter and the estimated range of remaining charges to be recorded in the fourth quarter of the fiscal year ending December 31, 2005 (in thousands):

		Charges to expense	Estimated remaining
	Closing Plan	during the third	charges for the fourth	Accrual remaining at
	Estimate	quarter 2005	quarter 2005	September 30, 2005
Lease obligations	$8,661 - $13,047	$6,502	$2,159 - $ 6,545	$5,341
Fixed asset disposals	2,630 - 4,211	1,789	841 - 2,422	—
Other costs (1)	830 - 7,875	4,737	0 - 3,138	658

Total	$12,121 - $25,133	$13,028	$3,000 - $12,105	$5,999

(1)	Goodwill impairment charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.
We expect the total estimated cash outlay in connection with the store closing plan to be between $9.0 million to $13.7 million. The amount of cash used in the store closing plan during the third quarter was $1.2 million. Therefore, we expect to use approximately $7.8 million to $12.5 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.

11.	Effects of Hurricanes Katrina and Rita.

During the third quarter of 2005, we recorded pre-tax expenses of approximately $7.7 million related to the damage caused by Hurricanes Katrina and Rita. These costs relate primarily to goodwill impairment of approximately $3.7 million and inventory losses of approximately $3.6 million.

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
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding additional costs and expenses that could be incurred in connection with the store consolidation plan;

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	interest rates;

•	our ability to collect on our rental purchase agreements;

•	our ability to enter into new rental purchase agreements;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in our effective tax rate;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.
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
Our Business
We are the largest rent-to-own operator in the United States with an approximate 34% market share based on store count. At September 30, 2005, we operated 2,787 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and seven stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2005, ColorTyme had 287 franchised stores in 38 states, 275 of which operated under the ColorTyme name and 12 stores of which operated under the Rent-A-Center name.

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
Rental payments are made generally on a weekly basis and, together with applicable fees, constitute our primary revenue source. Our expenses primarily relate to merchandise costs and the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, merchandise delivery expenses, advertising expenses, lost, damaged, or stolen merchandise, fixed asset depreciation, and corporate and other expenses.
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
Furthermore, we are evaluating other growth strategies, including offering additional products and services designed to appeal to our customer demographic, both through our new and existing rent-to-own stores as well as the entry into additional lines of business. On June 30, 2005, we acquired 27 stores in six Western states which offer an array of financial services in addition to traditional rent-to-own products. We intend to begin offering similar financial services in up to 25 existing Rent-A-Center store locations during the fourth quarter of 2005. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial products or services, or that such operations, should they be added, will prove to be profitable.
Recent Developments
As of October 26, 2005, we have acquired accounts from one store, opened three new stores and closed 27 stores during the fourth quarter of 2005. Of the closed stores, 14 were sold and 7 were merged with existing locations in connection with our store consolidation plan. Five other stores were closed as a result of Hurricane Katrina and another store, unrelated to our store closing plan, was sold. It is our intention to increase the number of rent-to-own stores we operate by an average of approximately 5% per year over the next several years.
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
As of September 30, 2005, the net amount accrued for losses within our self-insured retentions was $97.8 million, as compared to $83.6 million at September 30, 2004. The increase in the net amount accrued for the 2005 period is a result of an estimate for new claims expected for the current policy period, which incorporates our store growth, increased number of employees, increases in health care costs, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.
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
Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. As of September 30, 2005, we had accrued $1.9 million in connection with the prospective settlement of the Pucci/Chess matter, and an additional $400,000 for anticipated legal fees and expenses with respect to our other outstanding litigation (other than the Pucci/Chess matter) as compared to $49.6 million for the quarter ended September 30, 2004, of which we had accrued $47.0 million in connection with the settlement of the Griego/Carrillo matter, and an additional $2.6 million for probable litigation costs with respect to our outstanding litigation (other than the Griego/Carrillo matter). The amounts accrued, relating to the prospective settlement in the Pucci/Chess matter, and for anticipated legal fees and expenses with respect to our remaining outstanding litigation (other than the Pucci/Chess matter), represent our estimate of the probable liabilities with respect to such litigation. The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation, could affect our assumptions and thus, our accrual.
If we make changes to our accruals in any of these areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.1 million in our estimates would result in a corresponding $.01 change in our earnings per share.
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
Results of Operations
During the third quarter of 2005, we recorded pre-tax expenses of approximately $7.7 million related to the damage caused by Hurricanes Katrina and Rita. These costs relate primarily to goodwill impairment of approximately $3.7 million and inventory losses of approximately $3.6 million.
Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
Store Revenue. Total store revenue increased by $33.1 million, or 2.0%, to $1,725.8 million for the nine months ended September 30, 2005 as compared to $1,692.7 million for the nine months ended September 30, 2004. The increase in total store revenue is primarily attributable to approximately $70.5 million in incremental revenue from new stores and acquisitions, net of stores sold and the effects of merged stores, during the first nine months of 2005 as compared to 2004, offset by a decrease in same store sales of 2.8%.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire nine month periods ending September 30, 2005 and 2004, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $37.4 million, or 2.8%, to $1,303.2 million for the nine months ended September 30, 2005 as compared to $1,340.6 million in 2004. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers and agreements on rent on a per store basis during the first nine months of 2005 as compared to the first nine months of 2004.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Revenue. Total franchise revenue decreased by $5.2 million, or 14.6%, to $30.1 million for the nine months ended September 30, 2005 as compared to $35.3 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 21 fewer franchised locations, on a weighted average basis, operating in the first nine months of 2005 as compared to the first nine months of 2004. The number of locations has declined as a result of the purchase of 53 franchise locations by other Rent-A-Center subsidiaries since September 30, 2004.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Cost of rentals and fees for the nine months ended September 30, 2005 increased by $4.8 million, or 1.5%, to $338.7 million for the nine months ended September 30, 2005 as compared to $333.9 million in 2004. This increase is a result of an increase in rental revenue for the first nine months of 2005 compared to the first nine months of 2004. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue was 21.7% for the nine months ending September 30, 2005 and 2004.
Cost of Merchandise Sold. Cost of merchandise sold increased by $9.5 million, or 10.5%, to $100.6 million for the nine months ended September 30, 2005 as compared to $91.1 million in 2004. This increase was primarily a result of an increase in the number of items sold during the first nine months of 2005 as compared to the first nine months of 2004. The gross margin percent of merchandise sales decreased to 27.9% in 2005 from 30.1% in 2004. This decrease is attributable to a decrease in the average selling price of merchandise sold during the first nine months of 2005 as compared to 2004.
Salaries and Other Expenses. Salaries and other expenses increased by $70.8 million, or 7.5%, to $1,017.4 million for the nine months ended September 30, 2005 as compared to $946.6 million in 2004. The increase was primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2005 period, higher fuel expenses relating to product deliveries and utility costs, as well as the impact of Hurricanes Katrina and Rita. For the nine months ended September 30, 2005, there were 102 more stores, on a weighted average basis, operating during the period as compared to 2004. Salaries and other expenses expressed as a percentage of total store revenue increased to 59.0% for the nine months ended September 30, 2005 from 55.9% in 2004. This percentage increase was primarily attributable to the decrease in same store sales during the first nine months of 2005 as compared to 2004.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $4.7 million, or 15.8%, to $25.0 million for the nine months ended September 30, 2005 as compared to $29.7 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 21 fewer franchised locations, on a weighted average basis, operating in the first nine months of 2005 as compared to the first nine months of 2004. The number of locations has declined as a result of the purchase of 53 franchise locations by other Rent-A-Center subsidiaries since September 30, 2004.
General and Administrative Expenses. General and administrative expenses increased by $4.3 million, or 7.7%, to $60.7 million for the nine months ended September 30, 2005, as compared to $56.4 million for the first nine months of 2004. General and administrative expenses expressed as a percentage of total revenue increased slightly to 3.5% for the nine months ending September 30, 2005 as compared to 3.3% for the nine months ending September 30, 2004.
Operating Profit. Operating profit decreased by $17.2 million, or 8.3%, to $190.0 million for the nine months ended September 30, 2005 as compared to $207.2 million in 2004. Excluding the pre-tax litigation reversion credit of $8.0 million recorded in the first quarter of 2005, the pre-tax restructuring charge of $13.0 million recorded in the third quarter of 2005 and the pre-tax litigation charge of $47.0 million recorded in the third quarter of 2004, operating profit decreased by $59.2 million, or 23.3%, to $195.0 million for the nine months ended September 30, 2005 as compared to $254.2 million in 2004. Operating profit as a percentage of total revenue decreased to 11.1% for the nine months ended September 30, 2005 before the pre-tax litigation reversion credit and restructuring charge in 2005, from 14.7% in the first nine months of 2004 before the pre-tax litigation charge in 2004. These decreases were primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the first nine months of 2005 versus 2004 as discussed above.
Net Earnings. Net earnings decreased by $8.3 million, or 7.6%, to $100.7 million for the nine months ended September 30, 2005 as compared to $109.0 million in 2004. Excluding the pre-tax litigation reversion credit of $8.0 million recorded in the first quarter of 2005, a pre-tax restructuring charge of $13.0 million recorded in the third quarter, a $2.0 million tax audit reserve credit recorded in the second quarter of 2005, and a $47.0 million litigation charge and $4.2 million refinance charge recorded in the third quarter of 2004, net earnings decreased by $39.1 million, or 27.7%, to $101.9 million for the nine months ended September 30, 2005 as compared to $141.0 million in 2004. This decrease was primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the first nine months of 2005 versus 2004 as discussed above.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
Store Revenue. Total store revenue increased by $5.7 million, or 1.0%, to $564.9 million for the three months ended September 30, 2005 as compared to $559.2 million for the three months ended September 30, 2004. The increase in total store revenue is primarily attributable to approximately $7.7 million in incremental revenue from new stores and acquisitions, net of stores sold and the effects of merged stores, during the third quarter of 2005 as compared to 2004, offset by a decrease in same store sales of 0.4%.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending September 30, 2005 and 2004, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $2.0 million, or 0.4%, to $465.4 million for the three months ended September 30, 2005 as compared to $467.4 million in 2004. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers and agreements on rent on a per store basis during the third quarter of 2005 as compared to the third quarter of 2004.
Franchise Revenue. Total franchise revenue decreased by $1.8 million, or 17.6%, to $8.6 million for the three months ended September 30, 2005 as compared to $10.4 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 28 fewer franchised locations, on a weighted average basis, operating in the third quarter of 2005 as compared to the third quarter of 2004. The number of locations has declined as a result of the purchase of 53 franchise locations by other Rent-A-Center subsidiaries since September 30, 2004.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Cost of rentals and fees for the three months ended September 30, 2005, decreased by approximately $400,000, or 0.4%, to $112.2 million for the three months ended September 30, 2005 as compared to $112.6 million in 2004. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 21.7% for the quarter ending September 30, 2005 as compared to 21.8% for the same period in 2004.
Cost of Merchandise Sold. Cost of merchandise sold increased by $3.3 million, or 12.4%, to $30.3 million for the three months ended September 30, 2005 as compared to $27.0 million in 2004. This increase was primarily a result of an increase in the number of items sold during the third quarter of 2005 as compared to the third quarter 2004. The gross margin percent of merchandise sales decreased to 22.7% in 2005 from 25.6% in 2004. This decrease was primarily attributable to a decrease in the average selling price of merchandise sold during the third quarter of 2005 as compared to the third quarter of 2004.
Salaries and Other Expenses. Salaries and other expenses increased by $24.0 million, or 7.3%, to $350.4 million for the three months ended September 30, 2005 as compared to $326.4 million in 2004. Salaries and other expenses expressed as a percentage of total store revenue increased to 62.0% for the three months ended September 30, 2005 from 58.4% in 2004. The increases are primarily the result of an increase in salaries and wages and occupancy costs due to an increased number of stores in the 2005 period, higher fuel expenses relating to product deliveries and utility costs, as well as the impact of Hurricanes Katrina and Rita. For the three months ended September 30, 2005, there were 19 more stores, on a weighted average basis, operating during the period as compared to 2004.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.6 million, or 18.9%, to $7.0 million for the three months ended September 30, 2005 as compared to $8.6 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 28 fewer franchised locations, on a weighted average basis, operating in the third quarter of 2005 as compared to the third quarter of 2004. The number of locations has declined as a result of the purchase of 53 franchise locations by other Rent-A-Center subsidiaries since September 30, 2004.
General and Administrative Expenses. General and administrative expenses increased by $2.4 million, or 12.8%, to $21.2 million for the three months ended September 30, 2005, as compared to $18.8 million in 2004. General and administrative expenses expressed as a percentage of total revenue increased to 3.7% for the three months ending September 30, 2005 as compared to 3.3% for the three months ending September 30, 2004.
Operating Profit. Operating profit increased by $6.7 million, or 27.3%, to $31.0 million for the three months ended September 30, 2005 as compared to $24.3 million in 2004. Excluding the pre-tax restructuring charge of $13.0 million recorded in the third quarter of 2005 and the pre-tax litigation charge of $47.0 million recorded in the third quarter of 2004, operating profit decreased by $27.3 million, or 38.3%, to $44.0 million for the three months ended September 30, 2005 as

RENT-A-CENTER, INC. AND SUBSIDIARIES
compared to $71.3 million in 2004. Operating profit as a percentage of total revenue decreased to 7.7% for the three months ended September 30, 2005 before the pre-tax restructuring charge in 2005, from 12.5% for the three months ended September 30, 2004 before the pre-tax litigation charge in 2004. These decreases were primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the third quarter of 2005 versus 2004 as discussed above.
Net Earnings. Net earnings increased by $5.7 million, or 102.4%, to $11.3 million for the three months ended September 30, 2005 as compared to $5.6 million in 2004. Excluding the a pre-tax restructuring charge of $13.0 million recorded in the third quarter, a pre-tax litigation charge of $47.0 million and a pre-tax refinance charge of $4.2 million, both recorded in the third quarter of 2004, net earnings decreased by $16.6 million, or 44.2%, to $20.9 million for the three months ended September 30, 2005 as compared to $37.5 million in 2004. This decrease was primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during the third quarter of 2005 versus 2004 as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $140.4 million to $143.7 million for the nine months ending September 30, 2005 as compared to $284.1 million in 2004. This decrease is primarily attributable to a decrease in our deferred income taxes related to the reversal of the cash benefit related to the Jobs and Growth Tax Relief Reconciliation Act of 2003 discussed later in this report, an increase in inventory purchases related to our increased store base and a decrease in the change in our accrued liabilities during the first nine months of 2005 as compared to the first nine months of 2004. The decrease in our accrued liabilities was primarily due to the recording of the $47.0 million Griego settlement in 2004 (which was paid in 2005), and an increase of approximately $14.6 million in income tax liabilities paid in 2005 as compared to 2004.
Cash used in investing activities decreased by $135.0 million to $73.1 million during the nine month period ending September 30, 2005 as compared to $208.1 million in 2004. This decrease is primarily attributable to the larger acquisitions that occurred in the first nine months of 2004, such as the acquisitions of Rainbow Rentals, Inc. and Rent Rite, Inc., as compared to the acquisitions that occurred in the first nine months of 2005.
Cash used in financing activities decreased by $78.8 million to $76.6 million during the nine month period ending September 30, 2005 as compared to $155.4 million in 2004. This decrease is primarily a result of a reduction in our stock repurchases during the first nine months of 2005 as compared to the same period in 2004.
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
We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs into 2006. Our revolving credit facilities, as well as our $10.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $260.0 million, of which $111.4 million was available at October 26, 2005. At October 26, 2005, we had approximately $46.5 million in cash. To the extent we have available cash that is not necessary for store openings or acquisitions, we intend to repurchase additional shares of our common stock as well as make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
Our senior credit facilities and the indenture governing our 7 1/2% notes contain certain change in control provisions. A change in control would result in an event of default under our senior credit facilities, and, pursuant to the underlying indenture, would also require us to offer to repurchase all of our 7 1/2% notes at 101% of their principal amount, plus accrued interest, if any, to the date of repurchase. Provisions of our senior credit facilities restrict the repurchase of all of our 7 1/2% notes. In the event a change in control occurs, we cannot be sure that we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the 7 1/2% notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Litigation. On June 23, 2005, we reached an agreement in principle with the plaintiffs to resolved the Rob Pucci, et. al. v. Rent-A-Center, Inc. and Jeremy Chess et. al v. Rent-A-Center, Inc., et. al. matters pending in state court in Multnomah County, Oregon. These matters allege violations of various provisions of Oregon state law regarding overtime, lunch and work breaks, failure to pay wages due to our Oregon employees, and various contract claims that we promised but failed to pay overtime. Under the terms of the settlement, which has now been documented and preliminarily approved by the court, we anticipate we will pay $1.75 million in cash to settle total class claims, provided that the class does not exceed 650 individuals. If the class exceeds 650 individuals, we agreed to pay an additional $750.00 per individual class member over 650. To account for the settlement, as well as our own attorneys’ fees, we have accrued an aggregate of $1.9 million as of September 30, 2005. We expect to pay the entire settlement amount in the first quarter of 2006, following final approval of the settlement by the court.
While we believe that the terms of this settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. We believe that the cash flow generated from operations will be sufficient to fund the prospective settlement without adversely affecting our liquidity.
Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to “Legal Proceedings” later in this report.
Income Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30 percent of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70 percent of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property was placed in service from 30% to 50%. Accordingly, our cash flow during 2002 through 2004 benefited from having a lower current cash tax obligation, which in turn provided additional cash flows from operations. We estimate that our operating cash flow increased by approximately $106.3 million through 2004 from the accelerated tax depreciation deductions. The associated deferred tax liabilities now have begun to reverse, doing so over a three year period beginning in 2005. Approximately 75% will reverse in 2005, 20% will reverse in 2006 and the remainder will reverse in 2007. We expect to pay approximately $28.5 million in taxes during the remainder of 2005. We also expect to pay approximately $21.3 million and $5.3 million in additional cash taxes in 2006 and 2007, respectively, due to the reversal of the deferred tax liabilities discussed above.
Rental Merchandise Purchases. We purchased $486.2 million and $453.4 million of rental merchandise during the nine month periods ending September 30, 2005 and 2004, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $41.0 million and $53.4 million on capital expenditures during the nine month periods ending September 30, 2005 and 2004, respectively, and expect to spend approximately $19.0 million for the remainder of 2005.
In December 2005, we expect to close the acquisition of approximately 15 acres of land located in Plano Texas, on which we intend to build a new corporate headquarters facility. The purchase price for the land is expected to be approximately $4.5 million. Building costs are expected to be in the range of $20.0-$25.0 million, with construction beginning in December 2005. Building costs will be paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed by the end of 2006. We intend to finance this project from cash flow generated from operations.
Acquisitions and New Store Openings. During the first nine months of 2005, we acquired 39 stores, accounts from 35 additional locations, opened 39 new stores, and closed 166 stores. Of the closed stores, 152 were merged with existing store locations, eight stores were closed due to Hurricane Katrina and six stores were sold. The acquired stores and accounts were the result of 33 separate transactions for an aggregate price of approximately $35.6 million, of which $3.4 million will be paid at the conclusion of an escrow period.
As of October 26, 2005, we have acquired accounts from one store, opened three new stores and closed 27 stores during the fourth quarter of 2005. Of the closed stores, 14 were sold and 7 were merged with existing locations in connection with our store consolidation plan. Five other stores were closed as a result of Hurricane Katrina and another store, unrelated to our store closing plan, was sold. For the entire year ending December 31, 2005, we intend to add to our store base by opening approximately 60-70 new store locations as well as pursuing opportunistic acquisitions.

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
Senior Credit Facilities. On July 14, 2004, we announced the completion of the refinancing of our senior secured debt. Our new $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. On that day, we drew down the $350.0 million term loan and $50.0 million of the revolving facility and utilized the proceeds to repay our old senior term debt. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $103.6 million had been utilized as of October 26, 2005. As of October 26, 2005, $101.4 million was available under our revolving facility. The revolving credit facility expires in July 2009 and the term loan expires in 2010.
The table below shows the scheduled maturity dates of our senior debt outstanding at September 30, 2005.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2005	$875
2006	3,500
2007	3,500
2008	3,500
2009	168,000
Thereafter	166,250

$345,625

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.75% (the “Eurodollar Rate”), or the prime rate plus .75% (the “Prime Rate”). Currently, all borrowings under the senior credit facility bear interest at the Eurodollar Rate. The Eurodollar rate was 4.07% at October 26, 2005. We have not entered into any interest rate protection agreements with respect to the term loans under our senior credit facilities.
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
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at September 30, 2005:

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	2.75:1	2.12:1
Minimum consolidated interest coverage ratio	No less than	4.00:1	7.38:1
Minimum fixed charge coverage ratio	No less than	1.50:1	2.02:1

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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $26.0 million was outstanding as of September 30, 2005. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Repurchases of Outstanding Securities. On October 24, 2003, we announced that our Board of Directors had rescinded our old common stock repurchase program and authorized a new common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $400.0 million. As of September 30, 2005, we had purchased a total of 12,609,900 shares of our common stock for an aggregate of $321.6 million under this common stock repurchase program, of which 3,917,200 shares were repurchased in the third quarter of 2005 for approximately $80.0 million. Please see “Unregistered Sales of Equity Securities and Use of Proceeds” later in this report.
Store Consolidation Plan. We expect the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $13.7 million. The amount of cash used in the store closing plan during the third quarter was $1.2 million. Therefore, we expect to use approximately $7.8 million to $12.5 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores. Please see “Store Consolidation Plan” in the Notes to Consolidated Financial Statements for more information on our store consolidation plan.
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
We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the Stock-Based Compensation section shown above for the pro forma net earnings and earnings per share amounts for the first nine months and third quarter of 2005 and 2004 as if we had used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. The actual effects of SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the method used to value future share-based payments to our employees and estimated forfeiture rates. We estimate recognizing additional pre-tax compensation expense of approximately $0.04 and $0.03 per diluted share, for the years ended December 31, 2006 and 2007, respectively, based on the number of options outstanding at September 30, 2005, and assuming that we continue to issue stock options under the Plan consistent with our current policy and procedures.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, whereas current accounting rules prescribe that the benefits be reported as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
As of September 30, 2005, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2% and $345.6 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at September 30, 2005 was $287.3 million. Unlike the subordinated notes, the $345.6 million in term loans have variable interest rates indexed to current Eurodollar rates. As of September 30, 2005, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.
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
Changes in internal controls. For the quarter ended September 30, 2005, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against our outside directors as well as the underwriter defendants, but denying our motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most favorable to the plaintiffs and to take the plaintiffs’ allegations as true. On August 18, 2005, we filed a motion to certify the dismissal order for an interlocutory appeal, which is currently pending.
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
State Wage and Hour Class Actions
We are subject to various actions filed against us in the states of Oregon, California and Washington alleging we violated the wage and hour laws of such states. As of September 30, 2005, we operated 29 stores in Oregon, 149 stores in California and 46 stores in Washington.
Rob Pucci, et. al. v. Rent-A-Center, Inc; Jeremy Chess et. al. v. Rent-A-Center, Inc. et. al.; Clemmons et. al. v. Rent-A-Center, Inc., et. al.. On August 20, 2001, the putative class action Rob Pucci, et. al. v. Rent-A-Center, Inc. was filed in state court in Multnomah County, Oregon alleging we violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that we failed to pay all wages due to our Oregon employees, and various contract claims that we promised but failed to pay overtime. Pucci seeks to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and seeks class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees.
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
On June 23, 2005, we reached an agreement in principle to settle the claims in Pucci and Chess. Under the terms of the prospective settlement, we agreed to pay $1.75 million to settle total class claims, provided that the class does not exceed 650 individuals. If the class exceeds 650 individuals, we agreed to pay an additional $750.00 per individual class member over 650. On October 6, 2005, plaintiffs’ counsel in the Pucci and Chess matters filed a new class action complaint in Federal court entitled Clemmons et al v. Rent-A-Center Inc., et al, alleging substantially similar claims and seeking similar damages as in Pucci and Chess through the date of filing. The parties propose to use the Clemmons case to consolidate the Pucci and

RENT-A-CENTER, INC. AND SUBSIDIARIES
Chess claims, and facilitate final approval, administration and distribution of the proposed settlement. The settlement has been documented and preliminarily approved by the Pucci/Chess and Clemmons courts.
The terms of the settlement are subject to obtaining final approval from the Pucci/Chess and Clemmons courts. Notice of the settlement is expected to be mailed to class members on or about November 15, 2005. Objections to the settlement are due on December 15, 2005, and the final approval hearing is scheduled for January 20, 2006. We expect to fund the entire settlement amount within 14 days following final approval by the Clemmons court. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. To account for the prospective settlement, as well as our own attorneys’ fees, we have accrued an aggregate of $1.9 million as of September 30, 2005.
Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. After remand, the plaintiffs filed a motion with the trial court seeking to remove from the case the trial court judge who previously denied their motion for class certification. The trial court denied the motion. In response, plaintiffs’ filed a petition for writ of mandate with the California Court of Appeals requesting review of the trial court’s decision. The California Court of Appeals heard oral arguments in this matter on August 29, 2005, and ruled against the plaintiffs, denying the requested relief. The case is now being returned to the trial court as previously ordered.
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
Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm seeking to represent the purported class in Pucci is seeking to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal. On September 8, 2003, the Commissioner appointed by the Court of Appeals denied review of the Rose court decision. On October 10, 2003, the Rose plaintiffs filed a motion seeking to modify the Commissioner’s ruling, which was denied by the Court of Appeals on November 26, 2003. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. In April 2005, the plaintiffs’ counsel filed another putative county-wide lawsuit, bringing the total to 15. The purported classes in these county-wide class actions range from approximately 20 individuals to approximately 100 individuals. Subsequently, we filed motions to dismiss and/or stay the class allegations in each of the county-wide actions, and we also filed motions for summary judgment in various counties with respect to the individual claims of some of the plaintiffs. Following disposition of these motions by the applicable courts, approximately 13 individual plaintiffs and class representatives remain with respect

RENT-A-CENTER, INC. AND SUBSIDIARIES
to the claims made in 12 counties. Ten of these county-wide claims are now proceeding as putative county-wide class actions and two are proceeding on an individual plaintiff basis. Certain plaintiffs have appealed some of the orders granting summary judgment. The plaintiffs in eight of the 12 counties have filed motions to certify a county-wide class. We intend to vigorously oppose class certification.
We also filed motions to compel arbitration with respect to 20 individual purported plaintiffs and class representatives in 10 counties, all of which were subsequently granted. Certain plaintiffs have appealed one of these orders compelling arbitration. The 20 arbitration plaintiffs filed separate putative nationwide class arbitration demands. In response, we filed motions to clarify the respective county courts’ orders compelling arbitration. Specifically, we asked each county court that previously struck all class allegations to make clear that the arbitration plaintiffs in those counties could not pursue any class claims, and we asked each county court in those counties that allowed plaintiffs to plead putative county-wide class claims, to make clear that such plaintiffs could only pursue county-wide claims. Three courts that granted our motions to compel arbitration and had previously struck all class allegations granted our motions and ruled that the plaintiffs could not pursue any class arbitration claims. Five courts ruled that the arbitration plaintiffs could only pursue county-wide class arbitration claims, and two of the county courts refused to limit the arbitration plaintiffs’ ability to pursue class arbitration demands. We intend to vigorously oppose these class arbitration demands, including vigorously challenging the ability of the plaintiffs to pursue in arbitration, on a putative nation-wide class basis, claims which were previously premised on purported violations of Washington state law.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2005, we are authorized to repurchase up to $400.0 million in aggregate purchase price of our common stock under our common stock repurchase program. As of September 30, 2005, we had repurchased $321.6 million in aggregate purchase price of our common stock under our stock repurchase program. In the third quarter of 2005, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(including fees)	Programs	(including fees)

July 1 through July 31	0	$0.0000	0	$158,391,967
August 1 through August 31	3,448,800	$20.4780	3,448,800	$87,767,570
September 1 through September 30	468,400	$20.0879	468,400	$78,358,403

Total	3,917,200	$20.4313	3,917,200	$78,358,403
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
Robert D. Davis
Senior Vice President-Finance, Chief Financial Officer and Treasurer

Date: October 28, 2005

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of February 4, 2004, by and between Rent-A-Center, Inc., Eagle Acquisition Sub, Inc. and Rainbow Rentals, Inc. (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.7 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

2.2	Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Elimination of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

4.3	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.4	Form of Certificate evidencing Series C Preferred Stock (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.5	Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.6	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.7	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.8	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.9	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.10	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.11	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
4.12	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.4	Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/A filed on September 21, 2004.)

10.5	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.6	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.7*	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc.

10.8	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.9	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.10	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.11+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.14+	Summary of Named Executive Officer Compensation (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.