Form 10-K
period 2005-12-31
RENT A CENTER INC DE
filed 2006-03-10
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, par value $.01 per share
(Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes  ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Aggregate market value of the 72,471,232 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System — National Market System on June 30, 2005	$1,687,854,993
Number of shares of Common Stock outstanding as of the close of business on March 8, 2006:	69,243,331
Documents incorporated by reference:
      Portions of the definitive proxy statement relating to the 2006 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business.
Overview
      Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.
      We are the largest operator in the United States rent-to-own industry with an approximate 33% market share based on store count. At December 31, 2005, we operated 2,760 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by our subsidiary Get It Now, LLC under the name “Get It Now” and seven stores located in Canada operated by our subsidiary Rent-A-Centre, Ltd., under the name “Rent-A-Centre.” One of our other subsidiaries, ColorTyme, Inc., is a national franchisor of rent-to-own stores. At December 31, 2005, ColorTyme had 296 franchised stores in 38 states, 288 of which operated under the ColorTyme name and eight of which operated under the Rent-A-Center name. These franchise stores represent an additional 4% market share based on store count.
      Our stores generally offer high quality, durable products such as major consumer electronics, appliances, computers and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent rather than purchase the merchandise. Get It Now offers our merchandise on an installment sales basis in Wisconsin. We offer well known brands such as Sony, Hitachi, JVC, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, Compaq and Hewlett-Packard computers and Ashley, England, Berkline and Standard furniture. We also offer high levels of customer service, including repair, pickup and delivery, generally at no additional charge. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 70% of our business is from repeat customers.
      We were incorporated in Delaware in 1986. Our principal executive offices are located at 5700 Tennyson Parkway, Suite 100, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.
Industry Overview
      According to the Association of Progressive Rental Organizations, the rent-to-own industry in the United States of America consists of approximately 8,300 stores, and provides approximately 6.9 million products to over 2.7 million households. We estimate the three largest rent-to-own industry participants account for approximately 4,700 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and we believe will continue to experience, increasing consolidation. We believe this consolidation trend in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.
      The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 73% of rent-to-own customers have incomes between $15,000 and $50,000 per year. Many of the customers served by the industry do not have access to significant amounts of credit. For these customers, the rent-to-own industry provides an alternative for them to obtain brand name products. The Association of Progressive Rental Organizations also estimates that 95% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions.
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
Strategy
      We are currently focusing our strategic efforts on:

•	enhancing the operations, revenue and profitability in our store locations;

•	opening new and acquiring existing rent-to-own stores;

•	expanding our financial services business within our existing store locations; and

•	building our national brand.

Enhancing Store Operations
      We continually seek to improve store performance through strategies intended to produce gains in operating efficiency, revenue and profitability. For example, we continue to focus our operational personnel on prioritizing store profit growth, including the effective pricing of rental merchandise and the management of store level operating expenses.
      We believe we will achieve further gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

•	use consumer focused advertising, including direct mail, television, radio and print media, while also utilizing new business relationships and strategic alliances to increase store traffic and expand our customer base;

•	expand the offering of product lines to appeal to more customers to increase the number of product rentals and grow our customer base;

•	expand our financial services business within our existing store locations;

•	evaluate other growth strategies, including the entry into additional lines of business offering products and services designed to appeal to our customer demographic;

•	employ strict store-level cost control;

•	analyze and evaluate store operations against key performance indicators; and

•	use a revenue and profit based incentive pay plan.

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

      Since March 1993, our company-owned store base has grown from 27 to 2,760 at December 31, 2005, primarily through acquisitions. During this period, we acquired over 2,500 company-owned stores and over 380 franchised stores in approximately 160 separate transactions, including nine transactions where we acquired in excess of 50 stores.
      The following table summarizes the store growth activity over the last three fiscal years:

	2005	2004	2003

Stores at beginning of period	2,875	2,648	2,407
New store openings	67	94	101
Acquired stores remaining open	44	191	160
Closed stores(1)
Merged with existing stores	170	48	20
Sold or closed with no surviving store	56	10	—

Stores at end of period	2,760	2,875	2,648

Acquired stores closed and accounts merged with existing stores	39	111	220
Total approximate purchase price of acquisitions	$38.3 million	$195.2 million (2)	$126.1 million

(1)	Substantially all of the merged, sold or closed stores in 2005 relate to our store consolidation plan discussed in more detail on p. 30.

(2)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
     2003 Acquisitions. In February 2003, we acquired substantially all of the assets of 295 stores located throughout the United States from Rent-Way, Inc. and certain of its subsidiaries for approximately $100.4 million in cash. Of the 295 stores, 176 were merged with existing locations.
      2004 Acquisitions. On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for $3.2 million Canadian dollars ($2.4 million U.S. dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marked the commencement of our business operations in Canada and internationally.
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
      2005 Store Consolidation. In 2005, we critically evaluated every market in which we operate based on market share, operating results, competitive positioning, and growth potential. As a result, we closed or merged 114 stores and sold 35 stores during the third and fourth quarters of 2005.
      2006 Acquisitions. Since December 31, 2005, we have acquired two additional stores and additional accounts from three locations for approximately $2.3 million and opened an additional nine new stores. We also closed nine stores, merging seven of them with existing stores and selling two, resulting in a total store count of 2,762 at March 8, 2006.
      We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry both nationally and internationally. We intend to increase the number of rent-to-own stores in which we operate by an average of approximately 5% per year over the next several years. We plan to accomplish our future growth through both selective and opportunistic acquisitions and new store development.

Expanding Our Financial Services Business
      In 2005, we began offering an array of financial services in addition to traditional rent-to-own products in our existing rent-to-own stores. These financial services include, but are not limited to, short term, secured and unsecured loans, bill paying, debit cards, check cashing and money transfer services. We believe that traditional financial services providers ineffectively market to our customer base and that an opportunity exists for us to leverage our knowledge of this demographic, as well as our operational infrastructure, into a complementary line of business offering financial services designed to appeal to our customer demographic. As of December 31, 2005, 40 locations in the northwestern United States were offering some or all of these financial services. We intend to offer these financial services in 140 to 200 existing Rent-A-Center store locations by the end of 2006. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial services, or that such operations, should they be added, will prove to be profitable.

Building Our National Brand
      We have implemented strategies to increase our name recognition and enhance our national brand. As part of that strategy, we utilize television and radio commercials, print, direct response and in-store signage, all of which are designed to increase our name recognition among our customers and potential customers. In 2005, we also continued to pursue strategic alliances and other sponsorship opportunities, which we believe will further enhance our name recognition. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate the customer about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Our Stores
      At December 31, 2005, we operated 2,760 stores nationwide and in Canada and Puerto Rico. In addition, our subsidiary ColorTyme franchised 296 stores in 38 states. This information is illustrated by the following table:

	Number of Stores				Number of Stores

	Company	With Financial			Company		With Financial
Location	Owned	Services	Franchised	Location	Owned		Services	Franchised

Alabama	60	—	5	Nebraska	9		—	—
Alaska	6	—	1	Nevada	22		3	4
Arizona	56	—	7	New Hampshire	14		—	2
Arkansas	35	—	1	New Jersey	43		—	4
California	150	—	5	New Mexico	17		—	10
Colorado	39	—	1	New York	128		—	13
Connecticut	37	—	3	North Carolina	111		—	11
Delaware	18	—	—	North Dakota	2		—	—
District of Columbia	4	—	—	Ohio	175		—	6
Florida	173	—	19	Oklahoma	42		—	14
Georgia	106	—	14	Oregon	31		5	3
Hawaii	12	—	4	Pennsylvania	126		—	3
Idaho	11	7	2	Puerto Rico	30		—	—
Illinois	110	—	8	Rhode Island	17		—	1
Indiana	102	—	7	South Carolina	43		—	7
Iowa	24	—	—	South Dakota	5		—	—
Kansas	31	—	17	Tennessee	94		—	1
Kentucky	44	—	1	Texas	261		—	59
Louisiana	29	—	6	Utah	15		4	—
Maine	25	—	9	Vermont	7		—	—
Maryland	63	—	9	Virginia	54		—	10
Massachusetts	60	—	2	Washington	46		16	2
Michigan	107	—	17	West Virginia	22		—	—
Minnesota	4	—	—	Wisconsin	21	*	—	—
Mississippi	28	—	2	Wyoming	5		—	—
Missouri	70	—	6	Alberta, Canada	7	†	—	—

Montana	9	5	—	TOTAL	2,760		40	296

*	Represents stores operated by Get It Now, LLC, one of our subsidiaries.

†	Represents stores operated by Rent-A-Centre, Ltd., one of our subsidiaries.
     Our stores average approximately 4,600 square feet and are located primarily in strip centers. Because we utilize “just in time” strategies and receive merchandise shipments in relatively small quantities directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs.
Rent-A-Center Store Operations

Product Selection
      Our stores generally offer merchandise from four basic product categories: major consumer electronics, appliances, computers and furniture and accessories. Although we seek to ensure our stores maintain sufficient inventory to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to ensure strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2005, furniture and accessories accounted for approximately 38% of our store rental revenue, consumer electronic products for 34%, appliances for 16% and computers for 12%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.
      Major consumer electronic products offered by our stores include high definition televisions, home theatre systems, video game consoles and stereos from top name-brand manufacturers such as Sony, Hitachi, JVC, Toshiba and Mitsubishi. We offer major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer personal and laptop computers from Dell, Compaq and Hewlett Packard. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Berkline and Standard and other top name-brand manufacturers. Accessories include pictures, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

Rental Purchase Agreements
      Our customers generally enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of 7 to 36 months, depending upon the product type, or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are also contacted to verify the information contained in the customer’s rental purchase order form. Rental payments are generally made in the store in cash, by credit card or debit card. Approximately 86% of our customers pay on a weekly basis. Depending on state regulatory requirements, we charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled “— Government Regulation.”

Product Turnover
      On average, a minimum rental term of 18 months is generally required to obtain ownership of new merchandise. We believe that only approximately 25% of our initial rental purchase agreements are taken to the full term of the agreement. The average total life for each product is approximately 19 months, which includes the initial rental period, all re-rental periods and idle time in our system. Turnover varies significantly based on the type of merchandise rented, with certain consumer electronics products, such as camcorders and DVD players and recorders, generally rented for shorter periods, while appliances and furniture are generally rented for longer periods. To cover the relatively high operating expenses generated by greater product turnover, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.

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

Collections
      Store managers use our management information system to track collections on a daily basis. For fiscal years 2005, 2004, and 2003, the average week ending past due percentages were 6.76%, 6.57% and 6.55%, respectively. Our goal was to have no more than 5.99%, 5.99% and 6.50% of our rental agreements past due one day or more each Saturday evening in 2005, 2004 and 2003, respectively. For the 2006 fiscal year, our goal remains the same as in 2005 at 5.99%. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the numerous personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period.
      Pursuant to the rental purchase agreements, customers who become delinquent in their rental payments and fail to return the rented merchandise are or may over time become liable for accrued rent through the date the merchandise is finally returned, the amount of the early purchase option, and, if the merchandise is not returned before expiration of the original term of weeks or months to ownership under the rental purchase agreement, then the total balance of payments necessary to acquire ownership of the merchandise. Generally, the remaining book value of the rental merchandise associated with delinquent accounts is charged off on or before the ninetieth day following the time the account became past due. Charge offs due to customer stolen merchandise, expressed as a percentage of store revenues, were approximately 2.5% in 2005, 2.4% in 2004 and 2.3% in 2003.
      In December 2004, we sold to certain qualified buyers our right to collect outstanding amounts due, as well as our interest in the merchandise rented, pursuant to delinquent rental purchase agreements that have been charged off in the ordinary course of business as described above. The accounts ranged from approximately one to five years old. We sold such accounts for approximately $7.9 million, and recorded that amount as other income in our consolidated statement of earnings. In the future, we may again sell charged off accounts. However, there can be no assurance that such sales will occur, or if consummated, will result in material sales proceeds.
Management
      We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and account relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Three times each week, store management is required to count the store’s inventory on hand and compare the count to the accounting records, with the market manager performing a similar audit at least quarterly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a market manager within close proximity who typically oversees six to eight stores. Typically, a market manager focuses on developing the personnel in his or her market and ensuring all stores meet our quality, cleanliness and service standards. In addition, a market manager routinely audits numerous areas of the stores’ operations. A significant portion of a market manager’s and store manager’s compensation is dependent upon store revenues and profits, which are monitored by our management reporting system and our tight control over inventory afforded by our direct shipment practice.

      At December 31, 2005, we had 390 market managers who, in turn, reported to 62 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the market managers in their region. Similar to the market managers, regional directors are responsible for ascertaining whether stores are following the operational guidelines. The regional directors report to nine senior vice presidents located throughout the country. The regional directors and senior vice presidents receive a significant amount of their compensation based on the revenue and profitability of the stores under their management.
      Our executive management team at the home office oversees field operations, with an overall strategic focus. The executive management team directs and coordinates advertising, purchasing, financial planning and controls, employee training, personnel matters, acquisitions and new store initiatives. The centralization and coordination of such operational matters allows our store managers to focus on individual store performance. A significant amount of our executive management compensation is determined in part on the profits generated by us.
Management Information Systems
      Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day’s activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track all of our merchandise and rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores’ depository accounts into our central operating account based on a formula from bank balances that is reconciled back to the balances reported by the stores. Our system also includes extensive management software, report-generating capabilities and a virtual private network. The virtual private network allows us to communicate with the stores more effectively and efficiently. The reports for all stores are reviewed on a daily basis by management and unusual items are typically addressed the following business day. Utilizing the management information system, our executive management, senior vice presidents, regional directors, market managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.
      The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our internal financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.
Purchasing and Distribution
      Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and market managers make specific purchasing decisions for the stores, subject to review by executive management, on our online ordering system. Additionally, we have predetermined levels of inventory allowed in each store which restrict levels of merchandise that may be purchased. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not utilize any distribution centers. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduce the number of obsolete items in our stores. The stores also have online access to determine whether other stores in their market may have merchandise available.

      We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Ashley and Whirlpool, who accounted for approximately 16.6% and 14.9%, respectively, of merchandise purchased in 2005. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.
Marketing
      We promote the products and services in our stores through direct mail advertising, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and name-brand selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. In 2005, we also continued to pursue strategic alliances and other sponsorship opportunities, which we believe will enhance our name recognition. Advertising expense as a percentage of store revenue for the years ended December 31, 2005, 2004 and 2003 was approximately 2.9%, 2.8% and 3.1%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.
Competition
      The rent-to-own industry is highly competitive. According to industry sources and our estimates, the three largest industry participants account for approximately 4,700 of the 8,300 rent-to-own stores in the United States. We are the largest operator in the rent-to-own industry with 2,760 stores and 296 franchised locations as of December 31, 2005. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.
Seasonality
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
ColorTyme Operations
      ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2005, ColorTyme franchised 296 rent-to-own stores in 38 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2005, 40 new franchise locations were added, three were closed and 54 were sold, all of which were sold to another Rent-A-Center subsidiary.
      All but 8 of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks, logos, emblems and indicia of origin. These 8 stores are franchises acquired in the Thorn Americas acquisition in 1998 and continue to use the Rent-A-Center name. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 5.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of between $7,500 per new location for existing franchisees and up to $35,000 per location for new franchisees.
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
      The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 19% and 13% of merchandise purchased by ColorTyme in 2005, respectively.
      ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires in October 2006. Although we believe we will be able to renew our existing agreement or find other financing arrangements, we cannot assure you that we will not need to fund the foregoing guarantee upon the expiration of the existing agreement. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, a wholly owned subsidiary of Rent-A-Center, Inc., guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $30.3 million was outstanding as of December 31, 2005. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
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

Get It Now Operations
      All of our Wisconsin stores are operated by our subsidiary Get It Now, LLC. Get It Now operates under a retail model which generates installment credit sales through a retail transaction. As of December 31, 2005, we operated 21 company-owned stores within Wisconsin, all of which operate under the name “Get It Now.”
Financial Services Operations
      We offer financial services products, such as short term, secured and unsecured loans, bill paying, debit cards, check cashing and money transfer services under the trade name “The Cash AdvantEdge.” As of December 31, 2005, we offered some or all of these financial services products in 40 Rent-A-Center store locations in Idaho, Montana, Nevada, Oregon, Utah and Washington. We expect to offer such financial services products in 140 to 200 Rent-A-Center store locations by the end of 2006. Stores offering financial services products in addition to traditional rent-to-own products generally require one to two additional employees. The financial services business is managed by our executive management team at the home office.
      Our financial services business operates in a highly competitive industry. Similar financial services products are offered by large regional or national entities, smaller independent outlets, and pawnshops. Competitive factors include location, service, maximum loan amount, repayment options and fees.
Trademarks
      We own various registered trademarks, including Rent-A-Center®, Renters Choice®, and Get It Now®. We have submitted a trademark application for “The Cash AdvantEdge” in connection with our financial services business. The products held for rent also bear trademarks and service marks held by their respective manufacturers.
Employees
      As of March 3, 2006, we had approximately 15,480 employees, of whom 404 are assigned to our headquarters and the remainder are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are covered by a collective bargaining agreement.
      We believe relationships with our employees are generally good. In connection with the settlement in December 2002 of a class action matter alleging discriminatory, gender-based employment practices, we entered into a four-year consent decree, which can be extended by the court for an additional one year upon a showing of good cause. Under the terms of the consent decree, we augmented our human resources department and our internal employee complaint procedures, enhanced our gender anti-discrimination training for all employees, and hired a consultant mutually acceptable to the parties to advise us on employment matters. We provide certain reports to the EEOC regarding our compliance with the consent decree, as well as our efforts to recruit, hire and promote qualified women. We continue to take steps to improve opportunities for women. We believe that we are in compliance in all material respects with our obligations under the consent decree.
Government Regulation

Rental Purchase Transactions

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
      Minnesota, which has a rental purchase statute, and New Jersey and Wisconsin, which do not have rental purchase statutes, have had court decisions which treat rental purchase transactions as credit sales subject to consumer lending restrictions. In response, we have developed and utilized a separate rental agreement in Minnesota which does not provide customers with an option to purchase rented merchandise. In New Jersey, we have provided increased disclosures and longer grace periods in our rental purchase agreements. In Wisconsin, our Get It Now customers are provided an opportunity to purchase our merchandise through an installment sale transaction. We operate four stores in Minnesota and 43 stores in New Jersey. Get It Now, our subsidiary, operates 21 stores in Wisconsin.
      North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 111 stores in North Carolina.

Federal Legislation
      To date, no comprehensive federal legislation has been enacted regulating or otherwise impacting the rental purchase transaction. We do, however, comply with the Federal Trade Commission recommendations for disclosure in rental purchase transactions.
      From time to time, we have supported legislation introduced in Congress that would regulate the rental purchase transaction. Currently, there are two bills pending in Congress that would regulate the rental purchase transaction, both of which are similar in substance to the generally favorable state laws in effect. While both beneficial and adverse legislation may be introduced in Congress in the future, any adverse federal legislation, if enacted, could have a material and adverse effect on us.
      There can be no assurance that new or revised rental purchase laws will not be enacted or, if enacted, that the laws would not have a material and adverse effect on us.

Financial Services
      Thirty-four states and the District of Columbia provide safe harbor regulations for short term consumer lending, and two additional states, Wisconsin and New Mexico, permit short term consumer lending by licensed lenders. Safe harbor regulations typically set maximum fees, size and length of the loans. Fourteen states prohibit or limit short term consumer lending through small loan rate caps or state usury ceilings, including New York, New Jersey, Pennsylvania, Georgia, and Texas. In addition, our financial services business is subject to federal statutes and regulations such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, and similar state laws.
      There can be no assurance that new or revised financial services laws will not be enacted or, if enacted, that the laws would not have a material and adverse effect on us.

Item 1A.     Risk Factors.
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
      As part of our growth strategy, we intend to increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. We increased our store base by 241 stores in 2003, and 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
      Our continued growth also depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 3.0% for 2003 and decreased by 3.6% and 2.3% in 2004 and 2005, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
      We also plan to grow through expansion into the financial services business. We face risks associated with integrating this new business into our existing operations. In addition, the financial services industry is highly competitive and regulated by federal, state and local laws.
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
      Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of December 31, 2005, we were required to make principal payments under our senior credit facilities of $3.5 million in 2006, $3.5 million in 2007, $3.5 million in 2008, $168.0 million in 2009 and $166.3 million after 2009. These payments reduce our cash flow.
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
      Although there is currently no comprehensive federal legislation regulating rental-purchase transactions, adverse federal legislation may be enacted in the future. From time to time, legislation has been introduced in Congress seeking to regulate our business. In addition, various legislatures in the states where we currently do business may adopt new legislation or amend existing legislation that could require us to alter our business practices.
Financial services transactions are regulated by federal law as well as the laws of certain states. Any adverse changes in these laws or the passage of adverse new laws with respect to the financial services business could slow our growth opportunities, expose us to litigation or alter our business practices in a manner that we may deem to be unacceptable.
      Our financial services business is subject to federal statutes and regulations such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, and similar state laws. In addition, thirty-four states and the District of Columbia provide safe harbor regulations for short term consumer lending, and two additional states permit short term consumer lending by licensed dealers. Safe harbor regulations typically set maximum fees, size and length of the loans. Congress and/or the various legislatures in the states where we currently intend to offer financial services products may adopt new legislation or amend existing legislation with respect to our financial services business that could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.
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
Our organizational documents and debt instruments contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock.
      Our organizational documents contain provisions that classify our board of directors, authorize our board of directors to issue blank check preferred stock and establish advance notice requirements on our stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities and the indenture governing our subordinated notes each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

We are a holding company and are dependent on the operations and funds of our subsidiaries.
      We are a holding company, with no revenue generating operations and no assets other than our ownership interests in our direct and indirect subsidiaries. Accordingly, we are dependent on the cash flow generated by our direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations, including the obligations under our senior credit facilities and our outstanding subordinated notes. The ability of our subsidiaries to pay dividends or make other payments to us is subject to applicable state laws. Should one or more of our subsidiaries be unable to pay dividends or make distributions, our ability to meet our ongoing obligations could be materially and adversely impacted.
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
      The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales, when and how many rent-to-own stores we acquire or open, and the rate at which we add financial services to our existing rent-to-own stores;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	the stock price performance of comparable companies; and

•	general market conditions or market conditions specific to particular industries.
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
      We have completed documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. For the year ended December 31, 2005, our management has determined that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Please refer to management’s annual report on internal control over financial reporting, and the report by Grant Thornton LLP, which appear later in this report. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      We lease space for all of our stores and service center locations, as well as our corporate and regional offices, under operating leases expiring at various times through 2013. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,900 to 18,500 square feet, and average approximately 4,600 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our headquarters, including Get It Now and ColorTyme, are each located at 5700 Tennyson Parkway, Plano, Texas, and consists of approximately 115,307 square feet.
      In December 2005, we acquired approximately 15 acres of land located in Plano, Texas, on which we intend to build a new corporate headquarters facility. The purchase price for the land was approximately $4.2 million. Building costs are expected to be in the range of $20.0-$25.0 million, with construction beginning in January 2006. Building costs will be paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed by the end of 2006. We intend to finance this project from cash flow generated from operations. Our remaining lease obligation on our existing location is approximately $6.2 million. We anticipate subleasing some or all of the space at our current location to offset the remaining lease obligation. Additionally, we have adjusted the remaining life on the assets which will be abandoned upon our move to the new facility.
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

Item 3.	Legal Proceedings.
      From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation. The ultimate outcome of our litigation is uncertain and the amount of any loss we may incur, if any, cannot in our judgment be reasonably estimated. Accordingly, other than with respect to the settlement of the Pucci/Chess matter (which was funded in February 2006), the prospective settlement of the Rose/ Madrigal matter discussed below as well as anticipated legal fees and expenses for our other litigation matters, no provision has been made in our consolidated financial statements for any such loss.
      Colon v. Thorn Americas, Inc. The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide us immunity from suit for other statutory violations. The plaintiff alleges we have a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of payment records. In the prayer for relief, the plaintiff requests class certification, injunctive relief requiring us to cease certain marketing practices and price our rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by us in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.
      The proposed class includes all New York residents who were party to our rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, we obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff’s claims based on the alleged failure to disclose an effective interest rate. The plaintiff’s other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff’s class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff’s requested certification. The opinion grants certification as to all of the plaintiff’s claims except the plaintiff’s pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court’s opinion, and accordingly, the court granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff’s specific claims. Both proposed orders were submitted to the court on March 27, 2003, and on May 30, 2003, the court held a hearing regarding such orders. No clarifying order has yet been entered by the court.
      From June 2003 until May 2005, there was no activity in this case. On May  18, 2005, we filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff opposed our motion and asked the court to grant it an opportunity to find a substitute class representative in the event the court determined Ms. Colon was no longer adequate. On January 17, 2006, the court issued an order denying our motion, but noted that no motion to intervene to add additional class representatives had been filed. A conference with the court has been scheduled for March 14, 2006. If the court ultimately enters a final certification order, we intend to pursue an interlocutory appeal of such certification order.
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
      On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against our outside directors as well as the underwriter defendants, but denying our motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most favorable to the plaintiffs and to take the plaintiffs’ allegations as true. On August 18, 2005, we filed a motion to certify the dismissal order for an interlocutory appeal, which was denied on November 14, 2005. Discovery in this matter has now commenced. A hearing on class certification is scheduled for June 22, 2006.
      We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves as this matter progresses. However, we cannot assure you that we will be found to have no liability in this matter.
      California Attorney General Inquiry. During the second quarter of 2004, we received an inquiry from the California Attorney General regarding our business practices in California with respect to our cash prices and our membership program. We met with representatives of the Attorney General’s office during the first quarter and fourth quarter of 2005, and provided additional information with respect to our membership program as requested. We are continuing to discuss these issues with the Attorney General’s office.

State Wage and Hour Class Actions
      We recently settled a material action pending against us in Oregon, and are currently subject to various material actions pending against us in the states of California and Washington, all of which allege we violated the wage and hour laws of such states.
      Rob Pucci, et. al v. Rent-A-Center, Inc; Jeremy Chess et. al. v. Rent-A-Center, Inc. et. al.; Clemmons et. al. v. Rent-A-Center, Inc., et. al. On August 20, 2001, the putative class action entitled Rob Pucci, et. al. v. Rent-A-Center, Inc. was filed in state court in Multnomah County, Oregon alleging we violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that we failed to pay all wages due to our Oregon employees, and various contract claims that we promised but failed to pay overtime. Pucci sought to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and sought class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre-and post-judgment interest in the amount of 9% per annum and attorneys fees.
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
      On March 17, 2005, Pucci class members Jeremy Chess and Chad Clemmons filed an amended class action complaint entitled Jeremy Chess et al. v. Rent-A-Center, Inc. et al, alleging similar claims as the plaintiffs in Pucciand seeking unspecified statutory and contractual damages and penalties, as well as injunctive relief. The Chess plaintiffs sought to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by us within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims. On April 15, 2005, we filed pleadings removing the case to the federal court for the District of Oregon under the Class Action Fairness Act of 2005. The Chess plaintiffs were represented by the same attorneys as the Pucci plaintiffs.
      On June 23, 2005, we reached an agreement in principle to settle the claims in Pucci and Chess. Under the settlement, we agreed to pay $1.75 million to settle all class claims, including payments to the class and its representatives, the plaintiffs’ attorneys’ fees and administrative costs, subject to adjustment based upon the size of the class. The final class included approximately 777 current and former account managers, inside/outside managers, and executive assistant managers that were employed by us in Oregon. In connection therewith, the plaintiffs’ counsel in the Pucci and Chess matters filed a new class action complaint in Federal court entitled Clemmons et al v. Rent-A-Center Inc., et al, alleging substantially similar claims and seeking similar damages as in Pucci and Chess through the date of filing. The parties used the Clemmons case to consolidate the Pucci and Chess claims, and facilitate final approval, administration and distribution of the settlement. Notice of the settlement was mailed to class members on or about November 15, 2005 and no class member objected to the settlement or sought exclusion from the class. Accordingly, at December 31, 2005, $1.9 million was reserved with respect to this matter covering the anticipated settlement and our attorneys’ fees. On January 20, 2006, the Pucci and Clemmons courts approved the final settlement, entered a final judgment and dismissed the respective cases. We funded the settlement in February 2006.
      Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./ Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. After remand, the plaintiffs filed a motion with the trial court seeking to remove from the case the trial court judge who previously denied their motion for class certification. The trial court denied the motion. In response, plaintiffs’ filed a petition for writ of mandate with the California Court of Appeals requesting review of the trial court’s decision. The California Court of Appeals heard oral arguments in this matter on August  29, 2005, and ruled against the plaintiffs, denying the requested relief. The case is now being returned to the trial court as previously ordered.
      On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January  16, 2004, we filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. We filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. We subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter. On March  16, 2005, the court lifted the stay and on April 12, 2005, we answered the amended complaint. Discovery is now proceeding. On January 30, 2006, the Corso Court heard a motion to coordinate Corso with the Burdusis and French actions. The Corso court recommended that Corso be coordinated with the other actions before the judge in the Burdusis and French matters. The Judicial Council has yet to act on the recommendation.
      We believe the claims asserted in Burdusis, French and Corso are without merit and we intend to vigorously oppose each of these cases. We cannot assure you, however, that we will be found to have no liability in these matters. As of December 31, 2005, we operated 150 stores in California.
      Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm who represented the class in Pucci sought to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal, which was subsequently denied. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. In April 2005, the plaintiffs’ counsel filed another putative county-wide lawsuit and subsequently the plaintiffs’ counsel filed another putative state-wide lawsuit in federal court in Washington, bringing the total to 16. The purported classes in the county-wide class actions ranged from approximately 20 individuals to approximately 100 individuals.
      In November 2005, we reached an agreement in principle to settle for $1.25 million all of the pending lawsuits and related matters bought by the plaintiffs’ counsel in Washington on an agreed state-wide class basis. In connection therewith, the parties agreed to seek class settlement in the Superior Court of Yakima County, Washington, where one of the putative county-wide class actions, Madrigal et al. v. Rent-A-Center, is pending. On January 13, 2006, the court in Madrigal preliminarily approved the class settlement. The class consists of approximately 1,300 class members, and notice of settlement has now been sent. Objections to the settlement are due March 15, 2006, and a final approval hearing before the court is scheduled for April 21, 2006. Accordingly, at December 31, 2005, approximately $1.3 million was reserved to fund the prospective settlement as well as our attorneys’ fees.
      While we believe that the terms of the prospective settlement are fair, there can be no assurance that the settlement, if completed, will be finally approved by the court in its present form.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock has been listed on the Nasdaq Stock Market® under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported.

2005	High	Low

Fourth Quarter	$20.360	$14.900
Third Quarter	24.360	17.910
Second Quarter	27.750	22.360
First Quarter	27.890	24.080

2004	High	Low

Fourth Quarter	$26.890	$22.000
Third Quarter	31.600	24.700
Second Quarter	33.930	27.630
First Quarter	33.342	27.030
      As of March 8, 2006, there were approximately 94 record holders of our common stock.
      We have not paid any cash dividends on our common stock since the time of our initial public offering. Any change in our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant.
      Cash dividend payments are subject to the restrictions in our senior credit facilities and the indenture governing our subordinated notes. These restrictions would not currently prohibit the payment of cash dividends. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facilities” on page 38 of this report for further discussion of such restrictions.
      Under our common stock repurchase program, we are authorized to repurchase up to $400.0 million in aggregate purchase price of our common stock. As of December 31, 2005, we had repurchased $356.1 million in aggregate purchase price of our common stock under our stock repurchase program. In the fourth quarter of 2005, we made the following repurchases of our common stock:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
	Total Number	Average Price	Part of Publicly	the Plans or
	of Shares	Paid per Share	Announced Plans or	Programs
Period	Purchased	(including fees)	Programs	(including fees)

October 1 through October 31	0	$0.0000	0	$78,358,403
November 1 through November 30	1,816,100	$18.9807	1,816,100	$43,887,581
December 1 through December 31	0	$0.0000	0	$43,887,581

Total	1,816,100	$18.9807	1,816,100	$43,887,581

Item 6.	Selected Financial Data.
      The selected financial data presented below for the five years ended December 31, 2005 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm. All prices and amounts have been adjusted to reflect the 5-for-2 split of our common stock effected in August 2003. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,

	2005		2004		2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,084,757		$2,071,866		$1,998,952	$1,828,534	$1,650,851
Merchandise sales	177,292		166,594		152,984	115,478	94,733
Installment sales	26,139		24,304		22,203	6,137	—
Other	7,903		3,568		3,083	2,589	3,476
Franchise
Merchandise sales	37,794		41,398		45,057	51,514	53,584
Royalty income and fees	5,222		5,525		5,871	5,792	5,884

Total revenue	2,339,107		2,313,255		2,228,150	2,010,044	1,808,528
Operating expenses
Direct store expenses
Cost of rentals and fees	452,583		450,035		432,696	383,400	343,197
Cost of merchandise sold	129,624		119,098		112,283	84,628	72,539
Cost of installment sales	10,889		10,512		10,639	3,776	—
Salaries and other expenses	1,358,760	(1)	1,277,926		1,180,115	1,070,265	1,019,402
Franchise cost of merchandise sold	36,319		39,472		43,248	49,185	51,251

	1,988,175		1,897,043		1,778,981	1,591,254	1,486,389
General and administrative expenses	82,290		75,481		66,635	63,296	55,359
Amortization of intangibles	11,705	(2)	10,780		12,512	5,045	30,194
Class action litigation settlement (reversion)	(8,000	) (3)	47,000	(6)	—	—	52,000	(8)
Restructuring charge	15,166	(4)	—		—	—	—

Total operating expenses	2,089,336		2,030,304		1,858,128	1,659,595	1,623,942

Operating profit	249,771		282,951		370,022	350,449	184,586
Income from sale of charged off accounts	—		(7,924	) (7)	—	—	—
Finance charges from refinancing	—		4,173		35,260	—	—
Interest expense, net	40,703		35,323		43,932	62,006	59,780

Earnings before income taxes	209,068		251,379		290,830	288,443	124,806
Income tax expense	73,330	(5)	95,524		109,334	116,270	58,589

Item 6.	Selected Financial Data — Continued

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
NET EARNINGS	135,738	155,855	181,496	172,173	66,217
Preferred dividends	—	—	—	10,212	15,408

Net earnings allocable to common stockholders	$135,738	$155,855	$181,496	$161,961	$50,809

Basic earnings per common share	$1.86	$1.99	$2.16	$2.20	$0.79

Diluted earnings per common share	$1.83	$1.94	$2.08	$1.89	$0.71

Consolidated Balance Sheet Data
Rental merchandise, net	$750,680	$759,111	$680,700	$631,724	$653,701
Intangible assets, net	929,326	922,404	797,434	743,852	711,096
Total assets	1,948,664	1,967,788	1,831,302	1,626,652	1,630,315
Total debt	724,050	708,250	698,000	521,330	702,506
Total liabilities(9)	1,125,232	1,173,517	1,036,472	784,252	1,224,937
Stockholders’ equity	823,432	794,271	794,830	842,400	405,378
Operating Data
Stores open at end of period	2,760	2,875	2,648	2,407	2,281
Comparable store revenue growth (decrease)(10)	(2.3)%	(3.6)%	3.0%	6.0%	8.0%
Weighted average number of stores	2,844	2,788	2,560	2,325	2,235
Franchise stores open at end of period	296	313	329	318	342

(1)	Includes the effects of $5.2 million in charges recorded in the third and fourth quarters of 2005 as a result of Hurricanes Katrina, Rita and Wilma. These charges were primarily related to the disposal of inventory and fixed assets.

(2)	Includes the effects of $3.7 million in goodwill impairment charges recorded in the third quarter of 2005 as result of Hurricane Katrina.

(3)	Includes the effect of a pre-tax legal reversion of $8.0 million recorded in the first quarter of 2005 associated with the settlement of a class action lawsuit in the state of California.

(4)	Includes the effects of a $15.2 million pre-tax restructuring expense as part of the store consolidation plan announced September 6, 2005.

(5)	Includes the effects of a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(6)	Includes the effects of a pre-tax legal settlement charge of $47.0 million recorded in the third quarter of 2004 associated with the settlement of a class action lawsuit in the state of California.

(7)	Includes the effects of $7.9 million in pre-tax income associated with the 2004 sale of previously charged off accounts.

(8)	Includes the effects of a pre-tax legal settlement charge of $52.0 million associated with the 2001 settlement of class action lawsuits in the states of Missouri, Illinois, and Tennessee.

(9)	In accordance with the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, total liabilities also includes redeemable convertible voting preferred stock.

(10)	Comparable store revenue for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We are the largest rent-to-own operator in the United States with an approximate 33% market share based on store count. At December 31, 2005, we operated 2,760 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by our subsidiary Get It Now, LLC under the name “Get It Now” and seven stores located in Canada operated by our subsidiary Rent-A-Centre, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2005, ColorTyme had 296 franchised stores in 38 states, 288 of which operated under the ColorTyme name and eight stores of which operated under the Rent-A-Center name.
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
      In 2005, we began offering financial services products, such as short term secured and unsecured loans, bill paying, debit cards, check cashing and money transfer services in our existing rent-to-own stores under the trade name “The Cash AdvantEdge.” As of December 31, 2005, we offered some or all of these financial services products in 40 Rent-A-Center store locations in Idaho, Montana, Nevada, Oregon, Utah and Washington. We expect to offer such financial services products in 140 to 200 Rent-A-Center store locations by the end of 2006.
      We plan to continue growing through selective and opportunistic acquisitions of existing rent-to-own stores, and development of new rent-to-own stores, as well as offering financial services products designed to appeal to our customer demographic.
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
Forward-Looking Statements
      The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	uncertainties regarding our ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to identify and successfully enter into new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.
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
Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements
      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.
      Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers’ compensation, general liability, and auto liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.
      We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. During 2005, each quarter we reevaluated our estimate of liability within our self-insured retentions, including our assumptions related to our loss forecasts and estimates, using actuarial loss forecasts updated during the quarter and currently valued third party claim administrator loss estimates. We evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed based upon such review.
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
      As of December 31, 2005, the net amount accrued for losses within our self-insured retentions was $97.0 million, as compared to $87.2 million at December 31, 2004. The increase in the net amount accrued for the 2005 period is a result of an estimate for new claims expected for the current policy period, which incorporates our store growth, increased number of employees, increases in health care costs, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.
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
      Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. As of December 31, 2005, we had accrued $4.5 million relating to our outstanding litigation, of which $1.9 million was related to the settlement of the Pucci/ Chess matter (which was funded in February 2006), approximately $1.3 million related to the prospective settlement of the Rose/ Madrigal matters, and an additional $1.3 million for anticipated legal fees and expenses with respect to our other outstanding litigation, as compared to $49.0 million for the year ended December 31, 2004, of which we had accrued $47.0 million in connection with the settlement of the Griego/ Carrillo matter, and an additional $2.0 million for probable litigation costs with respect to our other outstanding litigation.

      The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation, could affect our assumptions and thus, our accrual.
      Income Tax Reserves. We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax reserves each quarter based on the information available to us, and establishing reserves in accordance with the criteria for accrual under SFAS No. 5. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our arguments, and an assessment of the chances of us prevailing in our arguments. We consult with external tax advisers in researching our conclusions. At December 31, 2005, we had accrued $4.9 million relating to our contingent liabilities for income taxes, as compared to $7.7 million at December 31, 2004. The decrease in the amount accrued for the 2005 period primarily relates to the reversal of a $3.3 million state tax reserve in connection with a change in estimate as well as a $2.0 million tax audit reserve associated with the favorable resolution of our 1998 and 1999 federal tax returns offset slightly by our normal tax accruals.
      If we make changes to our accruals in any of these areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.1 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.
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
      Revenue. Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term as payments are received and merchandise sales revenue is recognized when the customer exercises their purchase option and pays the cash price due. Revenue for the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and we cannot enforce collection for non-payment of rents. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts. The revenue from our financial services is recorded differently depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time of the transactions.
      Franchise Revenue. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.
      Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. We depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. On computers that are 24 months old or older and which have become idle, depreciation is recognized using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 36 months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.
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

	Year Ended December 31,			Year Ended December 31,

	2005	2004	2003	2005	2004	2003

	(Company-owned stores only)			(Franchise operations only)
Revenues
Rentals and fees	90.8%	91.4%	91.8%	—%	—%	—%
Merchandise Sales	8.9	8.4	8.0	87.9	88.2	88.5
Other/ Royalty income and fees	0.3	0.2	0.2	12.1	11.8	11.5

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Cost of rentals and fees	19.7%	19.9%	19.9%	—%	—%	—%
Cost of merchandise sold	6.1	5.7	5.6	84.4	84.1	84.9
Salaries and other expenses	59.2	56.4	54.2	—	—	—

	85.0	82.0	79.7	84.4	84.1	84.9
General and administrative expenses	3.5	3.2	3.1	6.6	6.3	4.1
Amortization of intangibles	0.5	0.5	0.1	0.7	0.6	0.6
Class action litigation (reversion)	(0.3)	—	—	—	—	—
Restructuring charge	0.7	2.1	—	—	—	—

Total operating expenses	89.4	87.8	82.9	91.7	91.0	89.6

Operating profit	10.6	12.2	17.1	8.3	9.0	10.4
Interest, net and other income	1.8	1.4	3.7	(1.0)	(0.9)	(1.1)

Earnings before income taxes	8.8%	10.8%	13.4%	9.3%	9.9%	11.5%

Overview of 2005 Results
      Total revenue for the year ended December 31, 2005 increased slightly, while net earnings decreased from the prior year primarily due to a decrease in same store sales, the impact of expenses related to our store consolidation plan and an increase in our salaries and other expenses, some of which related to expenses incurred as a result of Hurricanes Katrina, Rita and Wilma. We generated $187.9 million in operating cash flow, with $57.6 million in cash on hand at December 31, 2005. Same store revenues for the twelve month period ended December 31, 2005 decreased 2.3%, compared to a decrease of 3.6% for the twelve month period ended December 31, 2004. In addition, we repurchased 5,900,700 shares of our common stock for an aggregate of $118.4 million.
Store Consolidation Plan
      On September 6, 2005, we announced our plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores included 114 stores that we intended to close and merge with our existing stores and up to 48 additional stores that we intended to sell, merge with a potential acquisition or close by December 31, 2005. As of December 31, 2005, we had merged 113 of the 114 stores identified to be merged with existing locations, sold 35 and merged one of the additional 48 stores on the plan.
      We estimated that we would incur restructuring expenses in the range of $12.1 million to $25.1 million, to be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. During the year ended December 31, 2005, we recorded restructuring charges of $15.2 million. The following table presents the original range of estimated charges, the charges recorded in the fiscal year ending December 31, 2005, the estimated range of remaining charges to be recorded in the fiscal year ending December 31, 2006 and the remaining accrual as of December 31, 2005:

			Estimated
		Expense Recognized	Remaining Charges
	Closing Plan Estimate	During 2005	for 2006

	(In thousands)
Lease obligations	$8,661 - $13,047	$9,261	$0 - $3,786
Fixed asset disposals	2,630 - 4,211	3,333	0 - 878
Net proceeds from stores sold	—	(2,250)	—
Other costs(1)	830 - 7,875	4,822	0 - 3,053

Total	$12,121 - $25,133	$15,166	$0 - $7,717

      The following table shows the changes in the accrual balance from September 30, 2005 to December 31, 2005, relating to our store consolidation plan.

			Cash
			(Payments)
	September 30, 2005	Charges to	Receipts or Asset	December 31, 2005
	Balance	Expense	Write-Offs	Balance

	(In thousands)
Lease obligations	$5,341	$2,759	$(2,736)	$5,364
Fixed asset disposals	—	1,544	(1,544)	—
Net proceeds from stores sold	—	(2,250)	2,250	—
Other costs(1)	658	86	(653)	91

Total	$5,999	$2,139	$(2,683)	$5,455

(1)	Goodwill impairment charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.
     We expect the total estimated cash outlay in connection with the store closing plan to be between $9.0 million to $13.7 million. The total amount of cash used in the store closing plan during 2005 was approximately $4.0 million. Therefore, we expect to use approximately $5.0 million to $9.7 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.

Effects of Hurricanes Katrina, Rita and Wilma.
      During the last six months of 2005, we recorded pre-tax expenses of approximately $8.9 million related to the damage caused by Hurricanes Katrina, Rita and Wilma. These costs relate primarily to goodwill impairment of approximately $3.7 million and a combined loss of approximately $5.2 million for inventory and fixed assets written off.

Comparison of the Years ended December 31, 2005 and 2004
      Store Revenue. Total store revenue increased by $29.8 million, or 1.3%, to $2,296.1 million for 2005 from $2,266.3 million for 2004. The increase in total store revenue was primarily attributable to approximately $69.1 million in incremental revenue from new stores and acquisitions, net of stores sold, during 2005 as compared to 2004, offset by a decrease in same store sales of 2.3%.
      Same store revenues represent those revenues earned in 2,043 stores that were operated by us for each of the entire years ending December 31, 2005 and 2004. Same store revenues decreased by $39.3 million, or 2.3% in 2005 as compared to 2004. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during 2005 as compared to 2004.
      Franchise Revenue. Total franchise revenue decreased by $3.9 million, or 8.3%, to $43.0 million for 2005 from $46.9 million in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 15 fewer franchised locations operating, on a weighted average basis, during 2005 as compared to 2004. The number of franchised locations operating in 2005 declined primarily as a result of the purchase of 54 franchised locations by other Rent-A-Center subsidiaries.
      Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs which began in 2004. Cost of rentals and fees for the year ended December 31, 2005, increased by $2.6 million, or 0.6%, to $452.6 million for the year ended December 31, 2005 as compared to $450.0 million in 2004. This increase is a result of an increase in store rental revenue in 2005 compared to 2004. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue was constant at 21.7% for 2005 and 2004.
      Cost of Merchandise Sold. Cost of merchandise sold increased by $10.5 million, or 8.8%, to $129.6 million for 2005 from $119.1 million in 2004. This increase was a result of an increase in the number of items sold in 2005 as compared to 2004. The gross profit percent of merchandise sales decreased to 26.9% for 2005 from 28.5% in 2004. This percentage decrease was primarily attributable to a decrease in the average purchase price on merchandise sales during 2005 as compared to 2004.
      Salaries and Other Expenses. Salaries and other expenses increased by $80.8 million, or 6.3% to $1,358.7 million for the year ended December 31, 2005 as compared to $1,277.9 million in 2004. The increase was primarily the result of an increase in salaries and wages and occupancy costs, higher fuel expenses relating to product deliveries and utility costs, as well as the impact of inventory and fixed assets written-off due to Hurricanes Katrina, Rita and Wilma. Salaries and other expenses expressed as a percentage of total store revenue increased to 59.2% for the year ended December 31, 2005 from 56.4% in 2004. This percentage increase was primarily attributable to the decrease in same store sales during 2005 as compared to 2004.
      Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $3.2 million, or 8.0%, to $36.3 million for 2005 from $39.5 in 2004. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of 15 fewer franchised locations operating, on a weighted average basis, during 2005 as compared to 2004. The number of franchised locations operating in 2005 declined primarily as a result of the purchase of 54 franchised locations by other Rent-A-Center subsidiaries.
      General and Administrative Expenses. General and administrative expenses increased by $6.8 million, or 9.0%, to $82.3 million for the year ended December 31, 2005, as compared to $75.5 million in 2004. General and administrative expenses expressed as a percent of total revenue increased to 3.5% in 2005 from 3.3% in 2004. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support current and future growth, including our plans to expand into complimentary lines of business in our rent-to-own stores.
      Amortization of Intangibles. Amortization of intangibles increased by $925,000, or 8.6%, to $11.7 million for 2005 from $10.8 million in 2004. This increase was primarily attributable to the impairment charges recorded in connection with our store closing plan and stores that closed due to Hurricane Katrina offset by completed customer relationship amortization associated with previous acquisitions, such as the Rent Way, Rainbow and Rent-Rite acquisitions.
      Operating Profit. Operating profit decreased by $33.2 million, or 11.7%, to $249.8 million for the year ended December 31, 2005 as compared to $283.0 million in 2004. Operating profit as a percentage of total revenue decreased to 10.7% for the year ended December 31, 2005 from 12.2% in 2004. These decreases were primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during 2005 versus 2004 as discussed above.
      Income Tax Expense. Income tax expense decreased by $22.2 million, or 23.2%, to $73.3 million for the year ended December 31, 2005 as compared to $95.5 million in 2004. This decrease is primarily attributable to a decrease in earnings before taxes for 2005 as compared to 2004, in addition to a decrease in our overall effective tax rate to 35.07% for 2005 as compared to 38.00% for 2004. The rate decrease was the result of the reversal of a $3.3 million state tax reserve in connection with a change in estimate related to potential loss exposures and a $2.0 million tax audit reserve associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns.
      Net Earnings. Net earnings decreased by $20.1 million, or 12.9%, to $135.7 million for the year ended December 31, 2005 as compared to $155.8 million in 2004. This decrease was primarily attributable to the decrease in same store sales, the impact of expenses related to our store consolidation plan and the increase in salaries and other expenses during 2005 versus 2004 as discussed above, offset by a pre-tax litigation reversion of $8.0 million and the tax credits discussed above.

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
      Same store revenues represent those revenues earned in 1,937 stores that were operated by us for each of the entire years ending December 31, 2004 and 2003. Same store revenues decreased by $60.9 million, or 3.6% in 2004 as compared to 2003. This decrease in same store revenues was primarily attributable to a decrease in the average number of customers on a per store basis during 2004 as compared to 2003.
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
      Financing Costs. In 2004, we incurred $4.2 million in charges related to the refinancing of our senior debt in July 2004. During 2003, we announced and commenced a program to recapitalize a portion of our financial structure in a series of transactions. Please see Note G in the notes to consolidated financial statements included in this report. In connection with the recapitalization in 2003, we recorded $35.3 million in financing charges. These charges primarily consisted of senior subordinated note premiums of approximately $18.7 million, senior subordinated note issue costs and loan origination fees written-off of approximately $11.9 million and other bank charges and fees of approximately $4.7 million.

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

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2005
Revenues	$601,809		$580,578	$573,507		$583,213
Operating profit	85,992		72,988	30,980	(2)	59,811
Net earnings	47,669	(1)	41,742	11,277		35,050	(3)
Basic earnings per common share	$0.64		$0.56	$0.15		$0.50
Diluted earnings per common share	$0.63		$0.55	$0.15		$0.50
Year ended December 31, 2004
Revenues	$585,380		$572,985	$569,607		$585,283
Operating profit	92,659		90,223	24,344	(4)	75,725
Net earnings	52,209		51,194	5,573		46,879
Basic earnings per common share	$0.65		$0.64	$0.07		$0.63
Diluted earnings per common share	$0.63		$0.62	$0.07		$0.61
Year ended December 31, 2003
Revenues	$566,406		$553,260	$549,825		$558,659
Operating profit	96,291		97,238	87,502		88,991
Net earnings	50,959		35,300	43,738		51,499
Basic earnings per common share	$0.58		$0.40	$0.54		$0.64
Diluted earnings per common share	$0.57		$0.39	$0.52		$0.62

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(As a percentage of revenues)
Year ended December 31, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	14.3	12.6	5.4 (2)	10.3
Net earnings	7.9 (1)	7.2	2.0	6.0 (3)
Year ended December 31, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	15.8	15.7	4.3 (4)	12.9
Net earnings	8.9	8.9	1.0	8.0
Year ended December 31, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	17.0	17.6	15.9	15.9
Net earnings	9.0	6.4	8.0	9.2

(1)	Includes the effects of a pre-tax legal reversion of $8.0 million associated with the settlement of a class action lawsuit in the state of California and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns.

(2)	Includes the effects of a $13.0 million pre-tax restructuring expense as part of our store consolidation plan, $7.7 million in pre-tax expenses related to the damage caused by Hurricanes Katrina and Rita.

(3)	Includes the effects of a $2.1 million pre-tax restructuring expense as part of our store consolidation plan, $1.1 million in pre-tax expenses related to the damage caused by Hurricanes Katrina, Rita and Wilma and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(4)	Includes the effects of a pre-tax legal settlement charge of $47.0 million associated with the settlement of a class action lawsuit in the state of California.
Liquidity and Capital Resources
      For the year ended December 31, 2005, we generated approximately $187.9 million in operating cash flow. In addition to funding operating expenses, we used approximately $60.2 million for capital expenditures, approximately $38.3 million in acquisitions of existing rent-to-own stores, and approximately $118.4 million in stock repurchases. We ended the year with approximately $57.6 million in cash and cash equivalents.
      Cash provided by operating activities decreased by $143.1 million to $187.9 million in 2005 from $331.0 million in 2004. This decrease is attributable to a decrease in net earnings, changes in deferred income taxes resulting from the reversal of the effect that the Job Creation and Workers Assistance Act of 2002 had on our cash flow as discussed under Deferred Taxes below and changes in accrued liabilities. The change in our accrued liabilities is primarily due to the litigation settlement accrual of $47.0 million recorded in the third quarter of 2004 and then paid in 2005.
      Cash used in investing activities decreased by $136.5 million to $96.0 million in 2005 from $232.5 million in 2004. This decrease is primarily attributable to the acquisition of Rent Rite and Rainbow Rentals in May 2004 as well as a decrease in property assets purchased during 2005 as compared to 2004.
      Cash used in financing activities decreased by $90.6 million to $93.1 million in 2005 from $183.7 million in 2004. This decrease is primarily related to decrease in stock repurchases in 2005 as compared to 2004.
      Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, and implementation of our growth strategies, including store expansion and investment in our financial services business. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
      We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, and our store expansion programs during 2006. Our revolving credit facilities, including our $10.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $260.0 million, of which $110.5 million was available at March 8, 2006. At March 8, 2006, we had $91.0 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to repurchase additional shares of our common stock, repurchase some of our outstanding subordinated notes, as well as make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
      Litigation. In November 2005, we reached an agreement in principle to settle all of the pending lawsuits and related matters in Washington brought by the plaintiffs’ counsel in the Rose/ Madrigal matters on an agreed state-wide class basis for $1.25 million. These matters alleged violations of various provisions of Washington state law regarding overtime, lunch and work breaks, failure to pay wages due to our Washington employees, and various labor related matters. In January 2006, the court in Rose/ Madrigal preliminarily approved the class settlement. The final approval hearing before the court is scheduled for April 21, 2006. To account for this prospective settlement, as well as our own attorneys’ fees, we accrued an aggregate of $1.3 million as of December 31, 2005.
      While we believe that the terms of this settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. We believe that the cash flow generated from operations will be sufficient to fund the prospective settlement without adversely affecting our liquidity.
      Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note M of our consolidated financial statements included herein.
      Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30% of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70% of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from the resulting lower cash tax obligations in those prior years. We estimate that our operating cash flow, on a net cumulative basis, from the accelerated depreciation deductions on rental merchandise increased by approximately $85.3 million through 2004. The associated deferred tax liabilities are expected to reverse over a three year period which began in 2005. Approximately $67.0 million, or 79%, reversed in 2005. We expect that $15.2 million, or 18%, will reverse in 2006 and the remaining $3.1 million will reverse in 2007, which will result in additional cash taxes and a corresponding decrease in our deferred tax liabilities discussed above.

      Rental Merchandise Purchases. We purchased $655.6 million, $654.3 million and $612.3 million of rental merchandise during the years 2005, 2004 and 2003, respectively.
      Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $60.2 million, $72.1 million and $56.0 million on capital expenditures in the years 2005, 2004 and 2003, respectively, and expect to spend approximately $82.0 million in 2006, which includes amounts we intend to spend with respect to expanding our financial services business and our new corporate headquarters facility as discussed below.
      In December 2005, we acquired approximately 15 acres of land located in Plano, Texas, on which we intend to build a new corporate headquarters facility. The purchase price for the land was approximately $4.2 million. Building costs are expected to be in the range of $20.0-$25.0 million, and construction began in January 2006. Building costs will be paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed by the end of 2006. We intend to finance this project from cash flow generated from operations. Our remaining lease obligation on our existing location is approximately $6.2 million. We anticipate subleasing some or all of the space at our current location to offset the remaining lease obligation. Additionally, we have adjusted the remaining life on the assets which will be abandoned upon our move to the new facility.
      Acquisitions and New Store Openings. During 2005, we continued our strategy of increasing our rent-to-own store base through opening new stores, as well as through opportunistic acquisitions. We spent approximately $38.3 million in cash acquiring stores and accounts for the year ended December 31, 2005. It is our intention to increase the number of stores we operate by an average of approximately 5% per year over the next several years.
      During 2005, we acquired 44 stores, accounts from 39 additional locations, opened 67 new stores, and closed 226 stores. Of the closed stores, 170 were merged with existing store locations, 13 stores were closed due to Hurricane Katrina and 43 stores were sold. The acquired stores and accounts were the result of 38 separate transactions for an aggregate price of approximately $38.3 million, of which $3.6 million will be paid at the conclusion of an escrow period.
      The table below summarizes the store growth activity for the year ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

Stores at beginning of period	2,875	2,648	2,407
New store openings	67	94	101
Acquired stores remaining open	44	191	160
Closed stores
Merged with existing stores	170	48	20
Sold or closed with no surviving store	56	10	—

Stores at end of period	2,760	2,875	2,648

Acquired stores closed and accounts merged with existing stores	39	111	220
Total approximate purchase price of acquisitions	$38.3 million	$195.2 million(1)	$126.1 million

(1)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
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
      Senior Credit Facilities. Our $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $107.5 million had been utilized as of March 8, 2006. As of March 8, 2006, $110.5 million was available under our revolving facility. The revolving credit facility expires in July 2009 and the term loan expires in 2010.
      The table below shows the scheduled maturity dates of our senior term debt outstanding at December 31, 2005.

Year Ending December 31,
(In thousands)
2006	$3,500
2007	3,500
2008	3,500
2009	168,000
2010	166,250
Thereafter	—

$344,750

      Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.00% to 2.00%, or the prime rate plus up to 1.00%, at our election. The weighted average Eurodollar rate on our outstanding debt was 4.49% at December 31, 2005. None of our outstanding borrowings at December 31, 2005 utilized the prime rate option. The margins on the Eurodollar rate and on the prime rate may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in our credit agreement. For the year ended December 31, 2005, the average effective rate on outstanding borrowings under the senior credit facilities was 6.29%. We have not entered into any interest rate protection agreements with respect to term loans under the new senior credit facility. A commitment fee equal to 0.20% to 0.50% of the unused portion of the revolving credit facility is payable quarterly. As of March 8, 2006, the total amount outstanding on our revolving credit facility of $32.0 million bears interest at the Eurodollar Rate. The weighted average Eurodollar rate on our outstanding debt was 4.53% at March 8, 2006.
      We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $50.0 million, with total amounts outstanding ranging from $10.0 million up to $88.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.
      Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our U.S. subsidiaries, and a portion of the capital stock of our international subsidiaries.
      Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt (including subordinated debt) in excess of $50 million at any one time outstanding;

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends (subject to a restricted payments basket for which $113.1 million was available for use as of December 31, 2005);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.
      Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at December 31, 2005:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	2.75:1	2.34:1
Minimum consolidated interest coverage ratio	No less than	4.0:1	6.42:1
Minimum fixed charge coverage ratio	No less than	1.50:1	1.84:1
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
      The 2003 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $116.6 million was available for use as of December 31, 2005); and

•	engage in a merger or sell substantially all of our assets.
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
      Store Leases. We lease space for all of our stores and service center locations, as well as our corporate and regional offices under operating leases expiring at various times through 2013. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

      ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires in October 2006. Although we believe we will be able to renew our existing agreement or find other financing arrangements, we cannot assure you that we will not need to fund the foregoing guarantee upon the expiration of the existing agreement. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, not considering the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $30.3 million was outstanding as of December 31, 2005. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
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
      Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2005:

			Payments Due by Period

Contractual Cash Obligations	Total		2006	2007-2008	2009-2010	Thereafter

	(In thousands)
Senior Credit Facilities (including current portion)	$424,050	(1)	$7,800	$7,000	$409,250	$0
7 1/2% Senior Subordinated Notes(2)	401,250		22,500	45,000	333,750	0
Operating Leases	466,435		149,976	220,515	93,234	2,710

Total	$1,291,735		$180,276	$272,515	$836,234	$2,710

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include the interest on our senior credit facilities. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.00% to 2.00%. The weighted average Eurodollar rate on our outstanding debt at December 31, 2005 was 4.49%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.
     Repurchases of Outstanding Securities. On October 24, 2003, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our new common stock repurchase program to $400.0 million. As of December 31, 2005, we had purchased a total of 14,426,000 shares of our common stock for an aggregate of $356.1 million under this common stock repurchase program, of which 1,816,100 shares were repurchased in the fourth quarter of 2005 for approximately $34.5 million. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 22 of this report.
      Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Reductions in our targeted customers’ monthly disposable income, such as those we believe may have been caused by the nationwide increases in fuel and energy costs, could adversely impact our results of operations.
      Store Consolidation Plan. We expect the total estimated cash outlay in connection with our store consolidation plan to be between $9.0 million to $13.7 million. The total amount of cash used in the store consolidation plan during 2005 was approximately $4.0 million. Therefore, we expect to use approximately $5.0 million to $9.7 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores. Please see “Store Consolidation Plan” in the Notes to Consolidated Financial Statements for more information on our store consolidation plan.
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
      We are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See the Stock-Based Compensation section shown in Note A to our consolidated financial statements included elsewhere in this report for the pro forma net earnings and earnings per share amounts for 2005 and 2004 as if we had used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. The actual effects of SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the method used to value future share-based payments to our employees and estimated forfeiture rates. We will be adopting SFAS 123R under the prospective method and estimate recognizing additional pre-tax compensation expense of approximately $0.04 and $0.03 per diluted share for the years ended December 31, 2006 and 2007, respectively, based on the number of options outstanding at December 31, 2005, and assuming that we continue to issue stock options under the Plan consistent with our current policy and procedures. The decrease in the estimated expense under SFAS 123R, as compared to the pro forma expense shown in the Stock-Based Compensation table in the notes to our consolidated financial statements, is primarily due to methods of calculation that are permitted under SFAS 123R versus the methods under SFAS 123.
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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.
Interest Rate Sensitivity
      As of December 31, 2005, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $344.8 million in term loans and $75.0 million in revolving credit outstanding at interest rates indexed to the Eurodollar rate and $4.3 million outstanding on our line of credit at interest rates discounted from prime. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at December 31, 2005 was $291.0 million. As of December 31, 2005, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.
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
Interest Rate Risk
      We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2005, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $4.3 million additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 10, 2006, included on page 45 of this report expressed an unqualified opinion on management’s assessment that Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, was effective based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and management’s assessment thereof.
/s/ Grant Thornton LLP

Dallas, Texas
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Rent-A-Center, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 and 2004 consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 10, 2006, expressed an unqualified opinion.
/s/ Grant Thornton LLP

Dallas, Texas
March 10, 2006

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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
      Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting. This report appears on page 45.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$2,084,757	$2,071,866	$1,998,952
Merchandise sales	177,292	166,594	152,984
Installment sales	26,139	24,304	22,203
Other	7,903	3,568	3,083
Franchise
Merchandise sales	37,794	41,398	45,057
Royalty income and fees	5,222	5,525	5,871

	2,339,107	2,313,255	2,228,150
Operating expenses
Direct store expenses
Cost of rentals and fees	452,583	450,035	432,696
Cost of merchandise sold	129,624	119,098	112,283
Cost of installment sales	10,889	10,512	10,639
Salaries and other expenses	1,358,760	1,277,926	1,180,115
Franchise cost of merchandise sold	36,319	39,472	43,248

	1,988,175	1,897,043	1,778,981
General and administrative expenses	82,290	75,481	66,635
Amortization of intangibles	11,705	10,780	12,512
Class action litigation settlement (reversion)	(8,000)	47,000	—
Restructuring charge	15,166	—	—

Total operating expenses	2,089,336	2,030,304	1,858,128

Operating profit	249,771	282,951	370,022
Income from sale of charged off accounts	—	(7,924)	—
Finance charges from refinancing	—	4,173	35,260
Interest expense	46,195	40,960	48,577
Interest income	(5,492)	(5,637)	(4,645)

Earnings before income taxes	209,068	251,379	290,830
Income tax expense	73,330	95,524	109,334

NET EARNINGS	135,738	155,855	181,496
Preferred dividends	—	—	—

Net earnings allocable to common stockholders	$135,738	$155,855	$181,496

Basic earnings per common share	$1.86	$1.99	$2.16

Diluted earnings per common share	$1.83	$1.94	$2.08

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except share
	data)
ASSETS
Cash and cash equivalents	$57,627	$58,825
Accounts receivable, net	20,403	16,269
Prepaid expenses and other assets	38,524	65,050
Rental merchandise, net
On rent	588,978	596,447
Held for rent	161,702	162,664
Merchandise held for installment sale	2,200	1,311
Property assets, net	149,904	144,818
Goodwill, net	925,960	913,415
Other intangible assets, net	3,366	8,989

	$1,948,664	$1,967,788

LIABILITIES
Accounts payable — trade	$88,147	$94,399
Accrued liabilities	191,831	207,835
Deferred income taxes	121,204	163,031
Senior debt	424,050	408,250
Subordinated notes payable, net of discount	300,000	300,000
Redeemable convertible voting preferred stock	—	2

	1,125,232	1,173,517
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 102,988,126 and 102,297,937 shares issued in 2005 and 2004, respectively	1,030	1,023
Additional paid-in capital	630,308	618,486
Retained earnings	901,493	765,785
Treasury stock, 33,801,099 and 27,900,399 shares at cost in 2005 and 2004, respectively	(709,399)	(591,023)

	823,432	794,271

	$1,948,664	$1,967,788

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2005
(In thousands)

						Accumulated
	Common Stock		Additional			Comprehensive
			Paid-In	Retained	Treasury	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Total

Balance at January 1, 2003	98,845	$395	$532,675	$428,621	$(115,565)	$(3,726)	$842,400
Net earnings	—	—	—	181,496	—	—	181,496
Other comprehensive income:
Gains on interest rate swaps, net of tax of $3,986	—	—	—	—	—	6,504	6,504
Reclassification adjustment for gains included in net earnings, net of tax of $1,702	—	—	—	—	—	(2,778)	(2,778)

Other comprehensive income						3,726	3,726

Comprehensive income							185,222
Purchase of treasury stock (9,528 shares)	—	—	—	—	(273,175)	—	(273,175)
Issuance of stock options for services	—	—	28	—	—	—	28
Effect of 5-for-2 stock split	—	605	(451)	(154)	—	—	—
Exercise of stock options	2,303	12	29,771	—	—	—	29,783
Tax benefits related to exercise of stock options	—	—	10,605	—	—	—	10,605
Other	—	—	—	(33)	—	—	(33)

Balance at December 31, 2003	101,148	1,012	572,628	609,930	(388,740)	—	794,830

Net earnings	—	—	—	155,855	—	—	155,855
Purchase of treasury stock (7,690 shares)	—	—	—	—	(210,520)	—	(210,520)
Issuance of treasury shares for acquisition (815 shares)	—	—	15,617	—	8,237	—	23,854
Conversion of stock options for acquisition	—	—	6,123	—	—	—	6,123
Exercise of stock options	1,150	11	16,604	—	—	—	16,615
Tax benefits related to exercise of stock options	—	—	7,514	—	—	—	7,514

Balance at December 31, 2004	102,298	1,023	618,486	765,785	(591,023)	—	794,271

Net earnings	—	—	—	135,738	—	—	135,738
Purchase of treasury stock (5,901 shares)	—	—	(146)	—	(118,376)	—	(118,522)
Conversion of preferred stock to common	—	—	2	—	—	—	2
Exercise of stock options	690	7	9,512	—	—	—	9,519
Tax benefits related to exercise of stock options	—	—	2,469	—	—	—	2,469
Other	—	—	(15)	(30)	—	—	(45)

Balance at December 31, 2005	102,988	$1,030	$630,308	$901,493	$(709,399)	$—	$823,432

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net earnings	$135,738	$155,855	$181,496
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	444,682	446,578	432,696
Depreciation of property assets	53,382	48,566	43,384
Amortization of intangibles	16,236	10,780	12,512
Amortization of financing fees	1,600	690	844
Deferred income taxes	(41,827)	30,113	46,776
Financing charges from recapitalization	—	4,173	23,329
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(427,907)	(456,316)	(424,397)
Accounts receivable	(4,134)	(1,320)	(9,027)
Prepaid expenses and other assets	30,106	(12,286)	(8,752)
Accounts payable — trade	(6,252)	21,691	18,647
Accrued liabilities and other	(13,727)	82,506	24,904

Net cash provided by operating activities	187,897	331,030	342,412

Cash flows from investing activities
Purchase of property assets	(60,230)	(72,096)	(55,987)
Proceeds from sale of property assets	2,513	4,824	809
Acquisitions of businesses	(38,321)	(165,219)	(126,119)

Net cash used in investing activities	(96,038)	(232,491)	(181,297)

Cash flows from financing activities
Purchase of treasury stock	(118,376)	(210,520)	(273,175)
Exercise of stock options	9,519	16,615	29,783
Issuance of subordinated notes	—	—	300,000
Payment of refinancing fees	—	—	(17,049)
Proceeds from debt	257,285	442,940	400,000
Repurchase of senior subordinated notes, including premium	—	—	(290,956)
Repayments of debt	(241,485)	(432,690)	(251,500)

Net cash used in financing activities	(93,057)	(183,655)	(102,897)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,198)	(85,116)	58,218
Cash and cash equivalents at beginning of year	58,825	143,941	85,723

Cash and cash equivalents at end of year	$57,627	$58,825	$143,941

Supplemental cash flow information
Cash paid during the year for:
Interest	$43,933	$38,789	$56,401
Income taxes	$97,190	$75,712	$68,805
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Summary of Accounting Policies and Nature of Operations
      A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations
      These financial statements include the accounts of Rent-A-Center, Inc. (“Rent-A-Center”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. At December 31, 2005, the Company operated 2,760 company-owned stores nationwide and in Puerto Rico and Canada, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” The Company’s primary operating segment consists of renting household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.
      ColorTyme, Inc. (“ColorTyme”), an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of 296 franchised rent-to-own stores operating in 38 states at December 31, 2005. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme’s primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

Stock Split
      On July 28, 2003, Rent-A-Center announced that its Board of Directors had approved a 5 for 2 stock split on its common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in all share data in the consolidated financial statements unless otherwise noted.

Rental Merchandise
      Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for all merchandise is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 7 to 36 months. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. On computers that are 24 months old or older and which have become idle, depreciation is recognized using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 36 months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.
      Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is expensed when such impairment occurs. Any repairs made to rental merchandise are expensed at the time of the repair.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents
      For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

Revenue
      Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term and merchandise sales revenue is recognized when the customer exercises its purchase option and pays the cash price due. Revenue for the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and the Company cannot enforce collection for non-payment of rents. ColorTyme’s revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts. The revenue from our financial services is recorded differently depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time of the transactions.

Receivables and Allowance for Doubtful Accounts
      Get It Now sells merchandise through installment sales transactions. The installment note generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis. The Company’s financial services business extends short term secured and unsecured loans. The loans are funded with the Company’s cash from operations. The amount and length of the loan may vary depending on applicable state law. The Company has established an allowance for doubtful accounts for Get It Now’s installment notes and loan receivables associated with the Company’s financial services business. The Company’s policy for determining the allowance is based on historical loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the installment notes and trade receivables within the previous quarter. Management believes that the Company’s allowances are adequate to absorb any known or probable losses. The Company’s policy is to charge off installment notes that are 90 days or more past due and loan receivables that are 30 days or more past due. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.
      The majority of ColorTyme’s accounts receivable relate to amounts due from franchisees. Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. ColorTyme determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, ColorTyme’s previous loss history, the franchisee’s current ability to pay its obligation to ColorTyme, and the condition of the general economy and the industry as a whole. ColorTyme writes off accounts receivable that are 120 days or more past due, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Assets and Related Depreciation
      Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally five years) by the straight-line method. Leasehold improvements are amortized over the useful life of the asset or the initial term of the applicable leases by the straight-line method, whichever is shorter. The Company incurs repair and maintenance expenses on its vehicles and equipment. These amounts are expensed when incurred, unless such repairs significantly extend the life of the asset, in which case the Company amortizes the cost of the repairs for the remaining life of the asset utilizing the straight-line method.

Intangible Assets and Amortization
      Goodwill is the cost in excess of the fair value of net assets of acquired businesses. Goodwill is evaluated at least annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets that have finite useful lives are amortized over their estimated useful lives.
      Under SFAS No. 142, the Company is required to test all existing goodwill for impairment. In December of each year, we use a discounted cash flow approach to test goodwill for impairment. There were no impairment charges in 2005, 2004 or 2003 for goodwill based on this test. However, in 2005, as a result of our store consolidation plan and Hurricane Katrina, the Company recorded an impairment charge of approximately $4.5 million and $3.7 million, respectively.

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
      The interest-rate swaps were based on the same index as their respective underlying debt. The interest-rate swaps were effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount was required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness during the year ended December 31, 2003. The interest-rate swap resulted in an increase of interest expense of $4.5 million for the year ended December 31, 2003. In May 2003, the Company extinguished the remaining interest rate swap in connection with its recapitalization

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
program. The accumulated loss in other comprehensive income of approximately $3.7 million was recognized immediately into earnings and is included in the finance charge of $35.3 million on the statement of earnings for 2003.

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

Advertising Costs
      Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $67.1 million, $62.7 million, and $67.8 million in 2005, 2004 and 2003, respectively.

Stock-Based Compensation
      The Company maintains a long-term incentive plan for the benefit of certain employees, consultants and directors, which is described more fully in Note N. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant.
      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$135,738	$155,855	$181,496
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax benefit	9,152	9,868	15,687

Pro forma	$126,586	$145,987	$165,809

Basic earnings per common share
As reported	$1.86	$1.99	$2.16
Pro forma	$1.73	$1.87	$1.97
Diluted earnings per common share
As reported	$1.83	$1.94	$2.08
Pro forma	$1.71	$1.82	$1.90

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For all periods prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.0%, risk-free interest rates of 2.9% and 3.7% and expected lives of four years in 2004 and seven years in 2003, respectively, and no dividend yield. For options granted on or after April 1, 2004, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 46.1%, a risk-free interest rate of 3.6%, no dividend yield and an expected life of four years. Had the Company changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2003 rather than April 1, 2004, the impact would not have been significant.

Use of Estimates
      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, the Company must often make individual estimates and assumptions regarding expected outcomes or uncertainties. The Company’s estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The Company believes that self-insurance liabilities, litigation and tax reserves are areas where the degree of judgment and complexity in determining amounts recorded in its consolidated financial statements make the accounting policies critical. Please see the Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessment in Our Financial Statements section on page 26 of this report.

Other Income
      In December 2004, the Company sold to certain qualified buyers its right to collect outstanding amounts due, as well as its interest in the merchandise rented, pursuant to delinquent rental purchase agreements that have been charged off in the ordinary course of business. The accounts ranged from approximately one to five years old. The Company sold such accounts for approximately $7.9 million and recorded such amount as other income in its consolidated statement of earnings.

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
      The Company is required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See the Stock-Based Compensation section shown above for the pro forma net earnings and earnings per share amounts for 2005 and 2004 as if the Company had used a fair-value-based method under SFAS 123 to measure compensation expense for employee stock incentive awards. The actual effects of SFAS 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the method used to value future share-based payments to the Company’s employees and estimated forfeiture rates. The Company will be adopting SFAS 123R under the prospective method and estimates recognizing additional pre-tax compensation expense of approximately $0.04 and $0.03 per diluted share, for the years ended December 31, 2006 and 2007, respectively, based on the number of options outstanding at December 31, 2005, and assuming

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that the Company continues to issue stock options under the Plan consistent with its current policy and procedures. The decrease in the estimated expense under SFAS 123R, as compared to the pro forma expense shown in the Stock-Based Compensation table earlier, is primarily due to methods of calculation that are permitted under SFAS 123R versus the methods under SFAS 123.
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
Note B — Receivables and Allowance for Doubtful Accounts
      Receivables consist of the following:

	At December 31,

	2005	2004

	(In thousands)
Installment sales receivable	$18,356	$16,919
Financial service loans receivable	2,757	—
Trade receivables	2,607	1,956

Total	23,720	18,875
Less allowance for doubtful accounts	(3,317)	(2,606)

Net receivables	$20,403	$16,269

      Changes in the Company’s allowance for doubtful accounts are as follows:

	At December 31,

	2005	2004	2003

	(In thousands)
Beginning balance	$2,606	$1,918	$1,420
Bad debt expense	1,581	1,101	753
Addition from acquisition	114	—	—
Accounts written off	(1,271)	(744)	(312)
Recoveries	287	331	57

Ending balance	$3,317	$2,606	$1,918

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Merchandise Inventory
Rental Merchandise

	December 31,

	2005	2004

	(In thousands)
On rent
Cost	$984,301	$999,265
Less accumulated depreciation	395,323	402,818

Net book value, on rent	$588,978	$596,447

Held for rent
Cost	$210,865	$208,339
Less accumulated depreciation	49,163	45,675

Net book value, held for rent	$161,702	$162,664

Reconciliation of Merchandise Inventory

	December 31,

	2005	2004	2003

	(In thousands)
Begining merchandise value	$760,422	$682,367	$631,724
Inventory additions through acquisitions	9,233	68,317	58,942
Purchases	655,553	654,261	612,276
Depreciation of rental merchandise	(444,682)	(446,578)	(432,696)
Cost of good sold	(140,513)	(129,610)	(122,922)
Skips and stolens	(56,341)	(54,797)	(50,216)
Other inventory deletions(1)	(30,792)	(13,538)	(14,741)

Ending merchandise value	$752,880	$760,422	$682,367

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition charge-offs. 2005 inventory deletions also include $4.5 million in write-offs associated with Hurricanes Katrina, Rita and Wilma, as well as $6.6 million associated with the sale of 35 stores pursuant to our store consolidation plan during the fourth quarter.
Note D — Property Assets

	December 31,

	2005	2004

	(In thousands)
Furniture and equipment	$149,998	$175,735
Transportation equipment	13,713	21,984
Building and leasehold improvements	145,133	147,418
Land and land improvements	4,248	—
Construction in progress	11,118	1,988

	324,210	347,125
Less accumulated depreciation	174,306	202,307

	$149,904	$144,818

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note E — Intangible Assets and Acquisitions
      Intangibles consist of the following (in thousands):

		December 31, 2005			December 31, 2004

	Avg.	Gross		Avg.	Gross
	Life	Carrying	Accumulated	Life	Carrying	Accumulated
	(years)	Amount	Amortization	(years)	Amount	Amortization

Amortizable intangible assets Franchise network	10	$3,000	$2,850	10	$3,000	$2,550
Non-compete agreements	3	6,040	4,423	3	5,902	3,197
Customer relationships	1.5	32,934	31,335	1.5	30,644	24,810

Total		41,974	38,608		39,546	30,557
Intangible assets not subject to amortization
Goodwill		1,025,112	99,152		1,012,577	99,162

Total intangibles		$1,067,086	$137,760		$1,052,123	$129,719

Aggregate Amortization Expense
Year ended December 31, 2005(1)	$16,236
Year ended December 31, 2004	$10,780
Year ended December 31, 2003	$12,512
Supplemental information regarding intangible assets and amortization.
      Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense

(In thousands)
2006	$3,167
2007	191
2008	8
2009	—

Total	$3,366

      Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

	(In thousands)
Balance as of January 1,	$913,415	$788,059
Additions from acquisitions	25,947	112,209
Goodwill impairment(1)	(8,198)	—
Post purchase price allocation adjustments	(5,204)	13,147

Balance as of December 31,	$925,960	$913,415

      The post purchase price allocation adjustments in 2005 of approximately $5.2 million are primarily attributable to the tax benefit associated with certain items recorded as goodwill that were deductible for tax purposes. The post purchase price allocation adjustments in 2004 of approximately $13.1 million are primarily attributable to inventory charge-offs for unrentable or missing merchandise acquired in acquisitions, reserves

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with executive management’s pre-acquisition plans, and the severance pay for the employees involved in the planned reduction in workforce inherited from some of the acquired companies.

(1)	Goodwill impairment of approximately $4.5 million was included in our restructuring charges relating to our store consolidation plan and $3.7 million relating to Hurricane Katrina was included in amortization expense.

Acquisitions
      The following table provides information concerning the acquisitions made during the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004		2003

	(Dollar amounts in thousands)
Number of stores acquired remaining open	44	191		160
Number of stores acquired that were merged with existing stores	39	111		220
Number of transactions	38	48		39
Total purchase price	$38,321	$195,196	(1)	$126,119
Amounts allocated to:
Goodwill	$25,947	$112,209		$48,445
Non-compete agreements	33	389		4,515
Customer relationships	2,282	9,991		9,938
Property assets	751	4,203		4,166
Rental merchandise	9,233	68,317		58,942
Other assets	75	87		113

(1)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.
     Rent-Way, Inc. On February 8, 2003, the Company completed the acquisition of substantially all of the assets of 295 rent-to-own stores from Rent-Way, Inc. for an aggregate purchase price of $100.4 million in cash. Of the aggregate purchase price, the Company held back $10.0 million to pay for various indemnified liabilities and expenses, if any, of which $5.0 million was remitted in the second quarter of 2003 and $5.0 million was remitted in August 2004. The Company funded the acquisition entirely from cash on hand. Of the 295 stores, 176 were subsequently merged with the Company’s existing store locations. The asset values are based upon the fair value assigned to the tangible and identifiable intangible assets acquired which are based upon the present value of future cash flows, historic longevity of like-kind customer base, historic profitability of like-kind customer base and the number of customer relationships acquired. The excess of purchase consideration over the fair value of tangible assets and identifiable intangible assets acquired was assigned to goodwill. The final purchase price allocation resulted in a $4.0 million decrease in the value assigned to customer relationships and a $4.0 million increase in the value placed on the non-compete agreement as compared to the Company’s original estimates as disclosed in its 2002 Annual Report on

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note F — Store Consolidation Plan
      On September 6, 2005, the Company announced its plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which the Company operates, including its market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores included 114 stores that the company intended to close and merge with its existing stores and up to 48 additional stores that it intended to sell, merge with a potential acquisition or close by December 31, 2005. As of December 31, 2005, the Company had merged 113 of the 114 stores identified to be merged with existing locations, sold 35 and merged one of the additional 48 stores on the plan.
      The Company estimated that it would incur restructuring expenses in the range of $12.1 million to $25.1 million, to be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. During the year ended December 31, 2005, the Company recorded restructuring charges of $15.2 million. The following table presents the original range of estimated charges, the charges recorded in the fiscal year ending December 31, 2005, the estimated range of remaining charges to be recorded in the fiscal year ending December 31, 2006 and the remaining accrual as of December 31, 2005:

		Expense Recognized	Estimated Remaining
	Closing Plan Estimate	During 2005	Charges for 2006

	(In thousands)
Lease obligations	$ 8,661 - $13,047	$9,261	$0 - $3,786
Fixed asset disposals	2,630 - 4,211	3,333	0 - 878
Net proceeds from stores sold	—	(2,250)	—
Other costs(1)	830 - 7,875	4,822	0 - 3,053

Total	$12,121 - $25,133	$15,166	$0 - $7,717

      The following table shows the changes in the accrual balance from September 30, 2005 to December 31, 2005, relating to our store consolidation plan.

			Cash (Payments)
	September 30,	Charges to	Receipts or Asset	December 31,
	2005 Balance	Expense	Write-Offs	2005 Balance

	(In thousands)
Lease obligations	$5,341	$2,759	$(2,736)	$5,364
Fixed asset disposals	—	1,544	(1,544)	—
Net proceeds from stores sold	—	(2,250)	2,250
Other costs(1)	658	86	(653)	91

Total	$5,999	$2,139	$(2,683)	$5,455

(1)	Goodwill impairment charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.
The Company expects the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $13.7 million. The total amount of cash used in the store consolidation plan during

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 was approximately $4.0 million. Therefore, the Company expects to use approximately $5.0 million to $9.7 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.
Note G — Recapitalization
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
      On April 25, 2003, Rent-A-Center announced that it entered into an agreement with affiliates of Apollo Management (together “Apollo”) which provided for the repurchase of a number of shares of Rent-A-Center’s common stock sufficient to reduce Apollo’s aggregate record ownership to 19.00% after consummation of Rent-A-Center’s planned tender offer at the price per share paid in the tender offer. On April 28, 2003, Rent-A-Center commenced a tender offer to purchase up to 2.2 million shares of Rent-A-Center’s common stock (on a pre-split basis) pursuant to a modified “Dutch Auction.” On June 25, 2003, Rent-A-Center closed the tender offer and purchased 1,769,960 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $129.2 million. On July 11, 2003, Rent-A-Center closed the Apollo transaction and purchased 774,547 shares of Rent-A-Center’s common stock (on a pre-split basis) at $73 per share (on a pre-split basis) for approximately $56.5 million. As contemplated by the Apollo agreement, Apollo also exchanged their shares of Series A preferred stock for shares of Series C preferred stock. As a result, no shares of Series A preferred stock remain outstanding. The terms of the Series A preferred stock and Series C preferred stock were substantially similar, except the Series C preferred stock did not have the right to directly elect any members of Rent-A-Center’s Board of Directors. As of December 31, 2005, no shares of Series C preferred stock remained outstanding.
      On May 6, 2003, Rent-A-Center issued $300.0 million in 7 1/2% Notes, the proceeds of which were used, in part, to fund the repurchase and redemption of the 11% Notes.
      On May 28, 2003, the Company refinanced its then existing senior debt by entering into a new $600.0 million senior credit facility, consisting then of a $400.0 million term loan, a $120.0 million revolving credit facility and an $80.0 million additional term loan.
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
Note H — Senior Credit Facilities
      The Company’s existing $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. In connection with the Company’s refinancing in 2003, the Company

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded a $4.2 million non-cash charge to write off the remaining unamortized balance of financing costs in the third quarter of 2004.
      The senior credit facilities as of December 31, 2005 and 2004 are as follows:

		2005			2004

	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available

		(In thousands)
Senior Credit Facility:
Term Loan “B”	2010	$350,000	$344,750	$—	$350,000	$348,250	$—
Revolver(1)	2009	250,000	75,000	67,534	250,000	60,000	84,435

		600,000	419,750	67,534	600,000	408,250	84,435
Other Indebtedness:
Line of credit		10,000	4,300	5,700	10,000	—	10,000

Total Debt Facilities		$610,000	$424,050	$73,234	$610,000	$408,250	$94,435

(1)	At December 31, 2005 and 2004, the amounts available under the Company’s revolving facility were reduced by approximately $107.5 million and $105.6 million, respectively, for outstanding letters of credit used to support the Company’s insurance obligations. The Company provides assurance to its insurance providers that if they are not able to draw funds from the Company for claims paid, they have the ability to draw against the Company’s letters of credit. At that time, the Company would then owe the drawn amount to the financial institution providing the letter of credit. One of the Company’s letters of credit is renewed automatically every year unless the Company notifies the institution not to renew. The other letter of credit expires in August 2006, but is automatically renewed each year for a one year period unless the institution notifies the Company no later than thirty days prior to the applicable expiration date that such institution does not elect to renew the letter of credit for such additional one year period.
     Borrowings under the Company’s senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.00% to 2.00%, or the prime rate plus up to 1.00%, at the Company’s election. The weighted average Eurodollar rate on our outstanding debt was 4.49% at December 31, 2005. None of the Company’s outstanding borrowings at December 31, 2005 utilized the prime rate option. The margins on the Eurodollar rate and on the prime rate may fluctuate dependent upon an increase or decrease in the Company’s consolidated leverage ratio as defined by a pricing grid set forth in its credit agreement. For the year ended December 31, 2005, the average effective rate on outstanding borrowings under the senior credit facilities was 6.29%. The Company has not entered into any interest rate protection agreements with respect to term loans under the new senior credit facility. A commitment fee equal to 0.20% to 0.50% of the unused portion of the revolving credit facility is payable quarterly.
      The Company’s senior credit facilities contain, without limitation, covenants that generally limit its ability to:

•	incur additional debt (including subordinated debt) in excess of $50 million at any one time outstanding;

•	repurchase its capital stock and 7 1/2% notes and pay cash dividends (subject to a restricted payments basket for which $113.1 million was available for use as of December 31, 2005);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all its property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless it meets financial tests and other requirements;

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	make capital expenditures; or

•	enter into an unrelated line of business.
      The Company’s senior credit facilities require it to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under the Company’s credit facilities calculated as at December 31, 2005:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	2.75:1	2.34:1
Minimum consolidated interest coverage ratio	No less than	4.0:1	6.42:1
Minimum fixed charge coverage ratio	No less than	1.50:1	1.84:1
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
      The following are scheduled maturities of the senior term debt at December 31, 2005:

Year Ending December 31,

(In thousands)
2006	$3,500
2007	3,500
2008	3,500
2009	168,000
2010	166,250
Thereafter	—

$344,750

Note I — Subordinated Notes Payable
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
trustee. The proceeds of this offering were used to fund the repurchase and redemption of the then outstanding 11% Notes.
      The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:

•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $116.6 million was available for use as of December 31, 2005); and

•	engage in a merger or sell substantially all of its assets.
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
      The 7 1/2% Notes may be redeemed on or after May 1, 2006, at Rent-A-Center’s option, in whole or in part, at a premium declining from 103.75%. The 7 1/2% Notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require Rent-A-Center to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under the Company’s senior credit facilities.
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
Note J — Accrued Liabilities

	December 31,

	2005	2004

	(In thousands)
Taxes other than income	$27,967	$27,190
Accrued insurance costs	97,326	87,647
Accrued compensation	28,882	23,653
Accrued restructuring costs	5,455	—
Accrued interest payable	5,224	4,605
Accrued litigation costs	4,476	48,975
Accrued other	22,501	15,765

	$191,831	$207,835

Note K — Redeemable Convertible Voting Preferred Stock
      In August 1998, Rent-A-Center issued $260.0 million of redeemable convertible voting preferred stock with a $.01 par value. In connection with such issuance, Rent-A-Center entered into a registration rights

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On August 5, 2002, the first date in which Rent-A-Center had the right to optionally redeem the shares of preferred stock, the holders of Rent-A-Center’s preferred stock converted all but two shares of Rent-A-Center’s preferred stock held by them into 7,281,548 shares of Rent-A-Center’s common stock (on a pre-split basis). As a result, the dividend on Rent-A-Center’s preferred stock was substantially eliminated.
      Rent-A-Center’s preferred stock was convertible, at any time, into shares of Rent-A-Center’s common stock at a conversion price equal to $11.174 per share, and had a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends. No distributions were permitted to holders of common stock until the holders of the preferred stock had received the liquidation preference. Dividends accrued on a quarterly basis, at the rate of $37.50 per annum, per share. During 2002, Rent-A-Center accounted for shares of preferred stock distributed as dividends in-kind at the greater of the stated value or the value of the common stock obtainable upon conversion on the payment date. During 2002, Rent-A-Center paid approximately $8.2 million in preferred dividends by issuing 8,151 shares of preferred stock. During 2004 and 2003, Rent-A-Center paid all preferred stock dividends in cash.
      In May 2005, Apollo sold all of the remaining shares of Rent-A-Center common stock held by them in a public offering which closed on May 31, 2005. Rent-A-Center did not receive any of the proceeds from the sale of the shares by Apollo. In connection with such sale, Apollo converted the two issued and outstanding shares of Rent-A-Center Series C preferred stock into 180 shares of common stock, all of which were sold in the public offering. As a result of the conversion, no shares of Rent-A-Center Series C preferred stock remain outstanding. In addition, as a result of the sale by Apollo of all of the shares of Rent-A-Center common stock held by them, the stockholders agreement with Apollo terminated pursuant to its terms.
Note L — Income Taxes
      The income tax provision reconciled to the tax computed at the statutory Federal rate is:

	Year Ended December 31,

	2005		2004	2003

Tax at statutory rate	35.0%		35.0%	35.0%
State income taxes, net of federal benefit (expense)	(0.3	)% (1)	2.5%	2.3%
Effect of foreign operations, net of foreign tax credits	0.1%		0.1%	0.1%
Other, net	0.3%		0.4%	0.2%

Total	35.1%		38.0%	37.6%

(1)	Includes the effects of a $3.3 million state tax reserve due to a change in estimate related to potential loss exposures.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The components of the income tax provision are as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current expense
Federal	$108,667	$60,996	$53,615
State	5,073	1,844	9,382
Foreign	1,417	2,571	2,232

Total current	115,157	65,411	65,229

Deferred expense
Federal	(35,728)	22,307	43,349
State	(6,099)	7,806	756

Total deferred	(41,827)	30,113	44,105

Total	$73,330	$95,524	$109,334

      Deferred tax assets (liabilities) consist of the following:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets
State net operating loss carryforwards	$2,101	$2,101
Accrued expenses	8,058	12,968
Property assets	14,693	15,479
Foreign tax credit carryforwards	827	1,501

	25,679	32,049
Valuation allowance	(827)	(1,501)
Deferred tax liabilities
Rental merchandise	(130,019)	(191,960)
Intangible assets	(16,037)	(1,619)

	(146,056)	(193,579)

Net deferred taxes	$(121,204)	$(163,031)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note M — Commitments and Contingencies
      The Company leases its office, service center and store facilities and most delivery vehicles. The office space and certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $194.3 million, $179.6 million and $154.4 million for 2005, 2004, and 2003, respectively. Future minimum rental payments under operating leases with remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows:

Year Ending December 31,

(In thousands)
2006	$149,976
2007	123,725
2008	96,790
2009	64,299
2010	28,935
Thereafter	2,710

$466,435

      From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. Except as described below, the Company is not currently a party to any material litigation. The ultimate outcome of the Company’s litigation is uncertain and the amount of any loss it may incur, if any, cannot in its judgment be reasonably estimated. Accordingly, other than with respect to the settlement of the Pucci/Chess matter, the prospective settlement of the Rose/ Madrigal matter discussed below as well as anticipated legal fees and expenses for its other litigation matters, no provision has been made in the Company’s consolidated financial statements for any such loss.
      Colon v. Thorn Americas, Inc. The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by the Company in connection with the Thorn Americas acquisition. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide the Company immunity from suit for other statutory violations. The plaintiff alleges the Company has a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of payment records. In the prayer for relief, the plaintiff requests class certification, injunctive relief requiring the Company to cease certain marketing practices and price its rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by the Company in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.
      The proposed class includes all New York residents who were party to the Company’s rent-to-own contracts from November 26, 1994. In November 2000, following interlocutory appeal by both parties from the denial of cross-motions for summary judgment, the Company obtained a favorable ruling from the Appellate Division of the State of New York, dismissing the plaintiff’s claims based on the alleged failure to disclose an effective interest rate. The plaintiff’s other claims were not dismissed. The plaintiff moved to certify a state-wide class in December 2000. The plaintiff’s class certification motion was heard by the court on November 7, 2001 and, on September 12, 2002, the court issued an opinion denying in part and granting in part the plaintiff’s requested certification. The opinion grants certification as to all of the plaintiff’s claims except the plaintiff’s pricing claims pursuant to the Rental Purchase Statute, as to which certification was denied. The parties have differing views as to the effect of the court’s opinion, and accordingly, the court

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
granted the parties permission to submit competing orders as to the effect of the opinion on the plaintiff’s specific claims. Both proposed orders were submitted to the court on March 27, 2003, and on May 30, 2003, the court held a hearing regarding such orders. No clarifying order has yet been entered by the court.
      From June 2003 until May 2005, there was no activity in this case. On May 18, 2005, the Company filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff opposed the Company’s motion and asked the court for an opportunity to find a substitute class representative in the event the court determined Ms. Colon was no longer adequate. On January 17, 2006, the court issued an order denying the Company’s motion, but noted that no motion to intervene to add additional class representatives had been filed. A conference with the court has been scheduled for March 14, 2006. If the court ultimately enters a final certification order, the Company intends to pursue an interlocutory appeal of such certification order.
      The Company believes these claims are without merit and will continue to vigorously defend itself in this case. However, the Company cannot assure you that it will be found to have no liability in this matter.
      Terry Walker, et. al. v. Rent-A-Center, Inc., et. al. On January 4, 2002, a putative class action was filed against the Company and certain of its current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding the Company’s financial performance and prospects for the third and fourth quarters of 2001. The complaint purported to be brought on behalf of all purchasers of the Company’s common stock from April 25, 2001 through October 8, 2001 and sought damages in unspecified amounts. Similar complaints were consolidated by the court with the Walker matter in October 2002.
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
      On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. The Company, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against the Company’s outside directors as well as the underwriter defendants, but denying the Company’s motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most favorable to the plaintiffs and to take the plaintiffs’ allegations as true. On

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
August 18, 2005, the Company filed a motion to certify the dismissal order for an interlocutory appeal, which was denied on November 14, 2005. Discovery in this matter has now commenced. A hearing on class certification is scheduled for June 22, 2006.
      The Company continues to believe the plaintiffs’ claims in this matter are without merit and intends to vigorously defend itself as this matter progresses. However, the Company cannot assure you that it will be found to have no liability in this matter.
      California Attorney General Inquiry. During the second quarter of 2004, the Company received an inquiry from the California Attorney General regarding its business practices in California with respect to its cash prices and its membership program. The Company met with representatives of the Attorney General’s office during the first quarter and fourth quarter of 2005, and provided additional information with respect to its membership program as requested. The Company is continuing to discuss these issues with the Attorney General’s office.

State Wage and Hour Class Actions
      The Company recently settled a material action pending against it in Oregon, and is currently subject to various material actions pending against it in the states of California and Washington, all of which allege it violated the wage and hour laws of such states.
      Rob Pucci, et. al v. Rent-A-Center, Inc; Jeremy Chess et. al. v. Rent-A-Center, Inc. et. al.; Clemmons et. al. v. Rent-A-Center, Inc., et. al. On August 20, 2001, the putative class action entitled Rob Pucci, et. al. v. Rent-A-Center, Inc. was filed in state court in Multnomah County, Oregon alleging the Company violated various provisions of Oregon state law regarding overtime, lunch and work breaks, that it failed to pay all wages due to the Company’s Oregon employees, and various contract claims that it promised but failed to pay overtime. Pucci sought to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by the Company within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims, and sought class certification, payments for all unpaid wages under Oregon law, statutory and civil penalties, costs and disbursements, pre- and post-judgment interest in the amount of 9% per annum and attorneys fees.
      On July 25, 2002, the plaintiffs filed a motion for class certification and on July 31, 2002, the Company filed its motion for summary judgment. On January 15, 2003, the court orally granted its motion for summary judgment in part, ruling that the plaintiffs were prevented from recovering overtime payments at the rate of “time and a half,” but stated that the plaintiffs may recover “straight-time” to the extent plaintiffs could prove purported class members worked in excess of forty hours in a work week but were not paid for such time worked. The court denied the Company’s motion for summary judgment on the remaining claims.
      On October 10, 2003, the court issued an opinion letter stating that it would certify a class and not permit an interlocutory appeal, and issued its written order to that effect on December 9, 2003.
      On March 17, 2005, Pucci class members Jeremy Chess and Chad Clemmons filed an amended class action complaint entitled Jeremy Chess et al. v. Rent-A-Center, Inc. et al, alleging similar claims as the plaintiffs in Pucci and seeking unspecified statutory and contractual damages and penalties, as well as injunctive relief. The Chess plaintiffs sought to represent a class of all present and former executive assistants, inside/outside managers and account managers employed by the Company within the six year period prior to the filing of the complaint as to the contract claims, and three years as to the statutory claims. On April 15, 2005, the Company filed pleadings removing the case to the federal court for the District of Oregon under the Class Action Fairness Act of 2005. The Chess plaintiffs were represented by the same attorneys as the Pucci plaintiffs.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 23, 2005, the Company reached an agreement in principle to settle the claims in Pucci and Chess. Under the settlement, the Company agreed to pay $1.75 million to settle all class claims, including payments to the class and its representatives, the plaintiffs’ attorneys’ fees and administrative costs, subject to adjustment based upon the size of the class. The final class included approximately 777 current and former account managers, inside/outside managers, and executive assistant managers that were employed by the Company in Oregon. In connection therewith, the plaintiffs’ counsel in the Pucci and Chess matters filed a new class action complaint in Federal court entitled Clemmons et al v. Rent-A-Center Inc., et al, alleging substantially similar claims and seeking similar damages as in Pucci and Chess through the date of filing. The parties used the Clemmons case to consolidate the Pucci and Chess claims, and facilitate final approval, administration and distribution of the settlement. Notice of the settlement was mailed to class members on or about November 15, 2005 and no class member objected to the settlement or sought exclusion from the class. As a result of the prospective settlement, $1.9 million was reserved with respect to this matter as of December 31, 2005, covering the anticipated settlement and our attorneys’ fees. On January 20, 2006, the Pucci and Clemmons courts approved the final settlement, entered a final judgment and dismissed the respective cases. The Company funded the settlement in February 2006.
      Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./ Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege similar violations of the wage and hour laws of California as those in Pucci. The same law firm in Pucci is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which the Company views as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at the Company’s request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. The Company’s response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. After remand, the plaintiffs filed a motion with the trial court seeking to remove from the case the trial court judge who previously denied their motion for class certification. The trial court denied the motion. In response, plaintiffs’ filed a petition for writ of mandate with the California Court of Appeals requesting review of the trial court’s decision. The California Court of Appeals heard oral arguments in this matter on August 29, 2005, and ruled against the plaintiffs, denying the requested relief. The case is now being returned to the trial court as previously ordered.
      On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, the Company filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted the Company’s demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. The Company filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. The Company subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter. On March 16, 2005, the court lifted the stay and on April 12, 2005, the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company answered the amended complaint. Discovery is now proceeding. On January 30, 2006, the Corso Court heard a motion to coordinate Corso with the Burdusis and French actions. The Corso court recommended that Corso be coordinated with the other actions before the judge in the Burdusis and French matters. The Judicial Council has yet to act on the recommendation.
      The Company believes the claims asserted in Burdusis, French and Corso are without merit and intends to vigorously oppose each of these cases. The Company cannot assure you, however, that it will be found to have no liability in these matters. As of December 31, 2005, the Company operated 150 stores in California.
      Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Pucci. The same law firm who represented the class in Pucci sought to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal, which was subsequently denied. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. In April 2005, the plaintiffs’ counsel filed another putative county-wide lawsuit and subsequently the plaintiffs’ counsel filed another putative state-wide lawsuit in federal court in Washington, bringing the total to 16. The purported classes in the county-wide class actions ranged from approximately 20 individuals to approximately 100 individuals.
      In November 2005, the Company reached an agreement in principle to settle for $1.25 million all of the pending lawsuits and related matters bought by the plaintiffs’ counsel in Washington on an agreed state-wide class basis. In connection therewith, the parties agreed to seek class settlement in the Superior Court of Yakima County, Washington, where one of the putative county-wide class actions, Madrigal et al. v. Rent-A-Center, is pending. On January 13, 2006, the court in Madrigal preliminarily approved the class settlement. The class consists of approximately 1,300 class members, and notice of settlement has now been sent. Objections to the settlement are due March 15, 2006, and a final approval hearing before the court is scheduled for April 21, 2006. Accordingly, at December 31, 2005, approximately $1.3 million was reserved to fund the prospective settlement as well as the Company’s attorneys’ fees.
      While the Company believes that the terms of the prospective settlement are fair, there can be no assurance that the settlement, if completed, will be finally approved by the court in its present form.
      ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires in October 2006. Although the Company believes it will be able to renew its existing agreement or find other financing arrangements, there can be no assurance that it will not need to fund the foregoing guarantee upon the expiration of the existing agreement. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $30.3 million was outstanding as of December 31, 2005. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note N — Stock Based Compensation
      Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock have been reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to the Company’s employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all options have been granted with fixed prices. At December 31, 2005, there were 8,878,260 shares available for issuance under the Plan, of which 5,018,977 shares were allocated to options currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves the Company’s employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. Vested options not exercised within 90 days from the date the optionee leaves the Company’s employ terminate and become available for re-issuance under the Plan.
      Information with respect to stock option activity related to the Plan is as follows:

	At December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,231,538	$17.62	6,206,897	$15.78	8,627,690	$14.13
Granted	1,001,000	23.80	838,500	29.30	1,335,438	23.31
Exercised	(690,608)	13.78	(1,144,295)	14.51	(2,302,494)	12.94
Forfeited	(522,953)	24.13	(669,564)	20.55	(1,453,737)	17.37

Outstanding at end of year	5,018,977	$18.70	5,231,538	$17.62	6,206,897	$15.78

Options exercisable at end of year	3,406,505	$16.16	2,612,207	$13.98	1,922,152	$11.88

      The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $9.05, $12.93, and $13.90, respectively, all of which were granted at market value. Information about Plan stock options outstanding at December 31, 2005 is summarized as follows:

	Options Outstanding

		Weighted Average
	Number	Remaining	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price

$2.68 to $7.40	75,103	2.35 years	$6.39
$7.41 to $11.40	1,461,292	5.22 years	$10.05
$11.41 to $13.55	475,730	5.05 years	$13.19
$13.56 to $19.62	538,033	7.48 years	$18.78
$19.63 to $26.20	1,189,393	7.23 years	$21.54
$26.21 to $32.76	1,178,490	8.44 years	$28.29
$32.77 to $33.34	100,936	8.25 years	$33.34

	5,018,977

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable

	Number	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price

$2.68 to $7.40	75,103	$6.38
$7.41 to $11.40	1,461,292	$10.05
$11.41 to $13.55	393,223	$13.12
$13.56 to $19.62	336,906	$18.56
$19.63 to $26.20	605,273	$21.36
$26.21 to $32.76	477,522	$28.57
$32.77 to $33.34	57,186	$33.34

	3,406,505

      The option data above does not include the 554,102 stock options, with an approximate fair value of $6.1 million, assumed as part of the purchase price for the acquisition of Rent Rite, Inc. in May of 2004. At December 31, 2005, the weighted average remaining contractual life and exercise price for the Rent Rite options, all of which are exercisable, were 4.01 years and $30.62, respectively. No options were issued to non-employees during 2005, 2004 or 2003.
      On January 31, 2006, the Compensation Committee of the Board of Directors of Rent-A-Center approved the issuance of long-term incentive awards to certain key employees under the Plan. The awards were issued as equity awards which were separated into three distinct tranches, (i) 50% of which were issued in options to purchase Rent-A-Center’s common stock vesting ratably over a four year period, (ii) 25% of which were issued in restricted stock units which will vest upon the employee’s completion of three years of continuous employment with the Company from January 31, 2006, (iii) 25% of which were issued in restricted stock units subject to performance-based vesting based upon the Company’s achievement of a specified three year earnings before interest, taxes, depreciation and amortization (EBITDA). The Company does not expect this issuance under the Plan to have a significant impact on its results of operations or financial condition.
Note O — Employee Benefit Plan
      Rent-A-Center sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. Rent-A-Center may make discretionary matching contributions to the 401(k) plan. During 2005, 2004 and 2003, Rent-A-Center made matching cash contributions of $4.4 million, $4.2 million, and $4.2 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to elect to purchase Rent-A-Center common stock as part of their 401(k) plan. As of December 31, 2005, 2004 and 2003, 11.0%, 16.0% and 19.0%, respectively, of the total plan assets consisted of Rent-A-Center’s common stock.
Note P — Fair Value of Financial Instruments
      The Company’s financial instruments include cash and cash equivalents, receivables, payables, senior debt, and subordinated notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2005 and 2004, because of the short maturities of these instruments. The Company’s senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2005, the fair value

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the subordinated notes was $291.0 million, which is $9.0 million below their carrying value of $300.0 million.
Note Q — Stock Repurchase Plan
      On October 24, 2003, Rent-A-Center announced that its Board of Directors had authorized a common stock repurchase program, permitting Rent-A-Center to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of its common stock. Over a period of time, Rent-A-Center’s Board of Directors increased the authorization for stock repurchases under its common stock repurchase program to $400.0 million. As of December 31, 2005, Rent-A-Center had purchased a total of 14,426,000 shares of its common stock for an aggregate of $356.1 million under this common stock repurchase program, of which 1,816,100 shares were repurchased in the fourth quarter of 2005 for approximately $34.5 million.
Note R — Earnings Per Common Share
      Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share

	(In thousands, except per share data)
Year ended December 31, 2005
Basic earnings per common share	$135,738	73,018	$1.86
Effect of dilutive stock options	—	1,090

Diluted earnings per common share	$135,738	74,108	$1.83

Year ended December 31, 2004
Basic earnings per common share	$155,855	78,150	$1.99
Effect of dilutive stock options	—	2,097

Diluted earnings per common share	$155,855	80,247	$1.94

Year ended December 31, 2003
Basic earnings per common share	$181,496	84,139	$2.16
Effect of dilutive stock options	—	3,069

Diluted earnings per common share	$181,496	87,208	$2.08

      For 2005, 2004, and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 1,916,413, 942,972 and 66,250, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note S — Unaudited Quarterly Data
      Summarized quarterly financial data for 2005, 2004 and 2003 is as follows:

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter

	(In thousands, except per share data)
Year ended December 31, 2005
Revenues	$601,809		$580,578	$573,507		$583,213
Gross profit	433,545		428,372	421,499		426,276
Operating profit	85,992		72,988	30,980	(2)	59,811
Net earnings	47,669	(1)	41,742	11,277		35,050	(3)
Basic earnings per common share	$0.64		$0.56	$0.15		$0.50
Diluted earnings per common share	$0.63		$0.55	$0.15		$0.50
Year ended December 31, 2004
Revenues	$585,380		$572,985	$569,607		$585,283
Gross profit	422,417		423,831	419,282		428,608
Operating profit	92,659		90,223	24,344	(4)	75,725
Net earnings	52,209		51,194	5,573		46,879
Basic earnings per common share	$0.65		$0.64	$0.07		$0.63
Diluted earnings per common share	$0.63		$0.62	$0.07		$0.61
Year ended December 31, 2003
Revenues	$566,406		$553,260	$549,825		$558,659
Gross profit	408,416		408,648	403,729		408,491
Operating profit	96,291		97,238	87,502		88,991
Net earnings	50,959		35,300	43,738		51,499
Basic earnings per common share	$0.58		$0.40	$0.54		$0.64
Diluted earnings per common share	$0.57		$0.39	$0.52		$0.62

(1)	Includes the effects of a pre-tax legal reversion of $8.0 million associated with the settlement of a class action lawsuit in the state of California and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns.

(2)	Includes the effects of a $13.0 million pre-tax restructuring expense as part of our store consolidation plan and $7.7 million in pre-tax expenses related to the damage caused by Hurricanes Katrina and Rita.

(3)	Includes the effects of a $2.1 million pre-tax restructuring expense as part of our store consolidation plan, $1.1 million in pre-tax expenses related to the damage caused by Hurricanes Katrina, Rita and Wilma and a $3.3 million state tax reserve credit for a reserve adjustment due to a change in estimate related to potential loss exposures.

(4)	Includes the effects of a pre-tax legal settlement charge of $47.0 million associated with the settlement of a class action lawsuit in the state of California.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
      Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting
      Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 46 of this report.
Changes in Internal Control over Financial Reporting
      For the quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.(*)

Item 11.	Executive Compensation.(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.	Certain Relationships and Related Transactions.(*)

Item 14.	Principal Accountant Fees and Services.(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2006 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Financial Statement Schedules
      The financial statements included in this report are listed in the Index to Financial Statements on page 43 of this report. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.
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

Robert D. Davis
Senior Vice President — Finance,
Treasurer and Chief Financial Officer
Date: March 10, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Speese Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/s/ Mitchell E. Fadel Mitchell E. Fadel	President, Chief Operating Officer and Director	March 10, 2006

/s/ Robert D. Davis Robert D. Davis	Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

/s/ Richard K. Armey Richard K. Armey	Director	March 10, 2006

/s/ Laurence M. Berg Laurence M. Berg	Director	March 10, 2006

/s/ Mary Elizabeth Burton Mary Elizabeth Burton	Director	March 10, 2006

/s/ Peter P. Copses Peter P. Copses	Director	March 10, 2006

/s/ Michael J. Gade Michael J. Gade	Director	March 10, 2006

/s/ J. V. Lentell J. V. Lentell	Director	March 10, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)
4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/ A filed on January 13, 1999.)
4.2	Certificate of Elimination of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
4.3	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
4.4	Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)
4.5	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.6	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 2003.)
4.7	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
4.8	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.9	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.10	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
4.11	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

Exhibit No.		Description

10	.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.2		Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.3		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.4		Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/ A filed on September 21, 2004.)
10.5		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.6		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.7		First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.8		Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.9		First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 2003.)
10.10		Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10	.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.14†	Summary of Named Executive Officer Compensation (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K dated December 21, 2005.)

Exhibit No.		Description

10	.15†*	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan
10	.16†*	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan
10	.17†*	Form of Loyalty and Confidentiality Agreement entered into with management
21.1		Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
23	.1*	Consent from Independent Registered Public Accounting Firm
31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.