Form 10-Q
period 2006-03-31
RENT A CENTER INC DE
filed 2006-05-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
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
YES   ☑    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2006:

Class	Outstanding
Common stock, $.01 par value per share	69,430,059

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
(In thousands, except per share data)	2006	2005
	Unaudited
Revenues
Store
Rentals and fees	$520,383	$518,622
Merchandise sales	64,163	62,770
Installment sales	5,851	6,584
Other	3,286	1,078
Franchise
Merchandise sales	12,081	11,344
Royalty income and fees	1,211	1,411

	606,975	601,809

Operating expenses
Direct store expenses
Cost of rentals and fees	112,767	112,468
Cost of merchandise sold	44,130	42,067
Cost of installment sales	2,423	2,863
Salaries and other expenses	338,771	334,041
Franchise cost of merchandise sold	11,556	10,866

	509,647	502,305

General and administrative expenses	20,958	19,215
Amortization of intangibles	886	2,297
Litigation reversion	—	(8,000)

Total operating expenses	531,491	515,817

Operating profit	75,484	85,992

Interest income	(1,460)	(1,402)
Interest expense	13,023	10,868

Earnings before income taxes	63,921	76,526

Income tax expense	23,593	28,857

NET EARNINGS	40,328	47,669

Preferred dividends	—	—

Net earnings allocable to common stockholders	$40,328	$47,669

Basic earnings per common share	$0.58	$0.64

Diluted earnings per common share	$0.57	$0.63

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2006	2005
	Unaudited
ASSETS
Cash and cash equivalents	$45,884	$57,627
Accounts receivable, net	19,088	20,403
Prepaid expenses and other assets	40,487	38,524
Rental merchandise, net
On rent	635,154	588,978
Held for rent	157,825	161,702
Merchandise held for installment sale	1,832	2,200
Property assets, net	151,571	149,904
Goodwill, net	927,809	925,960
Intangible assets, net	2,706	3,366

	$1,982,356	$1,948,664

LIABILITIES
Accounts payable – trade	$109,414	$88,147
Accrued liabilities	228,531	191,831
Deferred income taxes	109,705	121,204
Senior debt	367,625	424,050
Subordinated notes payable	300,000	300,000

	1,115,275	1,125,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 103,316,328 and 102,988,126 shares issued in 2006 and 2005, respectively	1,033	1,030
Additional paid-in capital	638,314	630,308
Retained earnings	941,824	901,493
Treasury stock, 34,003,899 and 33,801,099 shares at cost in 2006 and 2005, respectively	(714,090)	(709,399)

	867,081	823,432

	$1,982,356	$1,948,664

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2006	2005
	Unaudited
Cash flows from operating activities
Net earnings	$40,328	$47,669
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	110,348	110,735
Depreciation of property assets	13,467	13,263
Amortization of intangibles	886	2,297
Amortization of financing fees	398	395
Tax benefit related to stock option exercises	(1,109)	—
Deferred income taxes	(11,499)	(32,540)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise, net	(151,490)	(142,216)
Accounts receivable, net	1,315	(892)
Prepaid expenses and other assets	(2,564)	27,576
Accounts payable – trade	21,267	(9,412)
Accrued liabilities	39,768	70,684

Net cash provided by operating activities	61,115	87,559

Cash flows from investing activities
Purchase of property assets	(15,609)	(10,930)
Proceeds from sale of property assets	475	493
Acquisitions of businesses, net of cash acquired	(2,662)	(3,813)

Net cash used in investing activities	(17,796)	(14,250)

Cash flows from financing activities

Purchase of treasury stock	(4,691)	—
Exercise of stock options	4,945	3,987
Tax benefit related to stock option exercises	1,109	—
Proceeds from debt	29,625	—
Repayments of debt	(86,050)	(60,875)

Net cash used in financing activities	(55,062)	(56,888)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,743)	16,421
Cash and cash equivalents at beginning of period	57,627	58,825

Cash and cash equivalents at end of period	$45,884	$75,246

	Three months ended March 31,
Supplemental cash flow information	2006	2005
	(in thousands)
Cash paid during the period for:
Interest	$7,270	$5,069
Income taxes	$3,173	$821
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation and Nature of Operations. These financial statements include the accounts of Rent-A-Center, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and all of its direct and indirect subsidiaries.

At March 31, 2006, we operated 2,755 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2006, ColorTyme had 297 franchised stores operating in 38 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R is effective for fiscal periods beginning after June 15, 2005.

We adopted SFAS 123R on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the three months ended March 31, 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense of approximately $2.0 million related to stock options and restricted stock units granted, and for the three months ended March 31, 2005 we reported a pro forma expense of approximately $3.1 million under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We estimate recognizing a pre-tax compensation expense of approximately $0.06 to $0.07 per diluted share, for the years ended December 31, 2006 and 2007, based on the number of options and restricted stock units outstanding at March 31, 2006, and assuming that we continue to issue equity awards consistent with our current policy.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Rent-A-Center’s Amended and Restated Long-Term Incentive Plan (the “Plan”) for the benefit of certain employees, consultants and directors provides the Board of Directors broad discretion in creating equity incentives. Prior to January 2006, we accounted for the Plan under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, net earnings and earnings per share for the quarter ended March 31, 2005 would have decreased as illustrated by the following table:

Three months ended March 31, 2005
(In thousands, except per share data)
Net earnings allocable to common stockholders
As reported	$47,669
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	3,077

Pro forma	$44,592

Basic earnings per common share
As reported	$0.64
Pro forma	$0.60

Diluted earnings per common share
As reported	$0.63
Pro forma	$0.59
Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation.
Stock Based Compensation. Under the Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors are immediately exercisable. There have been no grants of stock appreciation rights and all equity awards have been granted with fixed prices. At March 31, 2006, there were 8,535,302 shares available for issuance under the Plan, of which 4,716,453 shares were allocated to equity awards currently outstanding. However, pursuant to the terms of the Plan, when an optionee leaves our employ, unvested options granted to that employee terminate and become available for re-issuance under the Plan. In addition, vested options not exercised within 90 days from the date the optionee leaves our employ generally terminate and become available for re-issuance under the Plan.
On January 31, 2006, the Compensation Committee of the Board of Directors of Rent-A-Center approved the issuance of long-term incentive awards to certain key employees under the Plan. The awards were issued as equity awards which were separated into three distinct tranches, (i) 50% of which were issued in options to purchase Rent-A-Center’s common stock vesting ratably over a four year period, (ii) 25% of which were issued in restricted stock units which will vest upon the employee’s completion of three years of continuous employment with us from January 31, 2006, (iii) 25% of which were issued in restricted stock units subject to performance-based vesting based upon our achievement of a specified three year earnings before interest, taxes, depreciation and amortization (EBITDA). We do not expect this issuance under the Plan to have a significant impact on our results of operations or financial condition.
Pursuant to the awards under the Plan approved by the Compensation Committee of the Board of Directors of Rent-A-Center, on January 31, 2006, we issued 53,360 stock options that have an average fair value of $4.37 and will result in an expense of approximately $233,000 over the next four years. We also awarded 14,865 restricted stock units with a fair value of $20.58 that will cliff vest upon the employees completion of three years of continuous employment with us from January 31, 2006 and 14,865 restricted stock units with a fair value of $17.16 that will cliff vest based upon our achievement of a specified three year EBITDA. These restricted stock units will result in an expense of approximately $561,000. The value of the restricted stock units will be recognized as compensation expense ratably over the requisite service period of three years.
The fair value of unvested options that we expect to result in a compensation expense was approximately $16.0 million with a weighted average number of years to vesting of 2.41 years at March 31, 2006 as compared to $18.5 million and a weighted average number of years to vesting of 2.20 years at December 31, 2005.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The total number of unvested options was 1,556,078 and 1,612,472 at March 31, 2006 and December 31, 2005, respectively. The weighted average fair value of unvested options at March 31, 2006 was $10.28 as compared to $11.47 at December 31, 2005. The weighted average fair value on options vested during the first quarter of 2006 was $9.65 and the weighted average fair value of options forfeited during the first quarter of 2006 was $12.10.
The table below summarizes the transactions under the Plan for the period ended March 31, 2006.

			Weighted Average
	Equity Awards	Weighted Average	Remaining
(in thousands)	Outstanding	Exercise Price	Contractual Life
Balance at December 31, 2004	5,231,538	$17.62
Granted	1,001,000	$23.80
Exercised	(690,608)	$13.78
Forfeited	(522,953)	$24.13

Balance at December 31, 2005	5,018,977	$18.70	6.67 years
Granted	341,340	$19.03
Exercised	(342,958)	$14.31
Forfeited	(300,906)	$26.08

Balance outstanding at March 31, 2006	4,716,453	$18.72	6.72 years

Exercisable at March 31, 2006	3,160,375	$16.27	5.89 years
During the three months ended March 31, 2006, the weighted average fair values of the options granted under the Plan were calculated using the following assumptions:

Employee options:
Average risk free interest rate	4.36% – 4.41%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%

Employee stock options granted	277,610
Weighted average grant date fair value	$4.37

Non-employee director options:
Average risk free interest rate	4.36% – 4.41%
Expected dividend yield	—
Expected life	6.00 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%

Non-employee director stock options granted	34,000
Weighted average grant date fair value	$9.73
For all options granted prior to April 1, 2004, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.2%, risk-free interest rate of 2.9%, expected lives of four years, and no dividend yield. For options granted on or after April 1, 2004, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 46.1%, a risk-free interest rate of 3.6%, no dividend yield and an expected life of four years. For options granted in 2005, the fair value of the options was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 42.1%, a risk-free interest rate of 3.9%, no dividend yield and an expected life of four years. Had we changed from using the Black-Scholes option pricing model to a binomial method pricing model effective January 1, 2004 rather than April 1, 2004, the impact would not have been significant.
Tax benefits from stock option exercises of $1.1 million for the three months ended March 31, 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. For the three months ended March 31, 2005, the tax benefits from stock option exercises of $1.0 million were included as a cash inflow to cash provided by operating activities.

RENT-A-CENTER, INC. AND SUBSIDIARIES
2.	Reconciliation of Merchandise Inventory.

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
	(In thousands)
Beginning merchandise value	$752,880	$760,422
Inventory additions through acquisitions	789	1,275
Purchases	216,146	204,858
Depreciation of rental merchandise	(110,348)	(110,735)
Cost of goods sold	(44,130)	(44,930)
Skips and stolens	(13,114)	(13,747)
Other inventory deletions (1)	(7,412)	(3,965)

Ending merchandise value	$794,811	$793,178

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
3.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		March 31, 2006		December 31, 2005
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets

Franchise network	10	$3,000	$2,925	$3,000	$2,850
Non-compete agreements	3	6,050	4,739	6,040	4,423
Customer relationships	1.5	33,157	31,837	32,934	31,335

Total		42,207	39,501	41,974	38,608

Intangible assets not subject to amortization

Goodwill		1,026,961	99,152	1,025,112	99,152

Total intangibles		$1,069,168	$138,653	$1,067,086	$137,760

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated Amortization Expense
(In thousands)
2006	$2,408
2007	288
2008	10
2009	—
Total	$2,706

RENT-A-CENTER, INC. AND SUBSIDIARIES
Changes in the net carrying amount of goodwill are as follows:

	At March 31, 2006	At December 31, 2005
	(In thousands)
Balance as of January 1,	$925,960	$913,415
Additions from acquisitions	1,644	25,947
Goodwill impairment	—	(8,198	) (1)
Post purchase price allocation adjustments	205	(5,204	)(2)

Balance as of the end of the period	$927,809	$925,960

(1)	Goodwill impairment of approximately $4.5 million was included in our restructuring charges relating to its store consolidation plan and $3.7 million relating to Hurricane Katrina was included in amortization expense.

(2)	The post purchase price allocation adjustments in 2005 of approximately $5.2 million are primarily attributable to the tax benefit associated with certain items recorded as goodwill that were deductible for tax purposes.
4.	Earnings Per Share.
Basic and diluted earnings per common share is computed based on the following information:

	Three months ended March 31, 2006
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$40,328	69,256	$0.58
Effect of dilutive stock options		994

Diluted earnings per common share	$40,328	70,250	$0.57

	Three months ended March 31, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$47,669	74,558	$0.64
Effect of dilutive stock options		1,514

Diluted earnings per common share	$47,669	76,072	$0.63

For the three months ended March 31, 2006 and 2005, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 1,891,038 and 1,865,108, respectively.

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

The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock (subject to a restricted payments basket for which $120.7 million was available for use as of March 31, 2006); and

•	engage in a merger or sell substantially all of its assets.

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

6.	Stock Repurchase Plan.

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $400.0 million of Rent-A-Center common stock. As of March 31, 2006, we had purchased a total of 14,628,800 shares of Rent-A-Center common stock for an aggregate of $360.8 million under this common stock repurchase program, of which 202,800 shares were repurchased in the first quarter of 2006 for approximately $4.7 million.

7.	Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires in October 2006. Although we believe we will be able to renew our existing agreement or find other financing arrangements, there can be no assurance that we will not need to fund the foregoing guarantee upon the expiration of the existing agreement. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $32.5 million was outstanding as of March 31, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Other Guarantees. We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally, our letters of credit are renewed automatically every year unless we notify the institution not to renew. At March 31, 2006, we had $107.5 million in outstanding letters of credit under our senior credit facilities, all of which is supported by our $250.0 million revolving facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES
8. Store Consolidation Plan.

On September 6, 2005, we announced our plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores included 114 stores that we intended to close and merge with our existing stores and up to 48 additional stores that we intended to sell, merge with a potential acquisition or close by December 31, 2005. As of March 31, 2006, we had merged 113 of the 114 stores identified to be merged with existing locations, sold 35 and merged one of the additional 48 stores on the plan. Of the remaining stores, we intend to keep nine of them open and sell or merge the remaining stores.

We estimated that we would incur restructuring expenses in the range of $12.1 million to $25.1 million, to be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. The following table presents the original range of estimated charges, the total store consolidation plan charges recorded through March 31, 2006, the estimated range of remaining charges to be recorded in the fiscal year ending December 31, 2006 and the remaining accrual as of March 31, 2006:

				Expense
				recognized through	Estimated remaining
	Closing Plan Estimate			March 31, 2006	charges for 2006
				(In thousands)
Lease obligations	$8,661	—	$13,047	$9,261	$0	—	$1,044
Fixed asset disposals	2,630	—	4,211	3,333	0	—	110
Net proceeds from stores sold			—	(2,449)			—
Other costs (1)	830	—	7,875	4,822	0	—	570

Total	$12,121	—	$25,133	$14,967	$0	—	$1,724

The following table shows the changes in the accrual balance from December 31, 2005 to March 31, 2006, relating to our store consolidation plan.

	December 31,	Charges to		March 31,
	2005 Balance	Expense	Cash Payments	2006 Balance
	(In thousands)
Lease obligations	$5,364	$—	$(2,500)	$2,864
Fixed asset disposals	—	—	—	—
Net proceeds from stores sold	—	—	—	—
Other costs (1)	91	—	(91)	—

Total	$5,455	$—	$(2,591)	$2,864

(1)	Goodwill impairment charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.
We expect the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $10.4 million. The total amount of cash used in the store consolidation plan through March 31, 2006 was approximately $6.5 million. Therefore, we expect to use approximately $2.5 million to $3.9 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our Business
We are the largest rent-to-own operator in the United States with an approximate 33% market share based on store count. At March 31, 2006, we operated 2,755 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and seven stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2006, ColorTyme had 297 franchised stores in 38 states, 289 of which operated under the ColorTyme name and 8 stores of which operated under the Rent-A-Center name.
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
Rental payments are made generally on a weekly basis and, together with applicable fees, constitute our primary revenue source. Our expenses primarily relate to merchandise costs and the operations of our stores, including salaries and benefits for our employees, occupancy expenses for our leased real estate, merchandise delivery expenses, advertising expenses, lost, damaged, or stolen merchandise, fixed asset depreciation, and corporate and other expenses.
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
Furthermore, we are evaluating other growth strategies, including offering additional products and services designed to appeal to our customer demographic, both through our new and existing rent-to-own stores as well as the entry into additional lines of business. In 2005, we began offering an array of financial services in addition to traditional rent-to-own products in our existing rent-to-own stores. These financial services include, but are not limited to, short term secured and unsecured loans, bill paying, debit cards, check cashing and money transfer services. We believe that traditional financial services providers ineffectively market to our customer base and that an opportunity exists for us to leverage our knowledge of this demographic, as well as our operational infrastructure, into a complementary line of business offering financial services designed to appeal to our customer demographic. As of March 31, 2006, 56 locations in the northwestern United States were offering some or all of these financial services. We intend to offer these financial services in 140 to 200 Rent-A-Center store locations by the end of 2006. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial services, or that such operations, should they be added, will prove to be profitable.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
As of April 27, 2006, we have acquired accounts from two stores, opened three new stores and closed ten stores during the second quarter of 2006. Of the closed stores, three were sold and seven were merged with existing locations. We intend to increase the number of rent-to-own stores we operate by an average of approximately 5% per year over the next several years. Additionally, as of April 27, 2006, we have added financial services to three additional existing rent-to-own locations during the second quarter of 2006.
Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.
Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers’ compensation, general liability, and auto liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.
We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. Periodically we reevaluate our estimate of liability within our self-insured retentions, including our assumptions related to our loss forecasts and estimates, using updated actuarial loss forecasts and currently valued third party claim administrator loss estimates. We evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed based upon such review.
Over the previous 10 years, our loss exposure has increased, primarily as a result of our growth. We continually institute procedures to manage our loss exposure through a greater focus on the risk management function, a transitional duty program for injured workers, ongoing safety and accident prevention training, and various programs designed to minimize losses and improve our loss experience in our store locations.
As of March 31, 2006, the net amount accrued for losses within our self-insured retentions was $100.6 million, as compared to $90.3 million at March 31, 2005. The increase in the net amount accrued for the 2006 period is a result of an estimate for new claims expected for the current policy period, which incorporates our store growth, increased number of employees, increases in health care costs, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred.
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
Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. As of March 31, 2006, we had accrued $3.8 million relating to our outstanding litigation, of which approximately $1.3 million is related to the prospective settlement of the Rose/Madrigal matters, and an additional $2.5 million for anticipated legal fees and expenses with respect to our other outstanding litigation, as compared to $40.8 million for the quarter ended March 31, 2005, of which we had accrued $39.0 million in connection with the settlement of the Griego/Carrillo matter, and an additional $1.8 million for probable litigation costs with respect to our other outstanding litigation.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation, could affect our assumptions and thus, our accrual.
Income Tax Reserves. We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax reserves each quarter based on the information available to us, and establishing reserves in accordance with the criteria for accrual under SFAS No. 5. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions. We consult with external tax advisers in researching our conclusions. At March 31, 2006, we had accrued $5.2 million relating to our contingent liabilities for income taxes, as compared to $10.4 million at March 31, 2005. The decrease in the amount accrued at March 31, 2006 primarily relates to 2005 adjustments made for the reversal of a $3.3 million state tax reserve in connection with a change in estimate as well as a $2.0 million tax audit reserve associated with the favorable resolution of our 1998 and 1999 federal tax returns, offset slightly by our normal tax accruals.
If we make changes to our accruals in any of these areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.1 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005 as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Results of Operations
Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
Store Revenue. Total store revenue increased by $4.6 million, or 0.8%, to $593.7 million for the three months ended March 31, 2006 as compared to $589.1 million for the three months ended March 31, 2005. The increase in total store revenue is primarily attributable to an increase in same store sales of approximately $9.1 million, offset by the revenue lost from the stores that were closed or sold during the 12 month period ending March 31, 2006.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending March 31, 2006 and 2005, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $9.1 million, or 1.8%, to $503.8 million for the three months ended March 31, 2006 as compared to $494.7 million in 2005. This increase in same store revenues was primarily attributable to our change in promotional activities and a slight increase in customer traffic.
Franchise Revenue. Total franchise revenue increased by $537,000, or 4.2%, to $13.3 million for the three months ended March 31, 2006 as compared to $12.8 million in 2005. This increase was primarily attributable to an increase in the number of new franchisees purchasing merchandise in the first quarter of 2006 as compared to the first quarter of 2005.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees increased by approximately $300,000, or 0.3%, to $112.8 million for the three months ended March 31, 2006 as compared to $112.5 million in 2005. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue remained constant at 21.7% for the quarters ended March 31, 2006 and 2005.
Cost of Merchandise Sold. Cost of merchandise sold increased by $2.0 million, or 4.9%, to $44.1 million for the three months ended March 31, 2006 as compared to $42.1 million in 2005. This increase was primarily a result of an increase in the number of items sold during the first quarter of 2006 as compared to the first quarter 2005. The gross margin percent of merchandise sales decreased to 31.2% in the first quarter of 2006 from 33.0% in the first quarter of 2005. This decrease was primarily attributable to a decrease in the average selling price of merchandise sold during the first quarter of 2006 as compared to the first quarter of 2005.
Salaries and Other Expenses. Salaries and other expenses increased by $4.8 million, or 1.4%, to $338.8 million for the three months ended March 31, 2006 as compared to $334.0 million in 2005. Salaries and other expenses expressed as a percentage of total store revenue increased to 57.1% for the three months ended March 31, 2006 from 56.7% in 2005. The slight increases are primarily the result of an increase in salaries and wages of approximately $2.0 million due to the recognition of stock option expenses as well as higher fuel expenses relating to product deliveries and utility costs.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $690,000, or 6.4%, to $11.6 million for the three months ended March 31, 2006 as compared to $10.9 million in 2005. This increase was primarily attributable to an increase in the number of new franchisees purchasing merchandise in the first quarter of 2006 as compared to the first quarter of 2005.
General and Administrative Expenses. General and administrative expenses increased by $1.7 million, or 9.1%, to $20.9 million for the three months ended March 31, 2006, as compared to $19.2 million in 2005. General and administrative expenses expressed as a percentage of total revenue increased to 3.5% for the three months ended March 31, 2006 as compared to 3.2% for the three months ended March 31, 2005. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complimentary lines of business in our rent-to-own stores.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Amortization of Intangibles. Amortization of intangibles decreased by $1.4 million, or 61.4%, to $886,000 for the three months ended March 31, 2006 as compared to $2.3 million in 2005. This decrease was primarily attributable to the completed customer relationship amortization associated with previous acquisitions, such as the acquisition of Rainbow Rentals, Inc. and Rent-Rite in 2004.
Operating Profit. Operating profit decreased by $10.5 million, or 12.2%, to $75.5 million for the three months ended March 31, 2006 as compared to $86.0 million in 2005. Operating profit as a percentage of total revenue decreased to 12.4% for the three months ended March 31, 2006 from 14.3% for the three months ended March 31, 2005. These decreases were primarily attributable to the $8.0 million legal reversion recorded in the first quarter of 2005 as well as the increase in salaries and other expenses during the first quarter of 2006 versus 2005 as discussed above.
Interest Expense. Interest expense increased by $2.1 million, or 19.8%, to $13.0 million for the three months ended March 31, 2006 as compared to $10.9 million in 2005. This increase was primarily attributable to increased borrowings under our revolving credit facility during the first quarter of 2006 as compared to the first quarter of 2005, as well as an increase in our weighted interest rate to 6.41% during the first quarter of 2006 as compared to 4.51% during the first quarter of 2005.
Net Earnings. Net earnings decreased by $7.4 million, or 15.4%, to $40.3 million for the three months ended March 31, 2006 as compared to $47.7 million in 2005. This decrease was primarily attributable to the $8.0 million legal reversion recorded in the first quarter of 2005 as well as the increase in salaries and other expenses during the first quarter of 2006 versus 2005 as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $26.5 million to $61.1 million for the three months ended March 31, 2006 as compared to $87.6 million in 2005. This decrease is attributable to a decrease in net earnings and changes in deferred income taxes resulting from the reversal of the effect that the Job Creation and Workers Assistance Act of 2002 had on our cash flow as discussed under Deferred Taxes below.
Cash used in investing activities increased by $3.5 million to $17.8 million during the three month period ended March 31, 2006 as compared to $14.3 million in 2005. This increase is primarily attributable to an increase in property assets purchased in the first quarter of 2006 as compared to 2005, offset by a decrease in the amount spent on acquisitions.
Cash used in financing activities decreased by $1.8 million to $55.1 million during the three month period ended March 31, 2006 as compared to $56.9 million in 2005. This decrease is primarily a result of the changes in our outstanding debt, the amount of treasury stock repurchased, amounts received from stock options exercised and tax benefit of options exercised in the first quarter of 2006 as compared to 2005.
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
We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, and our store expansion programs during the next twelve months. Our revolving credit facilities, including our $10.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $260.0 million, of which $112.5 million was available at April 27, 2006. At April 27, 2006, we had $25.6 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to repurchase additional shares of our common stock, repurchase some of our outstanding subordinated notes, as well as make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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
Litigation. In November 2005, we reached an agreement in principle to settle all of the pending lawsuits and related matters in Washington brought by the plaintiffs’ counsel in the Rose/Madrigal matters on an agreed state-wide class basis for $1.25 million. These matters alleged violations of various provisions of Washington state law regarding overtime, lunch and work breaks, failure to pay wages due to our Washington employees, and various labor related matters. In January 2006, the court in Rose/Madrigal preliminarily approved the class settlement. On April 21, 2006, the court issued its final approval of the class settlement and dismissed the class action with prejudice. We anticipate funding the settlement pursuant to the settlement agreement in May 2006. To account for this prospective settlement, as well as our own attorneys’ fees, we have accrued an aggregate of $1.3 million for this matter as of March 31, 2006.
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
Rental Merchandise Purchases. We purchased $216.1 million and $204.9 million of rental merchandise during the three month periods ended March 31, 2006 and 2005, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $15.6 million and $10.9 million on capital expenditures during the three month periods ended March 31, 2006 and 2005, respectively, and expect to spend approximately $67.0 million for the remainder of 2006, which includes amounts we intend to spend with respect to expanding our financial services business and our new corporate headquarters facility as discussed below.
In December 2005, we acquired approximately 15 acres of land located in Plano, Texas, on which we intend to build a new corporate headquarters facility. The purchase price for the land was approximately $5.2 million. Building costs are expected to be in the range of $20.0-$25.0 million, and construction began in January 2006. Building costs will be paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed by the end of 2006. We intend to finance this project from cash flow generated from operations. Our remaining lease obligation on our existing location, as of the estimated move date, will be approximately $6.2 million. We anticipate subleasing some or all of the space at our current location to offset the remaining lease obligation. Additionally, we have adjusted the remaining life on the assets which will be abandoned upon our move to the new facility.
Acquisitions and New Store Openings. During the first three months of 2006, we acquired two stores, accounts from five additional locations, opened 10 new stores, and closed 17 stores. Of the closed stores, 14 were merged with existing store locations and three stores were sold. The acquired stores and accounts were the result of seven separate transactions with an aggregate price of approximately $2.7 million. Additionally, during the first quarter of 2006, we have added financial services to 17 existing rent-to-own store locations, consolidated one store with financial services into an existing location and ended the first quarter of 2006 with a total of 56 stores providing these services.

RENT-A-CENTER, INC. AND SUBSIDIARIES
As of April 27, 2006, we have acquired accounts from two store, opened three new stores and closed ten stores during the second quarter of 2006. We intend to increase the number of stores we operate by an average of approximately 5% per year over the next several years. Additionally, as of April 27, 2006, we have added financial services to three additional existing rent-to-own locations during the second quarter of 2006.
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
Senior Credit Facilities. Our $600.0 million senior credit facilities consist of a $350.0 million term loan and a $250.0 million revolving credit facility. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $107.5 million had been utilized for letters of credit as of April 27, 2006. As of April 27, 2006, an additional $40.0 million was outstanding, leaving $102.5 million available under our revolving facility. The revolving credit facility expires in July 2009 and the term loan expires in 2010.
The table below shows the scheduled maturity dates of our senior debt outstanding at March 31, 2006.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2006	$2,625
2007	3,500
2008	3,500
2009	168,000
2010	166,250
Thereafter	—

$343,875

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.00% to 2.00%, or the prime rate plus up to 1.00%, at our election. The weighted average Eurodollar rate on our outstanding debt was 4.72% at March 31, 2006. At March 31, 2006, we had borrowed $8.0 million utilizing the prime rate option and $10.0 million utilizing the Eurodollar rate under our revolving credit facility. The margins on the Eurodollar rate and on the prime rate may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in our credit agreement. For the quarter ended March 31, 2006, the average effective rate on outstanding borrowings under the senior credit facilities was 6.52%. We have not entered into any interest rate protection agreements with respect to term loans under the new senior credit facility. A commitment fee equal to 0.20% to 0.50% of the unused portion of the revolving credit facility is payable quarterly. As of April 27, 2006 we had $40.0 million outstanding on our revolving credit facility, of which $30.0 million bears interest at the Eurodollar Rate and $10.0 million currently bears interest at the prime rate, but will be converted to the Eurodollar Rate on May 2, 2006. The weighted average Eurodollar rate on our outstanding debt was 4.73% at April 27, 2006.
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
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt (including subordinated debt) in excess of $50 million at any one time outstanding;

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends (subject to a restricted payments basket for which $117.2 million was available for use as of March 31, 2006);

•	incur liens or other encumbrances;

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into a new line of business.
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at March 31, 2006:

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	2.75:1	2.22:1
Minimum consolidated interest coverage ratio	No less than	4.00:1	5.99:1
Minimum fixed charge coverage ratio	No less than	1.50:1	1.79:1
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
     Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2006:
Payments due by period

Contractual Cash Obligations	Total		2006	2007 - 2008	2009 – 2010	Thereafter
	(In thousands)
Senior Credit Facilities (including current portion)	$367,625	(1)	$8,375	$7,000	$352,250	$0
7 1/2% Senior Subordinated Notes(2)	401,250		22,500	45,000	333,750	0
Operating Leases	473,106		120,745	237,327	108,376	6,658

Total	$1,241,981		$151,620	$289,327	$794,376	$6,658

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include the interest on our senior credit facilities. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.00% to 2.00% or the prime rate plus up to 1.00% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2006 was 4.72%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.
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
The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock (subject to a restricted payments basket for which $120.7 million was available for use as of March 31, 2006); and

•	engage in a merger or sell substantially all of its assets.

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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires in October 2006. Although we believe we will be able to renew our existing agreement or find other financing arrangements, there can be no assurance that we will not need to fund the foregoing guarantee upon the expiration of the existing agreement. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $32.5 million was outstanding as of March 31, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $400.0 million of Rent-A-Center common stock. As of March 31, 2006, we had purchased a total of 14,628,800 shares of Rent-A-Center common stock for an aggregate of $360.8 million under this common stock repurchase program, of which 202,800 shares were repurchased in the first quarter of 2006 for approximately $4.7 million. Please see “Unregistered Sales of Equity Securities and Use of Proceeds” later in this report.
Store Consolidation Plan. We expect the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $10.4 million. The amount of cash used in the store closing plan through the first quarter of 2006 was $6.5 million. Therefore, we expect to use approximately $2.5 million to $3.9 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores. Please see “Note 8. Store Consolidation Plan” in this report for more information on our store consolidation plan.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2006, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $343.9 million in term loans, $10.0 in revolving credit outstanding at interest rates indexed to the Eurodollar rate, $8.0 million outstanding on our line of credit at interest rates discounted from prime and $5.8 million outstanding on our Intrust line of credit. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at March 31, 2006 was $300.0 million. As of March 31, 2006, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at March 31, 2006, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $1.6 million additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in internal controls. For the quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II – Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation. The ultimate outcome of our litigation is uncertain and the amount of any loss we may incur, if any, cannot in our judgment be reasonably estimated. Accordingly, other than with respect to the prospective settlement of the Rose/Madrigal matter discussed below, anticipated legal fees and expenses for our other material litigation discussed below, as well as provisions for losses incurred or expected to be incurred with respect to litigation arising in the ordinary course of business which we do not believe are material, no provision has been made in our consolidated financial statements for any such loss. As of March 31, 2006, we had accrued $3.8 million relating to our outstanding litigation, of which approximately $1.3 million is related to the settlement of the Rose/Madrigal matter.
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
From June 2003 until May 2005, there was no activity in this case. On May 18, 2005, we filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff opposed our motion to dismiss the case and asked the court to grant it an opportunity to find a substitute class representative in the event the court determined Ms. Colon was no longer adequate. On January 17, 2006, the court issued an order denying our motion to dismiss, but indicated that Ms. Colon was not a suitable class representative and noted that no motion to intervene to add additional class representatives had been filed. On March 14, 2006, plaintiffs’ counsel filed a motion seeking leave to intervene Shaun Kelly as an additional class representative. The court has also ordered the parties to confer regarding a possible mediation. We are in the process of scheduling Mr. Kelly’s deposition. If the court ultimately allows Mr. Kelly to intervene and enters a final certification order, we intend to pursue an interlocutory appeal of such certification order.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
California Attorney General Inquiry. During the second quarter of 2004, we received an inquiry from the California Attorney General regarding our business practices in California with respect to our cash prices and our membership program. We met with representatives of the Attorney General’s office during 2005 and 2006, and have provided additional information as requested. Our discussions are continuing with the Attorney General’s office regarding these issues, and include possible legislative solutions as well as possible changes in certain of our business practices in California. While we cannot assure you that we will have no liability in this matter, we do not believe that the resolution of these issues with the California Attorney General will have a material adverse impact on our financial position, cash flows or ongoing operations.
Hilda Perez v. Rent-A-Center, Inc., et al. On March 15, 2006, we were notified that the Supreme Court of New Jersey reinstated claims made by the plaintiff in a matter styled Hilda Perez v. Rent-A-Center, Inc. The matter is a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey on March 21, 2003, arising out of several rent-to-own contracts Ms. Perez entered into with us. The requested class period is April 23, 1999 to the present.
In her amended complaint, Perez alleges on behalf of herself and a class of similarly situated individuals that the rent-to-own contracts she entered into with us violated New Jersey’s Retail Installment Sales Act (“RISA”) and, as a result, New Jersey’s Consumer Fraud Act (“CFA”) because such contracts imposed a time price differential in excess of the 30% per annum interest rate permitted under New Jersey’s criminal usury statute. Perez alleges that RISA incorporates the 30% interest rate limit, limiting time price differentials to 30% per annum. Perez seeks reimbursement of the excess fees and/or interest contracted for, charged and collected, together with treble damages, and an injunction compelling us to cease the alleged violations. Perez also seeks pre-judgment and post-judgment interest, together with attorneys’ fees and costs and disbursements.
Following the filing of her amended complaint, we filed a counterclaim to recover the merchandise retained by Perez after she ceased making rental payments. Perez answered the counterclaim, denying liability and claiming entitlement to the items she rented from us. In August 2003, Perez moved for partial summary judgment and we cross-moved for summary

RENT-A-CENTER, INC. AND SUBSIDIARIES
judgment. In January 2004, the trial court held that rent-to-own transactions are not covered by RISA nor subject to the interest rate limit in New Jersey’s criminal usury statute. The court granted our cross-motion, dismissing Perez’s claims under RISA and the CFA. Perez then appealed to the Superior Court of New Jersey, Appellate Division. Oral argument before the Appellate Division occurred in December 2004, and in February 2005 the Appellate Division rejected Perez’s arguments and ruled in our favor on all of her claims. Perez subsequently appealed to the Supreme Court of New Jersey, who heard oral arguments in November 2005.
On March 15, 2006, the Supreme Court of New Jersey reversed the judgment of the trial court and the Appellate Division and remanded the case to the trial court for reinstatement of Perez’s complaint and for further proceedings. In its decision, the Supreme Court held that rent-to-own contracts in New Jersey are “retail installment contracts” under RISA, and that RISA incorporates the 30% interest rate cap in New Jersey’s criminal usury statute. The court rejected our legal arguments and reinstated Perez’s claims under RISA and the CFA. We recently filed a motion for reconsideration with the New Jersey Supreme Court, which motion is pending.
We intend to vigorously defend ourselves in this matter. No class has been certified by the trial court and no finding of liability or damages has been made by the court against us. In addition, we believe we have valid arguments limiting the damages sought by Perez under both RISA and the CFA. In light of the Supreme Court’s decision, we have addressed the impact of the decision on our operations in New Jersey and have implemented certain changes to mitigate that impact. We currently operate 43 stores in New Jersey and estimate that to date we have entered into approximately 400,000 rent-to-own contracts in New Jersey during the requested class period.
Although we intend to vigorously defend ourselves in this matter, we cannot assure you that we will be found to ultimately have no liability.
State Wage and Hour Class Actions
We are currently subject to various material actions pending against us in the states of California and Washington, all of which allege we violated the wage and hour laws of such states.
Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege violations of the wage and hour laws of California regarding overtime, lunch and work breaks, and failure to pay wages due to our California employees. The same law firm as in the recently settled Pucci matter is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. After remand, the plaintiffs filed a motion with the trial court seeking to remove from the case the trial court judge who previously denied their motion for class certification. The trial court denied the motion. In response, plaintiffs’ filed a petition for writ of mandate with the California Court of Appeals requesting review of the trial court’s decision. The California Court of Appeals heard oral arguments in this matter on August 29, 2005, and ruled against the plaintiffs, denying the requested relief. The case has been returned to the trial court as previously ordered.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
We subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter. On March 16, 2005, the court lifted the stay and on April 12, 2005, we answered the amended complaint. Discovery is now proceeding. On January 30, 2006, the Corso Court heard a motion to coordinate Corso with the Burdusis and French actions. The Corso court recommended that Corso be coordinated with the other actions before the judge in the Burdusis and French matters. The Judicial Council subsequently ordered the Burdusis, French and Corso cases coordinated before a new judge in the Los Angeles County Superior Court’s complex litigation panel. We subsequently filed a motion to transfer the class certification motion in Burdusis back to the judge in Burdusis, who originally heard the motion, and to stay discovery in all of the coordinated cases. Plaintiffs have moved to amend the Burdusis complaint to add additional causes of actions and allegations, which we intend to oppose. The court has scheduled a hearing on both motions on May 3, 2006.
We believe the claims asserted in Burdusis, French and Corso are without merit and we intend to vigorously oppose each of these cases. We cannot assure you, however, that we will be found to have no liability in these matters. As of March 31, 2006, we operated 149 stores in California.
Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter pending in Clark County, Washington was filed on June 26, 2001, and alleges similar violations of the wage and hour laws of Washington as those in Burdusis. The same law firm who represented the class in Pucci sought to represent the purported class in this matter. On May 14, 2003, the Rose court denied the plaintiffs’ motion for class certification in that case. On June 3, 2003, the plaintiffs in Rose filed a notice of appeal, which was subsequently denied. Following the denial by the Court of Appeals, the plaintiffs’ counsel filed 14 county-wide putative class actions in Washington with substantially the same claims as in Rose. In April 2005, the plaintiffs’ counsel filed another putative county-wide lawsuit and subsequently the plaintiffs’ counsel filed another putative state-wide lawsuit in federal court in Washington, bringing the total to 16. The purported classes in the county-wide class actions ranged from approximately 20 individuals to approximately 100 individuals.
In November 2005, we reached an agreement in principle to settle for $1.25 million all of the pending lawsuits and related matters bought by the plaintiffs’ counsel in Washington on an agreed state-wide class basis. In connection therewith, the parties agreed to seek class settlement in the Superior Court of Yakima County, Washington, where one of the putative county-wide class actions, Madrigal et al. v. Rent-A-Center, is pending. On January 13, 2006, the court in Madrigal preliminarily approved the class settlement. The class consists of approximately 1,300 class members, and notice of settlement has now been sent. Objections to the settlement were due March 15, 2006, and no class members objected. The final approval hearing before the court occurred on April 21, 2006, and the court approved the settlement and dismissed the case with prejudice. We anticipate funding the settlement in May 2006. Accordingly, as of March 31, 2006, we have reserved approximately $1.3 million to fund the prospective settlement as well as our attorneys’ fees.
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
As part of our growth strategy, we intend to increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. We increased our store base by 241 stores in 2003, and 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. As of March 31, 2006, our store base has decreased another five stores during 2006. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
Our continued growth also depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 3.0% for 2003 and decreased by 3.6% and 2.3% in 2004 and 2005, respectively. For the quarter ended March 31, 2006, our same store sales increased by 1.8% compared to the quarter ended March 31, 2005. As a result of new store

RENT-A-CENTER, INC. AND SUBSIDIARIES
openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
owed. Our senior credit facilities also contain certain provisions prohibiting the modification of our outstanding subordinated notes, as well as limiting the ability to refinance such notes.
A change of control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets to repay these amounts.
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of March 31, 2006, we were required to make principal payments under our senior credit facilities of $2.6 million in 2006, $3.5 million in 2007, $3.5 million in 2008, $186.0 million in 2009 and $166.3 million after 2009. These payments reduce our cash flow.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
For the year ended December 31, 2005, our management has determined that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Please refer to management’s annual report on internal control over financial reporting, and the report by Grant Thornton LLP, which appear in our Annual report on Form 10-K for our fiscal year ended December 31, 2005. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2003, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $100.0 million of Rent-A-Center common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program to $400.0 million. As of March 31, 2006, we had repurchased $360.8 million in aggregate purchase price of Rent-A-Center common stock under our stock repurchase program. In the first quarter of 2006, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(including fees)	Programs	(including fees)
January 1 through January 31	0	$0.0000	0	$43,887,581
February 1 through February 28	154,800	$23.1473	154,800	$40,304,377
March 1 through March 31	48,000	$23.1734	48,000	$39,192,053

Total	202,800	$23.1535	202,800	$39,192,053
Item 6. Exhibits.
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
Robert D. Davis
Senior Vice President-Finance, Chief Financial Officer and Treasurer

Date: May 1, 2006

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of April 27, 2004, by and between Rent-A-Center, Inc., RAC RR, Inc. and Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (Pursuant to the rules of the SEC, the schedules and exhibits have been omitted. Upon the request of the SEC, Rent-A-Center, Inc. will supplementally supply such schedules and exhibits to the SEC.) (Incorporated herein by reference to Exhibit 2.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Elimination of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

4.3	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.4	Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.5	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.6	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.7	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.8	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.9	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.10	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.11	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.2	Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Calyon New York Branch, SunTrust Bank and Union Bank of California, N.A., as Documentation Agents, Lehman Commercial Paper Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.4	Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/A filed on September 21, 2004.)

10.5	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.6	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.7	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.8	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.9	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.10	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.11+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.14+	Summary of Named Executive Officer Compensation (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K dated December 21, 2005.)

10.15+	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan

10.16+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan

10.17+	Form of Loyalty and Confidentiality Agreement entered into with management.

21.1*	Subsidiaries of Rent-A-Center, Inc.

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.