Form 10-Q
period 2006-06-30
RENT A CENTER INC DE
filed 2006-07-31
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2006:

Class	Outstanding

Common stock, $.01 par value per share	69,759,473

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Three months ended June 30,
	2006	2005
	Unaudited
Revenues
Store
Rentals and fees	$527,076	$526,639
Merchandise sales	38,428	37,498
Installment sales	5,728	6,618
Other	3,254	997
Franchise
Merchandise sales	7,892	7,443
Royalty income and fees	1,245	1,383

	583,623	580,578

Operating expenses
Direct store expenses
Cost of rentals and fees	114,733	114,068
Cost of merchandise sold	28,403	28,225
Cost of installment sales	2,398	2,750
Salaries and other expenses	333,113	332,939
Franchise cost of merchandise sold	7,580	7,163

	486,227	485,145

General and administrative expenses	21,253	20,290
Amortization of intangibles	950	2,155

Total operating expenses	508,430	507,590

Operating profit	75,193	72,988

Interest income	(1,399)	(1,351)
Interest expense	13,301	10,786

Earnings before income taxes	63,291	63,553

Income tax expense	23,448	21,811

NET EARNINGS	$39,843	$41,742

Basic earnings per common share	$0.57	$0.56

Diluted earnings per common share	$0.56	$0.55

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Six months ended June 30,
	2006	2005
	Unaudited
Revenues
Store
Rentals and fees	$1,047,459	$1,045,261
Merchandise sales	102,591	100,268
Installment sales	11,579	13,202
Other	6,540	2,075
Franchise
Merchandise sales	19,973	18,787
Royalty income and fees	2,456	2,794

	1,190,598	1,182,387

Operating expenses
Direct store expenses
Cost of rentals and fees	227,500	226,536
Cost of merchandise sold	72,533	70,292
Cost of installment sales	4,821	5,613
Salaries and other expenses	671,884	666,980
Franchise cost of merchandise sold	19,136	18,029

	995,874	987,450

General and administrative expenses	42,211	39,505
Amortization of intangibles	1,836	4,452
Litigation reversion	—	(8,000)

Total operating expenses	1,039,921	1,023,407

Operating profit	150,677	158,980

Interest income	(2,859)	(2,753)
Interest expense	26,324	21,654

Earnings before income taxes	127,212	140,079

Income tax expense	47,041	50,668

NET EARNINGS	$80,171	$89,411

Basic earnings per common share	$1.16	$1.20

Diluted earnings per common share	$1.14	$1.18

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30,	December 31,
	2006	2005
	Unaudited
ASSETS
Cash and cash equivalents	$41,174	$57,627
Accounts receivable, net	20,161	20,403
Prepaid expenses and other assets	34,133	38,524
Rental merchandise, net
On rent	633,749	588,978
Held for rent	178,667	161,702
Merchandise held for installment sale	1,745	2,200
Property assets, net	154,497	149,904
Goodwill, net	939,130	925,960
Intangible assets, net	3,590	3,366

	$2,006,846	$1,948,664

LIABILITIES
Accounts payable — trade	$72,097	$88,147
Accrued liabilities	192,192	191,831
Deferred income taxes	109,652	121,204
Senior debt	417,155	424,050
Subordinated notes payable	300,000	300,000

	1,091,096	1,125,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 103,689,987 and 102,988,126 shares issued in 2006 and 2005, respectively	1,037	1,030
Additional paid-in capital	647,234	630,308
Retained earnings	981,569	901,493
Treasury stock, 34,003,899 and 33,801,099 shares at cost in 2006 and 2005, respectively	(714,090)	(709,399)

	915,750	823,432

	$2,006,846	$1,948,664

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2006	2005
	Unaudited
Cash flows from operating activities
Net earnings	$80,171	$89,411
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	222,542	222,839
Depreciation of property assets	26,994	26,534
Amortization of intangibles	1,836	3,733
Amortization of financing fees	798	801
Tax benefit related to stock option exercises	(2,600)	—
Deferred income taxes	(11,552)	(30,528)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise, net	(276,739)	(233,488)
Accounts receivable, net	242	(238)
Prepaid expenses and other assets	2,699	32,855
Accounts payable — trade	(16,050)	(49,442)
Accrued liabilities	6,639	(6,307)

Net cash provided by operating activities	34,980	56,170

Cash flows from investing activities
Purchase of property assets	(33,321)	(23,932)
Proceeds from sale of property assets	1,734	892
Acquisitions of businesses, net of cash acquired	(21,420)	(26,707)

Net cash used in investing activities	(53,007)	(49,747)

Cash flows from financing activities

Purchase of treasury stock	(4,691)	(4,012)
Exercise of stock options	10,560	7,633
Tax benefit related to stock option exercises	2,600	—
Proceeds from debt	157,125	18,000
Repayments of debt	(164,020)	(61,750)

Net cash provided by (used in) financing activities	1,574	(40,129)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,453)	(33,706)
Cash and cash equivalents at beginning of period	57,627	58,825

Cash and cash equivalents at end of period	$41,174	$25,119

Supplemental cash flow information
Cash paid during the period for:
Interest	$25,404	$20,982
Income taxes	$50,709	$46,408
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly report on Form 10-Q for the three months ended March 31, 2006. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 2006, we operated 2,749 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and six stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2006, ColorTyme had 295 franchised stores operating in 38 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R is effective for fiscal periods beginning after June 15, 2005.

We adopted SFAS 123R on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the six months ended June 30, 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $2.4 million related to stock options and restricted stock units granted, and for the six months ended June 30, 2005 we reported a pro forma expense of approximately $4.4 million under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For the three months ended June 30, 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $1.1 million related to stock options and restricted stock units granted, and for the three months ended June 30, 2005 we reported a pro forma expense of approximately $1.3 million under SFAS 123.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The Rent-A-Center Amended and Restated Long-Term Incentive Plan (the “Prior Plan”) terminated on May 19, 2006, upon approval by our stockholders of the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”) as discussed below under the heading “Stock Based Compensation.” No additional grants will be made under the Prior Plan. Prior to January 2006, we accounted for the Prior Plan under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under the Prior Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, net earnings and earnings per share for the six and three months ended June 30, 2005 would have decreased as illustrated by the following table:

Six months ended June 30, 2005
(In thousands, except per share data)
Net earnings
As reported	$89,411
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	4,419

Pro forma	$84,992

Basic earnings per common share
As reported	$1.20
Pro forma	$1.14

Diluted earnings per common share
As reported	$1.18
Pro forma	$1.12

Three months ended June 30, 2005
(In thousands, except per share data)
Net earnings
As reported	$41,742
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	1,342

Pro forma	$40,400

Basic earnings per common share
As reported	$0.56
Pro forma	$0.54

Diluted earnings per common share
As reported	$0.55
Pro forma	$0.53
Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation.

Stock Based Compensation. On March 24, 2006, upon the recommendation of the Compensation Committee, the Board of Directors of Rent-A-Center, Inc. adopted, subject to stockholder approval, the 2006 Plan and directed that it be submitted for the approval of the stockholders. On May 19, 2006, the stockholders approved the 2006 Plan. The 2006 Plan authorizes the issuance of 7,000,000 shares of our common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock award which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. As of June 30, 2006, no shares have been issued under the 2006 Plan.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Prior Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors were immediately exercisable. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At June 30, 2006, there were 4,448,720 shares allocated to equity awards outstanding. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan. No additional grants will be made under the Prior Plan.

The fair value of unvested options that we expect to result in a compensation expense was approximately $13.5 million with a weighted average number of years to vesting of 2.39 years at June 30, 2006 as compared to $18.5 million and a weighted average number of years to vesting of 2.20 years at December 31, 2005.

The total number of unvested options was 1,498,887 and 1,612,472 at June 30, 2006 and December 31, 2005, respectively. The weighted average fair value of unvested options at June 30, 2006 was $8.98 as compared to $11.47 at December 31, 2005. The weighted average fair value on options vested during the three months ended June 30, 2006 was $10.42 and the weighted average fair value of options forfeited during the three months ended June 30, 2006 was $8.24.

The table below summarizes the transactions under the Prior Plan for the period ended June 30, 2006.

	Equity		Weighted Average
	Awards	Weighted Average	Remaining
	Outstanding	Exercise Price	Contractual Life

Balance at December 31, 2004	5,231,538	$17.62
Granted	1,001,000	$23.80
Exercised	(690,608)	$13.78
Forfeited	(522,953)	$24.13

Balance at December 31, 2005	5,018,977	$18.70	6.67 years
Granted	523,590	$21.43
Exercised	(701,687)	$14.97
Forfeited	(392,160)	$23.78

Balance outstanding at June 30, 2006	4,448,720	$19.16	6.67 years

Exercisable at June 30, 2006	2,949,833	$16.76	5.79 years

RENT-A-CENTER, INC. AND SUBSIDIARIES
During the six months ended June 30, 2006, the weighted average fair values of the options granted under the Prior Plan were calculated using the following assumptions:

Employee options:
Average risk free interest rate	4.36% - 4.41%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%

Employee stock options granted	459,860
Weighted average grant date fair value	$5.03

Non-employee director options:
Average risk free interest rate	4.36% - 4.41%
Expected dividend yield	—
Expected life	6.00 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%

Non-employee director stock options granted	34,000
Weighted average grant date fair value	$9.73
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

Tax benefits from stock option exercises of $2.6 million for the six months ended June 30, 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. For the six months ended June 30, 2005, the tax benefits from stock option exercises of $2.1 million were included as a cash inflow to cash provided by operating activities.

Change in Accounting Estimate. During the second quarter of 2006, we refined the process in which we determine the net amount accrued for losses within our self-insured retentions based on our actual loss experience. At June 30, 2006, our consolidated statements of earnings reflect a benefit of approximately $2.0 million from the normal accrual level resulting from the use of certain company specific loss development factors developed by independent actuaries, rather than the general industry loss development factors we previously used.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Reconciliation of Merchandise Inventory.

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
	(In thousands)
Beginning merchandise value	$752,880	$760,422
Inventory additions through acquisitions	7,084	2,832
Purchases	392,986	344,985
Depreciation of rental merchandise	(222,542)	(222,839)
Cost of goods sold	(77,354)	(75,905)
Skips and stolens	(26,169)	(28,583)
Other inventory deletions (1)	(12,724)	(7,009)

Ending merchandise value	$814,161	$773,903

	Three months ended	Three months ended
	June 30, 2006	June 30, 2005
	(In thousands)
Beginning merchandise value	$794,811	$793,178
Inventory additions through acquisitions	6,295	1,557
Purchases	176,840	140,127
Depreciation of rental merchandise	(112,194)	(112,104)
Cost of goods sold	(33,224)	(30,975)
Skips and stolens	(13,055)	(14,836)
Other inventory deletions (1)	(5,312)	(3,044)

Ending merchandise value	$814,161	$773,903

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
2.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		June 30, 2006		December 31, 2005
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$3,000	$3,000	$2,850
Non-compete agreements	3	6,194	5,030	6,040	4,423
Customer relationships	1.5	34,856	32,430	32,934	31,335

Total		44,050	40,460	41,974	38,608

Intangible assets not subject to amortization
Goodwill		1,038,282	99,152	1,025,112	99,152

Total intangibles		$1,082,332	$139,612	$1,067,086	$137,760

RENT-A-CENTER, INC. AND SUBSIDIARIES
2.	Intangibles — continued

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2006	$2,550
2007	1,026
2008	14
2009	—

Total	$3,590

Changes in the net carrying amount of goodwill are as follows:

	At June 30, 2006	At December 31, 2005
	(In thousands)
Balance as of January 1,	$925,960	$913,415
Additions from acquisitions	12,372	25,947
Goodwill write-off	—	(8,198	)(1)
Post purchase price allocation adjustments	798	(5,204	)(2)

Balance as of the end of the period	$939,130	$925,960

(1)	Goodwill write-off of approximately $4.5 million was included in our restructuring charges relating to our store consolidation plan and $3.7 million relating to Hurricane Katrina was included in amortization expense.

(2)	The post purchase price allocation adjustments in 2005 of approximately $5.2 million are primarily attributable to the tax benefit associated with certain items recorded as goodwill that were deductible for tax purposes.
3.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

(In thousands, except per share data)	Six months ended June 30, 2006
	Net earnings	Shares	Per share
Basic earnings per common share	$80,171	69,401	$1.16
Effect of dilutive stock options		1,044

Diluted earnings per common share	$80,171	70,445	$1.14

	Six months ended June 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$89,411	74,653	$1.20
Effect of dilutive stock options		1,383

Diluted earnings per common share	$89,411	76,036	$1.18

RENT-A-CENTER, INC. AND SUBSIDIARIES
3.	Earnings Per Share — continued

(In thousands, except per share data)	Three months ended June 30, 2006
	Net earnings	Shares	Per share
Basic earnings per common share	$39,843	69,545	$0.57
Effect of dilutive stock options		1,095

Diluted earnings per common share	$39,843	70,640	$0.56

	Three months ended June 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$41,742	74,747	$0.56
Effect of dilutive stock options		1,254

Diluted earnings per common share	$41,742	76,001	$0.55

For the six months ended June 30, 2006 and 2005, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 1,745,980 and 1,936,095, respectively.

For the three months ended June 30, 2006 and 2005, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 1,648,660 and 1,948,595, respectively.

4.	Subsidiary Guarantors.

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

The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock (subject to a restricted payments basket for which $120.7 million was available for use as of June 30, 2006); and

•	engage in a merger or sell substantially all of its assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
5.	Stock Repurchase Plan.

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $400.0 million of Rent-A-Center common stock. As of June 30, 2006, we had purchased a total of 14,628,800 shares of Rent-A-Center common stock for an aggregate of $360.8 million under this common stock repurchase program. No repurchases were made in the second quarter of 2006.

6.	Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2006. Although we believe we will be able to renew our existing agreement or find other financing arrangements, there can be no assurance that we will not need to fund the foregoing guarantee upon the expiration of the existing agreement. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $31.7 million was outstanding as of June 30, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Other Guarantees. We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally, our letters of credit are renewed automatically every year unless we notify the institution not to renew. At June 30, 2006, we had $107.5 million in outstanding letters of credit under our senior credit facilities, all of which is supported by our $250.0 million revolving facility.

7.	Store Consolidation Plan.

On September 6, 2005, we announced our plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores included 114 stores that we intended to close and merge with our existing stores and up to 48 additional stores that we intended to sell, merge with a potential acquisition or close by December 31, 2005. As of June 30, 2006, we had closed and merged all of the 114 stores identified and sold 37 and closed and merged one of the additional 48 stores on the plan. We intend to keep open the 10 remaining stores.

RENT-A-CENTER, INC. AND SUBSIDIARIES
We estimated that we would incur restructuring expenses in the range of $12.1 million to $25.1 million, to be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. The following table presents the original range of estimated charges, the total store consolidation plan charges recorded through June 30, 2006, the estimated range of remaining charges to be recorded in the fiscal year ending December 31, 2006:

				Expense
				recognized through	Estimated remaining
	Closing Plan Estimate			June 30, 2006	charges for 2006
	(In thousands)
Lease obligations	$8,661	—	$13,047	$9,261	$—
Fixed asset disposals	2,630	—	4,211	3,358	—
Net proceeds from stores sold			—	(3,000)	—
Other costs (1)	830	—	7,875	4,822	—

Total	$12,121	—	$25,133	$14,441	$—

The following table shows the changes in the accrual balance from December 31, 2005 to June 30, 2006, relating to our store consolidation plan.

	December 31,	Charges to		June 30, 2006
	2005 Balance	Expense	Cash Payments	Balance
	(In thousands)
Lease obligations	$5,364	$—	$(3,120)	$2,244
Other costs (1)	91	—	(91)	—

Total	$5,455	$(551)	$(2,660)	$2,244

(1)	Goodwill write-off charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.
We expect the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $9.3 million. The total amount of cash used in the store consolidation plan through June 30, 2006 was approximately $7.1 million. Therefore, we expect to use approximately $2.2 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.

8.	Subsequent Events.

New Senior Credit Facilities. On July 13, 2006, we announced the completion of the refinancing of our senior secured debt. Our new $725.0 million senior credit facilities consist of a $200.0 million five-year term loan, a $125.0 million six-year term loan and a $400.0 million five-year revolving credit facility. On that day, we drew down the $325.0 million in term loans and $88.0 million of revolving facility and utilized the proceeds to repay our existing senior term debt. In connection with the refinancing, we will record a $2.2 million non-cash charge to write off the remaining unamortized balance of financing costs from our previous credit agreement in the third quarter of 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores;

•	our ability to control store level costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in estimates relating to self insurance liabilities and income tax reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase; and

•	the other risks detailed from time to time in our SEC reports.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our Business
We are the largest rent-to-own operator in the United States with an approximate 33% market share based on store count. At June 30, 2006, we operated 2,749 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and six stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2006, ColorTyme had 295 franchised stores in 38 states, 287 of which operated under the ColorTyme name and 8 stores of which operated under the Rent-A-Center name.
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
Furthermore, we are evaluating other growth strategies, including offering additional products and services designed to appeal to our customer demographic, both through our new and existing rent-to-own stores as well as the entry into additional lines of business. In 2005, we began offering an array of financial services in addition to traditional rent-to-own products in some of our existing rent-to-own stores. These financial services include, but are not limited to, short term secured and unsecured loans, bill paying, debit cards, check cashing and money transfer services. We believe that traditional financial services providers ineffectively market to our customer base and that an opportunity exists for us to leverage our knowledge of this demographic, as well as our operational infrastructure, into a complementary line of business offering financial services designed to appeal to our customer demographic. As of June 30, 2006, 77 locations in the western United States were offering some or all of these financial services. We intend to offer these financial services in 140 to 160 Rent-A-Center store locations by the end of 2006. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial services, or that such operations, should they be added, will prove to be profitable.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
On July 13, 2006, we announced the completion of the refinancing of our senior secured debt. Our new $725.0 million senior credit facilities consist of a $200.0 million five-year term loan, a $125.0 million six-year term loan and a $400.0 million five-year revolving credit facility. On that day, we drew down the $325.0 million in term loans and $88.0 million of revolving facility and utilized the proceeds to repay our existing senior term debt. In connection with the refinancing, we will record a $2.2 million non-cash charge to write off the remaining unamortized balance of financing costs from our previous credit agreement in the third quarter of 2006.
As of July 26, 2006, we have acquired one new store and accounts from five stores, opened one new store and closed two stores during the third quarter of 2006. Both closed stores were merged with existing locations. We intend to increase the number of rent-to-own stores we operate by an average of approximately 5% per year over the next several years. Additionally, as of July 26, 2006, we have added financial services to four additional existing rent-to-own locations during the third quarter of 2006.
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
We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. Periodically, we reevaluate our estimate of liability within our self-insured retentions, including our assumptions related to our loss forecasts and estimates, using updated actuarial loss forecasts and currently valued third party claim administrator loss estimates. We evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed based upon such review. Prior to the quarter ended June 30, 2006, we used only general industry loss development factors in developing our estimate. Beginning with the quarter ended June 30, 2006, we also use company specific development factors developed by independent actuaries and based on our loss experience to determine our reserves.
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
As of June 30, 2006, the net amount accrued for losses within our self-insured retentions was $98.5 million, as compared to $92.5 million at June 30, 2005. The increase in the net amount accrued for the 2006 period is a result of an estimate for new claims expected for the current policy period, which incorporates increases in health care costs, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred. The net amount accrued for losses within our self-insured retentions at June 30, 2006 reflects a benefit of approximately $2.0 million from the normal accrual level resulting from the use of certain company specific loss development factors developed by independent actuaries, rather than the general industry loss development factors we previously used.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. As of June 30, 2006, we had accrued $2.6 million for anticipated legal fees and expenses for our material litigation (discussed in “Legal Proceedings” later in this report), as well as provisions for losses incurred or expected to be incurred with respect to litigation arising in the ordinary course of business which we do not believe are material, as compared to $2.5 million for the quarter ended June 30, 2005.
The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation, could affect our assumptions and thus, our accrual.
Income Tax Reserves. We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax reserves each quarter based on the information available to us, and establishing reserves in accordance with the criteria for accrual under SFAS No. 5. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions. We consult with external tax advisers in researching our conclusions. At June 30, 2006, we had accrued $5.4 million relating to our contingent liabilities for income taxes, as compared to $9.3 million at June 30, 2005. The decrease in the amount accrued at June 30, 2006 primarily relates to 2005 adjustments made for the reversal of a $3.3 million state tax reserve in connection with a change in estimate as well as a $2.0 million tax audit reserve credit associated with the favorable resolution of our 1998 and 1999 federal tax returns, offset slightly by our normal tax accruals.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Results of Operations
Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005
Store Revenue. Total store revenue increased by $7.4 million, or 0.6%, to $1,168.2 million for the six months ended June 30, 2006 as compared to $1,160.8 million for the six months ended June 30, 2005. The increase in total store revenue is primarily attributable to an increase in same store sales of approximately $13.6 million, offset by the revenue lost from the stores that were closed or sold during the 12 month period ending June 30, 2006.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire six month periods ending June 30, 2006 and 2005, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $13.6 million, or 1.4%, to $961.6 million for the six months ended June 30, 2006 as compared to $948.0 million in 2005. This increase in same store revenues was primarily attributable to our change in promotional activities and an increase in the number of units on rent during the first six months of 2006 as compared to 2005.
Franchise Revenue. Total franchise revenue increased by $848,000, or 3.9%, to $22.4 million for the six months ended June 30, 2006 as compared to $21.6 million in 2005. This increase was primarily attributable to an increase in the number of new franchisees purchasing merchandise in the first six months of 2006 as compared to the first six months of 2005.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees increased by approximately $1.0 million, or 0.4%, to $227.5 million for the six months ended June 30, 2006 as compared to $226.5 million in 2005. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue remained constant at 21.7% for the six months ended June 30, 2006 and 2005.
Cost of Merchandise Sold. Cost of merchandise sold increased by $2.2 million, or 3.2%, to $72.5 million for the six months ended June 30, 2006 as compared to $70.3 million in 2005. This increase was primarily a result of an increase in the number of items sold during the first six months of 2006 as compared to the first six months 2005. The gross margin percent of merchandise sales decreased to 29.3% in the first six months of 2006 from 29.9% in the first six months of 2005. This decrease was primarily attributable to a decrease in the average selling price of merchandise sold during the first six months of 2006 as compared to 2005.
Salaries and Other Expenses. Salaries and other expenses increased by $4.9 million, or 0.7%, to $671.9 million for the six months ended June 30, 2006 as compared to $667.0 million in 2005. This slight increase is primarily the result of an increase in salaries and wages of approximately $3.8 million due to the recognition of stock option expense as well as higher fuel expenses relating to product deliveries and utility costs. Salaries and other expenses expressed as a percentage of total store revenue remained constant at 57.5% for the six months ended June 30, 2006 and 2005.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.1 million, or 6.1%, to $19.1 million for the six months ended June 30, 2006 as compared to $18.0 million in 2005. This increase was primarily attributable to an increase in the number of new franchisees purchasing merchandise in the first six months of 2006 as compared to the first six months of 2005.
General and Administrative Expenses. General and administrative expenses increased by $2.7 million, or 6.8%, to $42.2 million for the six months ended June 30, 2006, as compared to $39.5 million in 2005. General and administrative expenses expressed as a percentage of total revenue increased to 3.5% for the six months ended June 30, 2006 as compared to 3.3% for the six months ended June 30, 2005. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complimentary lines of business in our rent-to-own stores.
Amortization of Intangibles. Amortization of intangibles decreased by $2.6 million, or 58.8%, to $1.8 million for the six months ended June 30, 2006 as compared to $4.5 million in 2005. This decrease was primarily attributable to the completed customer relationship amortization associated with previous acquisitions, such as the acquisition of Rainbow Rentals, Inc. and Rent-Rite in 2004.
Operating Profit. Operating profit decreased by $8.3 million, or 5.2%, to $150.7 million for the six months ended June 30, 2006 as compared to $159.0 million in 2005. Operating profit as a percentage of total revenue decreased to 12.7% for the six months ended June 30, 2006 from 13.4% for the six months ended June 30, 2005. These decreases were primarily attributable to the $8.0 million litigation reversion recorded in the first quarter of 2005.
Interest expense. Interest expense increased by $4.7 million, or 21.6%, to $26.3 million for the six months ended June 30, 2006 as compared to $21.6 million in 2005. This increase was primarily attributable to increased borrowings under our revolving credit facility during the first six months of 2006 as compared to the first six months of 2005, as well as an increase in our weighted interest rate to 7.12% during the first six months of 2006 as compared to 5.40% during the first six months of 2005.
Net Earnings. Net earnings decreased by $9.2 million, or 10.3%, to $80.2 million for the six months ended June 30, 2006 as compared to $89.4 million in 2005. This decrease was primarily attributable to the $8.0 million litigation reversion recorded in the first quarter of 2005.
Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005
Store Revenue. Total store revenue increased by $2.7 million, or 0.5%, to $574.5 million for the three months ended June 30, 2006 as compared to $571.8 million for the three months ended June 30, 2005. The increase in total store revenue is primarily attributable to an increase in same store sales of approximately $5.1 million, offset by the revenue lost from the stores that were closed or sold during the 12 month period ending June 30, 2006.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ending June 30, 2006 and 2005, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $5.1 million, or 1.1%, to $481.6 million for the three months ended June 30, 2006 as compared to $476.4 million in 2005. This increase in same store revenues was primarily attributable to our change in promotional activities and an increase in the number of units on rent during the quarter ended June 30, 2006 as compared to 2005.
Franchise Revenue. Total franchise revenue increased by $311,000, or 3.5%, to $9.1 million for the three months ended June 30, 2006 as compared to $8.8 million in 2005. This increase was primarily attributable to an increase in the number of new franchisees purchasing merchandise in the second quarter of 2006 as compared to the second quarter of 2005.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees increased by approximately $665,000, or 0.6%, to $114.7 million for the three months ended June 30, 2006 as compared to $114.1 million in 2005. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 21.8% for the quarter ended June 30, 2006 as compared to 21.7% for the quarter ended June 30, 2005.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cost of Merchandise Sold. Cost of merchandise sold increased by $178,000, or 0.6%, to $28.4 million for the three months ended June 30, 2006 as compared to $28.2 million in 2005. This increase was primarily a result of an increase in the number of items sold during the second quarter of 2006 as compared to the second quarter of 2005. The gross margin percent of merchandise sales increased to 26.1% in the second quarter of 2006 from 24.7% in the second quarter of 2005. This increase was primarily attributable to less promotional activity in the second quarter of 2006 as compared to the second quarter of 2005.
Salaries and Other Expenses. Salaries and other expenses increased by $174,000, or 0.1%, to $333.1 million for the three months ended June 30, 2006 as compared to $332.9 million in 2005. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 58.0% for the three months ended June 30, 2006 as compared to 58.2% for the three months ended June 30, 2005.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $417,000, or 5.8%, to $7.6 million for the three months ended June 30, 2006 as compared to $7.2 million in 2005. This increase was primarily attributable to an increase in the number of new franchisees purchasing merchandise in the second quarter of 2006 as compared to the second quarter of 2005.
General and Administrative Expenses. General and administrative expenses increased by approximately $1.0 million, or 4.7%, to $21.3 million for the three months ended June 30, 2006, as compared to $20.3 million in 2005. General and administrative expenses expressed as a percentage of total revenue increased to 3.6% for the three months ended June 30, 2006 as compared to 3.5% for the three months ended June 30, 2005. These slight increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complimentary lines of business in our rent-to-own stores.
Amortization of Intangibles. Amortization of intangibles decreased by $1.2 million, or 55.9%, to $1.0 million for the three months ended June 30, 2006 as compared to $2.2 million in 2005. This decrease was primarily attributable to the completed customer relationship amortization associated with previous acquisitions, such as the acquisition of Rainbow Rentals, Inc. and Rent-Rite in 2004.
Operating Profit. Operating profit increased by $2.2 million, or 3.0%, to $75.2 million for the three months ended June 30, 2006 as compared to $73.0 million in 2005. Operating profit as a percentage of total revenue increased to 12.9% for the three months ended June 30, 2006 as compared to 12.6% for the three months ended June 30, 2005. These increases are primarily related to the increased store revenues and a decrease in amortization of intangibles as mentioned above.
Interest expense. Interest expense increased by $2.5 million, or 23.3%, to $13.3 million for the three months ended June 30, 2006 as compared to $10.8 million in 2005. This increase was primarily attributable to increased borrowings under our revolving credit facility during the second quarter of 2006 as compared to the second quarter of 2005, as well as an increase in our weighted interest rate to 7.12% during the second quarter of 2006 as compared to 5.40% during the second quarter of 2005.
Net Earnings. Net earnings decreased by $1.9 million, or 4.5%, to $39.8 million for the three months ended June 30, 2006 as compared to $41.7 million in 2005. This decrease was primarily attributable to the $2.0 million tax audit reserve credit recorded in 2005.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $21.2 million to $35.0 million for the six months ended June 30, 2006 as compared to $56.2 million in 2005. This decrease is primarily attributable to increased inventory purchases during the first six months of 2006 as compared to 2005 offset by changes in deferred income taxes resulting from the reversal of the effect that the Job Creation and Workers Assistance Act of 2002 had on our cash flow as discussed under Deferred Taxes below.
Cash used in investing activities increased by $3.3 million to $53.0 million during the six month period ended June 30, 2006 as compared to $49.7 million in 2005. This increase is primarily attributable to an increase in property assets purchased in the first six months of 2006 as compared to 2005, offset by a decrease in the amount spent on acquisitions.
Cash provided by financing activities increased by $41.7 million to $1.6 million during the six month period ended June 30, 2006 as compared to cash used of $40.1 million in 2005. This increase is primarily a result of the changes in our outstanding debt.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, and implementation of our growth strategies, including store acquisitions and expansion and investment in our financial services business. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, and our store expansion programs during the next twelve months. At July 26, 2006, we had $35.8 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to repurchase additional shares of our common stock, repurchase some of our outstanding subordinated notes, as well as make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Litigation. From time to time, we are party to various legal proceedings arising in the ordinary course of business. Historically, we have funded settlements or judgments with respect to such legal proceedings out of cash flow generated from operations. Settlements or judgments against us on our existing litigation could affect our liquidity. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund any such settlement or judgment without adversely affecting our liquidity in a material way.
Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30% of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70% of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from the resulting lower cash tax obligations in those prior years. We estimate that our operating cash flow increased by approximately $85.3 million through 2004, on a net cumulative basis, from the accelerated depreciation deductions on rental merchandise. The associated deferred tax liabilities are expected to reverse over a three year period which began in 2005. Approximately $67.0 million, or 79%, reversed in 2005. We expect that $15.2 million, or 18%, will reverse in 2006 and the remaining $3.1 million will reverse in 2007, which will result in additional cash taxes and a corresponding decrease in our deferred tax liabilities discussed above.
Rental Merchandise Purchases. We purchased $393.0 million and $345.0 million of rental merchandise during the six month periods ended June 30, 2006 and 2005, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $33.3 million and $23.9 million on capital expenditures during the six month periods ended June 30, 2006 and 2005, respectively, and expect to spend approximately $50.0 million for the remainder of 2006, which includes amounts we intend to spend with respect to expanding our financial services business and our new corporate headquarters facility as discussed below.
In December 2005, we acquired approximately 15 acres of land located in Plano, Texas, on which we are building a new corporate headquarters facility. The purchase price for the land was approximately $5.2 million. Building costs are expected to be in the range of $22.5-$27.5 million, and construction began in January 2006. Building costs will be paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed during the

RENT-A-CENTER, INC. AND SUBSIDIARIES
first quarter of 2007. We intend to finance this project from cash flow generated from operations. As of June 30, 2006, we have spent approximately $4.5 million in construction costs and expect to spend the remaining $18.0-$23.0 million by the end of 2006. Our remaining lease obligation on our existing location, as of the estimated move date, will be approximately $4.9 million. We anticipate subleasing some or all of the space at our current location to offset the remaining lease obligation. Additionally, we have adjusted the depreciable life on the assets which will be abandoned upon our move to the new facility.
Acquisitions and New Store Openings. During the first six months of 2006, we acquired 18 stores, accounts from 20 additional locations, opened 19 new stores, and closed 48 stores. Of the closed stores, 33 were merged with existing store locations and 15 stores were sold. The acquired stores and accounts were the result of 21 separate transactions with an aggregate price of approximately $21.4 million. Additionally, during the first six months of 2006, we have added financial services to 38 existing rent-to-own store locations, consolidated one store with financial services into an existing location and ended the second quarter of 2006 with a total of 77 stores providing these services.
As of July 26, 2006, we have acquired one new store and accounts from five stores, opened one new store and closed two stores during the third quarter of 2006. Both closed stores were merged with existing locations. We intend to increase the number of rent-to-own stores we operate by an average of approximately 5% per year over the next several years. Additionally, as of July 26, 2006, we have added financial services to four additional existing rent-to-own locations during the third quarter of 2006.
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
Senior Credit Facilities. As of June 30, 2006, our previous senior credit facilities consisted of a $350.0 million term loan and a $250.0 million revolving credit facility. As of June 30, 2006, $72.5 million was available under our previous revolving facility.
The table below shows the scheduled maturity dates of our senior debt outstanding at June 30, 2006.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2006	$1,750
2007	3,500
2008	3,500
2009	168,000
2010	166,250
Thereafter	—

$343,000

On July 13, 2006, we announced the completion of the refinancing of our new senior secured debt. Our new $725.0 million senior credit facilities consist of a $200.0 million five-year term loan, a $125.0 million six-year term loan and a $400.0 million five-year revolving credit facility. On that day, we drew down the $325.0 million in term loans and $88.0 million of revolving facility and utilized the proceeds to repay our existing senior term debt. In connection with the refinancing, we will record a $2.2 million non-cash charge to write off the remaining unamortized balance of financing costs from our previous credit agreement in the third quarter of 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The table below shows the scheduled maturity dates of our new term debt outstanding as if it was outstanding on June 30, 2006.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2006	$5,625
2007	11,250
2008	11,250
2009	16,250
2010	86,250
Thereafter	194,375

$325,000

The full amount of the new revolving credit facility may be used for the issuance of letters of credit, of which $107.7 million had been utilized as of July 26, 2006. The revolving credit facility expires in July 2011 and the term loans expire in 2012.
Borrowings under our new revolving credit facility bear interest at varying rates equal to the Eurodollar rate plus 0.75% to 1.50%, or the prime rate plus up to 0.50%, at the our election. The margins on the Eurodollar rate and on the prime rate, which are initially 1.0 and 0.0 respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facility. A commitment fee equal to 0.15% to 0.375% of the unused portion of the revolving credit facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.20% of the unused portion of the revolving credit facility.
Our new senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property, and are also secured by a pledge of the capital stock of our U.S. subsidiaries.
Subject to a number of exceptions, the new senior credit facility contains, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $150 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 13, 2012);

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (subject to a restricted payments basket, for which approximately $120.0 million is available for use as of July 13, 2006);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless it meets financial tests and other requirements;

•	make capital expenditures; or

•	enter into new lines of business.
Our new senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2006, we were in compliance with our previous covenants and the table below shows the required and actual ratios under our new credit facilities calculated as at June 30, 2006.

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.12:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.94:1
Events of default under the senior credit facility include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facility would occur if a change of control occurred. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in Rent-A-Center’s Board of Directors occurs. An event of default would also occur if one or more judgments were entered against us of $20.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.

RENT-A-CENTER, INC. AND SUBSIDIARIES
We utilize our new revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the new revolving credit facility for general corporate purposes. The funds drawn on individual occasions under our previous revolving credit facility have varied in amounts of up to $50.0 million, with total amounts outstanding ranging from $10.0 million up to $88.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of July 26, 2006 except with respect to operating leases, which are as of June 30, 2006:

	Payments due by period
	Total		2006	2007 - 2008	2009 - 2010	Thereafter
	(In thousands)
Contractual Cash Obligations

Senior Credit Facilities (including current portion)	$395,000	(1)	$5,625	$22,500	$102,500	$264,375
7 1/2% Senior Subordinated Notes(2)	390,000		11,250	45,000	333,750	0
Operating Leases	475,581		87,725	255,597	120,066	12,193

Total	$1,260,581		$104,600	$323,097	$556,316	$276,568

(1)	Amount referenced does not include the interest on our new senior credit facilities. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 0.75% to 1.50% or the prime rate plus up to 0.50% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2006 was 5.39%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.
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
The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock (subject to a restricted payments basket for which $120.7 million was available for use as of June 30, 2006); and

•	engage in a merger or sell substantially all of its assets.
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
Real Estate Leases. We lease space for all of our stores and service center locations, as well as our corporate and regional offices under operating leases expiring at various times through 2013. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

RENT-A-CENTER, INC. AND SUBSIDIARIES
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., which provides $50.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2006. Although we believe we will be able to renew our existing agreement or find other financing arrangements, there can be no assurance that we will not need to fund the foregoing guarantee upon the expiration of the existing agreement. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $70.0 million, of which $31.7 million was outstanding as of June 30, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $400.0 million of Rent-A-Center common stock. As of June 30, 2006, we had purchased a total of 14,628,800 shares of Rent-A-Center common stock for an aggregate of $360.8 million under this common stock repurchase program, none of which were repurchased in the second quarter of 2006.
Store Consolidation Plan. We expect the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $9.3 million. The amount of cash used in the store closing plan through the first six months of 2006 was $7.1 million. Therefore, we expect to use approximately $2.2 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores. Please see “Note 8. Store Consolidation Plan” in this report for more information on our store consolidation plan.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2006, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $343.0 million in term loans, $45.0 in revolving credit outstanding at interest rates indexed to the Eurodollar rate, $25.0 million outstanding on our line of credit at interest rates discounted from prime and $4.2 million outstanding on our Intrust line of credit. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at June 30, 2006 was $299.3 million. As of June 30, 2006, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2006, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $377,000 additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.
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
Changes in internal controls. For the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation. The ultimate outcome of our litigation is uncertain and the amount of any loss we may incur, if any, cannot in our judgment be reasonably estimated. Accordingly, other than with respect to anticipated legal fees and expenses for our material litigation discussed below, as well as provisions for losses incurred or expected to be incurred with respect to litigation arising in the ordinary course of business which we do not believe are material, no provision has been made in our consolidated financial statements for any such loss. As of June 30, 2006, we had accrued $2.6 million relating to our outstanding litigation.
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
From June 2003 until May 2005, there was no activity in this case. On May 18, 2005, we filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff opposed our motion to dismiss the case and asked the court to grant it an opportunity to find a substitute class representative in the event the court determined Ms. Colon was no longer adequate. On January 17, 2006, the court issued an order denying our motion to dismiss, but indicated that Ms. Colon was not a suitable class representative and noted that no motion to intervene to add additional class representatives had been filed. On March 14, 2006, plaintiffs’ counsel filed a motion seeking leave to intervene Shaun Kelly as an additional class representative. In response to plaintiffs’ motion, the court ordered the parties to confer regarding a possible mediation and ruled that we could depose Mr. Kelly before filing any objection to his intervention. Plaintiffs’ counsel has not responded to our request to schedule Mr. Kelly’s deposition. If the court ultimately allows Mr. Kelly to intervene and enters a final certification order, we intend to pursue an interlocutory appeal of such certification order.
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
On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against our outside directors as well as the underwriter defendants, but denying our motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most favorable to the plaintiffs and to take the plaintiffs’ allegations as true. On August 18, 2005, we filed a motion to certify the dismissal order for an interlocutory appeal, which was denied on November 14, 2005. Discovery in this matter has now commenced. A hearing on class certification was held on June 22, 2006. No ruling on class certification has been made by the court.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
contracted for, charged and collected, together with treble damages, and an injunction compelling us to cease the alleged violations. Perez also seeks pre-judgment and post-judgment interest, together with attorneys’ fees and costs and disbursements.
Following the filing of her amended complaint, we filed a counterclaim to recover the merchandise retained by Perez after she ceased making rental payments. Perez answered the counterclaim, denying liability and claiming entitlement to the items she rented from us. In August 2003, Perez moved for partial summary judgment and we cross-moved for summary judgment. In January 2004, the trial court held that rent-to-own transactions are not covered by RISA nor subject to the interest rate limit in New Jersey’s criminal usury statute. The court granted our cross-motion, dismissing Perez’s claims under RISA and the CFA. Perez then appealed to the Superior Court of New Jersey, Appellate Division. Oral argument before the Appellate Division occurred in December 2004, and in February 2005 the Appellate Division rejected Perez’s arguments and ruled in our favor on all of her claims. Perez subsequently appealed to the Supreme Court of New Jersey, who heard oral arguments in November 2005.
On March 15, 2006, the Supreme Court of New Jersey reversed the judgment of the trial court and the Appellate Division and remanded the case to the trial court for reinstatement of Perez’s complaint and for further proceedings. In its decision, the Supreme Court held that rent-to-own contracts in New Jersey are “retail installment contracts” under RISA, and that RISA incorporates the 30% interest rate cap in New Jersey’s criminal usury statute. The court rejected our legal arguments and reinstated Perez’s claims under RISA and the CFA. We filed a motion for reconsideration with the Supreme Court of New Jersey, and in response, the court issued an order on July 10, 2006 stating that the March 15, 2006 decision is prospective, except that it applies to plaintiff and, if the trial court certifies a class, to the members of the class.
We intend to vigorously defend ourselves in this matter. No class has been certified by the trial court and no finding of liability or damages has been made by the court against us. In addition, we believe we have valid arguments precluding retroactive application of the court’s decision to members of the putative class and limiting the damages sought by Perez under both RISA and the CFA. We are considering an appeal to the United States Supreme Court. Such an appeal must be filed no later than October 9, 2006.
In light of the Supreme Court of New Jersey’s decision, we have addressed the impact of the decision on our operations in New Jersey and have implemented certain changes to mitigate that impact. We currently operate 43 stores in New Jersey and estimate that we entered into approximately 400,000 rent-to-own contracts in New Jersey from April 23, 1999 until the time we changed our business practices. We estimate the average amount paid on these agreements is approximately $840. Although we intend to vigorously defend ourselves in this matter, we cannot assure you that we will be found to ultimately have no liability. An adverse decision in this matter could have a material and adverse impact on our financial position and cash flow.
State Wage and Hour Class Actions
We are currently subject to various material actions pending against us in the state of California, all of which allege we violated the wage and hour laws of such state.
Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege violations of the wage and hour laws of California regarding overtime, lunch and work breaks, and failure to pay wages due to our California employees. The same law firm as in two recently settled matters in Oregon and Washington is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case, which we view as a favorable development in that proceeding. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. After remand, the plaintiffs filed a motion with the trial court seeking to remove from the case the trial court judge who previously denied their motion for class certification. The trial court denied the motion. In response, plaintiffs’ filed a petition for writ of mandate with the California Court of Appeals requesting

RENT-A-CENTER, INC. AND SUBSIDIARIES
review of the trial court’s decision. The California Court of Appeals heard oral arguments in this matter on August 29, 2005, and ruled against the plaintiffs, denying the requested relief. The case has been returned to the trial court as previously ordered.
On October 30, 2003, the plaintiffs’ counsel in Burdusis and French filed a new non-class lawsuit in Orange County, California entitled Kris Corso, et al. v. Rent-A-Center, Inc. The plaintiffs’ counsel later amended this complaint to add additional plaintiffs, totaling approximately 339 individuals. The claims made are substantially the same as those in Burdusis. On January 16, 2004, we filed a demurrer to the complaint, arguing, among other things, that the plaintiffs in Corso were misjoined. On February 19, 2004, the court granted our demurrer on the misjoinder argument, with leave for the plaintiffs to replead. On March 8, 2004, the plaintiffs filed an amended complaint in Corso, increasing the number of plaintiffs to approximately 400. The claims in the amended complaint are substantially the same as those in Burdusis. We filed a demurrer with respect to the amended complaint on April 12, 2004, which the court granted on May 6, 2004. However, the court allowed the plaintiffs to again replead the action on a representative basis, which they did on May 26, 2004. We subsequently filed a demurrer with respect to the newly repled action, which the court granted on August 12, 2004. The court subsequently stayed the Corso matter pending the outcome of the Burdusis matter. On March 16, 2005, the court lifted the stay and on April 12, 2005, we answered the amended complaint. Discovery is now proceeding. On January 30, 2006, the Corso Court heard a motion to coordinate Corso with the Burdusis and French actions. The Corso court recommended that Corso be coordinated with the other actions before the judge in the Burdusis and French matters. The Judicial Council subsequently ordered the Burdusis, French and Corso cases coordinated before a new judge in the Los Angeles County Superior Court’s complex litigation panel. We subsequently filed a motion to transfer the class certification motion in Burdusis back to the judge in Burdusis, who originally heard the motion, and to stay discovery in all of the coordinated cases. Plaintiffs have moved to amend the Burdusis complaint to add additional causes of actions and allegations, which we intend to oppose. The court has scheduled a status conference on September 25, 2006, and stayed discovery and the remaining motions pending such status conference.
Eric Shafer et al. v. Rent-A-Center, Inc. This matter is a state-wide class action originally filed on May 20, 2002, in the Superior Court of California for Los Angeles County. A similar matter, entitled Victor E. Johnson et al. v. Rent-A-Center, Inc. was filed on February 24, 2004, in the Orange County Superior Court. These actions were coordinated before the Los Angeles County Superior Court on March 7, 2005.
Plaintiffs in these actions allege that we improperly classified our California store managers as exempt from overtime under California wage and hour law and failed to pay them overtime. In addition, they allege that we failed to provide our California store managers with meal and rest periods, failed to pay store managers overtime due when their employment ended, and engaged in unfair business practices. Plaintiffs’ seek to recover back overtime wages and accompanying waiting time penalties, civil penalties under California Labor Code Section 2699, certain injunctive relief and attorneys fees.
On July 15, 2005, plaintiffs filed their motion for class certification. We opposed plaintiffs’ motion. The hearing on plaintiffs’ motion for class certification was held on May 12, 2006. On June 23, 2006, the court granted class certification as to plaintiffs’ claims for back overtime wages and accompanying waiting time penalties, and as to plaintiffs’ unfair business practices claim. The court denied class certification as to plaintiffs’ meal and rest period claims and as to plaintiffs’ claim for civil penalties under California Labor Code Section 2699.
Plaintiffs assert that the class includes all store managers employed by us in California since September 1998, which they estimate to be 700 — 1,000 members. Equivalent hourly rates for annual salaries paid to the class members ranged from approximately $16.83 — $31.25 per hour based on a 40 hour work week. Plaintiffs assert that store managers were required to work approximately 10-20 hours of overtime per week. Overtime wages would be calculated at 1.5 times the hourly rate. In addition, California law provides for a waiting time penalty in the amount of thirty days’ compensation when all compensation due to an employee is not paid upon separation.
The court’s class certification ruling is procedural only and does not address the merits of plaintiffs’ claims. We believe that class certification was improper and intend to continue to oppose class action treatment of these claims. In addition, we believe our store managers are properly classified as exempt from overtime and we intend to vigorously oppose each of plaintiffs’ claims.
We believe the claims asserted in Burdusis, French, Corso and Shafer/Johnson are without merit and we intend to vigorously oppose each of these cases. We cannot assure you, however, that we will be found to have no liability in these matters. As of June 30, 2006, we operated 149 stores in California.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Kevin Rose, et al. v. Rent-A-Center, Inc. et al. This matter previously pending in Clark County, Washington was filed on June 26, 2001, and alleged similar violations of the wage and hour laws of Washington as those in Burdusis. In November 2005, we reached an agreement in principle to settle for $1.25 million all of the pending lawsuits and related matters bought by the plaintiffs’ counsel in Washington on an agreed state-wide class basis. The final approval hearing before the court occurred on April 21, 2006, and the court approved the settlement and dismissed the case with prejudice. We funded the settlement in full during May 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
As part of our growth strategy, we intend to increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We increased our store base by 241 stores in 2003, and 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. As of June 30, 2006, our store base has decreased another 11 stores during 2006. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
Our continued growth also depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 3.0% for 2003 and decreased by 3.6% and 2.3% in 2004 and 2005, respectively. For the six months ended June 30, 2006, our same store sales increased by 1.4% compared to the six months ended June 30, 2005. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Under our new senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of July 26, 2006, we will be required to make principal payments under our new senior credit facilities of $5.6 million in 2006, $11.3 million in 2007, $11.3 million in 2008, $16.3 million in 2009 and $280.6 million after 2009. These payments reduce our cash flow.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Our financial services business is subject to federal statutes and regulations such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, and similar state laws. In addition, thirty-four states and the District of Columbia provide safe harbor regulations for short term consumer lending, and two additional states permit short term consumer lending by licensed dealers. Safe harbor regulations typically set maximum fees, size and length of the loans. Congress and/or the various legislatures in the states where we currently intend to offer financial services products may adopt new legislation or amend existing legislation with respect to our financial services business that could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on May 19, 2006. At the meeting, our stockholders voted on two matters:
(1) election of two Class III Directors, and (2) approval of the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan.
The individuals named below were re-elected to a three-year term as Class III Directors:

Nominee	Votes For	Votes Withheld
J.V. Lentell	64,570,356	1,963,539
Michael J. Gade	66,009,171	524,724
The following directors’ terms of office as a director continued after the Annual Meeting of Stockholders:
Mark E. Speese
Mitchell E. Fadel
Richard K. Armey
Laurence M. Berg
Mary Elizabeth Burton
Peter P. Copses
The Rent-A-Center, Inc. 2006 Long-Term Incentive Plan was approved and adopted with voting on the proposal as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
45,150,160	17,096,035	122,166	4,165,534
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
Robert D. Davis
Senior Vice President-Finance, Chief Financial Officer and Treasurer

Date: July 31, 2006

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.3	Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.4	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.5	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.6	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.7	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.8	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.9	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10*	Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee.

4.11	Form of 2003 Exchange Note (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Fifth Amended and Restated Stockholders Agreement, dated as of August 13, 2004, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Mark E. Speese, Rent-A-Center, Inc., and certain other persons (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-3/A filed on September 21, 2004.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description
10.4	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.5	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.6	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.7	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.8	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.9	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.10+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Named Executive Officer Compensation (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K dated December 21, 2005.)

10.14+	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.16+	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.17+*	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan

10.18+*	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan

10.19	Second Amended and Restated Credit Agreement, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.