Form 10-Q
period 2006-09-30
RENT A CENTER INC DE
filed 2006-11-03
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006:

Class	Outstanding
Common stock, $.01 par value per share	70,050,783

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Earnings for the three months ended September 30, 2006 and 2005	1

Consolidated Statements of Earnings for the nine months ended September 30, 2006 and 2005	2

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	35

Item 6. Exhibits	38

SIGNATURES
Seventh Supplemental Indenture
Third Amendment to Amended and Restated Franchisee Financing Agreement
Form of Executive Transition Agreement
Employment Agreement
Non-Qualified Stock Option Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,
	2006	2005
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$532,260	$516,433
Merchandise sales	36,343	39,212
Installment sales	6,798	6,372
Other	3,723	2,938
Franchise
Merchandise sales	6,779	7,245
Royalty income and fees	1,281	1,307

	587,184	573,507

Operating expenses
Direct store expenses
Cost of rentals and fees	117,018	112,174
Cost of merchandise sold	28,422	30,314
Cost of installment sales	2,856	2,556
Salaries and other expenses	340,379	350,389
Franchise cost of merchandise sold	6,523	6,964

	495,198	502,397

General and administrative expenses	23,806	21,176
Amortization of intangibles	1,009	5,926
Litigation settlement	15,300	—
Restructuring charge	—	13,028

Total operating expenses	535,313	542,527

Operating profit	51,871	30,980

Finance charges from refinancing	2,165	—
Interest income	(1,335)	(1,331)
Interest expense	13,322	11,802

Earnings before income taxes	37,719	20,509

Income tax expense	12,478	9,232

NET EARNINGS	$25,241	$11,277

Basic earnings per common share	$0.36	$0.15

Diluted earnings per common share	$0.36	$0.15

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine months ended September 30,
	2006	2005
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,579,719	$1,561,694
Merchandise sales	138,934	139,480
Installment sales	18,377	19,574
Other	10,263	5,013
Franchise
Merchandise sales	26,752	26,032
Royalty income and fees	3,737	4,101

	1,777,782	1,755,894

Operating expenses
Direct store expenses
Cost of rentals and fees	344,518	338,710
Cost of merchandise sold	100,955	100,606
Cost of installment sales	7,677	8,169
Salaries and other expenses	1,012,263	1,017,369
Franchise cost of merchandise sold	25,659	24,993

	1,491,072	1,489,847

General and administrative expenses	66,017	60,681
Amortization of intangibles	2,845	10,378
Litigation settlement/(reversion)	15,300	(8,000)
Restructuring charge	—	13,028

Total operating expenses	1,575,234	1,565,934

Operating profit	202,548	189,960

Finance charges from refinancing	2,165	—
Interest income	(4,194)	(4,084)
Interest expense	39,646	33,456

Earnings before income taxes	164,931	160,588

Income tax expense	59,519	59,900

NET EARNINGS	$105,412	$100,688

Basic earnings per common share	$1.52	$1.36

Diluted earnings per common share	$1.49	$1.34

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
(In thousands, except share data)	Unaudited
ASSETS
Cash and cash equivalents	$53,706	$57,627
Accounts receivable, net	21,332	20,403
Prepaid expenses and other assets	47,303	38,524
Rental merchandise, net
On rent	638,091	588,978
Held for rent	195,086	161,702
Merchandise held for installment sale	1,928	2,200
Property assets, net	158,520	149,904
Goodwill, net	945,278	925,960
Intangible assets, net	3,481	3,366

	$2,064,725	$1,948,664

LIABILITIES
Accounts payable — trade	$116,091	$88,147
Accrued liabilities	215,764	191,831
Deferred income taxes	126,822	121,204
Senior debt	358,468	424,050
Subordinated notes payable	300,000	300,000

	1,117,145	1,125,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 103,917,097 and 102,988,126 shares issued in 2006 and 2005, respectively	1,039	1,030
Additional paid-in capital	653,833	630,308
Retained earnings	1,006,798	901,493
Treasury stock, 34,003,899 and 33,801,099 shares at cost in 2006 and 2005, respectively	(714,090)	(709,399)

	947,580	823,432

	$2,064,725	$1,948,664

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$105,412	$100,688
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	336,937	332,965
Depreciation of property assets	40,479	40,018
Amortization of intangibles	2,845	14,909
Amortization of financing fees	1,176	1,202
Tax benefit related to stock option exercises	(3,284)	—
Deferred income taxes	5,618	(40,469)
Finance charges from refinancing	2,165	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise, net	(409,308)	(317,057)
Accounts receivable, net	(929)	(3,388)
Prepaid expenses and other assets	(10,162)	26,834
Accounts payable – trade	27,944	6,149
Accrued liabilities	32,449	(18,180)

Net cash provided by operating activities	131,342	143,671

Cash flows from investing activities
Purchase of property assets	(50,961)	(40,974)
Proceeds from sale of property assets	2,281	3,504
Acquisitions of businesses, net of cash acquired	(34,504)	(35,645)

Net cash used in investing activities	(83,184)	(73,115)

Cash flows from financing activities

Purchase of treasury stock	(4,691)	(83,954)
Exercise of stock options	14,911	8,988
Tax benefit related to stock option exercises	3,284	—
Proceeds from debt	612,220	139,300
Repayments of debt	(677,803)	(140,925)

Net cash used in financing activities	(52,079)	(76,591)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,921)	(6,035)
Cash and cash equivalents at beginning of period	57,627	58,825

Cash and cash equivalents at end of period	$53,706	$52,790

Supplemental cash flow information
Cash paid during the period for:
Interest	$28,171	$26,640
Income taxes	$52,336	$81,208
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2006. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2006, we operated 2,751 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

As of September 30, 2006, we offer an array of financial services in 101 of our existing rent-to-own stores in 12 states under the name “Cash AdvantEdge.” The financial services offered include, but are not limited to, short term secured and unsecured loans, bill paying, debit cards, check cashing and money transfer services.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2006, ColorTyme had 279 franchised stores operating in 38 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in quantifying financial misstatements.

The methods most commonly used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method can result in the accumulation of errors on the balance sheet that may not have been material to an individual income statement but may lead to misstatement of one or more balance sheet accounts. The iron curtain method quantifies a misstatement based on the amount of the error in the balance sheet at the end of the current year. This method can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We currently use the rollover method for quantifying financial statement misstatements.

The method established by SAB 108 to quantify misstatements is the “dual approach,” which requires quantification of financial statement misstatements under both the rollover and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES
We will initially apply SAB 108 for the fiscal year ending December 31, 2006. We are currently evaluating the requirements under SAB 108 and the effect, if any, that the adoption of SAB 108 will have on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

We adopted SFAS 123R on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the nine months ended September 30, 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $3.4 million related to stock options and restricted stock units granted, and for the nine months ended September 30, 2005 we reported a pro forma expense of approximately $7.3 million under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For the three months ended September 30, 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $1.0 million related to stock options and restricted stock units granted, and for the three months ended September 30, 2005 we reported a pro forma expense of approximately $2.8 million under SFAS 123.

The Rent-A-Center Amended and Restated Long-Term Incentive Plan (the “Prior Plan”) terminated on May 19, 2006, upon approval by our stockholders of the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”) as discussed below under the heading “Stock Based Compensation.” No additional grants will be made under the Prior Plan. Prior to January 2006, we accounted for the Prior Plan under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under the Prior Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, net earnings and earnings per share for the nine and three months ended September 30, 2005 would have decreased as illustrated by the following table:

RENT-A-CENTER, INC. AND SUBSIDIARIES

Nine months ended September 30, 2005
(In thousands, except per share data)
Net earnings
As reported	$100,688
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	7,263

Pro forma	$93,425

Basic earnings per common share
As reported	$1.36
Pro forma	$1.26

Diluted earnings per common share
As reported	$1.34
Pro forma	$1.24

Three months ended September 30, 2005
(In thousands, except per share data)
Net earnings
As reported	$11,277
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related taxes	2,844

Pro forma	$8,433

Basic earnings per common share
As reported	$0.15
Pro forma	$0.12

Diluted earnings per common share
As reported	$0.15
Pro forma	$0.11
Results for prior periods have not been restated and do not reflect the recognition of any stock-based compensation.

Stock Based Compensation. On March 24, 2006, upon the recommendation of the Compensation Committee, the Board of Directors of Rent-A-Center, Inc. adopted, subject to stockholder approval, the 2006 Plan and directed that it be submitted for the approval of the stockholders. On May 19, 2006, the stockholders approved the 2006 Plan. The 2006 Plan authorizes the issuance of 7,000,000 shares of our common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At September 30, 2006, there were 245,750 shares allocated to equity awards outstanding in the 2006 Plan.

Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Prior Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors were immediately exercisable. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At September 30, 2006, there were 4,068,610 shares allocated to equity awards outstanding. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan. No additional grants will be made under the Prior Plan. The following information is for the 2006 Plan and the Prior Plan combined because the characteristics of the awards are similar.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The fair value of unvested options that we expect to result in a compensation expense was approximately $10.8 million with a weighted average number of years to vesting of 2.51 years at September 30, 2006 as compared to $18.5 million and a weighted average number of years to vesting of 2.20 years at December 31, 2005.

The total number of unvested options was 1,433,387 and 1,612,472, with an intrinsic value of $7.8 million and $441,000 at September 30, 2006 and December 31, 2005, respectively. The intrinsic value of exercised options was $9.0 million at September 30, 2006 and $7.5 million at December 31, 2005.

The weighted average fair value of unvested options at September 30, 2006 was $7.51 as compared to $11.47 at December 31, 2005. The weighted average fair value of options vested during the three months ended September 30, 2006 was $11.44 and the weighted average fair value of options forfeited during the three months ended September 30, 2006 was $8.80.

The table below summarizes the transactions for the period ended September 30, 2006.

	Equity	Weighted	Weighted Average
	Awards	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
Balance at December 31, 2004	5,231,538	$17.62
Granted	1,001,000	$23.80
Exercised	(690,608)	$13.78
Forfeited	(522,953)	$24.13

Balance at December 31, 2005	5,018,977	$18.70	6.67 years
Granted	769,340	$22.93
Exercised	(932,752)	$15.93
Forfeited	(541,205)	$24.11

Balance outstanding at September 30, 2006	4,314,360	$19.38	6.58 years

Exercisable at September 30, 2006	2,880,973	$17.08	5.62 years
During the nine months ended September 30, 2006, the weighted average fair values of the options granted under the Plans were calculated using the following assumptions:

Employee options:
Average risk free interest rate	4.36% – 4.41%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%

Employee stock options granted	705,610
Weighted average grant date fair value	$5.31

Non-employee director options:
Average risk free interest rate	4.36% – 4.41%
Expected dividend yield	—
Expected life	6.00 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%

Non-employee director stock options granted	34,000
Weighted average grant date fair value	$9.73
For all options granted prior to April 1, 2004, the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.2%, risk-free interest rate of 2.9%, expected lives of four years, and no dividend yield. For options granted on or after April 1, 2004, the fair value was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 46.1%, a risk-free interest rate of 3.6%, no dividend yield and an expected life of four years. For options granted in 2005, the fair value was estimated at the date of grant using the binomial method pricing

RENT-A-CENTER, INC. AND SUBSIDIARIES
model with the following weighted average assumptions: expected volatility of 42.1%, a risk-free interest rate of 3.9%, no dividend yield and an expected life of four years.

Tax benefits from stock option exercises of $3.3 million for the nine months ended September 30, 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. For the nine months ended September 30, 2005, the tax benefits from stock option exercises of $2.0 million were included as a cash inflow to cash provided by operating activities.

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

2.	Reconciliation of Merchandise Inventory.

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
	(In thousands)
Beginning merchandise value	$752,880	$760,422
Inventory additions through acquisitions	9,854	8,554
Purchases	580,039	486,209
Depreciation of rental merchandise	(336,937)	(332,965)
Cost of goods sold	(108,632)	(108,775)
Skips and stolens	(42,495)	(44,956)
Other inventory deletions(1)	(19,604)	(15,421)

Ending merchandise value	$835,105	$753,068

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005
	(In thousands)
Beginning merchandise value	$814,161	$773,903
Inventory additions through acquisitions	2,770	5,722
Purchases	187,053	141,224
Depreciation of rental merchandise	(114,395)	(110,126)
Cost of goods sold	(31,278)	(32,870)
Skips and stolens	(16,326)	(16,373)
Other inventory deletions(1)	(6,880)	(8,412)

Ending merchandise value	$835,105	$753,068

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs. 2005 inventory deletions also include $3.6 million in write-offs associated with Hurricanes Katrina and Rita.

RENT-A-CENTER, INC. AND SUBSIDIARIES
3.	Intangibles.

Amortization of intangibles consists primarily of the amortization of customer relationships and non-compete agreements.

Intangibles consist of the following (in thousands):

		September 30, 2006		December 31, 2005
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$3,000	$3,000	$2,850
Non-compete agreements	3	6,313	5,314	6,040	4,423
Customer relationships	1.5	35,639	33,157	32,934	31,335

Total		44,952	41,471	41,974	38,608
Intangible assets not subject to amortization
Goodwill		1,044,430	99,152	1,025,112	99,152

Total intangibles		$1,089,382	$140,623	$1,067,086	$137,760

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2006	$1,515
2007	1,834
2008	108
2009	24

Total	$3,481

Changes in the net carrying amount of goodwill are as follows:

	At September 30, 2006	At December 31, 2005
	(In thousands)
Balance as of January 1,	$925,960	$913,415
Additions from acquisitions	21,375	25,947
Goodwill write-off	—	(8,198	) (1)
Post purchase price allocation adjustments	(2,057)	(5,204	) (2)

Balance as of the end of the period	$945,278	$925,960

(1)	Goodwill write-off of approximately $4.5 million was included in the restructuring charges relating to our store consolidation plan and $3.7 million relating to Hurricane Katrina was included in amortization expense.

(2)	The post purchase price allocation adjustments in 2005 of approximately $5.2 million are primarily attributable to the tax benefit associated with certain items recorded as goodwill that were deductible for tax purposes.

RENT-A-CENTER, INC. AND SUBSIDIARIES
4.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

	Nine months ended September 30, 2006
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$105,412	69,536	$1.52
Effect of dilutive stock options		1,045

Diluted earnings per common share	$105,412	70,581	$1.49

	Nine months ended September 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$100,688	74,044	$1.36
Effect of dilutive stock options		1,218

Diluted earnings per common share	$100,688	75,262	$1.34

	Three months ended September 30, 2006
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$25,241	69,808	$0.36
Effect of dilutive stock options		1,045

Diluted earnings per common share	$25,241	70,853	$0.36

	Three months ended September 30, 2005
	Net earnings	Shares	Per share
Basic earnings per common share	$11,277	72,826	$0.15
Effect of dilutive stock options		887

Diluted earnings per common share	$11,277	73,713	$0.15

For the nine months ended September 30, 2006 and 2005, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 1,701,640 and 1,843,383, respectively.

For the three months ended September 30, 2006 and 2005, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 1,417,723 and 2,416,436, respectively.

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

The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or its subsidiaries;

•	grant liens to third parties;

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	pay dividends or repurchase stock (subject to a restricted payments basket for which $150.5 million was available for use as of September 30, 2006); and

•	engage in a merger or sell substantially all of its assets.
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

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $400.0 million of Rent-A-Center common stock. As of September 30, 2006, we had purchased a total of 14,628,800 shares of Rent-A-Center common stock for an aggregate of $360.8 million under this common stock repurchase program. No repurchases were made in the third quarter of 2006.

7.	Guarantees.

ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $31.4 million was outstanding as of September 30, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Other guarantees. We also provide assurance to our insurance providers that if they are not able to draw funds from us for claims paid, they have the ability to draw against our letters of credit. Generally, our letters of credit are renewed automatically every year unless we notify the institution not to renew. At September 30, 2006, we had $107.0 million in outstanding letters of credit under our senior credit facilities, all of which is supported by our $400.0 million revolving facility.

8.	Store Consolidation Plan.

On September 6, 2005, we announced our plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores

RENT-A-CENTER, INC. AND SUBSIDIARIES
included 114 stores that we intended to close and merge with our existing stores and up to 48 additional stores that we intended to sell, merge with a potential acquisition or close by December 31, 2005. As of September 30, 2005, we had merged 100 of the 114 stores identified to be merged with existing locations. Since September 30, 2005, we had closed and merged all of the 114 stores identified and sold 37 and closed and merged one of the additional 48 stores on the plan. We intend to keep open the 10 remaining stores.

We estimated that we would incur restructuring expenses in the range of $12.1 million to $25.1 million, to be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. The following table presents the original range of estimated charges, the total store consolidation plan charges recorded through September 30, 2006, and the estimated range of remaining charges to be recorded in the fiscal year ending December 31, 2006:

		Expense
		recognized through	Estimated remaining
	Closing Plan Estimate	September 30, 2006	charges for 2006
	(In thousands)
Lease obligations	$8,661 – $13,047	$9,679	$—
Fixed asset disposals	2,630 – 4,211	3,379	—
Net proceeds from stores sold	—	(3,000)	—
Other costs (1)	830 – 7,875	4,822	—

Total	$12,121 – $25,133	$14,880	$—

The following table shows the changes in the accrual balance from December 31, 2005 to September 30, 2006, relating to our store consolidation plan.

	December 31,	Charges to		September 30,
	2005 Balance	Expense	Cash Payments	2006 Balance
	(In thousands)
Lease obligations	$5,364	$—	$(3,538)	$1,826
Other costs (1)	91	—	(91)	—

Total	$5,455	$—	$(3,629)	$1,826

(1)	Goodwill write-off charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.
We expect the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $9.3 million. The total amount of cash used in the store consolidation plan through September 30, 2006 was approximately $7.5 million. Therefore, we expect to use approximately $1.8 million cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.

9.	Senior Credit Facilities

On July 13, 2006, we announced the completion of the refinancing of our senior secured debt. Our $725.0 million senior credit facilities consisted of a $200.0 million five-year term loan, a $125.0 million six-year term loan and a $400.0 million five-year revolving credit facility. On that day, we drew down the $325.0 million in term loans and $88.0 million of the revolving facility and utilized the proceeds to repay our existing senior term debt. In connection with the refinancing, we recorded a $2.2 million non-cash charge to expense the remaining unamortized balance of financing costs from our previous credit agreement in the third quarter of 2006.

On November 2, 2006, we announced that we had completed the documentation related to the refinancing of our current senior debt. Our new $1,322.5 million senior credit facility consists of $922.5 million in term loans and a $400 million revolving credit facility. We intend to utilize the proceeds of the new senior debt to repay our existing senior debt, finance the proposed acquisition of Rent-Way, Inc., and for general corporate purposes. The funding of our new senior credit facility is contingent upon the closing of the pending acquisition of Rent-Way and customary closing conditions for financings of this nature. We anticipate closing the refinancing concurrently with the closing of the acquisition of Rent-Way. In connection with the closing of the refinancing, we will record a charge in the fourth quarter of approximately $2.7 million relating to capitalized costs incurred in connection with our existing senior credit facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES
10.	Acquisition

On August 7, 2006, we announced that we entered into a definitive agreement to acquire Rent-Way, Inc., a rent-to-own operator, for $10.65 in cash per share of Rent-Way common stock. Rent-Way operates 782 stores in 34 states. The agreement also provides that each holder of options of Rent-Way will receive an amount equal to the difference between $10.65 and the exercise price of the option. We intend to fund the acquisition with the proceeds of our new $1,322.5 million senior credit facility. The acquisition, which is expected to be completed in the fourth quarter of 2006, is conditioned upon customary closing conditions for a transaction of this nature, including the approval of Rent-Way’s shareholders. On September 14, 2006, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the acquisition expired on September 13, 2006. On October 12, 2006, Rent-Way, Inc. filed a definitive proxy statement with respect to a special meeting of shareholders to be held on November 14, 2006 at which such shareholders will consider and vote upon the adoption of the merger agreement.

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
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to enhance the performance of these acquired stores, including the Rent-Way stores to be acquired;

•	our ability to control store level costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	the results of our litigation;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in estimates relating to self-insurance liabilities and income tax reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in our debt ratings;

•	the negotiation of and entry into definitive settlement documentation with respect to the prospective settlements;

•	one or more parties filing an objection to the prospective settlements;

•	the refusal by the courts to approve the prospective settlements or the requirement of changes to the prospective settlements that are unacceptable to us or the plaintiffs;

•	the satisfaction of the closing conditions under the new senior credit facilities;

•	the approval of the proposed merger with Rent-Way, Inc. by the shareholders of Rent-Way;

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	the ability of the parties to close the Rent-Way acquisition in the time period currently anticipated;

•	our ability to successfully integrate the Rent-Way stores into our operating systems;

•	our ability to realize the cost savings anticipated in connection with the Rent-Way acquisition; and

•	the other risks detailed from time to time in our SEC reports.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest rent-to-own operator in the United States with an approximate 33% market share based on store count. At September 30, 2006, we operated 2,751 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores located in Wisconsin and operated by our subsidiary Get It Now, LLC under the name “Get It Now” and seven stores located in Canada and operated by our subsidiary Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2006, ColorTyme had 279 franchised stores in 38 states.
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
Furthermore, we are evaluating other growth strategies, including offering additional products and services designed to appeal to our customer demographic, both through our new and existing rent-to-own stores as well as the entry into additional lines of business. In 2005, we began offering an array of financial services in addition to traditional rent-to-own products in some of our existing rent-to-own stores. These financial services include, but are not limited to, short term secured and unsecured loans, bill paying, debit cards, check cashing and money transfer services. We believe that traditional financial

RENT-A-CENTER, INC. AND SUBSIDIARIES
services providers ineffectively market to our customer base and that an opportunity exists for us to leverage our knowledge of this demographic, as well as our operational infrastructure, into a complementary line of business offering financial services designed to appeal to our customer demographic. As of September 30, 2006, 101 locations in 12 states were offering some or all of these financial services. We intend to offer these financial services in approximately 145 to 155 Rent-A-Center store locations by the end of 2006. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial services, or that such operations, should they be added, will prove to be profitable.
Recent Developments
Acquisition of Rent-Way, Inc. On September 14, 2006, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the previously announced acquisition of Rent-Way, Inc. expired on September 13, 2006. On October 12, 2006, Rent-Way, Inc. filed a definitive proxy statement with respect to a special meeting of shareholders to be held on November 14, 2006 at which such shareholders will consider and vote upon the adoption of the merger agreement. On November 2, 2006, we announced that we had completed the documentation related to the refinancing of our current senior debt. Our new $1,322.5 million senior credit facility consists of $922.5 million in term loans and a $400 million revolving credit facility. We intend to utilize the proceeds of the new senior debt to repay our existing senior debt, finance the proposed acquisition of Rent-Way, Inc., and for general corporate purposes. The funding of our new senior credit facility is contingent upon the closing of the pending acquisition of Rent-Way and customary closing conditions for financings of this nature. We anticipate closing the refinancing concurrently with the closing of the acquisition of Rent-Way. In connection with the closing of the refinancing, we will record a charge in the fourth quarter of approximately $2.7 million relating to capitalized costs incurred in connection with our existing senior credit facility.
California Attorney General Inquiry. On October 30, 2006, we announced that we had reached a prospective settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms contemplated, we expect to create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers (1) who entered into rental-purchase agreements and acquired ownership of property under those rental-purchase agreements between November 1, 2004 and the date of approval of the settlement, (2) who entered into rental-purchase agreements after November 1, 2004 that are still ongoing after the date of approval of the settlement, or (3) who purchased new memberships in the Rent-A-Center Preferred Customer Club between November 1, 2004 and the date of the approval of the settlement. In addition, we expect to agree to a civil penalty in the amount of $750,000. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.4 million in the third quarter of 2006. The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. Please refer to “Legal Proceedings” later in this report.
Store Growth. As of November 1, 2006, we have acquired accounts from two stores and opened two new stores during the fourth quarter of 2006. We merged one store with an existing location. Additionally, as of November 1, 2006, we have added financial services to 24 additional existing rent-to-own locations during the fourth quarter of 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers’ compensation, general liability and auto liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.
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
As of September 30, 2006, the net amount accrued for losses within our self-insured retentions was $102.0 million, as compared to $97.8 million at September 30, 2005. The increase in the net amount accrued for the 2006 period is a result of an estimate for new claims expected for the current policy period, which incorporates increases in health care costs, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred. During the second quarter of 2006, we refined the process in which we determine the net amount accrued for losses within our self-insured retentions based on our actual loss experience. Prior to the quarter ended June 30, 2006, we used only general industry loss development factors in developing our estimate. Beginning with the quarter ended June 30, 2006, we also use company specific development factors developed by independent actuaries and based on our loss experience to determine our reserves.
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
Each quarter, we make estimates of our probable liabilities, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. As of September 30, 2006, we had accrued $17.5 million relating to our outstanding litigation, of which approximately $5.0 million is related to the prospective settlement of the Burdusis/French/Corso matters, $10.4 million is related to the prospective settlement of the California Attorney General inquiry, and an additional $2.1 million for anticipated legal fees and expenses with respect to our other material litigation (discussed in “Legal Proceedings” later in this report) as well as provisions for losses incurred or expected to be incurred with respect to litigation arising in the ordinary course of business which we do not believe are material, as compared to $2.3 million for the quarter ended September 30, 2005.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The ultimate outcome of our litigation is uncertain, and the amount of loss we may incur, if any, cannot in our judgment be reasonably estimated. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation, could affect our assumptions and thus, our accrual.
Income Tax Reserves. We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax reserves each quarter based on the information available to us, and establishing reserves in accordance with the criteria for accrual under SFAS No. 5. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions. We consult with external tax advisers in researching our conclusions. At September 30, 2006, we had accrued $5.6 million relating to our contingent liabilities for income taxes, as compared to $9.8 million at September 30, 2005. The decrease in the amount accrued at September 30, 2006 primarily relates to 2005 adjustments made for the reversal of a $3.3 million state tax reserve in connection with a change in estimate as well as a $2.0 million tax audit reserve credit associated with the favorable resolution of our 1998 and 1999 federal tax returns, offset slightly by our normal tax accruals.
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
Results of Operations
Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
Store Revenue. Total store revenue increased by $21.5 million, or 1.2%, to $1,747.3 million for the nine months ended September 30, 2006 as compared to $1,725.8 million for the nine months ended September 30, 2005. The increase in total store revenue is primarily attributable to an increase in same store revenues of $29.3 million offset by revenue lost from the stores that were closed or sold during the twelve month period ended September 30, 2006.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire nine month periods ended September 30, 2006 and 2005, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $29.3 million, or 2.1%, to $1,406.0 million for the nine months ended September 30, 2006 as compared to $1,376.7 million in 2005. This increase in same store revenues was primarily attributable to our change in promotional activities and an increase in the number of units on rent during the first nine months of 2006 as compared to 2005.
Franchise Revenue. Total franchise revenue increased by $356,000, or 1.2%, to $30.5 million for the nine months ended September 30, 2006 as compared to $30.1 million in 2005. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first nine months of 2006 as compared to the first nine months of 2005.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Cost of rentals and fees for the nine months ended September 30, 2006 increased by $5.8 million, or 1.7%, to $344.5 million as compared to $338.7 million in 2005. This increase is a result of an increase in rental revenue for the first nine months of 2006 compared to the first nine months of 2005. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue was 21.8% for the nine months ended September 30, 2006 as compared to 21.7% for the nine months ended September 30, 2005.
Cost of Merchandise Sold. Cost of merchandise sold increased by $349,000, or .3%, to $100.9 million for the nine months ended September 30, 2006 as compared to $100.6 million in 2005. This slight increase was primarily a result of an increase in the number of items sold during the first nine months of 2006 as compared to the first nine months of 2005. The gross margin percent of merchandise sales decreased slightly to 27.3% in 2006 from 27.9% in 2005. This decrease is attributable to a decrease in the average selling price of merchandise sold during the first nine months of 2006 as compared to 2005.
Salaries and Other Expenses. Salaries and other expenses decreased by $5.1 million, or .5%, to $1,012.3 million for the nine months ended September 30, 2006 as compared to $1,017.4 million in 2005. The decrease was primarily the result of a decrease in salaries and wages and occupancy costs. For the nine months ended September 30, 2006, there were 109 less stores, on a weighted average basis, operating during the period as compared to 2005. Salaries and other expenses expressed as a percentage of total store revenue decreased to 57.9% for the nine months ended September 30, 2006 from 59.0% in 2005.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $666,000, or 2.7%, to $25.7 million for the nine months ended September 30, 2006 as compared to $25.0 million in 2005. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first nine months of 2006 as compared to the first nine months of 2005.
General and Administrative Expenses. General and administrative expenses increased by $5.3 million, or 8.8%, to $66.0 million for the nine months ended September 30, 2006, as compared to $60.7 million for the first nine months of 2005.

RENT-A-CENTER, INC. AND SUBSIDIARIES
General and administrative expenses expressed as a percentage of total revenue increased slightly to 3.7% for the nine months ended September 30, 2006 as compared to 3.5% for the nine months ended September 30, 2005. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores and the anticipated growth in our store base as a result of the Rent-Way acquisition.
Amortization of Intangibles. Amortization of intangibles decreased by $7.5 million, or 72.6%, to $2.8 million for the nine months ended September 30, 2006 as compared to $10.4 million in 2005. This decrease was primarily attributable to the completed customer relationship amortization associated with previous acquisitions, such as the acquisitions of Rainbow Rentals, Inc. and Rent-Rite, Inc. in 2004.
Operating Profit. Operating profit increased by $12.5 million, or 6.6%, to $202.5 million for the nine months ended September 30, 2006 as compared to $190.0 million in 2005. Excluding the pre-tax litigation settlement charges recorded in the third quarter of 2006 of $15.3 million, the pre-tax litigation reversion credit of $8.0 million recorded in the first quarter of 2005 and the pre-tax restructuring charge of $13.0 million recorded in the third quarter of 2005, operating profit increased by $22.8 million, or 11.7%, to $217.8 million for the nine months ended September 30, 2006 as compared to $195.0 million in 2005. Operating profit as a percentage of total revenue increased to 12.3% for the nine months ended September 30, 2006 before the pre-tax litigation settlement charges in 2006, from 11.1% before the pre-tax litigation reversion credit and restructuring charge in the first nine months of 2005. These increases were primarily attributable to the increase in same store sales and the decrease in salaries and other expenses during the first nine months of 2006 versus 2005 as discussed above.
Interest expense. Interest expense increased by $6.2 million, or 18.5%, to $39.6 million for the nine months ended September 30, 2006 as compared to $33.4 million in 2005. This increase was primarily attributable to increased borrowings under our revolving credit facility during the first nine months of 2006 as compared to the first nine months of 2005, as well as an increase in our weighted average interest rate to 7.66% during the first nine months of 2006 as compared to 6.72% during the first nine months of 2005.
Net Earnings. Net earnings increased by $4.7 million, or 4.7%, to $105.4 million for the nine months ended September 30, 2006 as compared to $100.7 million in 2005. Excluding the pre-tax litigation settlement charges of $15.3 million and the pre-tax refinance charge of $2.2 million recorded in the third quarter of 2006, as well as the pre-tax litigation reversion credit of $8.0 million recorded in the first quarter of 2005, a pre-tax restructuring charge of $13.0 million recorded in the third quarter of 2005 and a $2.0 million tax audit reserve credit recorded in the second quarter of 2005, net earnings increased by $14.2 million, or 13.8%, to $116.6 million for the nine months ended September 30, 2006 as compared to $102.4 million in 2005. This increase was primarily attributable to the increase in same store sales and the decrease in salaries and other expenses during the first nine months of 2006 versus 2005 as discussed above.
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
Store Revenue. Total store revenue increased by $14.2 million, or 2.5%, to $579.1 million for the three months ended September 30, 2006 as compared to $564.9 million for the three months ended September 30, 2005. The increase in total store revenue is primarily attributable to an increase in same store revenues of $17.1 million offset by revenue lost from the stores that were closed or sold during the twelve month period ended September 30, 2006.
Same store revenues represent those revenues earned in stores that were operated by us for each of the entire three month periods ended September 30, 2006 and 2005, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $17.1 million, or 3.6%, to $490.3 million for the three months ended September 30, 2006 as compared to $473.2 million in 2005. This increase in same store revenues was primarily attributable to our change in promotional activities and an increase in the number of units on rent during the quarter ended September 30, 2006 as compared to 2005.
Franchise Revenue. Total franchise revenue decreased by $492,000, or 5.8%, to $8.1 million for the three months ended September 30, 2006 as compared to $8.6 million in 2005. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of eight less franchised locations operating at September 30, 2006 as compared to September 30, 2005.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs, which began in 2004. Cost of rentals and fees increased by approximately $4.8 million, or

RENT-A-CENTER, INC. AND SUBSIDIARIES
4.3%, to $117.0 million for the three months ended September 30, 2006 as compared to $112.2 million in 2005. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.0% for the quarter ended September 30, 2006 as compared to 21.7% for the same period in 2005.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $1.9 million, or 6.2%, to $28.4 million for the three months ended September 30, 2006 as compared to $30.3 million in 2005. This decrease was primarily a result of a decrease in the number of items sold during the third quarter of 2006 as compared to the third quarter of 2005. The gross margin percent of merchandise sales decreased to 21.8% in 2006 from 22.7% in 2005. This decrease was primarily attributable to a decrease in the average selling price of merchandise sold during the third quarter of 2006 as compared to the third quarter of 2005.
Salaries and Other Expenses. Salaries and other expenses decreased by $10.0 million, or 2.9%, to $340.4 million for the three months ended September 30, 2006 as compared to $350.4 million in 2005. Salaries and other expenses expressed as a percentage of total store revenue decreased to 58.8% for the three months ended September 30, 2006 from 62.0% in 2005. The decrease was primarily the result of a decrease in salaries and wages and occupancy costs. For the three months ended September 30, 2006, there were 126 less stores, on a weighted average basis, operating during the period as compared to 2005.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $441,000, or 6.3%, to $6.5 million for the three months ended September 30, 2006 as compared to $7.0 million in 2005. This decrease was primarily attributable to a decrease in merchandise sales to franchise locations as a result of eight less franchised locations operating at September 30, 2006 as compared to September 30, 2005.
General and Administrative Expenses. General and administrative expenses increased by $2.6 million, or 12.4%, to $23.8 million for the three months ended September 30, 2006, as compared to $21.2 million in 2005. General and administrative expenses expressed as a percentage of total revenue increased to 4.1% for the three months ended September 30, 2006 as compared to 3.7% for the three months ended September 30, 2005. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores and the anticipated growth in our store base as a result of the Rent-Way acquisition.
Amortization of Intangibles. Amortization of intangibles decreased by $4.9 million, or 83.0%, to $1.0 million for the three months ended September 30, 2006 as compared to $5.9 million in 2005. This decrease was primarily attributable to the completed customer relationship amortization associated with previous acquisitions, such as the acquisitions of Rainbow Rentals, Inc. and Rent-Rite, Inc. in 2004.
Operating Profit. Operating profit increased by $20.9 million, or 67.4%, to $51.9 million for the three months ended September 30, 2006 as compared to $31.0 million in 2005. Excluding the pre-tax litigation settlement charges of $15.3 million recorded in the third quarter of 2006 and the pre-tax restructuring charge of $13.0 million recorded in the third quarter of 2005, operating profit increased by $23.2 million, or 52.6%, to $67.1 million for the three months ended September 30, 2006 as compared to $44.0 million in 2005. Operating profit as a percentage of total revenue increased to 11.4% for the three months ended September 30, 2006 before the pre-tax litigation settlement charges in 2006 from 7.7% for the three months ended September 30, 2006 before the pre-tax restructuring charge in 2005. The increase was primarily attributable to an increase in same store sales and a decrease in salaries and other expenses during the third quarter of 2006 versus 2005 as discussed above.
Interest expense. Interest expense increased by $1.5 million, or 12.9%, to $13.3 million for the three months ended September 30, 2006 as compared to $11.8 million in 2005. This increase was primarily attributable to increased borrowings under our revolving credit facility during the third quarter of 2006 as compared to the third quarter of 2005, as well as an increase in our weighted average interest rate to 7.67% during the third quarter of 2006 as compared to 7.02% during the third quarter of 2005.
Net Earnings. Net earnings increased by $13.9 million to $25.2 million for the three months ended September 30, 2006 as compared to $11.3 million in 2005. Excluding the pre-tax litigation settlement charges of $15.3 million and the pre-tax refinance charge of $2.2 million recorded in the third quarter of 2006 and the pre-tax restructuring charge of $13.0 million recorded in the third quarter of 2005, net earnings increased by $16.4 million to $36.4 million for the three months ended September 30, 2006 as compared to $20.0 million in 2005. This increase was primarily attributable to the increase in same store sales and the decrease in salaries and other expenses during the first nine months of 2006 versus 2005 as discussed above.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Cash provided by operating activities decreased by $12.3 million to $131.3 million for the nine months ended September 30, 2006 as compared to $143.7 million in 2005. This decrease is primarily attributable to increased inventory purchases during the first nine months of 2006 as compared to 2005, offset by changes in deferred income taxes resulting from the reversal of the effect that the Job Creation and Workers Assistance Act of 2002 had on our cash flow as discussed under Deferred Taxes below.
Cash used in investing activities increased by $10.1 million to $83.2 million during the nine month period ended September 30, 2006 as compared to $73.1 million in 2005. This increase is primarily attributable to the costs associated with the construction of our corporate headquarters as discussed later in this section.
Cash used in financing activities decreased by $24.5 million to $52.1 million during the nine month period ended September 30, 2006 as compared to $76.6 million in 2005. This decrease is primarily a result of a reduction in our stock repurchases during the first nine months of 2006 as compared to the same period in 2005, offset by the refinancing of our senior credit facilities.
Acquisition of Rent-Way, Inc. On August 7, 2006, we announced that we entered into a definitive agreement to acquire Rent-Way, Inc., a rent-to-own operator, for $10.65 in cash per share of Rent-Way common stock. Rent-Way operates 782 stores in 34 states. The agreement also provides that each holder of options of Rent-Way will receive an amount equal to the difference between $10.65 and the exercise price of the option. We intend to fund the acquisition with the proceeds of our new $1,322.5 million senior credit facility. The acquisition, which is expected to be completed in the fourth quarter of 2006, is conditioned upon customary closing conditions for a transaction of this nature, including the approval of Rent-Way’s shareholders. On September 14, 2006, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the acquisition expired on September 13, 2006. On October 12, 2006, Rent-Way, Inc. filed a definitive proxy statement with respect to a special meeting of shareholders to be held on November 14, 2006 at which such shareholders will consider and vote upon the adoption of the merger agreement.
On November 2, 2006, we announced that we had completed the documentation related to the refinancing of our current senior debt. Our new $1,322.5 million senior credit facility consists of $922.5 million in term loans and a $400 million revolving credit facility. We intend to utilize the proceeds of the new senior debt to repay our existing senior debt, finance the proposed acquisition of Rent-Way, Inc., and for general corporate purposes. The funding of our new senior credit facility is contingent upon the closing of the pending acquisition of Rent-Way and customary closing conditions for financings of this nature. We anticipate closing the refinancing concurrently with the closing of the acquisition of Rent-Way. In connection with the closing of the refinancing, we will record a charge in the fourth quarter of approximately $2.7 million relating to capitalized costs incurred in connection with our existing senior credit facility.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures and implementation of our growth strategies, including store acquisitions and expansion and investment in our financial services business. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe that the cash flow generated from operations, together with amounts available under our new senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures and our store expansion programs during the next twelve months. At November 1, 2006, we had approximately $26.4 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to repurchase additional shares of our common stock, repurchase some of our outstanding subordinated notes, as well as make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
If a change in control occurs, we may be required to offer to repurchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facility restricts our ability to

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Litigation. On August 10, 2006, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. and Kris Corso, et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by us of certain wage and hour laws of California. Under the terms contemplated, we anticipate we will pay an aggregate of $4.95 million in cash, including plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from August 1998 through the date of preliminary court approval of the settlement. In connection with the prospective settlement, we are not admitting liability for our wage and hour practices in California. A hearing on a motion for preliminary approval of the settlement is currently scheduled for November 9, 2006. We recorded a pre-tax expense of $4.95 million in the third quarter of 2006 to account for the aforementioned settlement amount and attorneys’ fees.
On October 30, 2006, we announced that we had reached a prospective settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms contemplated, we expect to create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers (1) who entered into rental-purchase agreements and acquired ownership of property under those rental-purchase agreements between November 1, 2004 and the date of approval of the settlement, (2) who entered into rental-purchase agreements after November 1, 2004 that are still ongoing after the date of approval of the settlement, or (3) who purchased new memberships in the Rent-A-Center Preferred Customer Club between November 1, 2004 and the date of the approval of the settlement. In addition, we expect to agree to a civil penalty in the amount of $750,000. In connection with the prospective settlement, we are not admitting liability for our past business practices in California. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.4 million in the third quarter of 2006.
The terms of the prospective settlements of the Burdusis/French/Corso and California Attorney General matters are subject to the applicable parties entering into definitive settlement agreements and obtaining court approval. While we believe that the terms of these prospective settlements are fair, there can be no assurance that the settlements, if completed, will be approved by the applicable court in their present form. We believe that cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund the prospective settlements without adversely affecting our liquidity in a material way.
Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to “Legal Proceedings” later in this report.
Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30% of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70% of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from the resulting lower cash tax obligations in those prior years. We estimate that our operating cash flow increased by approximately $106.3 million through 2004, on a net cumulative basis, from the accelerated depreciation deductions on rental merchandise. The associated deferred tax liabilities now have begun to reverse, doing so over a three year period beginning in 2005. Approximately $67.0 million, or 79%, reversed in 2005. We expect that $15.2 million, or 18%, will reverse in 2006 and the remaining $3.1 million will reverse in 2007, which will result in additional cash taxes and a corresponding decrease in our deferred tax liabilities discussed above.
Rental Merchandise Purchases. We purchased $580.0 million and $486.2 million of rental merchandise during the nine month periods ended September 30, 2006 and 2005, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $51.0 million and $41.0 million on capital expenditures during the nine month periods ended September 30, 2006 and 2005, respectively, and expect to spend approximately $25.0 million for the

RENT-A-CENTER, INC. AND SUBSIDIARIES
remainder of 2006, which includes amounts we intend to spend with respect to expanding our financial services business and our new corporate headquarters facility as discussed below.
In December 2005, we acquired approximately 15 acres of land located in Plano, Texas, on which we are building a new corporate headquarters facility. The purchase price for the land was approximately $5.2 million. Building costs are expected to be in the range of $22.5-$27.5 million, and construction began in January 2006. Building costs are paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed during the first quarter of 2007. We are financing this project from cash flow generated from operations. As of September 30, 2006, we have spent approximately $10.6 million in construction costs and expect to spend the remaining $11.9-$16.9 million by the end of January 2007. Our remaining lease obligation on our existing location, as of the estimated move date, will be approximately $4.9 million. We anticipate subleasing some or all of the space at our current location to offset the remaining lease obligation.
Acquisitions and New Store Openings. During the first nine months of 2006, we acquired 28 stores, accounts from 35 additional locations, opened 28 new stores, and closed 65 stores. Of the closed stores, 50 were merged with existing store locations, and 15 stores were sold. The acquired stores and accounts were the result of 34 separate transactions for an aggregate price of approximately $34.5 million. Additionally, during the first nine months of 2006, we have added financial services to 60 existing rent-to-own store locations, consolidated one store with financial services into an existing location, closed one store and ended the third quarter of 2006 with a total of 101 stores providing these services.
As of November 1, 2006, we have acquired accounts from two stores and opened two new stores during the fourth quarter of 2006. We merged one store with an existing location. The acquisition of Rent-Way, Inc. is expected to be completed in the fourth quarter of 2006. Additionally, as of November 1, 2006, we have added financial services to 24 additional existing rent-to-own locations during the fourth quarter of 2006.
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
Senior Credit Facilities. On July 13, 2006, we announced the completion of the refinancing of our new senior secured debt. Our $725.0 million senior credit facilities consist of a $200.0 million five-year term loan, a $125.0 million six-year term loan and a $400.0 million five-year revolving credit facility. On that day, we drew down the $325.0 million in term loans and $88.0 million of the revolving facility and utilized the proceeds to repay our existing senior term debt. In connection with the refinancing we recorded a $2.2 million non-cash charge to expense the remaining unamortized balance of financing costs from our previous credit agreement in the third quarter of 2006.
The table below shows the scheduled maturity dates of our term debt outstanding on September 30, 2006.

YEAR ENDING
DECEMBER 31,	(IN THOUSANDS)
2006	$2,813
2007	11,250
2008	11,250
2009	16,250
2010	86,250
Thereafter	194,375

$322,188

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $107.0 million had been utilized as of November 1, 2006. The revolving credit facility expires in July 2011 and the term loans expire in July 2012.
Borrowings under our revolving credit facility bear interest at varying rates equal to the Eurodollar rate plus 0.75% to 1.50%, or the prime rate plus up to 0.50%, at the our election. The margins on the Eurodollar rate and on the prime rate, which are initially 1.0 and 0.0 respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements

RENT-A-CENTER, INC. AND SUBSIDIARIES
with respect to term loans under the senior credit facility. A commitment fee equal to 0.15% to 0.375% of the unused portion of the revolving credit facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.20% of the unused portion of the revolving credit facility.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property, and are also secured by a pledge of the capital stock of our U.S. subsidiaries.
Subject to a number of exceptions, the senior credit facility contains, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $150 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 13, 2012);

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (subject to a restricted payments basket, for which approximately $130.0 million is available for use as of September 30, 2006);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory in the ordinary course of business;

•	make investments or acquisitions unless it meets financial tests and other requirements;

•	make capital expenditures; or

•	enter into new lines of business.
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio. The table below shows the required and actual ratios under our credit facilities calculated as at September 30, 2006:

	Required ratio		Actual ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.88:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.96:1
Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facility would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in Rent-A-Center’s Board of Directors occurs. An event of default would also occur if one or more judgments were entered against us of $20.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
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
On November 2, 2006, we announced that we had completed the documentation related to the refinancing of our current senior debt. Our new $1,322.5 million senior credit facility consists of $922.5 million in term loans and a $400 million revolving credit facility. We intend to utilize the proceeds of the new senior debt to repay our existing senior debt, finance the proposed acquisition of Rent-Way, Inc., and for general corporate purposes. The funding of our new senior credit facility is contingent upon the closing of the pending acquisition of Rent-Way and customary closing conditions for financings of this nature. We anticipate closing the refinancing concurrently with the closing of the acquisition of Rent-Way. In connection with the closing of the refinancing, we will record a charge in the fourth quarter of approximately $2.7 million relating to capitalized costs incurred in connection with our existing senior credit facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2006:

				Payments due by Period
	Total		2006	2007 –2008	2009 – 2010	Thereafter
Contractual Cash Obligations	(In thousands)

Senior Credit Facilities (including current portion)	$358,468	(1)	$4,093	$22,500	$102,500	$229,375
7 1/2% Senior Subordinated Notes (2)	390,000		11,250	45,000	333,750	—
Operating Leases	472,274		57,876	264,603	131,958	17,837

Total	$1,220,742		$73,219	$332,103	$568,208	$247,212

(1)	Amount referenced does not include the interest on our new senior credit facilities. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 0.75% to 1.50% or the prime rate plus up to 0.50% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2006 was 5.50%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.
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
The 2003 indenture contains covenants that limit Rent-A-Center’s ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay dividends or repurchase stock (subject to a restricted payments basket for which $150.5 million was available for use as of September 30, 2006); and

•	engage in a merger or sell substantially all of its assets.
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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East guarantees the obligations of ColorTyme

RENT-A-CENTER, INC. AND SUBSIDIARIES
under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $31.4 million was outstanding as of September 30, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $400.0 million of Rent-A-Center common stock. As of September 30, 2006, we had purchased a total of 14,628,800 shares of Rent-A-Center common stock for an aggregate of $360.8 million under this common stock repurchase program, none of which were repurchased in the third quarter of 2006.
Store Consolidation Plan. We expect the total estimated cash outlay in connection with the store consolidation plan to be between $9.0 million to $9.3 million. The amount of cash used in the store closing plan during the first nine months of 2006 was $7.5 million. Therefore, we expect to use approximately $1.8 million of cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores. Please see “Note 8. Store Consolidation Plan” in this report for more information on our store consolidation plan.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity
As of September 30, 2006, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $322.2 million in term loans, $35.0 in revolving credit outstanding at interest rates indexed to the Eurodollar rate, and $1.3 million outstanding on our line of credit at the Eurodollar rate plus 1.75%. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at September 30, 2006 was $302.3 million. As of September 30, 2006, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or the Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2006, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $913,000 additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.
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
Changes in internal controls. For the quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II – Other Information
Item 1. Legal Proceedings
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. Except as described below, we are not currently a party to any material litigation. The ultimate outcome of our litigation is uncertain and the amount of any loss we may incur, if any, cannot in our judgment be reasonably estimated. Accordingly, other than with respect to the prospective settlements of the California Attorney General inquiry and the Burdusis/French/Corso matters discussed below, anticipated legal fees and expenses for our other material litigation discussed below, as well as provisions for losses incurred or expected to be incurred with respect to litigation arising in the ordinary course of business which we do not believe are material, no provision has been made in our consolidated financial statements for any such loss. As of September 30, 2006, we had accrued $17.5 million relating to our outstanding litigation.
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
On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against our outside directors as well as the underwriter defendants, but denying our motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most favorable to the plaintiffs and to take the plaintiffs’ allegations as true. On August 18, 2005, we filed a motion to certify the dismissal order for an interlocutory appeal, which was denied on November 14, 2005. By order dated October 4, 2006, the court granted the plaintiff’s unopposed motion to stay discovery in this matter until January 1, 2007, allowing discovery to continue during the months of January and March 2007, with a concluding date of March 30, 2007. A hearing on class certification was held on June 22, 2006. No ruling on class certification has been made by the court.
We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves as this matter progresses. However, we cannot assure you that we will be found to have no liability in this matter.
California Attorney General Inquiry. We have reached a prospective settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms contemplated, we expect to create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers (1) who entered into rental-purchase agreements and acquired ownership of property under those rental-purchase agreements between November 1, 2004 and the date of approval of the settlement, (2) who entered into rental-purchase agreements after November 1, 2004 that are still ongoing after the date of approval of the settlement, or (3) who purchased new memberships in the Rent-A-Center Preferred Customer Club between November 1, 2004 and the date of the approval of the settlement. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We also anticipate entering into an injunction (i) limiting the cash price, total of payments and purchase option price in future rental purchase agreements to the specified limits on prices set forth in the recent amendment to the Karnette Rental-Purchase Act, which was signed into law on September 22, 2006 and will become effective as of January 1, 2007 and (ii) governing certain business practices with respect to our club program. In addition, we anticipate that we will cause the reversion amount in the Griego settlement fund to be paid to the Attorney General. Finally, we expect to agree to a civil penalty in the amount of $750,000. Under the terms of the prospective settlement, any unclaimed restitution funds at the conclusion of the restitution period will be paid to the Attorney General. In connection with the prospective settlement, we are not admitting liability for our past business practices

RENT-A-CENTER, INC. AND SUBSIDIARIES
in California. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.4 million in the third quarter of 2006.
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
On March 15, 2006, the Supreme Court of New Jersey reversed the judgment of the trial court and the Appellate Division and remanded the case to the trial court for reinstatement of Perez’s complaint and for further proceedings. In its decision, the Supreme Court held that rent-to-own contracts in New Jersey are “retail installment contracts” under RISA, and that RISA incorporates the 30% interest rate cap in New Jersey’s criminal usury statute. The court rejected our legal arguments and reinstated Perez’s claims under RISA and the CFA. We filed a motion for reconsideration with the Supreme Court of New Jersey, and in response, the court issued an order on July 10, 2006 stating that the March 15, 2006 decision is prospective, except that it applies to plaintiff and, if the trial court certifies a class, to the members of the class. The plaintiffs’ renewed motion for class certification is scheduled for hearing by the trial court on January 12, 2007.
We intend to vigorously defend ourselves in this matter. No class has been certified by the trial court and no finding of liability or damages has been made by the court against us. In addition, we believe we have valid arguments precluding retroactive application of the court’s decision to members of the putative class and limiting the damages sought by Perez under both RISA and the CFA. The deadline to file an appeal to the United States Supreme Court was extended to November 9, 2006, and we intend to file a writ of certiorari with the United States Supreme Court on or before that date.
In light of the Supreme Court of New Jersey’s decision, we have addressed the impact of the decision on our operations in New Jersey and have implemented certain changes to mitigate that impact. We currently operate 43 stores in New Jersey and estimate that we entered into approximately 294,000 rent-to-own contracts in New Jersey from April 23, 1999 until the time we changed our business practices. We estimate the average amount paid on these agreements is approximately $840. Although we intend to vigorously defend ourselves in this matter, we cannot assure you that we will be found to ultimately have no liability. We are continuing to evaluate and analyze potential damages in this matter, including an assessment of the plaintiffs’ arguments related to damages, but believe that an accurate estimate of our potential loss, or range of loss, cannot, at this time, be reasonably estimated. However, the resolution of this matter could have a material and adverse impact on our financial position and cash flow.

RENT-A-CENTER, INC. AND SUBSIDIARIES
State Wage and Hour Class Actions
We are currently subject to various material actions pending against us in the state of California, all of which allege we violated the wage and hour laws of such state.
Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. These matters pending in Los Angeles, California were filed on October 23, 2001, and October 30, 2001, respectively, and allege violations of the wage and hour laws of California regarding overtime, lunch and work breaks, and failure to pay wages due to our California employees. The same law firm as in two recently settled matters in Oregon and Washington is seeking to represent the purported class in Burdusis. The Burdusis and French proceedings are pending before the same judge in California. On March 24, 2003, the Burdusis court denied the plaintiffs’ motion for class certification in that case. On April 25, 2003, the plaintiffs in Burdusis filed a notice of appeal of that ruling, and on May 8, 2003, the Burdusis court, at our request, stayed further proceedings in Burdusis and French pending the resolution on appeal of the court’s denial of class certification in Burdusis. In June 2004, the Burdusis plaintiffs filed their appellate brief. Our response brief was filed in September 2004, and the Burdusis plaintiffs filed their reply in October 2004. On February 9, 2005, the California Court of Appeals reversed and remanded the trial court’s denial of class certification in Burdusis and directed the trial court to reconsider its ruling in light of two other recent appellate court decisions, including the opinions of the California Supreme Court in Sav-On Drugs Stores, Inc. v. Superior Court, and of the California appeals court in Bell v. Farmers Insurance Exchange. After remand, the plaintiffs filed a motion with the trial court seeking to remove from the case the trial court judge who previously denied their motion for class certification. The trial court denied the motion. In response, plaintiffs’ filed a petition for writ of mandate with the California Court of Appeals requesting review of the trial court’s decision. The California Court of Appeals heard oral arguments in this matter on August 29, 2005, and ruled against the plaintiffs, denying the requested relief. The case was returned to the trial court as previously ordered.
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
On August 10, 2006, before any ruling on the remaining motions, we announced that we had reached a prospective settlement with the plaintiffs to resolve these matters. Under the terms contemplated, we anticipate we will pay an aggregate of $4.95 million in cash, including plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from August 1998 through the date of preliminary court approval of the settlement. We estimate the class size to be approximately 6,000 persons. However, in the event there are more than 6,250 class members, we have agreed to increase the settlement fund by $750 per person in excess of 6,250. In connection with the prospective settlement, we are not admitting liability for our wage and hour practices in California. As a result of the settlement, we recorded a charge of $4.95 million in the third quarter of 2006 to account for the aforementioned settlement amount and attorneys’ fees. The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. A hearing on a motion for preliminary approval of the settlement is currently scheduled for November 9, 2006.
Eric Shafer et al. v. Rent-A-Center, Inc. This matter is a state-wide class action originally filed on May 20, 2002, in the Superior Court of California for Los Angeles County. A similar matter, entitled Victor E. Johnson et al. v. Rent-A-Center,

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Plaintiffs assert that the class includes all store managers employed by us in California since September 1998, which they estimate to be between 700 and 1,000 members. Equivalent hourly rates for annual salaries paid to the class members ranged from approximately $16.83 – $31.25 per hour based on a 40 hour work week. Plaintiffs assert that store managers were required to work approximately 10-20 hours of overtime per week. Overtime wages would be calculated at 1.5 times the hourly rate. In addition, California law provides for a waiting time penalty of up to thirty days’ wages when an employer willfully fails to pay any compensation due to an employee upon separation.
The court’s class certification ruling is procedural only and does not address the merits of plaintiffs’ claims. We believe that class certification was improper and intend to continue to oppose class action treatment of these claims. In addition, we believe our store managers are properly classified as exempt from overtime and we intend to vigorously oppose each of plaintiffs’ claims. We cannot assure you, however, that we will be found to have no liability in these matters. As of September 30, 2006, we operated 148 stores in California.

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
As part of our growth strategy, we intend to increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We increased our store base by 241 stores in 2003, and 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. As of September 30, 2006, our store base has decreased another nine stores during 2006. On August 7, 2006, we announced that we had entered into a definitive agreement to acquire Rent-Way, Inc. and we expect the acquisition to be completed in the fourth quarter of 2006. Rent-Way currently operates 782 rent-to-own stores. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
Our continued growth also depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 3.0% for 2003 and decreased by 3.6% and 2.3% in 2004 and 2005, respectively. For the nine months ended September 30, 2006, our same store sales increased by 2.1% compared to the nine months ended September 30, 2005. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
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
The addition of new rent-to-own stores, both through store openings and through acquisitions such as that of Rent-Way, Inc., requires the integration of our management philosophies and personnel, standardization of training programs, realization of operating efficiencies and effective coordination of sales and marketing and financial reporting efforts. In addition, acquisitions in general are subject to a number of special risks, including adverse short-term effects on our reported operating results, diversion of management’s attention and unanticipated problems or legal liabilities. Further, a newly opened rent-to-own store generally does not attain positive cash flow during its first year of operations.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of September 30, 2006, we are required to make principal payments under our new senior credit facilities of $4.1 million in 2006, $11.3 million in 2007, $11.3 million in 2008, $16.3 million in 2009 and $315.5 million after 2009. These payments reduce our cash flow.
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
Our business depends on a limited number of key personnel. The loss of any one of these individuals could disrupt our business.
Our continued success is highly dependent upon the personal efforts and abilities of our senior management. While we do have an employment agreement with Mark E. Speese, our Chairman of the Board and Chief Executive Officer, we do not have employment contracts with any other members of senior management, including Mitchell E. Fadel, our President and Chief Operating Officer. In addition, we do not maintain key-person insurance on the lives of any of these officers and the loss of any one of them could disrupt our business.
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
We are a holding company, with no revenue generating operations and no assets other than our ownership interests in our direct and indirect subsidiaries. Accordingly, we are dependent on the cash flow generated by our direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations, including the obligations under our senior credit facilities and our outstanding subordinated notes. The ability of our subsidiaries to pay dividends or make other payments to us is subject to applicable state laws. Should one or more of our subsidiaries be unable to pay dividends or make distributions, our ability to meet our ongoing obligations could be materially and adversely impacted .

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

Robert D. Davis Senior Vice President-Finance, Chief Financial Officer and Treasurer
Date: November 3, 2006

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.3	Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.4	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.5	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.6	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.7	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.8	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.9	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.11*	Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee

10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.4	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.5	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.6	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.7	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.8	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.9	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.10*	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.

10.11+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.14+	Summary of Named Executive Officer Compensation (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K dated December 21, 2005.)

10.15+	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.16+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.17+	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.18+	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19+	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.20	Second Amended and Restated Credit Agreement, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)

10.21+*	Form of Executive Transition Agreement entered into with management

10.22+*	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.23+*	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.