Form 10-K
period 2006-12-31
RENT A CENTER INC DE
filed 2007-03-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25370

Rent-A-Center, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0491516 (I.R.S. Employer Identification No.)

5700 Tennyson Parkway,
Suite 100
Plano, Texas 75024

(Address, including zip code of registrant’s principal executive offices)

Registrant’s telephone number, including area code: 972-801-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	The Nasdaq Global Select Market, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the 67,395,188 of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System — National Market System on June 30, 2006	$1,675,444,374
Number of shares of Common Stock outstanding as of the close of business on February 23, 2007:	70,317,340

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business.

Overview

Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.

We are the largest operator in the United States rent-to-own industry with an approximate 41% market share based on store count. At December 31, 2006, we operated 3,406 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by our subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores located in Canada operated by our subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” One of our other subsidiaries, ColorTyme, Inc., is a national franchisor of rent-to-own stores. At December 31, 2006, ColorTyme had 282 franchised rent-to-own stores in 38 states. These franchise stores represent an additional 3% market share based on store count.

Our stores generally offer high quality, durable products such as major consumer electronics, appliances, computers and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent, rather than purchase, the merchandise. Get It Now offers our merchandise on an installment sales basis in Wisconsin. We offer well known brands such as Sony, Philips, LG, Hitachi, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, Toshiba and Hewlett-Packard computers and Ashley, England, Berkline and Standard furniture. We also offer high levels of customer service, including repair, pickup and delivery, generally at no additional charge. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 70% of our business is from repeat customers.

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

Industry Overview

According to the Association of Progressive Rental Organizations, the rent-to-own industry in the United States consists of approximately 8,300 stores, and provides approximately 6.9 million products to over 2.8 million households. We estimate that the two largest rent-to-own industry participants account for approximately 5,000 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 20 stores. The rent-to-own industry is highly fragmented and, due primarily to the decreased availability of traditional financing sources, has experienced, and we believe will continue to experience, increasing consolidation. We believe this consolidation trend in the industry presents opportunities for us to continue to acquire additional stores on favorable terms.

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

Enhancing the Operations, Revenue and Profitability of Our Store Locations

We continually seek to improve store performance through strategies intended to produce gains in operating efficiency, revenue and profitability. For example, we continue to focus our operational personnel on prioritizing store profit growth, including increasing store revenue and managing store level operating expenses.

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

Opening New and Acquiring Existing Rent-To-Own Stores

We intend to expand our business both by opening new stores in targeted markets and by acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry, which we believe represents an opportunity for us. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own industry will result in ongoing consolidation opportunities. Acquired stores benefit from our improved product mix, sophisticated management information system, purchasing power and administrative network. In addition, we have potential access to our ColorTyme franchise locations, possessing the right of first refusal to purchase such franchise locations.

Since March 1993, our company-owned store base has grown from 27 to 3,406 at December 31, 2006, primarily through acquisitions. During this period, we acquired over 3,600 stores, including approximately 390 of our franchised stores. These acquisitions occurred in approximately 200 separate transactions, including ten transactions where we acquired in excess of 50 stores.

The following table summarizes the store growth activity over the last three fiscal years:

	2006	2005	2004

Stores at beginning of period	2,760	2,875	2,648
New store openings	40	67	94
Acquired stores remaining open	646	44	191
Closed stores(1)
Merged with existing stores	25	170	48
Sold or closed with no surviving store	15	56	10

Stores at end of period	3,406	2,760	2,875

Acquired stores closed and accounts merged with existing stores	164	39	111
Total approximate purchase price of acquisitions	$657.4 million	$38.3 million	$195.2 million(2)

(1)	Substantially all of the merged, sold or closed stores in 2005 relate to our store consolidation plan discussed in more detail on p. 33.

(2)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite, Inc.

2004 Acquisitions.  On March 5, 2004, we completed the purchase of five Canadian rent-to-own stores for $3.2 million Canadian dollars ($2.4 million U.S. dollars). The five stores are located in the cities of Edmonton and Calgary in the province of Alberta. This acquisition marked the commencement of our business operations in Canada and internationally.

On May 7, 2004, we completed the acquisition of Rent Rite, Inc. for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, 26 of which were merged with our existing store locations. Approximately 40% of the consideration was paid with our common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt.

On May 14, 2004, we completed the acquisition of Rainbow Rentals, Inc. for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, 29 of which were merged with our existing store locations. We funded the acquisition entirely with cash on hand.

2005 Store Consolidation.  In 2005, we critically evaluated every market in which we operated by reviewing market share, operating results, competitive positioning, and growth potential. As a result, we closed or merged 114 stores and sold 35 stores during the third and fourth quarters of 2005.

2006 Acquisitions.  On November 15, 2006, we completed the acquisition of Rent-Way, Inc., which operated 782 stores in 34 states, for an aggregate purchase price of $622.5 million, which included cash payments and borrowings under our senior credit facilities and direct transaction costs of approximately $7.4 million. We funded the acquisition with a $600.3 million increase in our senior credit facilities. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill.

2007 Acquisitions.  Since December 31, 2006, we have opened one new rent-to-own store and consolidated 21 stores (16 of which were due to the Rent-Way transaction) into existing locations.

We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry both nationally and internationally. We plan to accomplish our future growth through both selective and opportunistic acquisitions and new store development.

Expanding Our Financial Services Business

In 2005, we began offering an array of financial services, in some of our existing rent-to-own stores, in addition to traditional rent-to-own products. These financial services include short term secured and unsecured loans, debit cards, check cashing and money transfer services. We believe that traditional financial services providers ineffectively market to our customer base and that an opportunity exists for us to leverage our knowledge of this demographic, as well as our operational infrastructure, into a complementary line of business offering financial services designed to appeal to our customer demographic. As of December 31, 2006, 150 locations in 14 states were offering some or all of these financial services. Since December 31, 2006, the Company has added financial services to three existing rent-to-own locations. We intend to offer these financial services in approximately 350 to 400 existing store locations by the end of 2007. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial services, or that such operations, should they be added, will prove to be profitable.

Building Our National Brand

We have implemented strategies to increase our name recognition and enhance our national brand. As part of that strategy, we utilize television and radio commercials, print advertisements, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. In 2006 and 2005, we also continued to pursue strategic alliances and other sponsorship opportunities, which we believe will further enhance our name recognition. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Our Stores

At December 31, 2006, we operated 3,406 stores nationwide and in Canada and Puerto Rico. In addition, our subsidiary, ColorTyme, franchised 282 stores in 38 states. This information is illustrated by the following table:

	Number of Stores
	Company		With Financial
Location	Owned		Services	Franchised

Alabama	73		—	5
Alaska	6		6	3
Arizona	70		10	7
Arkansas	55		—	1
California	147		—	5
Colorado	40		12	1
Connecticut	42		—	2
Delaware	21		—	—
District of Columbia	4		—	—
Florida	237		—	17
Georgia	118		—	14
Hawaii	11		6	4
Idaho	11		8	3
Illinois	121		—	7
Indiana	118		—	6
Iowa	29		6	—
Kansas	40		—	16
Kentucky	78		5	1
Louisiana	53		—	6
Maine	31		—	9
Maryland	70		—	10
Massachusetts	73		—	2
Michigan	124		—	16
Minnesota	3		—	—
Mississippi	36		—	2
Missouri	73		12	6
Montana	9		7	—
Nebraska	18		—	—
Nevada	22		3	3
New Hampshire	22		—	1
New Jersey	43		—	3
New Mexico	25		—	9
New York	190		—	3
North Carolina	148		—	12
North Dakota	3		—	—
Ohio	206		—	5
Oklahoma	44		—	13
Oregon	29		8	4
Pennsylvania	174		—	3
Puerto Rico	44		—	—
Rhode Island	17		—	1
South Carolina	83		—	7
South Dakota	4		—	—
Tennessee	112		34	1
Texas	311		—	60
Utah	16		8	—
Vermont	12		—	—
Virginia	81		—	10
Washington	45		25	4
West Virginia	30		—	—
Wisconsin	21	*	—	—
Wyoming	6		—	—
Alberta, Canada	7	†	—	—

TOTAL	3,406		150	282

*	Represents stores operated by Get It Now, LLC, one of our subsidiaries.

†	Represents stores operated by Rent-A-Centre Canada, Ltd., one of our subsidiaries.

Our stores average approximately 4,600 square feet and are located primarily in strip centers. Because we utilize “just in time” inventory strategies, receiving merchandise shipments in relatively small quantities directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs.

Rent-A-Center Store Operations

Product Selection

Our stores generally offer merchandise from four basic product categories: major consumer electronics, appliances, computers and furniture and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2006, furniture and accessories accounted for approximately 37% of our store rental revenue, consumer electronic products for 33%, appliances for 16% and computers for 14%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

Major consumer electronic products offered by our stores include high definition televisions, home theatre systems, video game consoles and stereos from top name-brand manufacturers such as Sony, Philips, LG, Hitachi, Toshiba and Mitsubishi. We offer major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer personal and laptop computers from Dell, Toshiba and Hewlett Packard. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Berkline and Standard and other top name-brand manufacturers. Accessories include pictures, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

Rental Purchase Agreements

Our customers generally enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of seven to 36 months, depending upon the product type, or exercises a specified early purchase option. Although we do not conduct a formal credit investigation of each customer, a potential customer must provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are also contacted to verify the information contained in the customer’s rental purchase order form. Rental payments are generally made in the store in cash, by credit card or debit card. Approximately 86% of our agreements are on a weekly term. Depending on state regulatory requirements, we may charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled “— Government Regulation.”

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

Customer Service

We generally offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our national network of 34 service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. Generally, the customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver covering the particular loss. Most of the products we offer are covered by a manufacturer’s warranty for varying periods which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

Collections

Store managers use our management information system to track collections on a daily basis. For fiscal years 2006, 2005, and 2004, the average week ending past due percentages were 6.58%, 6.76% and 6.57%, respectively. Our goal was to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening in the three years. For the 2007 fiscal year, our goal remains the same at 5.99%. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the numerous personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period.

Pursuant to the rental purchase agreements, customers who become delinquent in their rental payments and fail to return the rented merchandise are or may over time become liable for accrued rent through the date the merchandise is finally returned or the amount of the early purchase option or, if the merchandise is not returned before expiration of the original term of weeks or months to ownership under the rental purchase agreement, then the total balance of payments necessary to acquire ownership of the merchandise. If the customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the ninetieth day following the time the account became past due. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.4% in 2006, 2.5% in 2005 and 2.4% in 2004.

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

Management

We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and account relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Three times each week, store management is required to count the store’s inventory on hand and compare the count to the accounting records, with the district manager performing a similar audit at least quarterly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a district manager within close proximity who typically oversees six to eight stores. Typically, a district manager focuses on developing the personnel in his or her district and ensuring all stores meet our quality, cleanliness and service standards. In addition, a district manager routinely audits numerous areas of the stores’ operations. A significant portion of a district manager’s and store manager’s compensation is dependent upon store revenues and profits.

At December 31, 2006, we had 501 district managers who, in turn, reported to 77 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the district managers in their region. Similar to the district managers, regional directors are responsible for ascertaining whether stores are following the operational guidelines. The regional directors report to 12 senior vice presidents located throughout the country. The regional directors and senior vice presidents receive a significant amount of their compensation based on the revenue and profitability of the stores under their management.

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

Management Information Systems

Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day’s activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track all of our merchandise and rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores’ depository accounts into our central operating account based on a formula from bank balances that is reconciled back to the balances reported by the stores. Our system also includes extensive management software, report-generating capabilities and a virtual private network. The virtual private network allows us to communicate with the stores more effectively and efficiently. Utilizing the management information system, our executive management, senior vice presidents, regional directors, district managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.

The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our internal financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.

Purchasing and Distribution

Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and district managers make specific purchasing decisions for the stores, subject to review by executive management, on our online ordering system. Additionally, we have predetermined levels of inventory allowed in each store which restrict levels of merchandise that may be purchased. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not utilize any distribution centers. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduce the number of obsolete items in our stores. The stores also have online access to determine whether other stores in their market may have merchandise available.

We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Ashley and Whirlpool, who accounted for approximately 16.0% and 14.3%, respectively, of merchandise purchased in 2006. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

Marketing

We promote the products and services in our stores through direct mail advertising, radio, television and secondary print media advertisements. Our advertisements emphasize such features as product and name-brand selection, prompt delivery and the absence of initial deposits, credit investigations or long-term obligations. In 2006 and 2005, we also continued to pursue strategic alliances and other sponsorship opportunities, which we believe will enhance our name recognition. Advertising expense as a percentage of store revenue for the years ended December 31, 2006, 2005 and 2004 was approximately 2.8%, 2.9% and 2.8%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.

Competition

The rent-to-own industry is highly competitive. According to industry sources and our estimates, the two largest industry participants account for approximately 5,000 of the 8,300 rent-to-own stores in the United States. We are the largest operator in the rent-to-own industry with 3,406 stores and 282 franchised locations as of December 31, 2006. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

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

ColorTyme Operations

ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2006, ColorTyme franchised 282 rent-to-own stores in 38 states. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2006, 23 new franchise locations were added, six were closed and 31 were sold, of which 28 were sold to another Rent-A-Center subsidiary.

All of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks, logos, emblems and indicia of origin. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 5.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of between $7,500 per new location for existing franchisees and up to $35,000 per location for new franchisees.

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

The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 20% and 11% of merchandise purchased by ColorTyme in 2006, respectively.

ColorTyme franchisees may also offer financial services, such as short term secured and unsecured loans, in addition to traditional rent-to-own products. In addition, some of ColorTyme’s franchised stores offer custom rims and tires for sale or rental under the trade names “RimTyme” or “ColorTyme Custom Wheels.” As of December 31, 2006, 39 ColorTyme stores operated by 14 separate franchisees offered financial services and 55 ColorTyme stores operated by 26 separate franchisees offered tires and rims. In addition, one store operated by one franchisee offered only financial services and three stores operated by one franchisee offered only tires and rims.

ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $27.9 million was outstanding as of December 31, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

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

ColorTyme licenses the use of its trademarks to the franchisees under the franchise agreement. ColorTyme owns the registered trademarks ColorTyme®, ColorTyme-What’s Right for You®, and FlexTyme®, along with certain design and service marks. A federal trademark application for the mark “RimTyme” is pending.

Some of ColorTyme’s franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.

The ColorTyme franchise agreement provides us a right of first refusal to purchase the franchise location of a ColorTyme franchisee that wishes to exit the business.

Get It Now Operations

All of our Wisconsin stores are operated by our subsidiary, Get It Now, LLC. Get It Now operates under a retail model which generates installment credit sales through a retail transaction. As of December 31, 2006, we operated 21 company-owned stores within Wisconsin, all of which operate under the name “Get It Now.”

Financial Services Operations

We offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services under the trade name “Cash AdvantEdge.” As of December 31, 2006, we offered some or all of these financial services products in 150 Rent-A-Center store locations in 14 states. We expect to offer such financial services products in approximately 350 to 400 Rent-A-Center store locations by the end of 2007. Stores offering financial services products in addition to traditional rent-to-own products generally require one to two additional employees. Our executive management team at the home office oversees our financial services business, which is managed at the store level by two regional directors and 13 district managers.

Our financial services business operates in a highly competitive industry. Similar financial services products are offered by large regional or national entities, smaller independent outlets and pawnshops. Competitive factors include location, service, maximum loan amount, repayment options and fees.

Trademarks

We own various registered trademarks, including Rent-A-Center®, Renters Choice®, Rent-Way®, and Get It Now®. We have submitted a trademark application for “The Cash AdvantEdge” in connection with our financial services business. The products held for rent also bear trademarks and service marks held by their respective manufacturers.

Employees

As of February 23, 2007, we had approximately 19,740 employees, of whom 494 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are covered by a collective bargaining agreement.

We believe relationships with our employees are generally good. In connection with the settlement in December 2002 of a class action matter alleging discriminatory, gender-based employment practices, we entered into a four-year consent decree, which could be extended by the court for an additional one year upon a showing of good cause. Under the terms of the consent decree, we augmented our human resources department and our internal employee complaint procedures, enhanced our gender anti-discrimination training for all employees, and hired a consultant mutually acceptable to the parties to advise us on employment matters. We provided certain reports to the EEOC regarding our compliance with the consent decree, as well as our efforts to recruit, hire and promote qualified women. We continue to take steps to improve opportunities for women. The EEOC did not seek to extend the consent decree for the additional one year period and it expired by its terms in December 2006.

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

Courts in each of Minnesota, which has a rental purchase statute, and New Jersey and Wisconsin, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, we have modified our typical rental purchase agreements in each of these states in order to comply with the particular terms of each such ruling. In Minnesota, we have developed and utilized a separate rental agreement which does not provide customers with an option to purchase rented merchandise. In New Jersey, we have provided increased disclosures and longer grace periods in our rental purchase agreements, as well as adjusted our pricing in a way in which we believe is in conformity with the retail installment sales act. In Wisconsin, our Get It Now customers are provided an opportunity to purchase our merchandise through an installment sale transaction. We operate three stores in Minnesota and 43 stores in New Jersey. Get It Now, our subsidiary, operates 21 stores in Wisconsin.

North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina recognizes that rental purchase transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under such statute. We operate 148 stores in North Carolina.

Legislation has been introduced in New York that would significantly amend that state’s existing rental purchase statute and, if enacted as proposed, would have a material and adverse impact on our operations in New York. We operate 190 stores in New York.

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

Financial Services

Thirty-four states and the District of Columbia provide safe harbor regulations for short term consumer lending, and two additional states, Wisconsin and New Mexico, permit short term consumer lending by licensed lenders. Safe harbor regulations typically set maximum fees, size and length of the loans. Fourteen states prohibit or limit short term consumer lending through small loan rate caps or state usury ceilings, including New York, New Jersey, Pennsylvania, Georgia, and Texas. In addition, our financial services business is subject to federal statutes and regulations such as the USA Patriot Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, and similar state laws.

In October 2006, U.S. federal legislation was enacted which will limit our ability to offer financial services to active duty military personnel beginning in October 2007. We do not anticipate any significant effect on our operations due to the restriction on lending to military personnel.

Recently, legislative activity with respect to the financial services industry at the state level has increased significantly. Both beneficial and adverse legislation has been introduced in a number of states. There can be no assurance that new or revised financial services laws will not be enacted or, if enacted, that the laws would not have a material and adverse effect on us.

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

Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 1.9% in 2006 and decreased by 2.3% and 3.6% in 2005 and 2004, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.

As part of our growth strategy, we also plan to grow through expansion into the financial services business. We face risks associated with integrating this new business into our existing operations. In addition, the financial services industry is highly competitive and regulated by federal, state and local laws.

We intend to also increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We increased our store base by 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. In 2006, our store base has increased another 646 stores, primarily as a result of the Rent-Way acquisition on November 15, 2006. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.

Our growth strategy could place a significant demand on our management and our financial and operational resources. If we are unable to implement our growth strategy, our earnings may grow more slowly or even decrease.

If we fail to effectively manage the growth and integration of our new rent-to-own stores, our financial results may be adversely affected.

The addition of new rent-to-own stores, both through store openings and through acquisitions, requires the integration of our management philosophies and personnel, standardization of training programs, realization of operating efficiencies and effective coordination of sales and marketing and financial reporting efforts. In addition, acquisitions in general are subject to a number of special risks, including adverse short term effects on our reported operating results, diversion of management’s attention and unanticipated problems or legal liabilities. Further, a newly opened rent-to-own store generally does not attain positive cash flow during its first year of operations.

There are legal proceedings pending against us seeking material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

Some lawsuits against us involve claims that our rental agreements constitute installment sales contracts, violate state usury laws or violate other state laws enacted to protect consumers. We are also defending a class action lawsuit alleging we violated the securities laws and lawsuits alleging we violated state wage and hour laws. Because of the uncertainties associated with litigation, we cannot estimate for you our ultimate liability for these matters, if any. Significant settlement amounts or final judgments could materially and adversely affect our liquidity. The failure to pay any material judgment would be a default under our senior credit facilities and the indenture governing our outstanding subordinated notes.

Our debt agreements impose restrictions on us which may limit or prohibit us from engaging in certain transactions. If a default were to occur, our lenders could accelerate the amounts of debt outstanding, and holders of our secured indebtedness could force us to sell our assets to satisfy all or a part of what is owed.

Covenants under our senior credit facilities and the indenture governing our outstanding subordinated notes restrict our ability to pay dividends, engage in various operational matters, as well as require us to maintain specified financial ratios. Our ability to meet these financial ratios may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as specified acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

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

The existing indebtedness under our senior credit facilities is secured by substantially all of our assets. Should a default or acceleration of this indebtedness occur, the holders of this indebtedness could sell the assets to satisfy all or a part of what is owed. Our senior credit facilities also contain certain provisions limiting our ability to modify or refinance our outstanding subordinated notes.

A change of control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets to repay these amounts.

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of December 31, 2006, we are required to make principal payments under our senior credit facilities of $17.3 million in 2007, $17.3 million in 2008, $22.3 million in 2009, $92.3 million in 2010 and $769.1 million after 2010. These payments reduce our cash flow.

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

As is the case with most businesses, we are subject to various governmental regulations, including specifically in our case regulations regarding rent-to-own transactions. Currently, 47 states, the District of Columbia and Puerto Rico have passed laws regulating rental purchase transactions and another state that has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of nine states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Several states also effectively regulate rental purchase transactions under other consumer protection statutes. We are currently subject to litigation alleging that we have violated some of these statutory provisions.

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

Our financial services business is subject to federal statutes and regulations such as the USA Patriot Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, and similar state laws. In addition, 34 states and the District of Columbia provide safe harbor regulations for short term consumer lending, and two additional states permit short term consumer lending by licensed dealers. Safe harbor regulations typically set maximum fees, size and length of the loans. Congress and/or the various legislatures in the states where we currently intend to offer financial services products may adopt new legislation or amend existing legislation with respect to our financial services business that could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.

Our business depends on a limited number of key personnel. The loss of any one of these individuals could disrupt our business.

Our continued success is highly dependent upon the personal efforts and abilities of our executive management. While we do have an employment agreement with Mark E. Speese, our Chairman of the Board and Chief Executive Officer, we do not have employment contracts with any other members of executive management, including Mitchell E. Fadel, our President and Chief Operating Officer. In addition, we do not maintain key-person insurance on the lives of any of these officers and the loss of any one of them could disrupt our business.

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

We have completed documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. For the year ended December 31, 2006, our management has determined that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Please refer to management’s annual report on internal control over financial reporting, and the report by Grant Thornton LLP, which appear later in this report. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease space for substantially all of our stores and service center locations, as well as our current corporate and regional offices, under operating leases expiring at various times through 2015. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,500 to 24,000 square feet, and average approximately 4,600 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our headquarters, including Get It Now and ColorTyme, are each currently located at 5700 Tennyson Parkway, Plano, Texas, and consist of approximately 121,270 square feet.

In December 2005, we acquired approximately 15 acres of land located in Plano, Texas, on which we are building a new corporate headquarters facility. The purchase price for the land was approximately $5.2 million. Total building costs, including furnishings and technology infrastructure, are expected to be in the range of $30.0-$32.0 million, and construction began in January 2006. Building costs have been paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed and our corporate headquarters relocated during the first quarter of 2007. We are financing this project from cash flow generated from operations. As of December 31, 2006, we have spent approximately $21.5 million in construction costs and expect to spend the remaining $8.5-$10.5 million by the end of the first quarter of 2007. Our remaining lease obligation on our existing location, as of the estimated move date, will be approximately $4.3 million. We are attempting to sublease some or all of the space at our current location to offset the remaining lease obligation.

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

Legal Proceedings

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We account for our litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that we accrue for losses that are both probable and reasonably estimable.

As of December 31, 2006, we had accrued $77.0 million relating to probable losses for our outstanding litigation as follows:

Perez Matter	$58.00 million
California Attorney General Settlement	10.35 million
Burdusis/French/Corso Settlement	4.95 million
Other Litigation	2.25 million
Anticipated Legal Fees and Expenses	1.45 million

Total Accrual	$77.00 million

We continue to monitor our litigation exposure, and will review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements” regarding our process for evaluating our litigation reserves. Except as described below, we are not currently a party to any material litigation and, other than as set forth above, we have not established any other reserves for our outstanding litigation.

Colon v. Thorn Americas, Inc.  The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition in 1998. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide us immunity from suit for other statutory violations. The plaintiff alleges we have a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of payment records. In the prayer for relief, the plaintiff requests class certification, injunctive relief requiring us to cease certain marketing practices and price our rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by us in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.

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

From June 2003 until May 2005, there was no activity in this case. On May 18, 2005, we filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff opposed our motion to dismiss the case and asked the court to grant it an opportunity to find a substitute class representative in the event the court determined Ms. Colon was no longer adequate. On January 17, 2006, the court issued an order denying our motion to dismiss, but indicated that Ms. Colon was not a suitable class representative and noted that no motion to intervene to add additional class representatives had been filed. On March 14, 2006, plaintiffs’ counsel filed a motion seeking leave to intervene Shaun Kelly as an additional class representative. In response to plaintiffs’ motion, the court ordered the parties to confer regarding a possible mediation and ruled that we could depose Mr. Kelly before filing any objection to his intervention. Plaintiffs’ counsel has not responded to our repeated requests to schedule Mr. Kelly’s deposition or schedule a mediation. Accordingly, on January 30, 2007, we filed a notice pursuant to the applicable rules requiring plaintiff to serve notice of its intent to proceed with its case within 90 days. The plaintiff’s failure to serve this notice will constitute a basis for a motion to dismiss the action for unreasonably neglecting to proceed. If the plaintiff does fail to serve the required notice, we intend to file such a motion to dismiss as soon as possible thereafter. If the court ultimately allows Mr. Kelly to intervene and enters a final certification order, we intend to pursue an interlocutory appeal of such certification order.

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

California Attorney General Inquiry.  We reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers (i) who entered into rental purchase agreements and acquired ownership of property under those rental purchase agreements between November 1, 2004 and November 16, 2006, (ii) who entered into rental purchase agreements between November 1, 2004 and November 16, 2006, and that were still active as of November 16, 2006, or (iii) who purchased new memberships in the Rent-A-Center Preferred Customer Club between November 1, 2004 and November 16, 2006. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We are in the process of selecting a settlement administrator to implement the restitution program and expect to fund the restitution account in the second quarter of 2007. We also entered into an injunction (a) limiting the cash price, total of payments and purchase option price in future rental purchase agreements to the specified limits on prices set forth in the recent amendment to the Karnette Rental-Purchase Act, which became effective as of January 1, 2007, and (b) governing certain business practices with respect to our club program. In addition, we will cause the reserve amount in the Griego settlement fund to be paid to the Attorney General. Finally, we agreed to a civil penalty in the amount of $750,000. Under the terms of the settlement, any unclaimed restitution funds at the conclusion of the restitution period will be paid to the Attorney General, and made available for a limited period of time to resolve any similar claims filed against us by our customers. In connection with the settlement, we did not admit liability for our past business practices in California. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.

Hilda Perez v. Rent-A-Center, Inc., et al.  On March 15, 2006, we were notified that the Supreme Court of New Jersey reinstated claims made by the plaintiff in a matter styled Hilda Perez v. Rent-A-Center, Inc. The matter is a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey on March 21, 2003, arising out of several rent-to-own contracts Ms. Perez entered into with us. The requested class period is April 23, 1999 to March 17, 2006.

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

On March 15, 2006, the Supreme Court of New Jersey reversed the judgment of the trial court and the Appellate Division and remanded the case to the trial court for reinstatement of Perez’s complaint and for further proceedings. In its decision, the Supreme Court held that rent-to-own contracts in New Jersey are “retail installment contracts” under RISA, and that RISA incorporates the 30% interest rate cap in New Jersey’s criminal usury statute. The court rejected our legal arguments and reinstated Perez’s claims under RISA and the CFA. We filed a motion for reconsideration with the Supreme Court of New Jersey, and in response, the court issued an order on July 10, 2006 stating that the March 15, 2006 decision is prospective, except that it applies to plaintiff and, if the trial court certifies a class, to the members of the class. On January 8, 2007, the United States Supreme Court denied our writ of certiorari. A hearing on class certification is currently scheduled for April 5, 2007.

In light of the Supreme Court of New Jersey’s decision in March 2006, we addressed the impact of the decision on our operations in New Jersey and implemented certain changes to mitigate that impact. We currently operate 43 stores in New Jersey and estimate that we entered into approximately 294,000 rent-to-own contracts in New Jersey from April 23, 1999 to March 17, 2006, at which date we changed our business practices. We estimate the average amount paid on these agreements is approximately $840.

We intend to continue vigorously defending ourselves in this matter, while exploring opportunities to resolve it on reasonable terms. No class has been certified by the trial court and no finding of liability or damages has been made by the court against us. Nevertheless, we believe that a loss with respect to this matter is probable and, accordingly, we recorded a pre-tax charge of $58.0 million in the fourth quarter of 2006, an amount we believe is the appropriate accounting charge for this matter at this time. In evaluating whether a charge was required and, if so, the amount of such charge, the significant factors we considered included (i) the status of the case to date, including the ruling by the New Jersey Supreme Court that our rental purchase agreements constituted retail installment contracts under RISA and the denial of the writ for certiorari by the Supreme Court of the United States, (ii) our experience in similar matters in New Jersey and other jurisdictions, (iii) damage theories proposed by the plaintiffs and their experts in the matter, (iv) damage theories proposed by our experts in the matter, (v) our belief as to the relative strength of the parties’ arguments with respect to calculating damages, (vi) our analysis of our database of information relating to the rental purchase agreements included within the putative class, (vii) the pending class certification motion, (viii) settlement discussions with the plaintiffs in the matter, and (ix) our incurred and expected legal expenses to date on the matter. Based on our review and analysis of this matter, we believe the pre-tax charge of $58.0 million was appropriate.

Due, in part, to the inherent uncertainty as to how damages will be calculated by a court in New Jersey in this matter, we are unable to estimate the range of reasonably possible loss in this matter, and there can be no assurance that the amount of the loss ultimately incurred in this matter will not be greater than the amount recorded at this time. We intend to adjust this reserve in the future as the case develops and circumstances warrant. The resolution of this matter could have a material and adverse impact on our financial position and cash flow.

State Wage and Hour Class Actions

We are currently subject to various material actions pending against us in the state of California, all of which allege we violated the wage and hour laws of such state.

Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc.  As previously announced on August 10, 2006, we have reached a settlement with the plaintiffs to resolve the Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. and Kris Corso, et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by us of certain wage and hour laws of California. Under the terms of the settlement, which has now been documented and approved by the court, we anticipate that we will pay an aggregate of $4.95 million in cash, including plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from August 1998 through November 9, 2006. We intend to fund the entire settlement amount in March 2007. In connection with the settlement, we did not admit liability for our wage and hour practices in California. We recorded a pre-tax expense of $4.95 million in the third quarter of 2006 to account for the aforementioned settlement amount and attorneys’ fees.

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

We estimate that the class includes approximately 950 store managers employed by us in California since September 1998. From September 1998 through December 31, 2006, we operated an average of 140 stores in California each year during that period. Equivalent hourly rates for annual salaries paid to the class members ranged from approximately $16.83-$31.25 per hour based on a 40 hour work week. Plaintiffs assert that store managers were required to work approximately 10-20 hours of overtime per week. Overtime wages would be calculated at 1.5 times the hourly rate. In addition, California law provides for a waiting time penalty of up to thirty days’ wages when an employer willfully fails to pay any compensation due to an employee upon separation.

The court’s class certification ruling is procedural only and does not address the merits of plaintiffs’ claims. We believe that class certification was improper and that our store managers are properly classified as exempt from overtime. We intend to file a motion for class de-certification at the appropriate time. In addition, we continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves as this matter progresses. We cannot assure you, however, that we will be found to have no liability in these matters.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported.

2006	High	Low

Fourth Quarter	$31.00	$26.58
Third Quarter	29.95	22.03
Second Quarter	28.46	22.66
First Quarter	26.15	18.20

2005	High	Low

Fourth Quarter	$20.36	$14.90
Third Quarter	24.36	17.91
Second Quarter	27.75	22.36
First Quarter	27.89	24.08

As of February 23, 2007, there were approximately 62 record holders of our common stock.

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

Cash dividend payments are subject to the restrictions in our senior credit facilities and the indenture governing our subordinated notes. These restrictions would not currently prohibit the payment of cash dividends. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facilities” on page 41 of this report for further discussion of such restrictions.

Under our common stock repurchase program, we are authorized to repurchase up to $400.0 million in aggregate purchase price of our common stock. As of December 31, 2006, we had repurchased $360.8 million in aggregate purchase price of our common stock under our stock repurchase program. For the year ended December 31, 2006, we repurchased 202,800 shares of our common stock in aggregate purchase price of $4.7 million, of which no repurchases were made in the fourth quarter of 2006.

Stock Performance Graph

The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Market Index and Rent-A-Center’s Peer Group Index. The Peer Group Index consists of Aaron Rents, Inc. and Rent-Way, Inc. Rent-Way was acquired by Rent-A-Center on November 15, 2006. The graph assumes $100 was invested on December 31, 2001 and dividends, if any, were reinvested for all years ending December 31.

Item 6.	Selected Financial Data

The selected financial data presented below for the five years ended December 31, 2006 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm. All prices and amounts have been adjusted to reflect the 5-for-2 split of our common stock effected in August 2003. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2006		2005		2004		2003	2002
	(In thousands, except per share data)

Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,174,239	(1)	$2,084,757		$2,071,866		$1,998,952	$1,828,534
Merchandise sales	175,954		177,292		166,594		152,984	115,478
Installment sales	26,877		26,139		24,304		22,203	6,137
Other	15,607		7,903		3,568		3,083	2,589
Franchise
Merchandise sales	36,377		37,794		41,398		45,057	51,514
Royalty income and fees	4,854		5,222		5,525		5,871	5,792

Total revenue	2,433,908		2,339,107		2,313,255		2,228,150	2,010,044
Operating expenses
Direct store expenses
Cost of rentals and fees	476,462	(1)	452,583		450,035		432,696	383,400
Cost of merchandise sold	131,428		129,624		119,098		112,283	84,628
Cost of installment sales	11,346		10,889		10,512		10,639	3,776
Salaries and other expenses	1,385,437	(2)	1,358,760	(5)	1,277,926		1,180,115	1,070,265
Franchise cost of merchandise sold	34,862		36,319		39,472		43,248	49,185

	2,039,535		1,988,175		1,897,043		1,778,981	1,591,254
General and administrative expenses	93,556		82,290		75,481		66,635	63,296
Amortization of intangibles	5,573		11,705	(6)	10,780		12,512	5,045
Litigation expense (reversion)	73,300	(3)	(8,000	)(7)	47,000	(10)	—	—
Restructuring charge	—		15,166	(8)	—		—	—

Total operating expenses	2,211,964		2,089,336		2,030,304		1,858,128	1,659,595

Operating profit	221,944		249,771		282,951		370,022	350,449
Income from sale of charged off accounts	—		—		(7,924	)(11)	—	—
Finance charges from refinancing	4,803	(4)	—		4,173		35,260	—
Interest expense, net	53,003		40,703		35,323		43,932	62,006

Earnings before income taxes	164,138		209,068		251,379		290,830	288,443
Income tax expense	61,046		73,330	(9)	95,524		109,334	116,270

Item 6. Selected Financial Data — Continued
	Year Ended December 31,
	2006		2005	2004	2003	2002
	(In thousands, except per share data)

NET EARNINGS	103,092		135,738	155,855	181,496	172,173
Preferred dividends	—		—	—	—	10,212

Net earnings allocable to common stockholders	$103,092		$135,738	$155,855	$181,496	$161,961

Basic earnings per common share	$1.48		$1.86	$1.99	$2.16	$2.20

Diluted earnings per common share	$1.46		$1.83	$1.94	$2.08	$1.89

Consolidated Balance Sheet Data
Rental merchandise, net	$1,056,233	(12)	$750,680	$759,111	$680,700	$631,724
Intangible assets, net	1,281,597		929,326	922,404	797,434	743,852
Total assets	2,740,956	(12)	1,948,664	1,967,788	1,831,302	1,626,652
Total debt	1,293,278		724,050	708,250	698,000	521,330
Total liabilities(13)	1,797,997	(12)	1,125,232	1,173,517	1,036,472	784,252
Stockholders’ equity	942,959	(12)	823,432	794,271	794,830	842,400
Operating Data (Unaudited)
Stores open at end of period	3,406		2,760	2,875	2,648	2,407
Comparable store revenue growth (decrease)(14)	1.9%		(2.3)%	(3.6)%	3.0%	6.0%
Weighted average number of stores	2,848		2,844	2,788	2,560	2,325
Franchise stores open at end of period	282		296	313	329	318

(1)	Includes the effects of adopting SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(2)	Includes the effects of adopting SFAS 123R, “Share-Based Payment,” of approximately $7.8 million of pre-tax expense related to stock options and restricted stock units granted.

(3)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation, the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General and the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation reserve with respect to the Perez case.

(4)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 and the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(5)	Includes the effects of $5.2 million in charges recorded in the third and fourth quarters of 2005 as a result of Hurricanes Katrina, Rita and Wilma. These charges were primarily related to the disposal of inventory and fixed assets.

(6)	Includes the effects of $3.7 million in goodwill impairment charges recorded in the third quarter of 2005 as result of Hurricane Katrina.

(7)	Includes the effect of a pre-tax legal reversion of $8.0 million recorded in the first quarter of 2005 associated with the settlement of a class action lawsuit in the state of California.

(8)	Includes the effects of a $15.2 million pre-tax restructuring expense as part of the store consolidation plan announced September 6, 2005.

(9)	Includes the effects of a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(10)	Includes the effects of a pre-tax legal settlement charge of $47.0 million recorded in the third quarter of 2004 associated with the settlement of a class action lawsuit in the state of California.

(11)	Includes the effects of $7.9 million in pre-tax income associated with the 2004 sale of previously charged off accounts.

(12)	Includes the effects of adopting SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, of a $4.2 million increase in accounts receivable, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million related to adjustments for deferred revenue and a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adjustments for property taxes.

(13)	In accordance with the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, total liabilities also includes redeemable convertible voting preferred stock for the years ended December 31, 2002 through December 31, 2005.

(14)	Comparable store revenue growth for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the largest rent-to-own operator in the United States with an approximate 41% market share based on store count. At December 31, 2006, we operated 3,406 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by our subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores located in Canada operated by our subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2006, ColorTyme had 282 franchised rent-to-own stores in 38 states, all of which operated under the ColorTyme name.

Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need, or who simply desire to rent, rather than purchase, the merchandise. Rental payments are made generally on a weekly basis and, together with applicable fees, constitute our primary revenue source.

Our expenses primarily relate to merchandise costs and the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, advertising expenses, lost, damaged, or stolen merchandise, fixed asset depreciation, and corporate and other expenses.

In 2005, we began offering financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services in some of our existing rent-to-own stores under the trade name “Cash AdvantEdge.” As of December 31, 2006, we offered some or all of these financial services products in 150 Rent-A-Center store locations in 14 states. We expect to offer such financial services products in approximately 350 to 400 Rent-A-Center store locations by the end of 2007.

We plan to continue growing through selective and opportunistic acquisitions of existing rent-to-own stores and development of new rent-to-own stores, as well as by offering other products and services, including financial services products, which are designed to appeal to our customer demographic.

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

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	our ability to enhance the performance of acquired stores, including the Rent-Way stores recently acquired;

•	our ability to control store level costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in our debt ratings;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation, including, without limitation, the Perez case; and

•	the other risks detailed from time to time in our SEC reports.

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

Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.

Self-Insurance Liabilities.  We have self-insured retentions with respect to losses under our workers’ compensation, general liability and auto liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.

Over the previous 10 years, our loss exposure has increased, primarily as a result of our growth. We continually institute procedures to manage our loss exposure and increases in health care costs through a greater focus on the risk management function, a transitional duty program for injured workers, ongoing safety and accident prevention training, and various programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions, including our assumptions related to our loss forecasts and estimates, using updated actuarial loss forecasts and currently valued third party claim administrator loss estimates. At that time, we evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed based upon such review. During the second quarter of 2006, we refined the process in which we determine the net amount accrued for losses within our self-insured retentions based on our actual loss experience. Prior to the quarter ended June 30, 2006, we used only general industry loss development factors in developing our estimate. Beginning with the quarter ended June 30, 2006, we also use company specific development factors developed by independent actuaries and based on our loss experience to determine our reserves.

As of December 31, 2006, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $97.7 million, as compared to $90.4 million at December 31, 2005. The increase in the net amount accrued for the 2006 period is a result of an estimate for new claims expected for the current policy period, and the net effect of prior period claims which have closed or for which additional development or changes in estimates have occurred. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

Litigation Reserves.  We are the subject of litigation in the ordinary course of our business. Our litigation involves, among other things, actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. In preparing our financial statements at a given point in time, we account for these contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which requires that we accrue for losses that are both probable and reasonably estimable.

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

As of December 31, 2006, we had accrued $77.0 million relating to probable losses for our outstanding litigation as follows:

Perez Matter	$58.00 million
California Attorney General Settlement	10.35 million
Burdusis/French/Corso Settlement	4.95 million
Other Litigation	2.25 million
Anticipated Legal Fees and Expenses	1.45 million

Total Accrual	$77.00 million

At December 31, 2005, we had accrued $4.5 million, of which $1.9 million was related to the settlement of the Pucci/Chess matter (which was funded in February 2006), approximately $1.3 million related to the settlement of the Rose/Madrigal matters (which was funded in May 2006), and an additional $1.3 million for anticipated legal fees and expenses with respect to our other outstanding litigation.

As with most litigation, the ultimate outcome of our pending litigation is uncertain. Our estimates with respect to accrual for our litigation expenses reflect our judgment as to the appropriate accounting charge at the end of a period under SFAS No. 5 and FIN 14. Factors that we consider in evaluating our litigation reserves include:

•	the procedural status of the matter;

•	our views and the views of our counsel as to the probability of a loss in the matter;

•	the relative strength of the parties’ arguments with respect to liability and damages in the matter;

•	anticipated legal fees with respect to our intended defense of the matter;

•	settlement discussions, if any, between the parties;

•	how we intend to defend ourselves in the matter; and

•	our experience.

Significant factors that may cause us to increase or decrease our accrual with respect to a matter include:

•	judgments or finding of liability against us in the matter by a trial court;

•	the granting of, or declining to grant, a motion for class certification in the matter;

•	definitive decisions by appellate courts in the requisite jurisdiction interpreting or otherwise providing guidance as to applicable law;

•	anticipated increases or decreases in legal defense costs;

•	the payment of defense costs;

•	favorable or unfavorable decisions as the matter progresses;

•	settlements agreed to in principle by the parties in the matter, subject to court approval; and

•	final settlement of the matter.

We continue to monitor our litigation costs and review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation could affect our assumptions and thus, our accrual.

Income Tax Reserves.  We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax exposure each quarter based on the information available to us, and establishing reserves in accordance with the criteria for accrual under SFAS No. 5. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions taken. We consult with external tax advisers in reaching our conclusions. At December 31, 2006, we had accrued $7.1 million relating to our contingent liabilities for income taxes, as compared to $4.9 million at December 31, 2005.

If we make changes to our accruals in any of the foregoing areas in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and, similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.1 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.

Stock-Based Compensation Expense.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method, which requires that the measurement and recognition of share-based payment awards to our employees and directors be made at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options are valued using the binomial method pricing model with the following weighted average assumptions: expected volatility of 24.14% to 52.55%, a risk-free interest rate of 4.36% to 4.41%, no dividend yield, and an expected life of 4.20 years. During the year ended December 31, 2006, we recognized $7.8 million in pre-tax compensation expense from stock options.

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

Revenue.  Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term and merchandise sales revenue is recognized when the customer exercises its purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue is accrued for uncollected amounts due based on historical collection experience. However, the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and we cannot enforce collection for non-payment of rents. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts. The revenue from our financial services is recorded depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time of the transactions.

Franchise Revenue.  Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

Depreciation of Rental Merchandise.  Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. We depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. On computers that are 27 months old or older and which have become idle, depreciation is recognized using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 36 months. The purpose is to better reflect the depreciable life of a computer in our stores and to encourage the sale of older computers.

Cost of Merchandise Sold.  Cost of merchandise sold represents the book value net of accumulated depreciation of rental merchandise at time of sale.

Salaries and Other Expenses.  Salaries and other expenses include all salaries and wages paid to store level employees, together with district managers’ salaries, travel and occupancy, including any related benefits and taxes, as well as all store level general and administrative expenses and selling, advertising, insurance, occupancy, delivery, fixed asset depreciation and other operating expenses.

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

	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
	(Company-owned stores only)			(Franchise operations only)

Revenues
Rentals and fees	90.9%	90.8%	91.4%	—%	—%	—%
Merchandise Sales	8.5	8.9	8.4	88.2	87.9	88.2
Other/Royalty income and fees	0.6	0.3	0.2	11.8	12.1	11.8

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Cost of rentals and fees	19.9%	19.7%	19.9%	—%	—%	—%
Cost of merchandise sold	6.0	6.1	5.7	84.6	84.4	84.1
Salaries and other expenses	57.9	59.2	56.4	—	—	—

	83.8	85.0	82.0	84.6	84.4	84.1
General and administrative expenses	3.9	3.5	3.2	9.1	6.6	6.3
Amortization of intangibles	0.2	0.5	0.5	0.4	0.7	0.6
Litigation expense (reversion)	3.1	(0.3)	—	—	—	—
Restructuring charge	—	0.7	2.1	—	—	—

Total operating expenses	91.0	89.4	87.8	94.1	91.7	91.0

Operating profit	9.0	10.6	12.2	5.9	8.3	9.0
Interest, net and other income	2.4	1.8	1.4	(1.4)	(1.0)	(0.9)

Earnings before income taxes	6.6%	8.8%	10.8%	7.3%	9.3%	9.9%

2006 Overview

Total revenue for the year ended December 31, 2006 increased, while net earnings decreased from the prior year primarily due to litigation expenses coupled with the effects of refinancing our senior debt in the third and fourth quarters of 2006. We generated $173.1 million in operating cash flow, with $92.3 million in cash on hand at

December 31, 2006. Same store revenues for the twelve month period ended December 31, 2006 increased 1.9%, compared to a decrease of 2.3% for the twelve month period ended December 31, 2005. In addition, we repurchased 202,800 shares of our common stock for an aggregate of $4.7 million.

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

On August 7, 2006, we announced that we entered into a definitive agreement to acquire Rent-Way, Inc. for $10.65 in cash per share of Rent-Way common stock. Rent-Way operated 782 stores in 34 states. The agreement also provided that each holder of options of Rent-Way would receive an amount equal to the difference between $10.65 and the exercise price of the option.

On November 15, 2006, we entered into an amended and restated credit agreement, which represented a refinancing of our senior secured debt and provided for a new $1,322.5 million senior credit facility, consisting of $922.5 million in term loans and a $400 million revolving credit facility. On that date, we drew down approximately $600.3 million in term loans and utilized the proceeds to finance the acquisition of Rent-Way for an aggregate purchase price of $622.5 million, which included direct transaction costs of approximately $7.4 million. In connection with the closing of the refinancing, we recorded a charge in the fourth quarter of approximately $2.6 million to expense the remaining unamortized balance of financing costs in connection with our previous senior credit facilities.

2005 Overview

Store Consolidation Plan

On September 6, 2005, we announced our plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores included 114 stores that we intended to close and merge with our existing stores and up to 48 additional stores that we intended to sell, merge with a potential acquisition or close by December 31, 2005. Since September 30, 2005, we have closed and merged all of the 114 stores identified to be merged with existing locations, sold 37 and closed and merged one of the additional 48 stores in the plan. We will continue operations in the 10 remaining stores.

We estimated that we would incur restructuring expenses in the range of $12.1 million to $25.1 million, to be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. The following table presents the original range of estimated charges and the total store consolidation plan charges recorded through December 31, 2006. All expenses associated with the store consolidation plan have been recorded.

		Expenses Recognized
	Closing Plan Estimate	Through 2006
	(In thousands)

Lease obligations	$8,661 - $13,047	$9,245
Fixed asset disposals	2,630 - 4,211	3,358
Net proceeds from stores sold	—	(3,000)
Other costs(1)	830 - 7,875	4,822

Total	$12,121 - $25,133	$14,425

(1)	Goodwill impairment charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.

The following table shows the changes in the accrual balance from December 31, 2005 to December 31, 2006, relating to our store consolidation plan.

	December 31, 2005	Charges to	Cash	December 31, 2006
	Balance	Expense	Payments	Balance
		(In thousands)

Lease obligations	$5,364	$—	$(4,073)	$1,291
Other costs	91	—	(91)	—

Total	$5,455	$—	$(4,164)	$1,291

The total amount of cash used in the store consolidation plan through December 31, 2006 was approximately $8.0 million. We expect to use approximately $1.3 million cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.

Effects of Hurricanes Katrina, Rita and Wilma.

During the last six months of 2005, we recorded pre-tax expenses of approximately $8.9 million related to the damage caused by Hurricanes Katrina, Rita and Wilma. These costs relate primarily to goodwill impairment of approximately $3.7 million and a combined loss of approximately $5.2 million for inventory and fixed assets written off.

Comparison of the Years ended December 31, 2006 and 2005

Store Revenue.  Total store revenue increased by $96.6 million, or 4.2%, to $2,392.7 million in 2006 from $2,296.1 million in 2005. The increase in total store revenue was primarily attributable to approximately $94.5 million in incremental revenue from new stores and acquisitions, which was primarily the Rent-Way acquisition, net of stores sold, during 2006 as compared to 2005, as well as an increase in same store sales of 1.9%.

Same store revenues represent those revenues earned in 2,095 stores that were operated by us for each of the entire twelve month periods ended December 31, 2006 and 2005, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $33.2 million, or 1.9%, to $1,786.7 million in 2006 as compared to $1,753.5 million in 2005. This increase in same store revenues was primarily attributable to our change in promotional activities, product mix and an increase in the number of units on rent during 2006 as compared to 2005.

Franchise Revenue.  Total franchise revenue decreased by $1.8 million, or 4.1%, to $41.2 million in 2006 as compared to $43.0 million in 2005. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in 2006 as compared to 2005 due to 17 fewer new stores in 2006.

Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs which began in 2004. Cost of rentals and fees for 2006 increased by $23.9 million, or 5.3%, to $476.5 million in 2006 as compared to $452.6 million in 2005. This increase is a result of an increase in rental revenue for 2006 compared to 2005. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue was 21.9% in 2006 as compared to 21.7% in 2005.

Cost of Merchandise Sold.  Cost of merchandise sold increased by $1.8 million, or 1.4%, to $131.4 million for 2006 from $129.6 million in 2005. This slight increase was primarily a result of an increase in the number of items sold during 2006 as compared to 2005. The gross margin percent of merchandise sales decreased slightly to 25.3% in 2006 from 26.9% in 2005.

Salaries and Other Expenses.  Salaries and other expenses increased by $26.7 million, or 2.0%, to $1,385.4 million in 2006 as compared to $1,358.7 million in 2005. The increase was primarily the result of an increase in salaries and wages of $16.6 million, occupancy costs of $4.1 million, utility costs of $3.5 million and fuel expenses relating to product deliveries of $2.3 million. Salaries and other expenses expressed as a percentage of total store revenue decreased to 57.9% in 2006 from 59.2% in 2005. This percentage decrease during 2006 as compared to 2005 was attributable to the increase in same store sales coupled with the 2005 store consolidation plan, which reduced the number of stores and associated operating expenses.

Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold decreased by $1.5 million, or 4.0%, to $34.9 million in 2006 from $36.3 in 2005. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in 2006 as compared to 2005 due to a 17 fewer stores in 2006.

General and Administrative Expenses.  General and administrative expenses increased by $11.3 million, or 13.7%, to $93.6 million in 2006 as compared to $82.3 million in 2005. General and administrative expenses expressed as a percent of total revenue increased to 3.8% in 2006 from 3.5% in 2005. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores, as well as operating expenses associated with the Rent-Way corporate office.

Amortization of Intangibles.  Amortization of intangibles decreased by $6.1 million or 52.4%, to $5.6 million for 2006 from $11.7 million in 2005. This decrease was primarily attributable to the completed customer relationship amortization from previous acquisitions, including the acquisitions of Rainbow Rentals and Rent-Rite in 2004.

Operating Profit.  Operating profit decreased by $27.8 million, or 11.1%, to $221.9 million in 2006 as compared to $249.8 million in 2005. Operating profit as a percentage of total revenue decreased to 9.1% in 2006 from 10.7% in 2005. This decrease was primarily attributable to an increase in pre-tax litigation expense of $73.3 million, offset by same store revenues and salaries and other expenses as discussed above.

Income Tax Expense.  Income tax expense decreased by $12.3 million, or 16.8%, to $61.0 million in 2006 as compared to $73.3 million in 2005. This decrease is primarily attributable to a decrease in earnings before taxes for 2006 as compared to 2005, offset by an increase in our overall effective tax rate to 37.19% for 2006 as compared to 35.07% for 2005. The 2005 rate included the reversal of a $3.3 million state tax reserve in connection with a change in estimate related to potential loss exposures and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns in 2005.

Interest expense.  Interest expense increased by $12.4 million, or 26.8%, to $58.6 million in 2006 as compared to $46.2 million in 2005. This increase was primarily attributable to increased borrowings under our revolving credit facility during 2006 as compared to 2005, an increase in senior debt associated with the Rent-Way acquisition, as well as an increase in our weighted average interest rate to 7.65% in 2006 as compared to 6.81% in 2005 due to an increase in the Eurodollar and prime interest rates in 2006.

Net Earnings.  Net earnings decreased by $32.6 million, or 24.1%, to $103.1 million in 2006 as compared to $135.7 million in 2005. This decrease was primarily attributable to the increase in litigation expense in 2006 versus 2005, offset by same store revenues and salaries and other expenses as discussed above.

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

Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs which began in 2004. Cost of rentals and fees in 2005 increased by

$2.6 million, or 0.6%, to $452.6 million as compared to $450.0 million in 2004. This increase is a result of an increase in store rental revenue in 2005 compared to 2004. Depreciation of rental merchandise expressed as a percentage of store rentals and fees revenue was constant at 21.7% for 2005 and 2004.

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

Salaries and Other Expenses.  Salaries and other expenses increased by $80.8 million, or 6.3% to $1,358.7 million in 2005 as compared to $1,277.9 million in 2004. The increase was primarily the result of an increase in salaries and wages of $14.5 million, an increase in occupancy costs of $9.2 million, higher fuel expenses relating to product deliveries of $5.4 million, an increase in utility costs of $4.0 million, as well as the impact of inventory and fixed assets written-off of $8.9 million due to Hurricanes Katrina, Rita and Wilma. Salaries and other expenses expressed as a percentage of total store revenue increased to 59.2% in 2005 from 56.4% in 2004. This percentage increase was primarily attributable to the decrease in same store sales during 2005 as compared to 2004.

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

General and Administrative Expenses.  General and administrative expenses increased by $6.8 million, or 9.0%, to $82.3 million in 2005 as compared to $75.5 million in 2004. General and administrative expenses expressed as a percent of total revenue increased to 3.5% in 2005 from 3.3% in 2004. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support current and future growth, including our plans to expand into complimentary lines of business in our rent-to-own stores.

Amortization of Intangibles.  Amortization of intangibles increased by $925,000, or 8.6%, to $11.7 million for 2005 from $10.8 million in 2004. This increase was primarily attributable to the impairment charges recorded in connection with our store closing plan and stores that closed due to Hurricane Katrina offset by completed customer relationship amortization associated with previous acquisitions, such as the 295 Rent-Way stores acquired in 2004 and the Rainbow and Rent-Rite acquisitions.

Operating Profit.  Operating profit decreased by $33.2 million, or 11.7%, to $249.8 million in 2005 as compared to $283.0 million in 2004. Operating profit as a percentage of total revenue decreased to 10.7% in 2005 from 12.2% in 2004. These decreases were primarily attributable to the decrease in same store sales and the increase in salaries and other expenses during 2005 versus 2004 as discussed above.

Income Tax Expense.  Income tax expense decreased by $22.2 million, or 23.2%, to $73.3 million in 2005 as compared to $95.5 million in 2004. This decrease is primarily attributable to a decrease in earnings before taxes for 2005 as compared to 2004, in addition to a decrease in our overall effective tax rate to 35.07% for 2005 as compared to 38.00% for 2004. The rate decrease was the result of the reversal of a $3.3 million state tax reserve in connection with a change in estimate related to potential loss exposures and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns.

Net Earnings.  Net earnings decreased by $20.1 million, or 12.9%, to $135.7 million in 2005 as compared to $155.8 million in 2004. This decrease was primarily attributable to the decrease in same store sales, the impact of expenses related to our store consolidation plan and the increase in salaries and other expenses during 2005 versus 2004 as discussed above, offset by a pre-tax litigation reversion of $8.0 million and the tax credits discussed above.

Quarterly Results

The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2006
Revenues	$606,975		$583,623	$587,184		$656,126	(4)
Operating profit(1)	75,484		75,193	51,871	(2)	19,396	(4)(5)
Net earnings	40,328		39,843	25,241	(3)	(2,320	)(6)
Basic earnings per common share	$0.58		$0.57	$0.36		$(0.03)
Diluted earnings per common share	$0.57		$0.56	$0.36		$(0.03)
Year ended December 31, 2005
Revenues	$601,809		$580,578	$573,507		$583,213
Operating profit	85,992		72,988	30,980	(8)	59,811
Net earnings	47,669	(7)	41,742	11,277		35,050	(9)
Basic earnings per common share	$0.64		$0.56	$0.15		$0.50
Diluted earnings per common share	$0.63		$0.55	$0.15		$0.50
Year ended December 31, 2004
Revenues	$585,380		$572,985	$569,607		$585,283
Operating profit	92,659		90,223	24,344	(10)	75,725
Net earnings	52,209		51,194	5,573		46,879
Basic earnings per common share	$0.65		$0.64	$0.07		$0.63
Diluted earnings per common share	$0.63		$0.62	$0.07		$0.61

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
	(As a percentage of revenues)

Year ended December 31, 2006
Revenues	100.0%	100.0%	100.0%		100.0	%(4)
Operating profit(1)	12.4	12.9	8.8	(2)	3.0	(4)(5)
Net earnings	6.6	6.8	4.3	(3)	(0.4	)(6)
Year ended December 31, 2005
Revenues	100.0%	100.0%	100.0%		100.0%
Operating profit	14.3	12.6	5.4	(8)	10.3
Net earnings	7.9 (7)	7.2	2.0		6.0	(9)
Year ended December 31, 2004
Revenues	100.0%	100.0%	100.0%		100.0%
Operating profit	15.8	15.7	4.3	(10)	12.9
Net earnings	8.9	8.9	1.0		8.0

(1)	Includes the effect of adopting SFAS 123R, “Share-Based Payment,” of approximately $7.8 million of pre-tax expense related to stock options and restricted stock units granted.

(2)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation and the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General.

(3)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 for the refinancing of our senior credit facilities.

(4)	Includes the effect of adopting SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(5)	Includes the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation reserve with respect to the Perez case.

(6)	Includes the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(7)	Includes the effects of a pre-tax legal reversion of $8.0 million associated with the settlement of a class action lawsuit in the state of California and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns.

(8)	Includes the effects of a $13.0 million pre-tax restructuring expense as part of our store consolidation plan and $7.7 million in pre-tax expenses related to the damage caused by Hurricanes Katrina and Rita.

(9)	Includes the effects of a $2.1 million pre-tax restructuring expense as part of our store consolidation plan, $1.1 million in pre-tax expenses related to the damage caused by Hurricanes Katrina, Rita and Wilma and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(10)	Includes the effects of a pre-tax legal settlement charge of $47.0 million associated with the settlement of a class action lawsuit in the state of California.

Liquidity and Capital Resources

For the year ended December 31, 2006, we generated approximately $187.4 million in operating cash flow. In addition to funding operating expenses, we used approximately $84.4 million in cash for capital expenditures, approximately $657.4 million in acquisitions of existing rent-to-own stores, of which $622.5 million was attributable to the Rent-Way acquisition, and approximately $4.7 million in common stock repurchases. We ended the year with approximately $92.3 million in cash and cash equivalents.

Cash provided by operating activities decreased by $537,000 to $187.4 million in 2006 from $187.9 million in 2005. This decrease is attributable to a decrease in net earnings offset by working capital changes, increased tax payments resulting from the reversal of the effect that the Job Creation and Workers Assistance Act of 2002 had on our cash flow as discussed under Deferred Taxes below and payments for litigation settlements.

Cash used in investing activities increased by $644.4 million to $740.4 million in 2006 from $96.0 million in 2005. This increase is primarily attributable to the acquisition of Rent-Way in November of 2006 and the construction of our new corporate headquarters building in 2006 as compared to 2005.

Cash provided by financing activities increased by $680.8 million to $587.8 million in 2006 from $93.1 million used in 2005. This increase is primarily related to the increases in borrowing under our senior credit facilities to fund the acquisition of Rent-Way, offset by a reduction of stock repurchases in 2006 as compared to 2005.

Liquidity Requirements.  Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation settlements or judgments and implementation of our growth strategies, including store acquisitions and expansion and investment in our financial services business. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation settlements or judgments, and our store expansion programs during the next twelve months. Our revolving credit facilities, including our $15.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $415.0 million, of which $254.1 million was available at February 23, 2007. At February 23, 2007, we had $40.1 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

If a change in control occurs, we may be required to offer to repurchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities restrict our ability to repurchase the subordinated notes, including in the event of a change in control. In addition, a change in control would result in an event of default under our senior credit facilities, which would allow our lenders to accelerate the indebtedness owed to them. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the subordinated notes, or that we would be able to obtain financing to do so on favorable terms, if at all.

Litigation.  As previously announced on August 10, 2006, we reached a settlement with the plaintiffs to resolve the Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. and Kris Corso, et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. Under the terms of the settlement, which has now been documented and approved by the court, we anticipate that we will pay an aggregate of $4.95 million in cash, including plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from August 1998 through November 9, 2006. We intend to fund the entire settlement amount in March 2007. We recorded a pre-tax expense of $4.95 million in the third quarter of 2006 to account for the aforementioned settlement amount and attorneys’ fees.

We reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. We also agreed to a civil penalty in the amount of $750,000, which was paid in February 2007. We expect to fund the restitution account in the second quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.

We believe that cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund the prospective settlements without adversely affecting our liquidity in a material way.

During the fourth quarter of 2006, we recorded a pre-tax expense of $58.0 million related to Hilda Perez v. Rent-A-Center, Inc., a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey which alleges that the rent-to-own contracts entered into by Perez and a class of similarly situated individuals violated New Jersey’s Retail Installment Sales Act (“RISA”) and New Jersey’s Consumer Fraud Act (“CFA”), because such contracts imposed a time price differential in excess of the 30% per annum interest rate permitted under New Jersey’s criminal usury statute. During the alleged class period, we entered into approximately 294,000 rent-to-own contracts in that state. As announced in March of last year, the Supreme Court of New Jersey held that rent-to-own contracts in New Jersey are “retail installment contracts” under RISA and that RISA incorporates the 30% interest rate cap in New Jersey’s criminal usury statute and remanded the matter to the trial court for further proceedings. Subsequently, the New Jersey Supreme Court denied our motion for reconsideration and on January 8, 2007, the United States Supreme Court denied our writ of certiorari. No class has been certified in this matter, and no finding of liability or damages against us has been made. Nevertheless, we believe that a loss with respect to this matter is probable and that the amount recorded reflects management’s belief as to the appropriate accounting charge for this matter at this time.

In evaluating whether a charge was required and, if so, the amount of such charge, the significant factors we considered included (i) the status of the case to date, including the ruling by the New Jersey Supreme Court that our rental purchase agreements constituted retail installment contracts under RISA and the denial of the writ for certiorari by the Supreme Court of the United States, (ii) our experience in similar matters in New Jersey and other jurisdictions, (iii) damage theories proposed by the plaintiffs and their experts in the matter, (iv) damage theories proposed by our experts in the matter, (v) our belief as to the relative strength of the parties’ arguments with respect to calculating damages, (vi) our analysis of our database of information relating to the rental purchase agreements included within the putative class, (vii) the pending class certification motion, (viii) settlement discussions with the plaintiffs in the matter, and (ix) our incurred and expected legal expenses to date on the matter. Based on our review and analysis of this matter, we believe the pre-tax charge of $58.0 million was appropriate.

Due, in part, to the inherent uncertainty at this time as to how damages may be determined by a court in New Jersey in this matter, we are unable to estimate the range of reasonably possible loss in this matter, and there can be no assurance that the amount of the loss ultimately incurred will not be greater than the amount recorded at this time.

We further intend to continue vigorously defending this matter, while exploring opportunities to resolve it on reasonable terms. We intend to adjust this reserve in the future as the case develops and circumstances warrant, and anticipate such adjustments occurring as rulings are made by the court on class certification, damages and the applicability of the CFA to these transactions. The resolution of this matter could have a material and adverse impact on our financial position and cash flow.

Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note L of our consolidated financial statements included herein.

Deferred Taxes.  On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30% of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70% of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from the resulting lower cash tax obligations in those prior years. Our operating cash flow increased by approximately $85.3 million through 2004, on a net cumulative basis, from the accelerated depreciation deductions on rental merchandise. The associated deferred tax liabilities now have begun to reverse, doing so over a three year period beginning in 2005. Approximately $14.1 million, or 16.5%, reversed in 2006 and approximately $67.0 million, or 79%, reversed in 2005. We expect that the remaining $4.2 million will reverse in 2007, which will result in additional cash taxes and a corresponding decrease in our deferred tax liabilities.

Rental Merchandise Purchases.  We purchased $759.2 million, $655.6 million, and $654.3 million of rental merchandise during the years 2006, 2005 and 2004, respectively.

Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $84.4 million, $60.2 million, and $72.1 million on capital expenditures in the years 2006, 2005 and 2004, respectively, and expect to spend approximately $75.0 million in 2007, which includes amounts we intend to spend with respect to expanding our financial services business and our new corporate headquarters facility as discussed below.

In December 2005, we acquired approximately 15 acres of land located in Plano, Texas, on which we are building a new corporate headquarters facility. The purchase price for the land was approximately $5.2 million. Total building costs, including furnishings and technology infrastructure, are expected to be in the range of $30.0-$32.0 million, and construction began in January 2006. Building costs have been paid on a percentage of completion basis throughout the construction period, and the building is expected to be completed and our corporate headquarters relocated during the first quarter of 2007. We are financing this project from cash flow generated from operations. As of December 31, 2006, we have spent approximately $21.5 million in construction costs and expect to spend the remaining $8.5-$10.5 million by the end of the first quarter of 2007. Our remaining lease obligation on our existing location, as of the estimated move date, will be approximately $4.3 million. We are attempting to sublease some or all of the space at our current location to offset the remaining lease obligation.

Acquisitions and New Store Openings.  During 2006, we continued our strategy of increasing our rent-to-own store base through opening new stores, as well as through opportunistic acquisitions. We spent approximately $657.4 million in cash acquiring stores and accounts in 39 separate transactions during 2006. Of this amount, $622.5 million related to the Rent-Way acquisition.

The table below summarizes the store growth activity for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Stores at beginning of period	2,760	2,875	2,648
New store openings	40	67	94
Acquired stores remaining open	646	44	191
Closed stores(1)
Merged with existing stores	25	170	48
Sold or closed with no surviving store	15	56	10

Stores at end of period	3,406	2,760	2,875

Acquired stores closed and accounts merged with existing stores	164	39	111
Total purchase price of acquisitions	$657.4 million	$38.3 million	$195.2 million(2)

(1)	Substantially all of the merged, sold or closed stores in 2005 relate to our store consolidation plan discussed in more detail on p. 33.

(2)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite.

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

Senior Credit Facilities.  On November 15, 2006, we entered into an amended and restated credit agreement among us, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and certain other banks and financial institutions or entities. This amended and restated credit agreement represents a refinancing of our then existing senior secured debt and provides for a new $1,322.5 million senior credit facility, consisting of a $197.5 million five-year term loan, with the loans thereunder being referred to by us as the “tranche A term loans,” a $725.0 million six-year term loan, with the loans thereunder being referred to by as the “tranche B term loans,” and a $400.0 million five-year revolving credit facility. On that date, we drew down approximately $600.3 million in term loans and utilized the proceeds to finance the acquisition of all of the outstanding capital stock of Rent-Way, repay the outstanding indebtedness of Rent-Way, and pay transaction expenses. The tranche A term loans will be payable in 19 consecutive quarterly installments equal to $2.5 million from December 31, 2006 through June 30, 2009, $5.0 million from September 30, 2009 through June 30, 2010 and $37.5 million from September 30, 2010 through June 30, 2011. The tranche B term loans will be repayable in 23 consecutive quarterly installments equal to approximately $1.8 million from December 31, 2006 through June 30, 2011 and approximately $172.6 million from September 30, 2011 through June 30, 2012. In connection with the closing of the refinancing, we recorded a charge in the fourth quarter of approximately $2.6 million relating to capitalized costs incurred in connection with our existing senior credit facilities.

The table below shows the scheduled maturity dates of our senior term loans outstanding at December 31, 2006.

Year Ending December 31,	(In thousands)

2007	$17,268
2008	17,268
2009	22,268
2010	92,268
2011	423,873
Thereafter	345,238

$918,183

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $109.9 million had been utilized as of February 23, 2007. As of February 23, 2007, $254.1 million was available under our revolving facility. The revolving credit facility expires in July 2011, the term loan A expires in June 2011 and term loan B expires in June 2012.

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 5.37% at December 31, 2006. At December 31, 2006, $22.0 million of the $63.0 million outstanding on the revolving facility was at the prime rate option. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility. At February 23, 2007, the total amount outstanding on our revolving facility was $36.0 million, of which $8.0 million was at the prime rate option, and $28.0 million was at the Eurodollar rate. The weighted average Eurodollar rate on our outstanding debt was 7.11% at February 23, 2007.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt in excess of $150 million at any one time outstanding;

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (subject to a restricted payments basket, for which approximately $84.0 million is available for use as of December 31, 2006);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 4.25:1 for the period beginning December 31, 2006 through December 30, 2007, 3.5:1 for the period beginning December 31, 2007 through December 30, 2008, and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at December 31, 2006:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	4.25:1	3.04:1
Minimum fixed charge coverage ratio	No less than	1.35:1	2.00:1

Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facility would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in Rent-A-Center’s Board of Directors occurs. An event of default would also occur if one or more judgments were entered against us of $30.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.

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

The 2003 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $168.4 million was available for use as of December 31, 2006); and

•	engage in a merger or sell substantially all of our assets.

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

Store Leases.  We lease space for substantially all of our stores and service center locations, as well as our current corporate and regional offices under operating leases expiring at various times through 2015. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc., who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $27.9 million was outstanding as of December 31, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Stock Split.  On July 28, 2003, we announced that our Board of Directors had approved a 5 for 2 stock split of our common stock to be paid in the form of a stock dividend. Each common stockholder of record on August 15, 2003 received 1.5 additional shares of common stock for each share of common stock held on that date. No fractional shares were issued in connection with the stock dividend. Each stockholder who would otherwise have received a fractional share received an additional share of common stock. The distribution date for the stock dividend was August 29, 2003. The effect of the stock split has been recognized retroactively in all share data in the selected financial data and management’s discussion and analysis, unless otherwise noted.

Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2006:

	Payments Due by Period
Contractual Cash Obligations	Total		2007	2008-2009	2010-2011	Thereafter
	(In thousands)

Senior Credit Facilities (including current portion)	$993,278	(1)	$29,363	$39,537	$579,140	$345,238
7 1/2% Senior Subordinated Notes(2)	378,750		22,500	45,000	311,250	—
Operating Leases	563,863		186,707	273,123	100,160	3,873
Capital Leases(3)	21,809		7,967	10,968	2,874	—

Total	$1,957,700		$246,537	$368,628	$993,424	$349,111

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include the interest on our senior credit facilities. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at December 31, 2006 was 5.37%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.

(3)	Includes total interest obligations of approximately $1.9 million for capital leases assumed in the Rent-Way acquisition.

Repurchases of Outstanding Securities.  On October 24, 2003, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of our common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program to $400.0 million. As of December 31, 2006, we had purchased a total of 14,628,800 shares of our common stock for an aggregate of $360.8 million under this common stock repurchase program, of which no shares were repurchased in the fourth quarter of 2006. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 22 of this report.

Economic Conditions.  Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Reductions in our targeted customers’ monthly disposable income could adversely impact our results of operations.

Store Consolidation Plan.  The total amount of cash used in the store consolidation plan through December 31, 2006 was approximately $8.0 million. We expect to use approximately $1.3 million cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores. Please refer to Note F, Store Consolidation Plan, in the Notes to Consolidated Financial Statements and Store Consolidation Plan on page 33 of this report for more information on our store consolidation plan.

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

Effect of New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in quantifying financial misstatements.

The methods most commonly used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method can result in the accumulation of errors on the balance sheet that may not have been material to an individual income statement but may lead to misstatement of one or more balance sheet accounts. The iron curtain method quantifies a misstatement based on the amount of the error in the balance sheet at the end of the current year. This method can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We previously used the rollover method for quantifying financial statement misstatements.

The method established by SAB 108 to quantify misstatements is the “dual approach,” which requires quantification of financial statement misstatements under both the rollover and iron curtain methods.

SAB 108 is effective for us for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the opening amounts of the assets and liabilities as of January 1, 2006, with the offsetting balance to retained earnings. We recorded an increase in accounts receivable of $4.2 million, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million due to adopting the dual approach in recording deferred and accrued revenue. The error arose because we were unable to specifically identify the total amount of deferred and accrued revenue due to system limitations. Prior to 2006, we recorded an estimate of the net profit effect of our cash collection pattern. We previously used the rollover method and quantified misstatements based on the amount of the error in the current year income statement. We did not consider these misstatements material to any year. The deferred and accrued revenue amounts have increased with the increase in number of stores.

In addition, we recorded a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adopting the dual approach in recording property taxes. The error arose due to system limitations in calculating the property tax accrual. We did not consider these misstatements material to any year. The time period over which the property tax adjustment arose was approximately three years.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Market Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; however, it does not require any new fair value measurements. SFAS 157 is effective on a prospective basis for the reporting period beginning January 1, 2008. We do not believe the impact of adopting SFAS 157 will have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the impact of adopting FIN 48 will have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share. We will adopt FIN 48 effective January 1, 2007.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R is effective for fiscal periods beginning after June 15, 2005.

We adopted SFAS 123R on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the twelve months ended December 31, 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $4.9 million related to stock options and restricted stock units granted, and for the twelve months ended December 31, 2005, we reported a pro forma expense of approximately $9.2 million under FASB Statement No. 123, Accounting for Stock-Based Compensation.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

Interest Rate Sensitivity

As of December 31, 2006, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $918.2 million in term loans and $63.0 million in revolving credit outstanding at interest rates indexed to the Eurodollar rate and $12.1 million outstanding on our line of credit at interest rates discounted from the prime rate. The fair value of the subordinated notes is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of the 7 1/2% subordinated notes at December 31, 2006 was $301.5 million. As of December 31, 2006, we have not entered into any interest rate swap agreements with respect to term loans under our senior credit facilities.

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

Interest Rate Risk

We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2006, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $10.1 million additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. Also, as discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Rent-A-Center, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded Rent-Way, Inc. from its assessment of internal controls over financial reporting as of December 31, 2006, because it was acquired on November 15, 2006. We have also excluded Rent-Way, Inc. from our audit of internal control over financial reporting. Rent-Way, Inc. is an indirect, wholly-owned subsidiary whose total assets and net revenues represent 2.8% and 4.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
February 28, 2007

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to management and the Company’s board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

The scope of management’s assessment of internal control over financial reporting excluded Rent-Way, Inc., which was acquired by the Company on November 15, 2006. Total assets and net revenues of Rent-Way, Inc., represent approximately 2.8% and 4.4%, respectfully, of the accompanying consolidated financial statement amounts as of and for the year ended December 31, 2006. Rent-Way, Inc. will be included in the Company’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2007.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s assessment of internal control over financial reporting. This report appears on page 49.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues
Store
Rentals and fees	$2,174,239	$2,084,757	$2,071,866
Merchandise sales	175,954	177,292	166,594
Installment sales	26,877	26,139	24,304
Other	15,607	7,903	3,568
Franchise
Merchandise sales	36,377	37,794	41,398
Royalty income and fees	4,854	5,222	5,525

	2,433,908	2,339,107	2,313,255
Operating expenses
Direct store expenses
Cost of rentals and fees	476,462	452,583	450,035
Cost of merchandise sold	131,428	129,624	119,098
Cost of installment sales	11,346	10,889	10,512
Salaries and other expenses	1,385,437	1,358,760	1,277,926
Franchise cost of merchandise sold	34,862	36,319	39,472

	2,039,535	1,988,175	1,897,043
General and administrative expenses	93,556	82,290	75,481
Amortization of intangibles	5,573	11,705	10,780
Litigation expense (reversion)	73,300	(8,000)	47,000
Restructuring charge	—	15,166	—

Total operating expenses	2,211,964	2,089,336	2,030,304

Operating profit	221,944	249,771	282,951
Income from sale of charged off accounts	—	—	(7,924)
Finance charges from refinancing	4,803	—	4,173
Interest expense	58,559	46,195	40,960
Interest income	(5,556)	(5,492)	(5,637)

Earnings before income taxes	164,138	209,068	251,379
Income tax expense	61,046	73,330	95,524

NET EARNINGS	103,092	135,738	155,855
Net earnings allocable to common stockholders	$103,092	$135,738	$155,855

Basic earnings per common share	$1.48	$1.86	$1.99

Diluted earnings per common share	$1.46	$1.83	$1.94

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$92,344	$57,627
Accounts receivable, net of allowance for doubtful accounts of $4,026 in 2006 and $3,317 in 2005	34,680	20,403
Prepaid expenses and other assets	54,068	38,524
Rental merchandise, net
On rent	816,762	588,978
Held for rent	239,471	161,702
Merchandise held for installment sale	2,354	2,200
Property assets, net	218,145	149,904
Deferred income taxes	1,535	—
Goodwill, net	1,253,715	925,960
Other intangible assets, net	27,882	3,366

	$2,740,956	$1,948,664

LIABILITIES
Accounts payable — trade	$118,440	$88,147
Accrued liabilities	386,279	191,831
Deferred income taxes	—	121,204
Senior debt	993,278	424,050
Subordinated notes payable	300,000	300,000

	1,797,997	1,125,232
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,191,862 and 102,988,126 shares issued in 2006 and 2005, respectively	1,042	1,030
Additional paid-in capital	662,440	630,308
Retained earnings	993,567	901,493
Treasury stock, 34,003,899 and 33,801,099 shares at cost in 2006 and 2005, respectively	(714,090)	(709,399)

	942,959	823,432

	$2,740,956	$1,948,664

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2006
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2004	101,148	$1,012	$572,628	$609,930	$(388,740)	$794,830
Net earnings	—	—	—	155,855	—	155,855
Purchase of treasury stock (7,690 shares)	—	—	—	—	(210,520)	(210,520)
Issuance of treasury shares for acquisition (815 shares)	—	—	15,617	—	8,237	23,854
Conversion of stock options for acquisition	—	—	6,123	—	—	6,123
Exercise of stock options	1,150	11	16,604	—	—	16,615
Tax benefits related to exercise of stock options	—	—	7,514	—	—	7,514

Balance at December 31, 2004	102,298	1,023	618,486	765,785	(591,023)	794,271

Net earnings	—	—	—	135,738	—	135,738
Purchase of treasury stock (5,901 shares)	—	—	(146)	—	(118,376)	(118,522)
Conversion of preferred stock to common	—	—	2	—	—	2
Exercise of stock options	690	7	9,512	—	—	9,519
Tax benefits related to exercise of stock options	—	—	2,469	—	—	2,469
Other	—	—	(15)	(30)	—	(45)

Balance at December 31, 2005, as previously reported	102,988	1,030	630,308	901,493	(709,399)	823,432
Cumulative effects of adopting new accounting principle	—	—	—	(11,026)	—	(11,026)

Balance at December 31, 2005, as adjusted	102,988	1,030	630,308	890,467	(709,399)	812,406
Net earnings	—	—	—	103,092	—	103,092
Purchase of treasury stock (203 shares)	—	—	(5)	—	(4,691)	(4,696)
Exercise of stock options	1,204	12	20,091	—	—	20,103
Tax benefits related to exercise of stock options	—	—	4,291	—	—	4,291
Issuance of stock-based compensation	—	—	7,792	—	—	7,792
Other	—	—	(37)	8	—	(29)

Balance at December 31, 2006	104,192	$1,042	$662,440	$993,567	$(714,090)	$942,959

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net earnings	$103,092	$135,738	$155,855
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	465,902	444,682	446,578
Bad debt expense	1,513	1,581	1,101
Stock-based compensation expense	7,792	—	—
Depreciation of property assets	55,651	53,382	48,566
Amortization of intangibles	5,573	16,236	10,780
Amortization of financing fees	1,606	1,600	690
Deferred income taxes	(7,121)	(41,827)	30,113
Financing charges from refinancing	4,803	—	4,173
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(551,968)	(427,907)	(456,316)
Accounts receivable	(1,857)	(5,715)	(2,421)
Prepaid expenses and other assets	(12,853)	30,106	(12,286)
Tax benefit related to stock option exercises	(4,291)	—	—
Accounts payable — trade	30,293	(6,252)	21,691
Accrued liabilities	89,225	(13,727)	82,506

Net cash provided by operating activities	187,360	187,897	331,030

Cash flows from investing activities
Purchase of property assets	(84,409)	(60,230)	(72,096)
Proceeds from sale of property assets	1,375	2,513	4,824
Acquisitions of businesses, net of cash acquired	(657,378)	(38,321)	(165,219)

Net cash used in investing activities	(740,412)	(96,038)	(232,491)

Cash flows from financing activities
Purchase of treasury stock	(4,691)	(118,376)	(210,520)
Exercise of stock options	20,103	9,519	16,615
Tax benefit related to stock option exercises	4,291	—	—
Payments on capital leases	(1,162)	—	—
Proceeds from debt	1,378,243	257,285	442,940
Repayments of debt	(809,015)	(241,485)	(432,690)

Net cash provided by (used) in financing activities	587,769	(93,057)	(183,655)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,717	(1,198)	(85,116)
Cash and cash equivalents at beginning of year	57,627	58,825	143,941

Cash and cash equivalents at end of year	$92,344	$57,627	$58,825

Supplemental cash flow information
Cash paid during the year for:
Interest	$50,871	$43,933	$38,789
Income taxes	$57,873	$97,190	$75,712

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

These financial statements include the accounts of Rent-A-Center, Inc. (“Rent-A-Center”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated. At December 31, 2006, the Company operated 3,406 company-owned stores nationwide and in Puerto Rico and Canada, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” The Company’s primary operating segment consists of renting household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

ColorTyme, Inc. (“ColorTyme”), an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of 282 franchised rent-to-own stores operating in 38 states at December 31, 2006. These rent-to-own stores offer high quality durable products such as home electronics, appliances, computers, and furniture and accessories. ColorTyme’s primary source of revenues is the sale of rental merchandise to its franchisees, who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

Rental Merchandise

Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for all merchandise is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally seven to 36 months. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. On computers that are 27 months old or older and which have become idle, depreciation is recognized using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 36 months. The purpose is to better reflect the depreciable life of a computer in the Company’s stores.

Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is expensed when such impairment occurs. Any minor repairs made to rental merchandise are expensed at the time of the repair.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

Revenue

Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term and merchandise sales revenue is recognized when the customer exercises its purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue is accrued for uncollected amounts due based on

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical collection experience. However, the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and the Company cannot enforce collection for non-payment of rents. ColorTyme’s revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts. The revenue from the Company’s financial services is recorded depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time of the transactions.

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

The Company’s financial services business extends short term secured and unsecured loans. The loans are funded with the Company’s cash from operations. The amount and length of such loans may vary depending on applicable state law.

The Company has established an allowance for doubtful accounts for Get It Now’s installment notes and loan receivables associated with the Company’s financial services business. The Company’s policy for determining the allowance is based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes and trade receivables within the previous quarter. Management believes that the Company’s allowances are adequate to absorb any known or probable losses. The Company’s policy is to charge off installment notes that are 90 days or more past due and loan receivables that are 30 days or more past due, dependent on loan type. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.

The majority of ColorTyme’s accounts receivable relate to amounts due from franchisees. Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. ColorTyme determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, ColorTyme’s previous loss history, the franchisee’s current ability to pay its obligation to ColorTyme, and the condition of the general economy and the industry as a whole. ColorTyme writes off accounts receivable that are 120 days or more past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Amortization

Goodwill is the cost in excess of the fair value of net assets of acquired businesses. Goodwill is evaluated at least annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets that have finite useful lives are amortized over their estimated useful lives.

Under SFAS 142, the Company is required to test all existing goodwill for impairment. In December of each year, the Company uses a discounted cash flow approach to test goodwill for impairment. There were no impairment charges in 2006 and 2004 for goodwill based on this test. However, in 2005, as a result of the Company’s store consolidation plan and Hurricane Katrina, the Company recorded a pre-tax impairment charge of approximately $4.5 million and $3.7 million, respectively.

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

Income Taxes

The Company records deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable. Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting in a different period in the Company’s tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits and net operating loss carryforwards (NOLs), as represented by deferred tax assets. When it is determined the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. The Company includes NOLs in the calculation of deferred tax assets. NOLs are utilized to the extent allowable due to the provisions of the Internal Revenue Code of 1986, as amended, and relevant state statutes.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $67.3 million, $67.1 million, and $62.7 million in 2006, 2005 and 2004, respectively.

Stock-Based Compensation

The Company maintains long-term incentive plans for the benefit of certain employees, consultants and directors, which are described more fully in Note M. The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the twelve months ended December 31, 2006, in accordance with

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R, the Company recorded stock-based compensation expense, net of related taxes, of approximately $4.9 million related to stock options and restricted stock units granted.

The Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan (the “Prior Plan”) terminated on May 19, 2006, upon approval by the Company’s stockholders of the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). No additional grants will be made under the Prior Plan. Prior to January 2006, the Company accounted for the Prior Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under the Prior Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, net earnings and earnings per common share for the twelve months ended December 31, 2005 and 2004 would have decreased as illustrated by the following table:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net earnings allocable to common stockholders
As reported	$135,738	$155,855
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax benefit	9,152	9,868

Pro forma	$126,586	$145,987

Basic earnings per common share
As reported	$1.86	$1.99
Pro forma	$1.73	$1.87
Diluted earnings per common share
As reported	$1.83	$1.94
Pro forma	$1.71	$1.82

Results for prior periods have not been restated and do not reflect the recognition of any stock-based compensation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, the Company must often make individual estimates and assumptions regarding expected outcomes or uncertainties. The Company’s estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The Company believes that self-insurance liabilities, litigation, tax reserves and stock-based compensation are areas where the degree of judgment and complexity in determining amounts recorded in its consolidated financial statements make the accounting policies critical.

Other Income

In December 2004, the Company sold to certain qualified buyers its right to collect outstanding amounts due, as well as its interest in the merchandise rented, pursuant to delinquent rental purchase agreements that have been

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged off in the ordinary course of business. The accounts ranged from approximately one to five years old. The Company sold such accounts for approximately $7.9 million and recorded such amount as other income in its consolidated statement of earnings.

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in quantifying financial misstatements.

The methods most commonly used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method can result in the accumulation of errors on the balance sheet that may not have been material to an individual income statement but may lead to misstatement of one or more balance sheet accounts. The iron curtain method quantifies a misstatement based on the amount of the error in the balance sheet at the end of the current year. This method can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. The Company previously used the rollover method for quantifying financial statement misstatements.

The method established by SAB 108 to quantify misstatements is the “dual approach,” which requires quantification of financial statement misstatements under both the rollover and iron curtain methods.

SAB 108 is effective for the Company for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the opening amounts of the assets and liabilities as of January 1, 2006, with the offsetting balance to retained earnings. The Company recorded an increase in accounts receivable of $4.2 million, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million due to adopting the dual approach in recording deferred and accrued revenue. The error arose because the Company was unable to specifically identify the total amount of deferred and accrued revenue due to system limitations. Prior to 2006, we recorded an estimate of the net profit effect of our cash collection pattern. The Company previously used the rollover method and quantified misstatements based on the amount of the error in the current year income statement. The Company did not consider these misstatements material to any year. The deferred and accrued revenue amounts have increased with the increase in number of stores.

In addition, the Company recorded a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adopting the dual approach in recording property taxes. The error arose due to system limitations in calculating the property tax accrual. The Company did not consider these misstatements material to any year. The time period over which the property tax adjustment arose was approximately three years.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Market Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; however, it does not require any new fair value measurements. SFAS 157 is effective on a prospective basis for the reporting period beginning January 1, 2008. The Company does not believe the impact of adopting SFAS 157 will have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the impact of

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopting FIN 48 will have a material effect on its consolidated statement of earnings, financial condition, statement of cash flows or earnings per share. The Company will adopt FIN 48 effective January 1, 2007.

In December 2004, the FASB issued SFAS 123R. SFAS 123R requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25. SFAS 123R is effective for fiscal periods beginning after June 15, 2005.

The Company adopted SFAS 123R on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. Please refer to Note M, Stock Based Compensation.

Note B — Receivables and Allowance for Doubtful Accounts

Receivables consist of the following:

	At December 31,
	2006	2005
	(In thousands)

Installment sales receivable	$19,449	$18,356
Financial services loans receivable	5,490	2,757
Trade and notes receivables	13,767	2,607

Total	38,706	23,720
Less allowance for doubtful accounts	(4,026)	(3,317)

Net receivables	$34,680	$20,403

Changes in the Company’s allowance for doubtful accounts are as follows:

	At December 31,
	2006	2005	2004
	(In thousands)

Beginning balance	$3,317	$2,606	$1,918
Bad debt expense	1,513	1,581	1,101
Addition from acquisition	52	114	—
Accounts written off	(1,155)	(1,271)	(744)
Recoveries	299	287	331

Ending balance	$4,026	$3,317	$2,606

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Merchandise Inventory

Rental Merchandise

	At December 31,
	2006	2005
	(In thousands)

On rent
Cost	$1,341,432	$984,301
Less accumulated depreciation	(524,670)	(395,323)

Net book value, on rent	$816,762	$588,978

Held for rent
Cost	$310,175	$210,865
Less accumulated depreciation	(70,704)	(49,163)

Net book value, held for rent	$239,471	$161,702

Reconciliation of Merchandise Inventory

	December 31,
	2006	2005	2004
	(In thousands)

Beginning merchandise value	$752,880	$760,422	$682,367
Inventory additions through acquisitions	213,010	9,233	68,317
Purchases	759,222	655,553	654,261
Depreciation of rental merchandise	(465,902)	(444,682)	(446,578)
Cost of goods sold	(142,774)	(140,513)	(129,610)
Skips and stolens	(59,585)	(56,341)	(54,797)
Effects of adopting SAB 108(1)	6,368	—	—
Other inventory deletions(2)	(4,632)	(30,792)	(13,538)

Ending merchandise value	$1,058,587	$752,880	$760,422

(1)	Represents adjustment to accumulated depreciation due to adopting SAB 108 in recording deferred and accrued revenue.

(2)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition charge offs. 2005 inventory deletions also include $4.5 million in write-offs associated with Hurricanes Katrina, Rita and Wilma, as well as $6.6 million associated with the sale of 35 stores pursuant to the Company’s store consolidation plan during the fourth quarter.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Property Assets

	December 31,
	2006	2005
	(In thousands)

Furniture and equipment	$193,226	$149,998
Transportation equipment	54,881	13,713
Building and leasehold improvements	185,315	145,133
Land and land improvements	6,292	4,248
Construction in progress	23,448	11,118

	463,162	324,210
Less accumulated depreciation	(245,017)	(174,306)

	$218,145	$149,904

Note E — Intangible Assets and Acquisitions

Intangibles consist of the following (in thousands):

		December 31,			December 31,
		2006			2005
	Avg.	Gross		Avg.	Gross
	Life	Carrying	Accumulated	Life	Carrying	Accumulated
	(years)	Amount	Amortization	(years)	Amount	Amortization

Amortizable intangible assets
Franchise network	10	$3,000	$3,000	10	$3,000	$2,850
Non-compete agreements	3	6,415	5,609	3	6,040	4,423
Customer relationships	1.5	59,687	35,667	1.5	32,934	31,335
Other intangibles	3	3,264	208		—	—

Total		72,366	44,484		41,974	38,608
Intangible assets not subject to amortization
Goodwill		1,352,867	99,152		1,025,112	99,152

Total intangibles		$1,425,233	$143,636		$1,067,086	$137,760

Aggregate Amortization Expense
Year ended December 31, 2006	$5,573
Year ended December 31, 2005(1)	$16,236
Year ended December 31, 2004	$10,780

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental information regarding intangible assets and amortization.

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)

2007	15,773
2008	11,768
2009	278
2010	34
2011	29

Total	$27,882

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Balance as of January 1,	$925,960	$913,415
Additions from acquisitions	331,286	25,947
Goodwill impairment(1)	—	(8,198)
Post purchase price allocation adjustments	(3,531)	(5,204)

Balance as of December 31,	$1,253,715	$925,960

The post purchase price allocation adjustments in 2006 and 2005 are primarily attributable to the tax benefit associated with net operating losses recorded as goodwill that were deductible for tax purposes.

(1)	Goodwill impairment of approximately $4.5 million was included in the Company’s restructuring charges relating to its store consolidation plan and $3.7 million relating to Hurricane Katrina was included in amortization expense.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The following table provides information concerning the acquisitions made during the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(Dollar amounts in thousands)

Number of stores acquired remaining open	646	44	191
Number of stores acquired that were merged with existing stores	164	39	111
Number of transactions	37	38	48
Total purchase price	$657,378	$38,321	$195,196	(1)
Amounts allocated to:
Goodwill	$331,286	$25,947	$112,209
Non-compete agreements	369	33	389
Customer relationships	26,433	2,282	9,991
Other intangible assets	3,264	—	—
Property and other assets	57,175	826	4,290
Rental merchandise	213,010	9,233	68,317
Deferred income taxes	106,022	—	—
Liabilities assumed	(46,164)	—	—
Restructuring accruals	(34,017)	—	—

(1)	The total purchase price includes non-cash consideration of approximately $23.8 million in common stock issued and approximately $6.1 million in fair value assigned to the stock options assumed in connection with the acquisition of Rent Rite.

Rent Rite, Inc.  On May 7, 2004, the Company completed the acquisition of Rent Rite, Inc. d/b/a Rent Rite Rental Purchase (“Rent Rite”) for an aggregate purchase price of $59.9 million. Rent Rite operated 90 stores in 11 states, of which 26 stores were merged with the Company’s existing store locations. Approximately 40% of the consideration was paid with 815,592 shares of the Company’s common stock, with the remaining portion consisting of cash, the assumption of Rent Rite’s stock options and retirement of Rent Rite’s outstanding debt. The common stock paid as well as the assumption of stock options were recorded at the fair value determined at the effective date of the purchase. The table below summarizes the allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values
(In thousands)

Rental merchandise	$18,644
Property assets	1,262
Customer relationships	3,180
Non-compete agreements	242
Goodwill	36,568

Total assets acquired	$59,896

Rainbow Rentals, Inc.  On May 14, 2004, the Company completed the acquisition of Rainbow Rentals, Inc. (“Rainbow Rentals”) for an aggregate purchase price of $109.0 million. Rainbow Rentals operated 124 stores in 15 states, of which 29 stores were merged with the Company’s existing store locations. The Company funded the

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition entirely with cash on hand. The table below summarizes the allocation of the purchase price based on the fair values of the significant assets acquired:

Fair Values
(In thousands)

Rental merchandise	$41,337
Property assets	2,864
Customer relationships	4,553
Non-compete agreements	100
Goodwill	60,192

Total assets acquired	$109,046

Rent-Way, Inc.  On November 15, 2006, the Company completed the acquisition of Rent-Way, Inc., and its subsidiaries, whereby Rent-Way became an indirect wholly owned subsidiary of Rent-A-Center. Rent-Way operated 782 stores in 34 states. The total purchase price of approximately $622.5 million includes cash payments and borrowings under the Company’s senior credit facilities and direct transaction costs of approximately $7.4 million. The Company funded the acquisition with a $600.3 million increase in its senior credit facilities.

The allocation of the purchase price is preliminary, and is pending the completion of various analyses and finalization of estimates. The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Goodwill	$313,857
Non-compete agreements	250
Customer relationships	23,700
Other intangible assets	3,264
Property and other assets	52,664
Rental merchandise	202,907
Deferred income taxes	106,022
Liabilities assumed	(46,164)
Restructuring accruals	(34,017)

Total purchase price	$622,483

The purchase price allocation included accrued restructuring charges, which are for employment termination costs in connection with closing Rent-Way’s corporate headquarters and for reserves put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with executive management’s pre-acquisition plans, expected to be completed by the end of the third quarter of 2007. Also included are unrecognized deferred tax assets for net operating losses related to Rent-Way for which the Company expects to realize a tax benefit. As with all acquisitions by the Company, in accordance with SFAS 142, the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

The operating results of Rent-Way have been included in the consolidated financial statements since the acquisition date of November 15, 2006. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the years ended December 31, 2006 and 2005 as if the acquisition of Rent-Way had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
	(Unaudited)

Pro forma total revenue	$2,905,622	$2,856,269
Pro forma net earnings	95,317	120,764
Pro forma net earnings per share — basic	$1.37	$1.65
Pro forma net earnings per share — diluted	$1.35	$1.63
Pro forma weighted average shares — basic	69,676	73,018
Pro forma weighted average shares — diluted	70,733	74,108

The Company entered into these transactions seeing them as opportunistic acquisitions that would allow the Company to expand its store base in conjunction with its strategic growth plans. The prices of the acquisitions were determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Customer relationships acquired in these transactions are being amortized utilizing the straight-line method over an 18 month period. The non-compete agreements in these transactions are being amortized using the straight-line method over the life of the agreements, other intangible assets are being amortized using the straight-line method over the life of the asset and, in accordance with SFAS 142, the goodwill associated with the acquisitions will not be amortized.

All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.

Note F — Store Consolidation Plan

On September 6, 2005, the Company announced its plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on management’s analysis and evaluation of the markets in which the Company operated, including its market share, operating results, competitive positioning and growth potential for the affected stores. The 162 stores included 114 stores that the Company intended to close and merge with its existing stores and up to 48 additional stores that the Company intended to sell, merge with a potential acquisition or close by December 31, 2005. Since September 30, 2005, the Company has closed and merged all of the 114 stores identified to be merged with existing locations, sold 37 and closed and merged one of the additional 48 stores in the plan. The Company will continue operations in the 10 remaining stores.

The Company estimated that it would incur restructuring expenses in the range of $12.1 million to $25.1 million, to be recorded in the third and fourth quarters of the fiscal year ending December 31, 2005, based on the closing date of the stores. The following table presents the original range of estimated charges and the total store consolidation plan charges recorded through December 31, 2006. All expenses associated with the store consolidation plan have been recorded.

		Expenses Recognized
	Closing Plan Estimate	Through 2006
	(In thousands)

Lease obligations	$8,661 - $13,047	$9,245
Fixed asset disposals	2,630 - 4,211	3,358
Net proceeds from stores sold	—	(3,000)
Other costs(1)	830 - 7,875	4,822

Total	$12,121 - $25,133	$14,425

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Goodwill impairment charges are the primary component of other costs. Additional costs include inventory disposals and the removal of signs and various assets from vacated locations.

The following table shows the changes in the accrual balance from December 31, 2005 to December 31, 2006, relating to the Company’s store consolidation plan.

	December 31,	Charges to		December 31,
	2005 Balance	Expense	Cash Payments	2006 Balance
	(In thousands)

Lease obligations	$5,364	$—	$(4,073)	$1,291
Other costs	91	—	(91)	—

Total	$5,455	$—	$(4,164)	$1,291

The total amount of cash used in the store consolidation plan through December 31, 2006 was approximately $8.0 million. The Company expects to use approximately $1.3 million cash on hand for future payments primarily related to the satisfaction of lease obligations for closed stores.

Note G — Senior Credit Facilities

On November 15, 2006, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement amended and restated the Company’s existing credit agreement, dated as of May 28, 2003, as amended and restated July 13, 2006 (the “Existing Credit Agreement”). The Credit Agreement represents a refinancing of the Company’s senior secured debt and provides for a new $1,322.5 million senior credit facility, consisting of a $197.5 million five-year term loan (the “Tranche A Term Facility” with loans thereunder being the “Tranche A Term Loans”), a $725.0 million six-year term loan (the “Tranche B Term Facility” with loans thereunder being the “Tranche B Term Loans” and, together with the Tranche A Term Loans, the “Term Loans”) and a $400.0 million five-year revolving credit facility (the “Revolving Facility). On that date, the Company drew down approximately $600.3 million in Term Loans and utilized the proceeds to finance the acquisition of all of the outstanding capital stock of Rent-Way, repay the outstanding indebtedness of Rent-Way, and pay transaction expenses. The Tranche A Term Loans will be repayable in 19 consecutive quarterly installments equal to $2.5 million from December 31, 2006 through June 30, 2009, $5.0 million from September 30, 2009 through June 30, 2010 and $37.5 million from September 30, 2010 through June 30, 2011. The Tranche B Term Loans will be repayable in 23 consecutive quarterly installments equal to approximately $1.8 million from December 31, 2006 through June 30, 2011 and approximately $172.6 million from September 30, 2011 through June 30, 2012. In connection with the closing of the refinancing, the Company recorded a charge in the fourth quarter of approximately $2.6 million relating to capitalized costs incurred in connection with its existing senior credit facilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The senior credit facilities as of December 31, 2006 and 2005 are as follows:

		2006			2005
	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available
	(In thousands)

Senior Credit Facilities:
Tranche A Term Loans	2011	$197,500	$195,000	$—	$—	$—	$—
Tranche B Term Loans	2012	725,000	723,183	—	350,000	344,750	—
Revolving Facility(1)	2011	400,000	63,000	227,091	250,000	75,000	67,534

		1,322,500	981,183	227,091	600,000	419,750	67,534
Other Indebtedness:
Line of credit		15,000	12,095	2,905	10,000	4,300	5,700

Total Debt Facilities		$1,337,500	$993,278	$229,996	$610,000	$424,050	$73,234

(1)	At December 31, 2006 and 2005, the amounts available under the Revolving Facility were reduced by approximately $109.9 million and $107.5 million, respectively, for the Company’s outstanding letters of credit.

Borrowings under the Company’s senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at the Company’s election. The weighted average Eurodollar rate on the Company’s outstanding debt was 5.37% at December 31, 2006. At December 31, 2006, $22.0 million of the $63.0 million outstanding on the Revolving Facility utilized the prime rate option. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in the Company’s consolidated leverage ratio as defined by a pricing grid included in the Credit Agreement. The Company has not entered into any interest rate protection agreements with respect to Term Loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in the Company’s consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the Revolving Facility.

The Company’s senior credit facilities are secured by a security interest in substantially all of the Company’s tangible and intangible assets, including intellectual property. The Company’s senior credit facilities are also secured by a pledge of the capital stock of its wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

The Company’s senior credit facilities contain, without limitation, covenants that generally limit its ability to:

•	incur additional debt in excess of $150 million at any one time outstanding;

•	repurchase its capital stock and 7 1/2% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (subject to a restricted payments basket, for which approximately $84.0 million is available for use as of December 31, 2006);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all its property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless the Company meets financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s senior credit facilities require the Company to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 4.25:1 for the period beginning December 31, 2006 through December 30, 2007, 3.5:1 for the period beginning December 31, 2007 through December 30, 2008, and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under the Company’s credit facilities calculated as at December 31, 2006:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	4.25:1	3.04:1
Minimum fixed charge coverage ratio	No less than	1.35:1	2.00:1

Events of default under the Company’s senior credit facilities include customary events, such as a cross-acceleration provision in the event that it defaults on other debt. In addition, an event of default under the senior credit facilities would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of the Company’s voting stock or certain changes in Rent-A-Center’s Board of Directors occur. An event of default would also occur if one or more judgments were entered against the Company of $30.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.

The Company utilizes its Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, the Company may from time to time draw funds under the Revolving Facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $50.0 million, with total amounts outstanding ranging from $10.0 million up to $88.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from the Company’s operating activities.

The table below shows the scheduled maturity dates of the Company’s senior term loans outstanding at December 31, 2006.

Year Ending December 31,
(In thousands)

2007	$17,268
2008	17,268
2009	22,268
2010	92,268
2011	423,873
Thereafter	345,238

$918,183

Note H — Subordinated Notes Payable

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

The 2003 indenture contains covenants that limit the Company’s ability to:

•	incur additional debt;

•	sell assets or the Company’s subsidiaries;

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $168.4 million was available for use as of December 31, 2006); and

•	engage in a merger or sell substantially all of the Company’s assets.

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

The 7 1/2% Notes may be redeemed on or after May 1, 2006, at Rent-A-Center’s option, in whole or in part, at a premium declining from 103.75%. The 7 1/2% Notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require Rent-A-Center to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under the Company’s senior credit facilities. The Company is not required to maintain any financial ratios under the 2003 indenture.

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

Note I — Accrued Liabilities

	December 31,
	2006	2005
	(In thousands)

Accrued insurance costs	$107,807	$97,326
Accrued litigation costs	77,035	4,476
Accrued compensation	46,553	28,882
Deferred revenue	35,516	3,700
Taxes other than income	32,547	27,967
Accrued store close plan related to Rent-Way	20,560	—
Accrued capital lease obligations	19,886	—
Accrued interest payable	11,131	5,224
Accrued restructuring costs	1,291	5,455
Accrued other	33,953	18,801

	$386,279	$191,831

Note J — Redeemable Convertible Voting Preferred Stock

In August 1998, Rent-A-Center issued $260.0 million of redeemable convertible voting preferred stock with a $.01 par value. In connection with such issuance, Rent-A-Center entered into a registration rights agreement with affiliates of Apollo Management (together “Apollo”) which, among other things, granted them two rights to request that their shares be registered, and a registration rights agreement with an affiliate of Bear Stearns, which granted them the right to participate in any company-initiated registration of shares, subject to certain exceptions. In May 2002, Apollo exercised one of their two rights to request that their shares be registered and an affiliate of Bear

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stearns elected to participate in such registration. In connection therewith, Apollo and the affiliate of Bear Stearns converted 97,197 shares of Rent-A-Center’s preferred stock held by them into 3,500,000 shares (on a pre-split basis) of Rent-A-Center’s common stock, which they sold in the May 2002 public offering that was the subject of Apollo’s request. Rent-A-Center did not receive any of the proceeds from this offering.

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

Note K — Income Taxes

	Year Ended December 31,
	2006	2005		2004

Tax at statutory rate	35.0%	35.0%		35.0%
State income taxes, net of federal benefit (expense)	1.2%	(0.3	)%(1)	2.5%
Effect of foreign operations, net of foreign tax credits	(0.1)%	0.1%		0.1%
Other, net	1.0%	0.3%		0.4%

Total	37.1%	35.1%		38.0%

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current expense
Federal	$63,808	$108,667	$60,996
State	1,024	5,073	1,844
Foreign	752	1,417	2,571

Total current	65,584	115,157	65,411

Deferred expense
Federal	(8,455)	(35,728)	22,307
State	3,917	(6,099)	7,806

Total deferred	(4,538)	(41,827)	30,113

Total	$61,046	$73,330	$95,524

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
	2006	2005
	(In thousands)

Deferred tax assets
Federal net operating loss carryforwards(2)	$71,822	$—
State net operating loss carryforwards	12,443	2,101
Accrued liabilities	34,849	8,058
Property assets	19,751	14,693
Intangible assets	17,771	—
Foreign tax credit carryforwards	848	827

	157,484	25,679
Valuation allowance	(8,971)	(827)
Deferred tax liabilities
Rental merchandise	(146,978)	(130,019)
Intangible assets	—	(16,037)

	(146,978)	(146,056)

Net deferred taxes	$1,535	$(121,204)

(1)	Includes the effects of a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(2)	Federal net operating loss carryforwards acquired in acquisitions.

At December 31, 2006, the Company had approximately $200.5 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income, which expire between 2018 and 2025. The Company had approximately $292.3 million of state NOLs that expire between 2007 and 2025. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended, for US tax purposes. A valuation allowance was provided in 2006 on $198.1 million of the state NOL carryforwards that are expected to expire before they can be utilized. Any decrease in the deferred tax valuation allowance will be recorded as a reduction of goodwill.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L — Commitments and Contingencies

Leases

The Company leases its office, service center and store facilities and most delivery vehicles. The office space and certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $200.2 million, $194.3 million, and $179.6 million for 2006, 2005, and 2004, respectively. The Company assumed capital leases in the Rent-Way acquisition for certain transportation, satellite and computer equipment. Future minimum rental payments under operating/capital leases with remaining lease terms in excess of one year at December 31, 2006 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases(1)
	(In thousands)	(In thousands)

2007	$186,707	$7,525
2008	155,740	6,386
2009	117,383	4,296
2010	72,522	2,355
2011	27,638	487
Thereafter	3,873	—

	563,863	21,049
Less amount representing interest obligations under capital lease	—	(1,863)

	$563,863	$19,186

(1)	Certain capital leases assumed in the Rent-Way acquisition for satellite and computer equipment either terminate or will be cancelled by the Company in 2007 and are excluded from the totals listed above. Future minimum rental payments under these leases was approximately $761,000, of which approximately $61,000 represented interest obligations at December 31, 2006.

The Company’s investment in equipment under capital leases at December 31, 2006 was as follows:

(In thousands)

Transportation equipment	$19,111
Satellite equipment	569
Computer equipment	391

Equipment under capital lease	20,071
Less accumulated amortization	(850)

Equipment under capital lease, net	$19,221

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company accounts for its litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which requires that losses that are both probable and reasonably estimable be accrued.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company had accrued $77.0 million relating to probable losses for its outstanding litigation as follows:

Perez Matter	$58.00 million
California Attorney General Settlement	10.35 million
Burdusis/French/Corso Settlement	4.95 million
Other Litigation	2.25 million
Anticipated Legal Fees and Expenses	1.45 million

Total Accrual	$77.00 million

The Company continues to monitor its litigation exposure, and will review the adequacy of its legal reserves on a quarterly basis in accordance with applicable accounting rules. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements” regarding its process for evaluating its litigation reserves. Except as described below, the Company is are not currently a party to any material litigation and, other than as set forth above, has not established any other reserves for its outstanding litigation.

Colon v. Thorn Americas, Inc.  The plaintiff filed this class action in November 1997 in New York state court. This matter was assumed by the Company in connection with the Thorn Americas acquisition in 1998. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide the Company immunity from suit for other statutory violations. The plaintiff alleges the Company has a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of payment records. In the prayer for relief, the plaintiff requests class certification, injunctive relief requiring the Company to cease certain marketing practices and price its rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by the Company in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.

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

From June 2003 until May 2005, there was no activity in this case. On May 18, 2005, the Company filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff opposed the Company’s motion to dismiss the case and asked the court to grant it an opportunity to find a substitute class representative in the event the

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court determined Ms. Colon was no longer adequate. On January 17, 2006, the court issued an order denying the Company’s motion to dismiss, but indicated that Ms. Colon was not a suitable class representative and noted that no motion to intervene to add additional class representatives had been filed. On March 14, 2006, plaintiffs’ counsel filed a motion seeking leave to intervene Shaun Kelly as an additional class representative. In response to plaintiffs’ motion, the court ordered the parties to confer regarding a possible mediation and ruled that the Company could depose Mr. Kelly before filing any objection to his intervention. Plaintiffs’ counsel has not responded to the Company’s repeated requests to schedule Mr. Kelly’s deposition or to schedule a mediation. Accordingly, on January 30, 2007, the Company filed a notice pursuant to the applicable rules requiring plaintiff to serve notice of its intent to proceed with its case within 90 days. The plaintiff’s failure to serve this notice will constitute a basis for a motion to dismiss the action for unreasonably neglecting to proceed. The Company intends to file such a motion to dismiss as soon as possible following plaintiff’s failure to serve the required notice. If the court ultimately allows Mr. Kelly to intervene and enters a final certification order, the Company intends to pursue an interlocutory appeal of such certification order.

The Company believes these claims are without merit and will continue to vigorously defend the Company in this case. However, the Company cannot assure you that it will be found to have no liability in this matter.

Terry Walker, et. al. v. Rent-A-Center, Inc., et. al.  On January 4, 2002, a putative class action was filed against the Company and certain of its current and former officers and directors by Terry Walker in federal court in Texarkana, Texas. The complaint alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding its financial performance and prospects for the third and fourth quarters of 2001. The complaint purported to be brought on behalf of all purchasers of the Company’s common stock from April 25, 2001 through October 8, 2001 and sought damages in unspecified amounts. Similar complaints were consolidated by the court with the Walker matter in October 2002.

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

On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. The Company, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against the Company’s outside directors as well as the underwriter defendants, but denying the Company’s motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable to the plaintiffs and to take the plaintiffs’ allegations as true. On August 18, 2005, the Company filed a motion to certify the dismissal order for an interlocutory appeal, which was denied on November 14, 2005. By order dated October 4, 2006, the court granted the plaintiff’s unopposed motion to stay discovery in this matter until January 1, 2007, allowing discovery to continue during the months of January and March 2007, with a concluding date of March 30, 2007. A hearing on class certification was held on June 22, 2006. No ruling on class certification has been made by the court.

The Company continues to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend the Company as this matter progresses. However, the Company cannot assure you that it will be found to have no liability in this matter.

California Attorney General Inquiry.  The Company reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding the Company’s business practices in California with respect to cash prices and its membership program. Under the terms of the settlement, which has now been documented and approved by the court, the Company will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers (1) who entered into rental-purchase agreements and acquired ownership of property under those rental-purchase agreements between November 1, 2004 and November 16, 2006, (2) who entered into rental-purchase agreements between November 1, 2004 and November 16, 2006 and that were still active as of November 16, 2006, or (3) who purchased new memberships in the Rent-A-Center Preferred Customer Club between November 1, 2004 and November 16, 2006. Restitution checks will contain a restrictive endorsement releasing the Company from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. The Company is in the process of selecting a settlement administrator to implement the restitution program and expects to fund the restitution account in the second quarter of 2007. The Company also entered into an injunction (i) limiting the cash price, total of payments and purchase option price in future rental purchase agreements to the specified limits on prices set forth in the recent amendment to the Karnette Rental-Purchase Act, which became effective as of January 1, 2007 and (ii) governing certain business practices with respect to its club program. In addition, the Company will cause the reversion amount in the Griego settlement fund to be paid to the Attorney General. Finally, the Company agreed to a civil penalty in the amount of $750,000. Under the terms of the settlement, any unclaimed restitution funds at the conclusion of the restitution period will be paid to the Attorney General. In connection with the settlement, the Company did not admit liability for its past business practices in California. To account for the aforementioned costs, as well as the Company’s attorneys’ fees, the Company recorded a pre-tax charge of $10.35 million in the third quarter of 2006.

Hilda Perez v. Rent-A-Center, Inc., et al.  On March 15, 2006, the Company was notified that the Supreme Court of New Jersey reinstated claims made by the plaintiff in a matter styled Hilda Perez v. Rent-A-Center, Inc.  The matter is a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey on March 21, 2003, arising out of several rent-to-own contracts Ms. Perez entered into with the Company. The requested class period is April 23, 1999 to March 17, 2006.

In her amended complaint, Perez alleges on behalf of herself and a class of similarly situated individuals that the rent-to-own contracts she entered into with the Company violated New Jersey’s Retail Installment Sales Act (“RISA”) and, as a result, New Jersey’s Consumer Fraud Act (“CFA”) because such contracts imposed a time price differential in excess of the 30% per annum interest rate permitted under New Jersey’s criminal usury statute. Perez alleges that RISA incorporates the 30% interest rate limit, limiting time price differentials to 30% per annum. Perez seeks reimbursement of the excess fees and/or interest contracted for, charged and collected, together with treble damages, and an injunction compelling the Company to cease the alleged violations. Perez also seeks pre-judgment and post-judgment interest, together with attorneys’ fees and costs and disbursements.

Following the filing of her amended complaint, the Company filed a counterclaim to recover the merchandise retained by Perez after she ceased making rental payments. Perez answered the counterclaim, denying liability and claiming entitlement to the items she rented from the Company. In August 2003, Perez moved for partial summary

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment and the Company cross-moved for summary judgment. In January 2004, the trial court held that rent-to-own transactions are not covered by RISA nor subject to the interest rate limit in New Jersey’s criminal usury statute. The court granted the Company’s cross-motion, dismissing Perez’s claims under RISA and the CFA. Perez then appealed to the Superior Court of New Jersey, Appellate Division. Oral argument before the Appellate Division occurred in December 2004, and in February 2005 the Appellate Division rejected Perez’s arguments and ruled in the Company’s favor on all of her claims. Perez subsequently appealed to the Supreme Court of New Jersey, who heard oral arguments in November 2005.

On March 15, 2006, the Supreme Court of New Jersey reversed the judgment of the trial court and the Appellate Division and remanded the case to the trial court for reinstatement of Perez’s complaint and for further proceedings. In its decision, the Supreme Court held that rent-to-own contracts in New Jersey are “retail installment contracts” under RISA, and that RISA incorporates the 30% interest rate cap in New Jersey’s criminal usury statute. The court rejected the Company’s legal arguments and reinstated Perez’s claims under RISA and the CFA. The Company filed a motion for reconsideration with the Supreme Court of New Jersey, and in response, the court issued an order on July 10, 2006 stating that the March 15, 2006 decision is prospective, except that it applies to plaintiff and, if the trial court certifies a class, to the members of the class. On January 8, 2007, the United States Supreme Court denied the Company’s writ of certiorari. A hearing on class certification is currently scheduled for April 5, 2007.

In light of the Supreme Court of New Jersey’s decision in March 2006, the Company addressed the impact of the decision on its operations in New Jersey and implemented certain changes to mitigate that impact. The Company currently operates 43 stores in New Jersey and estimate that it entered into approximately 294,000 rent-to-own contracts in New Jersey from April 23, 1999 until March 17, 2006, the date its business practices were changed. The Company estimates the average amount paid on these agreements is approximately $840.

The Company intends to continue vigorously defending ourselves in this matter, while exploring opportunities to resolve it on reasonable terms. No class has been certified by the trial court and no finding of liability or damages has been made by the court against the Company. Nevertheless, the Company believes that a loss with respect to this matter is probable and, accordingly, the Company recorded a pre-tax charge of $58.0 million in the fourth quarter of 2006, an amount management believes is the appropriate accounting charge for this matter at this time. In evaluating whether a charge was required and, if so, the amount of such charge, the significant factors considered included (i) the status of the case to date, including the ruling by the New Jersey Supreme Court that the Company’s rental purchase agreements constituted retail installment contracts under RISA, and the denial of the writ for certiorari by the Supreme Court of the United States, (ii) the Company’s experience in similar matters in New Jersey and other jurisdictions, (iii) damage theories proposed by the plaintiffs and their experts in the matter, (iv) damage theories proposed by the Company’s experts in the matter, (v) the Company’s belief as to the relative strength of the parties’ arguments with respect to calculating damages, (vi) the Company’s analysis of its database of information relating to the rental purchase agreements included within the putative class, (vii) the pending class certification motion, (viii) settlement discussions with the plaintiffs in the matter, and (ix) incurred and expected legal expenses to date on the matter. Based on the Company’s review and analysis of this matter, management believes the pre-tax charge of $58.0 million was appropriate.

Due, in part, to the inherent uncertainty as to how damages will be calculated by a court in New Jersey in this matter, we are unable to estimate the range of reasonably possible loss in this matter, and there can be no assurance that the amount of the loss ultimately incurred in this matter will not be greater than the amount recorded at this time. The Company intends to adjust this reserve in the future as the case develops and circumstances warrant. The resolution of this matter could have a material and adverse impact on the Company’s financial position and cash flow.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State Wage and Hour Class Actions

The Company is currently subject to various material actions pending against it in the state of California, all of which allege the Company violated the wage and hour laws of such state.

Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. As previously announced on August 10, 2006, the Company has reached a settlement with the plaintiffs to resolve the Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. and Kris Corso, et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by the Company of certain wage and hour laws of California. Under the terms of the settlement, which has now been documented and approved by the court, the Company anticipates that it will pay an aggregate of $4.95 million in cash, including plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of Company employees from August 1998 through November 9, 2006. We intend to fund the entire settlement amount in March 2007. In connection with the settlement, the Company did not admit liability for its wage and hour practices in California. The Company recorded a pre-tax expense of $4.95 million in the third quarter of 2006 to account for the aforementioned settlement amount and attorneys’ fees.

The terms of the settlement are subject to the parties obtaining final court approval. A hearing on a motion for final approval of the settlement is currently scheduled for February 21, 2007. The Company intends to fund the entire settlement amount within 14 days of final approval by the court. While the Company believes that the terms of this settlement are fair, there can be no assurance that the settlement will receive final approval from the court in its present form.

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

Plaintiffs in these actions allege that the Company improperly classified its California store managers as exempt from overtime under California wage and hour law and failed to pay them overtime. In addition, they allege that the Company failed to provide its California store managers with meal and rest periods, failed to pay store managers overtime due when their employment ended, and engaged in unfair business practices. Plaintiffs seek to recover back overtime wages and accompanying waiting time penalties, civil penalties under California Labor Code Section 2699, certain injunctive relief and attorneys fees.

On July 15, 2005, plaintiffs filed their motion for class certification. The Company opposed plaintiffs’ motion. The hearing on plaintiffs’ motion for class certification was held on May 12, 2006. On June 23, 2006, the court granted class certification as to plaintiffs’ claims for back overtime wages and accompanying waiting time penalties, and as to plaintiffs’ unfair business practices claim. The court denied class certification as to plaintiffs’ meal and rest period claims and as to plaintiffs’ claim for civil penalties under California Labor Code Section 2699.

The Company estimates that the class includes approximately 950 store managers employed by the Company in California since September 1998. From September 1998 through December 31, 2006, the Company operated an average of 140 stores in California each year during that period. Equivalent hourly rates for annual salaries paid to the class members ranged from approximately $16.83 — $31.25 per hour based on a 40 hour work week. Plaintiffs assert that store managers were required to work approximately 10-20 hours of overtime per week. Overtime wages would be calculated at 1.5 times the hourly rate. In addition, California law provides for a waiting time penalty of up to thirty days’ wages when an employer willfully fails to pay any compensation due to an employee upon separation.

The court’s class certification ruling is procedural only and does not address the merits of plaintiffs’ claims. The Company believes that class certification was improper and that its store managers are properly classified as exempt from overtime. The Company intends to file a motion for class de-certification at the appropriate time. In

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company continues to believe the plaintiffs’ claims in this matter are without merit and intends to vigorously defend itself as this matter progresses. The Company cannot assure you, however, that it will be found to have no liability in these matters.

Guarantee

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $27.9 million was outstanding as of December 31, 2006. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Note M — Stock Based Compensation

On March 24, 2006, upon the recommendation of the Compensation Committee, Rent-A-Center’s Board of Directors adopted, subject to stockholder approval, the 2006 Plan and directed that it be submitted for the approval of the stockholders. On May 19, 2006, the stockholders approved the 2006 Plan. The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2006, there were 532,850 shares allocated to equity awards outstanding in the 2006 Plan.

In connection with the Company’s acquisition of Rent-Way, the Company acquired the Rent-Way, Inc. 2006 Equity Incentive Plan (now known as the Rent-A-Center, Inc. 2006 Equity Incentive Plan) (the “Equity Incentive Plan”). At December 31, 2006, there were 2,468,461 shares of Rent-A-Center’s common stock reserved for issuance under the Equity Incentive Plan.

Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to the Company’s employees under the Prior Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors were immediately exercisable. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2006, there were 3,690,906 shares allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by the stockholders of the 2006 Plan. No additional grants will be made under the Prior Plan. The following information is for the 2006 Plan and the Prior Plan combined because the characteristics of the awards are similar. The Company did not make any grants under the Equity Incentive Plan during 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of unvested options that the Company expects to result in compensation expense was approximately $8.9 million with a weighted average number of years to vesting of 2.51 years at December 31, 2006 as compared to $18.5 million and a weighted average number of years to vesting of 2.20 years at December 31, 2005.

The total number of unvested options was 1,386,940 and 1,612,472, with an intrinsic value of $6.4 million and $441,000 at December 31, 2006 and 2005, respectively. The intrinsic value of exercised options was $11.6 million at December 31, 2006 and $7.5 million at December 31, 2005.

The weighted average fair value of unvested options at December 31, 2006 was $6.39 as compared to $11.47 at December 31, 2005. The weighted average fair value of options vested during the three months ended December 31, 2006 was $10.83 and the weighted average fair value of options forfeited during the three months ended December 31, 2006 was $7.99.

Information with respect to stock option activity related to the 2006 Plan and the Prior Plan is as follows:

	At December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,018,977	$18.70	5,231,538	$17.62	6,206,897	$15.78
Granted	1,119,215	24.91	1,001,000	23.80	838,500	29.30
Exercised	(1,203,328)	16.67	(690,608)	13.78	(1,144,295)	14.51
Forfeited	(711,108)	24.62	(522,953)	24.13	(669,564)	20.55

Outstanding at end of year	4,223,756	$19.93	5,018,977	$18.70	5,231,538	$17.62

Options exercisable at end of year	2,836,816	$17.47	3,406,505	$16.16	2,612,207	$13.98

The weighted average remaining contractual life for options outstanding at December 31, 2006, 2005 and 2004 was 6.57 years, 6.67 years and 7.08 years, respectively. The intrinsic value of outstanding options was $40.9 million and $16.6 million at December 31, 2006 and 2005, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the twelve months ended December 31, 2006, the weighted average fair values of the options granted under the 2006 Plan and the Prior Plan were calculated using the following assumptions:

Employee options:
Average risk free interest rate	4.36% — 4.41%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%
Employee stock options granted	985,485
Weighted average grant date fair value	$5.61
Executive options:
Risk free interest rate	4.73%
Expected dividend yield	—
Expected life	6.13 years
Expected volatility	49.98%
Executive stock options granted	70,000
Grant date fair value	$15.55
Non-employee director options:
Average risk free interest rate	4.36% — 4.41%
Expected dividend yield	—
Expected life	6.00 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$9.73

For all options granted prior to April 1, 2004, the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.2%, risk-free interest rate of 2.9%, expected lives of four years, and no dividend yield. For options granted in 2004 after April 1, 2004, the fair value was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 46.1%, a risk-free interest rate of 3.6%, no dividend yield and an expected life of four years. For options granted in 2005, the fair value was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 42.1%, a risk-free interest rate of 3.9%, no dividend yield and an expected life of four years.

The effect of adopting SFAS 123R on basic and diluted earnings per share for the year ended December 31, 2006, was $0.05. Tax benefits from stock option exercises of $4.3 million for the twelve months ended December 31, 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. For the twelve months ended December 31, 2005 and 2004, the tax benefits from stock option exercises of $2.5 million and $7.5 million, respectively, were included as a cash inflow to cash provided by operating activities.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding
		Weighted Average
	Number	Remaining	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price

$2.68 to $7.40	24,780	2.40 years	$6.79
$7.41 to $11.40	1,193,163	4.39 years	$10.12
$11.41 to $13.55	218,280	3.90 years	$13.16
$13.56 to $19.62	642,992	7.35 years	$18.89
$19.63 to $26.20	707,511	7.04 years	$22.54
$26.21 to $32.76	1,377,280	8.31 years	$28.32
$32.77 to $33.34	59,750	7.25 years	$33.34

	4,223,756

	Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average
Range of Exercise Prices	Exercisable	Contractual Life	Exercise Price

$2.68 to $7.40	24,780	2.40 years	$6.79
$7.41 to $11.40	1,193,163	4.39 years	$10.12
$11.41 to $13.55	218,280	3.90 years	$13.16
$13.56 to $19.62	308,133	5.66 years	$18.66
$19.63 to $26.20	409,730	6.19 years	$21.69
$26.21 to $32.76	641,355	7.86 years	$28.70
$32.77 to $33.34	41,375	7.25 years	$33.34

	2,836,816

The option data above does not include the 554,102 stock options, with an approximate fair value of $6.1 million, assumed as part of the purchase price for the acquisition of Rent Rite in May of 2004. At December 31, 2006, the weighted average remaining contractual life and exercise price for the Rent Rite options, all of which are exercisable, were 3.01 years and $30.62, respectively.

On January 31, 2007, the Compensation Committee of the Board of Directors of Rent-A-Center approved the issuance of long-term incentive awards to certain key employees under the 2006 Plan. The awards were issued as equity awards which were separated into three distinct tranches, (i) 50% of which were issued in options to purchase Rent-A-Center’s common stock vesting ratably over a four year period, (ii) 25% of which were issued in restricted stock units which will vest upon the employee’s completion of three years of continuous employment with the Company from January 31, 2007, (iii) 25% of which were issued in restricted stock units subject to performance-based vesting based upon the Company’s achievement of a specified three year earnings before interest, taxes, depreciation and amortization (EBITDA). The Company does not expect this issuance under the 2006 Plan to have a significant impact on its results of operations or financial condition.

Note N — Employee Benefit Plan

Rent-A-Center sponsors a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. Rent-A-Center may make discretionary matching contributions to the 401(k) plan. During 2006, 2005 and 2004, Rent-A-Center made matching cash contributions of $4.1 million, $4.4 million, and $4.2 million, respectively, which represents 50% of

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to elect to purchase Rent-A-Center common stock as part of their 401(k) plan. As of December 31, 2006, 2005 and 2004, 15.0%, 11.0%, and 16.0%, respectively, of the total plan assets consisted of Rent-A-Center’s common stock.

Note O — Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, senior debt, and subordinated notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2006 and 2005, because of the short maturities of these instruments. The Company’s senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk, and as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2006, the fair value of the subordinated notes was $301.5 million, which is $1.5 million above their carrying value of $300.0 million.

Note P — Stock Repurchase Plan

On October 24, 2003, Rent-A-Center announced that its Board of Directors had authorized a common stock repurchase program, permitting Rent-A-Center to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $100.0 million of its common stock. Over a period of time, Rent-A-Center’s Board of Directors increased the authorization for stock repurchases under its common stock repurchase program to $400.0 million. As of December 31, 2006, Rent-A-Center had purchased a total of 14,628,800 shares of its common stock for an aggregate of $360.8 million under this common stock repurchase program, of which no shares were repurchased in the fourth quarter of 2006.

Note Q — Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

		Weighted Average
	Net Earnings	Shares	Per Share
	(In thousands, except per share data)

Year ended December 31, 2006
Basic earnings per common share	$103,092	69,676	$1.48
Effect of dilutive stock options	—	1,057

Diluted earnings per common share	$103,092	70,733	$1.46

Year ended December 31, 2005
Basic earnings per common share	$135,738	73,018	$1.86
Effect of dilutive stock options	—	1,090

Diluted earnings per common share	$135,738	74,108	$1.83

Year ended December 31, 2004
Basic earnings per common share	$155,855	78,150	$1.99
Effect of dilutive stock options	—	2,097

Diluted earnings per common share	$155,855	80,247	$1.94

For 2006, 2005, and 2004, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 1,616,822, 1,916,413, and 942,972, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R — Unaudited Quarterly Data

Summarized quarterly financial data for 2006, 2005 and 2004 is as follows:

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2006
Revenues	$606,975		$583,623	$587,184		$656,126	(3)
Gross profit	436,099		430,509	432,365		480,837	(3)
Operating profit(6)	75,484		75,193	51,871	(1)	19,396	(4)
Net earnings	40,328		39,843	25,241	(2)	(2,320	)(5)
Basic earnings per common share	$0.58		$0.57	$0.36		$(0.03)
Diluted earnings per common share	$0.57		$0.56	$0.36		$(0.03)
Year ended December 31, 2005
Revenues	$601,809		$580,578	$573,507		$583,213
Gross profit	433,545		428,372	421,499		426,276
Operating profit	85,992		72,988	30,980	(8)	59,811
Net earnings	47,669	(7)	41,742	11,277		35,050	(9)
Basic earnings per common share	$0.64		$0.56	$0.15		$0.50
Diluted earnings per common share	$0.63		$0.55	$0.15		$0.50
Year ended December 31, 2004
Revenues	$585,380		$572,985	$569,607		$585,283
Gross profit	422,417		423,831	419,282		428,608
Operating profit	92,659		90,223	24,344	(10)	75,725
Net earnings	52,209		51,194	5,573		46,879
Basic earnings per common share	$0.65		$0.64	$0.07		$0.63
Diluted earnings per common share	$0.63		$0.62	$0.07		$0.61

(1)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation and the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General.

(2)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 for the refinancing of the Company’s senior credit facilities.

(3)	Includes the effects of adopting SAB 108 of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(4)	Includes the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation expense with respect to the Perez case.

(5)	Includes the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of the Company’s senior credit facilities.

(6)	Includes the effects of adopting SFAS 123R of approximately $7.8 million of pre-tax expense related to stock options and restricted stock units granted.

(7)	Includes the effects of a pre-tax legal reversion of $8.0 million associated with the settlement of a class action lawsuit in the state of California and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of the Company’s 1998 and 1999 federal tax returns.

(8)	Includes the effects of a $13.0 million pre-tax restructuring expense as part of the Company’s store consolidation plan and $7.7 million in pre-tax expenses related to the damage caused by Hurricanes Katrina and Rita.

(9)	Includes the effects of a $2.1 million pre-tax restructuring expense as part of the Company’s store consolidation plan, $1.1 million in pre-tax expenses related to the damage caused by Hurricanes Katrina, Rita and Wilma and a $3.3 million state tax reserve credit for a reserve adjustment due to a change in estimate related to potential loss exposures.

(10)	Includes the effects of a pre-tax legal settlement charge of $47.0 million associated with the settlement of a class action lawsuit in the state of California.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2006, our disclosure controls and procedures were effective as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control over Financial Reporting

Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 50 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.(*)

Item 11.	Executive Compensation.(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.	Certain Relationships and Related Transactions.(*)

Item 14.  Principal Accountant Fees and Services(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

The financial statements included in this report are listed in the Index to Financial Statements on page 47 of this report. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

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

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Speese Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Mitchell E. Fadel Mitchell E. Fadel	President, Chief Operating Officer and Director	February 28, 2007

/s/ Robert D. Davis Robert D. Davis	Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ Laurence M. Berg Laurence M. Berg	Director	February 28, 2007

/s/ Mary Elizabeth Burton Mary Elizabeth Burton	Director	February 28, 2007

/s/ Peter P. Copses Peter P. Copses	Director	February 28, 2007

/s/ Michael J. Gade Michael J. Gade	Director	February 28, 2007

/s/ J. V. Lentell J. V. Lentell	Director	February 28, 2007

/s/ Leonard H. Roberts Leonard H. Roberts	Director	February 28, 2007

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2		Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3		Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)
4.1		Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)
4.2		Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
4.3		Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)
4.4		Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.5		First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
4.6		Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
4.7		Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.8		Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.9		Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
4.10		Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
4.11		Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
4	.12*	Eighth Supplemental Indenture, dated as of November 15, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee
10	.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

Exhibit No.		Description

10.2		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.3		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.4		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.5		First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.6		Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.7		First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
10.8		Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.9		Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.10*	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc.
10	.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.13†*	Summary of Director Compensation
10	.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

Exhibit No.		Description

10	.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.19†*	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan
10	.20†*	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan
10	.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007)
10	.22†*	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan
10	.23†*	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan
10	.24†*	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan
10	.25†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.26†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.27†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10.28		Second Amended and Restated Credit Agreement, dated as of July 13, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)
10.29		Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)
21	.1*	Subsidiaries of Rent-A-Center, Inc.
23	.1*	Consent of Grant Thornton LLP
31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.