Form 10-Q
period 2007-03-31
RENT A CENTER INC DE
filed 2007-05-04
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25370

Rent-A-Center, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5501 Headquarters Drive
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
YES ☑          NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2007:

Class	Outstanding

Common stock, $.01 par value per share	70,359,182

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
(In thousands, except per share data)	2007	2006
	Unaudited
Revenues
Store
Rentals and fees	$660,113	$520,383
Merchandise sales	68,337	64,163
Installment sales	8,410	5,851
Other	7,176	3,286
Franchise
Merchandise sales	9,925	12,081
Royalty income and fees	1,338	1,211

	755,299	606,975

Operating expenses
Direct store expenses
Cost of rentals and fees	143,069	112,767
Cost of merchandise sold	46,030	44,130
Cost of installment sales	3,545	2,423
Salaries and other expenses	420,727	338,771
Franchise cost of merchandise sold	9,487	11,556

	622,858	509,647

General and administrative expenses	30,998	20,958
Amortization of intangibles	4,038	886
Litigation expense	51,250	—

Total operating expenses	709,144	531,491

Operating profit	46,155	75,484

Interest expense	24,096	13,023
Interest income	(1,761)	(1,460)

Earnings before income taxes	23,820	63,921

Income tax expense	8,717	23,593

NET EARNINGS	$15,103	$40,328

Basic earnings per common share	$0.21	$0.58

Diluted earnings per common share	$0.21	$0.57

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands)	2007	2006
	Unaudited
ASSETS
Cash and cash equivalents	$80,146	$92,344
Accounts receivable, net of allowance for doubtful accounts of $3,854 in 2007 and $4,026 in 2006	37,339	34,680
Prepaid expenses and other assets	55,065	54,068
Rental merchandise, net
On rent	840,627	816,762
Held for rent	229,256	239,471
Merchandise held for installment sale	2,417	2,354
Property assets, net	223,243	218,145
Deferred income taxes, net	13,088	1,535
Goodwill, net	1,270,283	1,253,715
Intangible assets, net	23,907	27,882

	$2,775,371	$2,740,956

LIABILITIES
Accounts payable — trade	$128,668	$118,440
Accrued liabilities	467,600	386,279
Senior debt	916,191	993,278
Subordinated notes payable	300,000	300,000

	1,812,459	1,797,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,333,974 and 104,191,862 shares issued in 2007 and 2006, respectively	1,043	1,042
Additional paid-in capital	667,221	662,440
Retained earnings	1,008,738	993,567
Treasury stock, 34,003,899 shares at cost in 2007 and 2006	(714,090)	(714,090)

	962,912	942,959

	$2,775,371	$2,740,956

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2007	2006
	Unaudited
Cash flows from operating activities
Net earnings	$15,103	$40,328
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	139,861	110,348
Bad debt expense	539	436
Stock-based compensation expense	1,399	1,997
Depreciation of property assets	16,927	13,467
Loss on sale or disposal of property assets	3,467	—
Amortization of intangibles	4,038	886
Amortization of financing fees	456	398
Deferred income taxes	(11,553)	(11,499)
Tax benefit related to stock option exercises	(483)	(1,109)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(157,745)	(151,490)
Accounts receivable	(3,198)	879
Prepaid expenses and other assets	(1,524)	(2,564)
Accounts payable — trade	10,228	21,267
Accrued liabilities	68,529	37,771

Net cash provided by operating activities	86,044	61,115
Cash flows from investing activities
Purchase of property assets	(27,448)	(15,609)
Proceeds from sale of property assets	733	475
Acquisitions of businesses, net of cash acquired	(410)	(2,662)

Net cash used in investing activities	(27,125)	(17,796)
Cash flows from financing activities
Purchase of treasury stock	—	(4,691)
Exercise of stock options	3,118	4,945
Tax benefit related to stock option exercises	483	1,109
Payments on capital leases	2,369	—
Proceeds from debt	171,275	29,625
Repayments of debt	(248,362)	(86,050)

Net cash used in financing activities	(71,117)	(55,062)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,198)	(11,743)
Cash and cash equivalents at beginning of period	92,344	57,627

Cash and cash equivalents at end of period	$80,146	$45,884

	Three months ended March 31,
	2007	2006
Supplemental cash flow information	(in thousands)
Cash paid during the period for:
Interest	$18,228	$7,270
Income taxes	$853	$3,173
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

At March 31, 2007, we operated 3,378 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

As of March 31, 2007, we offered an array of financial services in 177 of our existing rent-to-own stores in 15 states under the name “Cash AdvantEdge.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2007, ColorTyme had 280 franchised stores operating in 38 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Market Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; however, it does not require any new fair value measurements. SFAS 157 is effective on a prospective basis for the reporting period beginning January 1, 2008. We do not believe the impact of adopting SFAS 157 will have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies FASB Statement No. 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. There were no adjustments to our March 31, 2007 financial statements related to the adoption of FIN 48.

2. Stock Based Compensation. We maintain long-term incentive plans for the benefit of certain employees, consultants and directors. We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the three months ended March 31, 2007 and 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $1.0 million and $1.3 million, respectively, related to stock options and restricted stock units granted.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Information with respect to stock option activity related to the Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan, the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan, and the Rent-A-Center, Inc. 2006 Equity Incentive Plan (collectively known as the “Plans”) follows. The information is for the Plans combined because the characteristics of the awards are similar.

				Weighted
		Weighted		Average
	Equity	Average	Weighted	Remaining
	Awards	Exercise	Average	Contractual	Aggregate
	Outstanding	Price	Fair Value	Life	Intrinsic Value
					(in thousands)
Balance at December 31, 2006	4,223,756	$19.93	$8.72	6.57 years	$40,900
Granted	746,540	29.44
Exercised	(144,132)	20.41
Forfeited	(115,995)	27.24

Balance outstanding at March 31, 2007	4,710,169	$21.24	$8.27	6.82 years	$34,336

Exercisable at March 31, 2007	2,919,850	$17.85	$8.91	5.48 years	$30,657
During the three months ended March 31, 2007, the weighted average fair values of the options granted under the Plans were calculated using the following assumptions:

Employee options:
Average risk free interest rate	4.66% — 4.80%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (30.36% to 37.90%)	Weighted average 32.79%
Employee stock options granted	712,540
Weighted average grant date fair value	$5.94
Non-employee director options:
Average risk free interest rate	4.66% — 4.80%
Expected dividend yield	—
Expected life	7.44 years
Expected volatility	47.32%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$16.79
On January 31, 2007, the Compensation Committee of the Board of Directors of Rent-A-Center approved the issuance of 69,355 long-term incentive awards to certain key employees under the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan and the Rent-A-Center, Inc. 2006 Equity Incentive Plan, of which 43,685 were stock options and 25,670 were restricted stock units. The awards were issued as equity awards which were separated into three distinct tranches, (i) 50% of which were issued in options to purchase Rent-A-Center’s common stock vesting ratably over a four year period, (ii) 25% of which were issued in restricted stock units which will vest upon the employee’s completion of three years of continuous employment with us from January 31, 2007, (iii) 25% of which were issued in restricted stock units subject to performance-based vesting based upon our achievement of a specified three year earnings before interest, taxes, depreciation and amortization (EBITDA).

3.	Income Taxes. We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we were not required to recognize an increase or a decrease in the liability for unrecognized tax benefits as of January 1, 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The amount of unrecognized tax benefits as of January 1, 2007 was $6.3 million, net of federal benefit, which, if ultimately recognized, will reduce our annual effective tax rate. A portion of this amount relates to one position for which the total amount of unrecognized tax benefits may significantly increase or decrease within the next 12 months. This position involves the potential disallowance of intercompany payments and our transfer pricing. Should this change occur, it will be as a result of an administrative resolution or settlement with the taxing authority. An estimate of the potential range of change cannot be made at this time. There have been no material changes in unrecognized tax benefits since we adopted FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state, foreign and local jurisdictions. With few exceptions, we are no longer subject to U.S federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS audit for the taxable years 2001 through 2003 has been completed, but is not yet final. While the IRS has recommended changes to our 2001 to 2003 returns, we believe that our income tax filing positions and deductions will be sustained and we do not anticipate any adjustments would result in a material change to our financial position.

In adopting FIN 48 on January 1, 2007, we changed our previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, our first quarter 2006 comparative financial statements continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. We accrued approximately $1.2 million for the payment of interest at December 31, 2006. Subsequent changes to accrued interest and penalties have not been significant.

4.	Reconciliation of Merchandise Inventory.

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
	(In thousands)
Beginning merchandise value	$1,058,587	$752,880
Inventory additions through acquisitions	126	789
Purchases	232,401	216,146
Depreciation of rental merchandise	(139,861)	(110,348)
Cost of goods sold	(49,575)	(44,130)
Skips and stolens	(18,106)	(13,114)
Other inventory deletions (1)	(11,272)	(7,412)

Ending merchandise value	$1,072,300	$794,811

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

RENT-A-CENTER, INC. AND SUBSIDIARIES
5.	Intangible Assets and Acquisitions.

Intangibles consist of the following (in thousands):

		March 31, 2007		December 31, 2006
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$3,000	$3,000	$3,000
Non-compete agreements	3	6,444	5,740	6,415	5,609
Customer relationships	2	59,736	39,174	59,687	35,667
Other intangibles	3	3,264	623	3,264	208

Total		72,444	48,537	72,366	44,484
Intangible assets not subject to amortization
Goodwill		1,369,435	99,152	1,352,867	99,152

Total intangibles		$1,441,879	$147,689	$1,425,233	$143,636

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2007	$11,779
2008	11,784
2009	280
2010	34
2011	30

Total	$23,907

Changes in the net carrying amount of goodwill are as follows:

	At March 31,	At December 31,
	2007	2006
	(In thousands)
Balance as of January 1,	$1,253,715	$925,960
Additions from acquisitions	252	331,286
Post purchase price allocation adjustments	16,316	(3,531)

Balance as of the end of the period	$1,270,283	$1,253,715

The post purchase price allocation adjustments in 2007 are attributable to inventory charge-offs for unrentable or missing merchandise acquired in the Rent-Way acquisition, additional liabilities assumed and additional costs associated with that acquisition. The post purchase price allocation adjustments in 2006 are primarily attributable to the tax benefit associated with net operating losses recorded as goodwill that were deductible for tax purposes.
Acquisitions
On November 15, 2006, we completed the acquisition of Rent-Way, Inc., and its subsidiaries, whereby Rent-Way became an indirect wholly owned subsidiary of Rent-A-Center. Rent-Way operated 782 stores in 34 states. The total purchase price of approximately $622.5 million included cash payments and borrowings under our senior credit facilities and direct transaction costs of approximately $7.4 million. We funded the acquisition with a $600.3 million increase in our senior credit facilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Restructuring charges were included in the purchase price allocation, which were for employment termination costs in connection with closing Rent-Way’s corporate headquarters and for reserves put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with management’s pre-acquisition plans, expected to be completed by the end of the third quarter of 2007. The following table summarizes activity for restructuring charges (in thousands):

Balance at December 31, 2006	$34,017
Adjustment to accrual	1,810
Cash activity	(12,502)

Balance at March 31, 2007	$23,325

The operating results of Rent-Way have been included in the consolidated financial statements since the acquisition date of November 15, 2006. The following unaudited pro forma condensed consolidated financial information reflects our results of operations for the three months ended March 31, 2006 as if the acquisition of Rent-Way had occurred on January 1 of that year after giving effect to purchase accounting adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results.

Three Months
Ended March 31,
(In thousands, except per share data)	2006
(Unaudited)
Pro forma total revenue	$749,359
Pro forma net earnings	33,640
Pro forma net earnings per share — basic	$0.49
Pro forma net earnings per share — diluted	$0.48
Pro forma weighted average shares — basic	69,256
Pro forma weighted average shares — diluted	70,250
6.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

	Three months ended March 31, 2007
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$15,103	70,286	$0.21
Effect of dilutive stock-based awards		1,052

Diluted earnings per common share	$15,103	71,338	$0.21

	Three months ended March 31, 2006
	Net earnings	Shares	Per share
Basic earnings per common share	$40,328	69,256	$0.58
Effect of dilutive stock-based awards		994

Diluted earnings per common share	$40,328	70,250	$0.57

For the three months ended March 31, 2007 and 2006, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 1,811,631 and 1,891,038, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
7.	Subsequent Events. On April 30, 2007, we announced that we reached a prospective settlement with the plaintiffs to resolve Hilda Perez v. Rent-A-Center, Inc., a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey. This matter alleges that the rent-to-own contracts entered into by Perez and a class of similarly situated individuals violated New Jersey’s Retail Installment Sales Act and New Jersey’s Consumer Fraud Act, because such contracts imposed a time price differential in excess of the per annum interest rate permitted under New Jersey’s criminal usury statute. Under the terms contemplated, we anticipate we will pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed-upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. Under the terms of the prospective settlement, we are entitled to 50% of any undistributed monies in the settlement fund. In connection with the prospective settlement, we are not admitting liability for our past business practices in New Jersey. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006. To account for the aforementioned costs, we recorded an additional pre-tax charge of $51.3 million in the first quarter of 2007.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	our ability to enhance the performance of acquired stores, including the Rent-Way stores recently acquired;

•	our ability to control store level costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in our debt ratings;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation;

•	the negotiation of the definitive settlement documentation with respect to the prospective settlement of the Perez case;

•	the court hearing the Perez case could refuse to approve the prospective settlement or could require changes that are unacceptable to us or the plaintiffs;

•	one or more parties filing an objection to the prospective settlement of the Perez case; and

•	the other risks detailed from time to time in our SEC reports.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest rent-to-own operator in the United States with an approximate 41% market share based on store count. At March 31, 2007, we operated 3,378 company-owned stores nationwide and in Canada and Puerto Rico, including 21 stores in Wisconsin operated by our subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores located in Canada operated by our subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2007, ColorTyme had 280 franchised rent-to-own stores in 38 states, all of which operated under the ColorTyme name.
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
In 2005, we began offering financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services, in some of our existing rent-to-own stores under the trade name “Cash AdvantEdge.” As of March 31, 2007, we offered some or all of these financial services products in 177 Rent-A-Center store locations in 15 states. We expect to offer such financial services products in approximately 350 Rent-A-Center store locations by the end of 2007.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
Prospective Settlement of Perez Litigation. On April 30, 2007, we announced that we reached a prospective settlement with the plaintiffs to resolve Hilda Perez v. Rent-A-Center, Inc., a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey. Under the terms contemplated, we anticipate we will pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed-upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006. To account for the aforementioned costs, we recorded an additional pre-tax charge of $51.3 million in the first quarter of 2007.
The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. Please refer to “Liquidity and Capital Resources” and “Legal Proceedings” later in this report.
Store Growth. As of May 1, 2007, we have opened one new store, acquired seven stores and merged one store with an existing location during the second quarter of 2007. Additionally, as of May 1, 2007, we have added financial services to 27 additional existing rent-to-own locations during the second quarter of 2007.
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
Over the previous 10 years, our loss exposure has increased, primarily as a result of our growth. We continually institute procedures to manage our loss exposure and increases in health care costs through a greater focus on the risk management function, a transitional duty program for injured workers, ongoing safety and accident prevention training, and various programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed. During the second quarter of 2006, we refined the process in which we determine the net amount accrued for losses within our self-insured retentions and began including company specific development factors developed by independent actuaries based on our actual loss experience in the determination of our reserves. Prior to the quarter ended June 30, 2006, we used only general industry loss development factors in developing our estimate.
As of March 31, 2007, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $101.4 million, as compared to $97.7 million at December 31, 2006 and $93.9 million at March 31, 2006. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
As of March 31, 2007, we had accrued $123.4 million relating to probable losses and anticipated legal fees and expenses for our outstanding litigation as follows:

Perez Matter	$109.3 million
California Attorney General Settlement	9.6 million
Other Litigation	2.6 million
Anticipated Legal Fees and Expenses	1.9 million

Total Accrual	$123.4 million

At March 31, 2006, we had accrued $3.8 million relating to our outstanding litigation, of which approximately $1.3 million related to the settlement of the Rose/Madrigal matters (which was funded in May 2006), and an additional $2.5 million for anticipated legal fees and expenses with respect to our other outstanding litigation.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	the payment of defense costs;

•	favorable or unfavorable decisions as the matter progresses;

•	settlements agreed to in principle by the parties in the matter, subject to court approval; and

•	final settlement of the matter.
We continue to monitor our litigation costs and review the adequacy of our legal reserves on a quarterly basis. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation could affect our assumptions and, thus, our accrual.
Income Taxes. We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax exposure each quarter based on the information available to us, and establishing reserves in accordance with the accounting for uncertainty in income taxes criteria under FIN 48. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes, interest and/or penalties when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions taken. We consult with external tax advisers in reaching our conclusions. At March 31, 2007, we had accrued $7.4 million relating to our contingent liabilities for income taxes, as compared to $7.1 million at December 31, 2006 and $5.2 million at March 31, 2006.
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
Stock-Based Compensation Expense. On January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires that the measurement and recognition of share-based payment awards to our employees and directors be made at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options are valued using the binomial method pricing model with the following weighted average assumptions for employee options: expected volatility of 30.36% to 37.90%, a risk-free interest rate of 4.66% to 4.80%, no dividend yield, and an expected life of 4.20 years. For non-employee director options, the stock options are valued using the binomial method pricing model with the following weighted average assumptions: expected volatility of 47.32%, a risk-free interest rate of 4.66% to 4.80%, no dividend yield, and an expected life of 7.44 years. During the quarter ended March 31, 2007, we recognized $1.4 million in pre-tax compensation expense from stock awards.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
Significant Accounting Policies
Our significant accounting policies are summarized below and in Note A to our consolidated financial statements included in our Annual Report on Form 10-K.
Revenue. Merchandise is rented to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the

RENT-A-CENTER, INC. AND SUBSIDIARIES
rental term and merchandise sales revenue is recognized when the customer exercises its purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue is accrued for uncollected amounts due based on historical collection experience. However, the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and we cannot enforce collection for non-payment of rents. Because Get It Now makes retail sales on an installment credit basis, Get It Now’s revenue is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts. The revenue from our financial services is recorded depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time of the transactions.
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
Results of Operations
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
Store Revenue. Total store revenue increased by $150.4 million, or 25.3%, to $744.0 million for the three months ended March 31, 2007 as compared to $593.7 million for the three months ended March 31, 2006. The increase in total store revenue was primarily attributable to approximately $134.4 million in incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, net of stores sold, during the first three months of 2007 as compared to 2006, as well as an increase in same store sales of 2.9%.
Same store revenues represent those revenues earned in 2,376 stores that were operated by us for each of the entire three month periods ended March 31, 2007 and 2006, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $14.9 million, or 2.9%, to $534.7 million for the three months ended March 31, 2007 as compared to $519.8 million in 2006. This increase in same store revenues was primarily attributable to an increase in the number of units on rent during the three months ended March 31, 2007 as compared to 2006.
Franchise Revenue. Total franchise revenue decreased by $2.0 million, or 15.3%, to $11.3 million for the three months ended March 31, 2007 as compared to $13.3 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first quarter of 2007 as compared to the first quarter of 2006 due to 17 fewer franchise stores in the first quarter of 2007.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended March 31, 2007 increased by $30.3 million, or 26.9%, to $143.1 million as compared to $112.8 million for the three months ended March 31, 2006. This increase is a result of an increase in rental revenue for the three months ended March 31, 2007 compared to 2006. Cost of

RENT-A-CENTER, INC. AND SUBSIDIARIES
rentals and fees expressed as a percentage of store rentals and fees revenue remained constant at 21.7% for the three months ended March 31, 2007 and 2006.
Cost of Merchandise Sold. Cost of merchandise sold increased by $1.9 million, or 4.3%, to $46.0 million for the three months ended March 31, 2007 from $44.1 million for the three months ended March 31, 2006. This increase was primarily a result of an increase in the number of items sold during the first quarter of 2007 as compared to the first quarter of 2006. The gross margin percent of merchandise sales increased slightly to 32.6% for the three months ended March 31, 2007 from 31.2% for the three months ended March 31, 2006.
Salaries and Other Expenses. Salaries and other expenses increased by $82.0 million, or 24.2%, to $420.7 million for the three months ended March 31, 2007 as compared to $338.8 million in 2006. The increase was primarily the result of an increase in expenses associated with the increase in our store base due to the acquisition of Rent-Way and includes increases in salaries and wages of $49.5 million, occupancy costs of $8.8 million, utility costs of $3.3 million, expenses relating to product deliveries of $4.9 million and communication expenses of $4.1 million. Salaries and other expenses expressed as a percentage of total store revenue decreased to 56.5% for the three months ended March 31, 2007 from 57.1% in 2006. This percentage decrease during the first quarter of 2007 as compared to 2006 was attributable to the increase in same store sales.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $2.1 million, or 17.9%, to $9.5 million for the three months ended March 31, 2007 as compared to $11.6 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first quarter of 2007 as compared to 2006 due to 17 fewer franchise stores in the first quarter of 2007.
General and Administrative Expenses. General and administrative expenses increased by $10.0 million, or 47.9%, to $31.0 million for the three months ended March 31, 2007 as compared to $20.9 million in 2006. General and administrative expenses expressed as a percent of total revenue increased to 4.1% for the three months ended March 31, 2007 from 3.5% in 2006. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores, as well as operating expenses associated with the Rent-Way corporate office.
Amortization of Intangibles. Amortization of intangibles increased by $3.1 million or 355.8%, to $4.0 million for the three months ended March 31, 2007 from $886,000 for the three months ended March 31, 2006. This increase was primarily attributable to the amortization of intangibles from the acquisition of Rent-Way.
Operating Profit. Operating profit decreased by $29.3 million, or 38.9%, to $46.2 million for the three months ended March 31, 2007 as compared to $75.5 million in 2006. Operating profit as a percentage of total revenue decreased to 6.1% for the three months ended March 31, 2007 from 12.4% for the three months ended March 31, 2006. This decrease was primarily attributable to an increase in pre-tax litigation expense of $51.3 million, offset by same store revenues and incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, as discussed above.
Interest expense. Interest expense increased by $11.1 million, or 85.0%, to $24.1 million for the three months ended March 31, 2007 as compared to $13.0 million in 2006. This increase was primarily attributable to increased borrowings under our revolving credit facility during the first quarter of 2007 as compared to 2006, an increase in senior debt associated with the Rent-Way acquisition, as well as an increase in our weighted average interest rate to 7.76% during the first quarter of 2007 as compared to 7.59% during the first quarter of 2006 due to an increase in the Eurodollar and prime interest rates in 2007 as compared to 2006.
Net Earnings. Net earnings decreased by $25.2 million, or 62.5%, to $15.1 million for the three months ended March 31, 2007 as compared to $40.3 million in 2006. This decrease was primarily attributable to the increase in litigation expense, offset by same store revenues as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities increased by $24.9 million to $86.0 million for the three months ended March 31, 2007 from $61.1 million in 2006. This increase is attributable to a decrease in net earnings offset by changes in working capital.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cash used in investing activities increased by $9.3 million to $27.1 million for the three months ended March 31, 2007 from $17.8 million in 2006. This increase is primarily attributable to the construction of our new corporate headquarters building offset by a reduction in the acquisitions of businesses in 2007 as compared to 2006.
Cash used in financing activities increased by $16.0 million to $71.1 million for the three months ended March 31, 2007 from $55.1 million used in 2006. This increase in 2007 as compared to 2006 is primarily related to the increases in activity under the revolving portion of our senior credit facilities offset by a reduction in the purchase of treasury stock and the addition of payments on capital leases associated with the Rent-Way acquisition.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation expenses, including settlements or judgments, and implementation of our growth strategies, including store acquisitions and expansion and investment in our financial services business. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our debt service requirements, rental merchandise purchases, capital expenditures, litigation expenses, including settlements or judgments, and our store expansion programs during the next twelve months. Our revolving credit facilities, including our $15.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $415.0 million, of which $267.1 million was available at May 1, 2007. At May 1, 2007, we had $53.2 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
A change in control would result in an event of default under our senior credit facilities, which would allow our lenders to accelerate the indebtedness owed to them. In addition, if a change in control occurs, we may be required to offer to repurchase all of our outstanding subordinated notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities restrict our ability to repurchase the subordinated notes, including in the event of a change in control. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facility obligations and all of the subordinated notes, or that we would be able to obtain financing to do so on favorable terms, if at all.
Litigation. On April 30, 2007, we announced that we reached a prospective settlement with the plaintiffs to resolve Hilda Perez v. Rent-A-Center, Inc., a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey. This matter alleges that the rent-to-own contracts entered into by Perez and a class of similarly situated individuals violated New Jersey’s Retail Installment Sales Act and New Jersey’s Consumer Fraud Act, because such contracts imposed a time price differential in excess of the per annum interest rate permitted under New Jersey’s criminal usury statute. Under the terms contemplated, we anticipate we will pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed-upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. Under the terms of the prospective settlement, we would be entitled to 50% of any undistributed monies in the settlement fund. In connection with the prospective settlement, we are not admitting liability for our past business practices in New Jersey. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006. To account for the aforementioned costs, we recorded an additional pre-tax charge of $51.3 million in the first quarter of 2007.
The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. We believe that the cash flow generated from

RENT-A-CENTER, INC. AND SUBSIDIARIES
operations, together with amounts available under our senior credit facilities, will be sufficient to fund the prospective settlement without adversely affecting our liquidity in a material way.
In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. We also agreed to a civil penalty in the amount of $750,000, which was paid in February 2007. We expect to fund the restitution account in the second quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.
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
Rental Merchandise Purchases. We purchased $232.4 million and $216.1 million of rental merchandise during the three month periods ended March 31, 2007 and 2006, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $27.4 million and $15.6 million on capital expenditures during the three month periods ended March 31, 2007 and 2006, respectively, and expect to spend approximately $47.6 million for the remainder of 2007, which includes amounts we intend to spend with respect to expanding our financial services business.
In the first quarter of 2007, we relocated our corporate headquarters to a newly constructed building which we own. We remain obligated under the lease agreement with respect to our prior headquarters location for monthly rental payments in the amount of approximately $250,000 through November 2008. We are attempting to sublease some or all of the space at our prior headquarters location to offset the remaining lease obligation.
Acquisitions and New Store Openings. During the first three months of 2007, we acquired accounts from three locations, opened six new stores, and closed 33 stores. Of the closed stores, 23 were merged with existing store locations and were part of the Rent-Way acquisition and one acquired Rent-Way store was sold. The acquired stores and accounts were the result of two separate transactions with an aggregate purchase price of approximately $410,500. Additionally, during the first quarter of 2007, we have added financial services to 29 existing rent-to-own store locations, consolidated two stores with financial services into an existing location and ended the first quarter of 2007 with a total of 177 stores providing these services.
As of May 1, 2007, we have opened one new store, acquired seven stores and merged one store with an existing location during the second quarter of 2007. Additionally, as of May 1, 2007, we have added financial services to 27 additional existing rent-to-own locations during the second quarter of 2007.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Senior Credit Facilities. Our $1,322.5 million senior credit facility consists of a $197.5 million five-year term loan, with the loans thereunder being referred to by us as the “tranche A term loans,” a $725.0 million six-year term loan, with the loans thereunder being referred to by as the “tranche B term loans,” and a $400.0 million five-year revolving credit facility. The tranche A term loans are payable in 19 consecutive quarterly installments equal to $2.5 million from December 31, 2006 through June 30, 2009, $5.0 million from September 30, 2009 through June 30, 2010 and $37.5 million from September 30, 2010 through June 30, 2011. The tranche B term loans are repayable in 23 consecutive quarterly installments equal to approximately $1.8 million from December 31, 2006 through June 30, 2011 and approximately $172.6 million from September 30, 2011 through June 30, 2012.
The table below shows the scheduled maturity dates of our senior term loans outstanding at March 31, 2007.

Year Ending December 31,	(In thousands)
2007	$12,951
2008	17,268
2009	22,268
2010	92,268
2011	423,873
Thereafter	345,238

$913,866

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $109.9 million had been utilized as of May 1, 2007. As of May 1, 2007, $267.1 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 5.36% at March 31, 2007. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility. At May 1, 2007, the total amount outstanding on our revolving facility was $23.0 million, which was at the prime rate option. The weighted average Eurodollar rate on our outstanding debt was 5.36% at May 1, 2007.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $150 million at any one time outstanding;

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (subject to a restricted payments basket, for which approximately $85.7 million is available for use as of March 31, 2007);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	make capital expenditures; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 4.25:1 for the period beginning December 31, 2006 through December 30, 2007, 3.5:1 for the period beginning December 31, 2007 through December 30, 2008, and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at March 31, 2007:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	4.25:1	2.82:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.81:1
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
The 2003 indenture contains covenants that limit our ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which approximately $169.0 million was available for use as of March 31, 2007); and

•	engage in a merger or sell substantially all of our assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2007:

	Payments Due by Period
Contractual Cash Obligations	Total		2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Senior Credit Facilities (including current portion)	$916,191	(1)	$15,276	$39,537	$516,140	$345,238
7 1/2% Senior Subordinated Notes(2)	378,750		22,500	45,000	311,250	—
Operating Leases	532,936		137,003	277,863	110,839	7,231
Capital Leases(3)	19,721		6,151	10,629	2,941	—

Total	$1,847,598		$180,930	$373,029	$941,170	$352,469

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2007 was 5.36%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.

(3)	Includes total interest obligations of approximately $1.6 million for capital leases assumed in the Rent-Way acquisition.
Store Leases. We lease space for substantially all of our stores and service center locations, as well as our previous corporate headquarters and our regional offices under operating leases expiring at various times through 2015. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $27.7 million was outstanding as of March 31, 2007. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $400.0 million of Rent-A-Center common stock. As of March 31, 2007, we had purchased a total of 14,628,800 shares of Rent-A-Center common stock for an aggregate of $360.8 million under this common stock repurchase program, of which no shares were repurchased in the first quarter of 2007.
Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our targeted customers’ monthly disposable income could adversely impact our results of operations.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2007, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $913.9 million in term loans and $2.3 million outstanding on our line of credit at interest rates discounted from the prime rate. The fair value of the 7 1/2% subordinated notes at March 31, 2007 was $302.3 million, estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2007, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at March 31, 2007, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $9.3 million additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.
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
Changes in internal controls. For the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2007, we had accrued $123.4 million relating to probable losses for our outstanding litigation as follows:

Perez Matter	$109.3	million
California Attorney General Settlement	9.6	million
Other Litigation	2.6	million
Anticipated Legal Fees and Expenses	1.9	million

Total Accrual	$123.4	million

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
From June 2003 until May 2005, there was no activity in this case. On May 18, 2005, we filed a motion to dismiss the plaintiff’s claim and to decertify the class, based upon the plaintiff’s failure to schedule her claim in this matter in her earlier voluntary bankruptcy proceeding. The plaintiff opposed our motion to dismiss the case and asked the court to grant it an opportunity to find a substitute class representative in the event the court determined Ms. Colon was no longer adequate. On January 17, 2006, the court issued an order denying our motion to dismiss, but indicated that Ms. Colon was not a suitable class representative and noted that no motion to intervene to add additional class representatives had been filed. On March 14, 2006, plaintiffs’ counsel filed a motion seeking leave to intervene Shaun Kelly as an additional class representative. In response to plaintiffs’ motion, the court ordered the parties to confer regarding a possible mediation and

RENT-A-CENTER, INC. AND SUBSIDIARIES
ruled that we could depose Mr. Kelly before filing any objection to his intervention. Plaintiffs’ counsel did not respond to our repeated requests to schedule Mr. Kelly’s deposition or schedule a mediation. Accordingly, on January 30, 2007, we filed a notice pursuant to the applicable rules requiring the plaintiff to serve notice of its intent to proceed with its case within 90 days.
On April 27, 2007, the plaintiff filed a reply to our notice, and on that same date plaintiffs’ counsel offered to produce Mr. Kelly for deposition. In the reply to our notice, the plaintiff moved the court for an additional 180 days in which to conduct discovery before filing a formal response to our notice, or in the alternative, the plaintiff asked to be permitted to file its response immediately and to conduct some limited discovery while awaiting a trial date. We intend to file a response opposing these requests and seeking such other relief as may be appropriate.
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
On July 7, 2004, the plaintiffs again repled their claims by filing a third amended consolidated complaint, raising allegations of similar violations against the same parties generally based upon alleged facts not previously asserted. We, along with certain officer and director defendants and the underwriter defendants, filed motions to dismiss the third amended consolidated complaint on August 23, 2004. A hearing on the motions was held on April 14, 2005. On July 25, 2005, the court ruled on these motions, dismissing with prejudice the claims against our outside directors as well as the underwriter defendants, but denying our motion to dismiss. In evaluating this motion to dismiss, the court was required to view the pleadings in the light most favorable to the plaintiffs and to take the plaintiffs’ allegations as true. On August 18, 2005, we filed a motion to certify the dismissal order for an interlocutory appeal, which was denied on November 14, 2005. A hearing on class certification was held on June 22, 2006. No ruling on class certification has been made by the court. Discovery is ongoing.
We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves as this matter progresses. However, we cannot assure you that we will be found to have no liability in this matter.
California Attorney General Inquiry. In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be

RENT-A-CENTER, INC. AND SUBSIDIARIES
distributed to certain groups of customers (i) who entered into rental purchase agreements and acquired ownership of property under those rental purchase agreements between November 1, 2004 and November 16, 2006, (ii) who entered into rental purchase agreements between November 1, 2004 and November 16, 2006, and that were still active as of November 16, 2006, or (iii) who purchased new memberships in the Rent-A-Center Preferred Customer Club between November 1, 2004 and November 16, 2006. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We are in the process of finalizing our agreement with the settlement administrator that will implement the restitution program and expect to fund the restitution account in the second quarter of 2007. We also agreed to a civil penalty in the amount of $750,000, which was paid in the first quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.
Hilda Perez v. Rent-A-Center, Inc., et al. On March 15, 2006, we were notified that the Supreme Court of New Jersey reinstated claims made by the plaintiff in a matter styled Hilda Perez v. Rent-A-Center, Inc. The matter is a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey on March 21, 2003, arising out of several rent-to-own contracts Ms. Perez entered into with us. The requested class period is April 23, 1999 through March 16, 2006.
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
On April 30, 2007, we announced that we reached a prospective settlement with the plaintiffs to resolve this matter. Under the terms contemplated, we anticipate we will pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed-upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. Under the terms of the prospective settlement, we would be entitled to 50% of any undistributed monies in the settlement. In connection with the prospective settlement, we are not admitting liability for our past business practices in New Jersey. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006. To account for the aforementioned costs, we recorded an additional pre-tax charge of $51.3 million in the first quarter of 2007.
The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. In addition, we have the right to terminate the settlement if a sufficient number of class members file objections. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form.

RENT-A-CENTER, INC. AND SUBSIDIARIES
State Wage and Hour Class Actions
We are currently subject to various material actions pending against us in the state of California, all of which allege we violated the wage and hour laws of such state.
Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. In the first quarter of 2007, we paid an aggregate of $4.95 million in cash, including plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from August 1998 through November 9, 2006, pursuant to the previously announced settlement with the plaintiffs to resolve the Jeremy Burdusis, et al. v. Rent-A-Center, Inc., et al./Israel French, et al. v. Rent-A-Center, Inc. and Kris Corso, et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California.
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
On July 15, 2005, plaintiffs filed their motion for class certification, which we opposed. On June 23, 2006, the court granted class certification as to plaintiffs’ claims for back overtime wages and accompanying waiting time penalties, and as to plaintiffs’ unfair business practices claim. The court denied class certification as to plaintiffs’ meal and rest period claims and as to plaintiffs’ claim for civil penalties under California Labor Code Section 2699.
The class consists of all store managers employed by us in California since September 1998. As of April 27, 2007, we estimate that the class includes approximately 969 members. From September 1998 through March 31, 2007, we operated an average of 140 stores in California each year during that period. Equivalent hourly rates for annual salaries paid to the class members ranged from approximately $16.83-$31.25 per hour based on a 40 hour work week. Plaintiffs assert that store managers were required to work approximately 10-20 hours of overtime per week. Overtime wages would be calculated at 1.5 times the hourly rate for any hours worked over 8 in a day or over 40 in a week. In addition, California law provides for a waiting time penalty of up to thirty days’ wages when an employer willfully fails to pay any compensation due to an employee upon separation.
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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the three months ended March 31, 2007, our same store sales increased by 2.9% compared to the three months ended March 31, 2006. Our same store sales increased by 1.9% in 2006 and decreased by 2.3% and 3.6% in 2005 and 2004, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
As part of our growth strategy, we also plan to grow through expansion into the financial services business. We face risks associated with integrating this new business into our existing operations. In addition, the financial services industry is highly competitive and regulated by federal, state and local laws.
We intend to also increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We increased our store base by 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. In 2006, our store base increased another 646 stores, primarily as a result of the Rent-Way acquisition on November 15, 2006. As of March 31, 2007, our store base has decreased 28 stores during 2007. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of our Board of Directors. As of March 31, 2007, we are required to make principal payments under our senior credit facilities of $12.9 million in 2007, $17.3 million in 2008, $22.3 million in 2009, $92.3 million in 2010 and $769.1 million after 2010. These payments reduce our cash flow.
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
As is the case with most businesses, we are subject to various governmental regulations, including specifically in our case regulations regarding rent-to-own transactions. Currently, 47 states, the District of Columbia and Puerto Rico have passed laws regulating rental purchase transactions and one additional state has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. These laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of ten states limit the total amount of rentals that may be charged over the life of a rental purchase agreement. Several states also effectively regulate rental purchase transactions under other consumer protection statutes. We are currently subject to litigation alleging that we have violated some of these statutory provisions.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Although there is currently no comprehensive federal legislation regulating rental purchase transactions, adverse federal legislation may be enacted in the future. From time to time, legislation has been introduced in Congress seeking to regulate our business. In addition, various legislatures in the states where we currently do business may adopt new legislation or amend existing legislation that could require us to alter our business practices.
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
We have completed documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. For the year ended December 31, 2006, our management has determined that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Please refer to management’s annual report on internal control over financial reporting, and the report by Grant Thornton LLP, which appear in our Annual report on Form 10-K for our fiscal year ended December 31, 2006. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
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
Robert D. Davis
Senior Vice President-Finance, Chief Financial Officer and Treasurer

Date: May 4, 2007

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.3	Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.4	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.5	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.6	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.7	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.8	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.9	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.11	Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

4.12	Eighth Supplemental Indenture, dated as of November 15, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.11+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.14+	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

10.15+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

10.16+	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

10.17+	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.18+	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19+	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21+	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007)

10.22+	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23+	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24+	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25+	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26+	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27+	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.28	Second Amended and Restated Credit Agreement, dated as of July 13, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)

10.29	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.