Form 10-Q
period 2007-06-30
RENT A CENTER INC DE
filed 2007-08-03
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2007:

Class	Outstanding

Common stock, $.01 par value per share	69,184,951

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,
(In thousands, except per share data)	2007	2006
	Unaudited
Revenues
Store
Rentals and fees	$662,096	$527,076
Merchandise sales	39,584	38,428
Installment sales	7,646	5,728
Other	6,570	3,254
Franchise
Merchandise sales	6,955	7,892
Royalty income and fees	1,307	1,245

	724,158	583,623

Operating expenses
Direct store expenses
Cost of rentals and fees	145,927	114,733
Cost of merchandise sold	29,948	28,403
Cost of installment sales	3,129	2,398
Salaries and other expenses	417,114	333,113
Franchise cost of merchandise sold	6,663	7,580

	602,781	486,227

General and administrative expenses	30,419	21,253
Amortization of intangibles	3,934	950

Total operating expenses	637,134	508,430

Operating profit	87,024	75,193

Interest expense	23,431	13,301
Interest income	(1,473)	(1,399)

Earnings before income taxes	65,066	63,291

Income tax expense	23,815	23,448

NET EARNINGS	$41,251	$39,843

Basic earnings per common share	$0.59	$0.57

Diluted earnings per common share	$0.58	$0.56

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Six months ended June 30,
(In thousands, except per share data)	2007	2006
	Unaudited
Revenues
Store
Rentals and fees	$1,322,209	$1,047,459
Merchandise sales	107,921	102,591
Installment sales	16,056	11,579
Other	13,746	6,540
Franchise
Merchandise sales	16,880	19,973
Royalty income and fees	2,645	2,456

	1,479,457	1,190,598

Operating expenses
Direct store expenses
Cost of rentals and fees	288,996	227,500
Cost of merchandise sold	75,978	72,533
Cost of installment sales	6,674	4,821
Salaries and other expenses	837,841	671,884
Franchise cost of merchandise sold	16,150	19,136

	1,225,639	995,874

General and administrative expenses	61,417	42,211
Amortization of intangibles	7,972	1,836
Litigation expense	51,250	—

Total operating expenses	1,346,278	1,039,921

Operating profit	133,179	150,677

Interest expense	47,527	26,324
Interest income	(3,234)	(2,859)

Earnings before income taxes	88,886	127,212

Income tax expense	32,532	47,041

NET EARNINGS	$56,354	$80,171

Basic earnings per common share	$.80	$1.16

Diluted earnings per common share	$.79	$1.14

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands)	2007	2006
	Unaudited
ASSETS
Cash and cash equivalents	$79,020	$92,344
Accounts receivable, net of allowance for doubtful accounts of $3,827 in 2007 and $4,026 in 2006	37,033	34,680
Prepaid expenses and other assets	47,300	54,068
Rental merchandise, net
On rent	798,285	816,762
Held for rent	237,876	239,471
Merchandise held for installment sale	2,359	2,354
Property assets, net	222,322	218,145
Deferred income taxes, net	—	1,535
Goodwill, net	1,281,010	1,253,715
Intangible assets, net	21,038	27,882

	$2,726,243	$2,740,956

LIABILITIES
Accounts payable – trade	$90,608	$118,440
Accrued liabilities	425,875	386,279
Deferred income taxes, net	4,374	—
Senior debt	932,974	993,278
Subordinated notes payable	300,000	300,000

	1,753,831	1,797,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,464,303 and 104,191,862 shares issued in 2007 and 2006, respectively	1,045	1,042
Additional paid-in capital	670,651	662,440
Retained earnings	1,049,813	993,567
Treasury stock, 35,303,649 and 34,003,899 shares at cost in 2007 and 2006, respectively	(749,097)	(714,090)

	972,412	942,959

	$2,726,243	$2,740,956

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2007	2006
	Unaudited
Cash flows from operating activities
Net earnings	$56,354	$80,171
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	282,699	222,542
Bad debt expense	850	1,142
Stock-based compensation expense	2,690	3,814
Depreciation of property assets	34,577	26,994
Loss on sale or disposal of property assets	9,521	—
Amortization of intangibles	7,972	1,836
Amortization of financing fees	914	798
Deferred income taxes	5,909	(11,552)
Tax benefit related to stock option exercises	(797)	(2,600)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(264,701)	(276,739)
Accounts receivable	(2,966)	(900)
Prepaid expenses and other assets	5,202	2,699
Accounts payable – trade	(27,832)	(16,050)
Accrued liabilities	32,745	2,825

Net cash provided by operating activities	143,137	34,980

Cash flows from investing activities
Purchase of property assets	(52,116)	(33,321)
Proceeds from sale of property assets	1,879	1,734
Acquisitions of businesses, net of cash acquired	(12,681)	(21,420)

Net cash used in investing activities	(62,918)	(53,007)

Cash flows from financing activities
Purchase of treasury stock	(35,007)	(4,691)
Exercise of stock options	4,990	10,560
Tax benefit related to stock option exercises	797	2,600
Payments on capital leases	(4,019)	—
Proceeds from debt	361,895	157,125
Repayments of debt	(422,199)	(164,020)

Net cash provided by (used) in financing activities	(93,543)	1,574

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,324)	(16,453)
Cash and cash equivalents at beginning of period	92,344	57,627

Cash and cash equivalents at end of period	$79,020	$41,174

Supplemental cash flow information

	Six months ended June 30,
	2007	2006
	(in thousands)
Cash paid during the period for:
Interest	$45,923	$25,404
Income taxes	$19,161	$50,709
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

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

At June 30, 2007, we operated 3,375 company-owned stores nationwide and in Canada and Puerto Rico, including 22 stores in Wisconsin operated by a subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores in Canada operated by a subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis in Wisconsin.

As of June 30, 2007, we offered an array of financial services in 221 of our existing rent-to-own stores in 15 states under the name “Cash AdvantEdge.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2007, ColorTyme had 276 franchised stores operating in 36 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

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

2.	Stock Based Compensation. We maintain long-term incentive plans for the benefit of certain employees, consultants and directors. Under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the six months ended June 30, 2007 and 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $1.7 million and $2.4 million, respectively, related to stock options and restricted stock units granted. For the three months ended June 30, 2007 and 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $819,000 and $1.1 million, respectively, related to stock options and restricted stock units granted.

Information with respect to stock option activity related to the Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan, the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan, and the Rent-A-Center, Inc. 2006 Equity Incentive Plan (collectively known as the “Plans”) follows. The information is for the Plans combined because the characteristics of the awards are similar.

RENT-A-CENTER, INC. AND SUBSIDIARIES

				Weighted
		Weighted		Average
	Equity	Average	Weighted	Remaining
	Awards	Exercise	Average	Contractual	Aggregate
	Outstanding	Price	Fair Value	Life	Intrinsic Value
					(in thousands)
Balance at December 31, 2006	4,223,756	$19.93	$8.72	6.57 years	$40,900
Granted	966,040	28.34
Exercised	(271,051)	17.53
Forfeited	(221,935)	27.37

Balance outstanding at June 30, 2007	4,696,810	$21.65	$8.51	6.73 years	$27,265

Exercisable at June 30, 2007	2,890,310	$18.32	$9.31	5.36 years	$25,096
During the six months ended June 30, 2007, the weighted average fair values of the options granted under the Plans were calculated using the following assumptions:

Employee options:
Average risk free interest rate	4.66% — 4.80%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (30.36% to 37.90%)	Weighted average 32.79%
Employee stock options granted	932,040
Weighted average grant date fair value	$5.82
Non-employee director options:
Average risk free interest rate	4.66% — 4.80%
Expected dividend yield	—
Expected life	7.44 years
Expected volatility	47.32%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$16.79
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
3.	Income Taxes. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we were not required to recognize an increase or a decrease in the liability for unrecognized tax benefits as of January 1, 2007.

The amount of unrecognized tax benefits as of January 1, 2007 was $6.3 million, net of federal benefit, which, if ultimately recognized, will reduce our annual effective tax rate. A portion of this amount relates to one position for

RENT-A-CENTER, INC. AND SUBSIDIARIES
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

We file income tax returns in the U.S. federal jurisdiction and various state, foreign and local jurisdictions. With few exceptions, we are no longer subject to U.S federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS audit for the taxable years 2001 through 2003 has been completed, but is not yet final. While the IRS has recommended changes to our 2001 to 2003 returns, we believe that our income tax filing positions and deductions will be sustained and we do not anticipate any adjustments would result in a material change to our financial position. During 2007, the IRS has commenced an examination of our income tax returns for 2004 and 2005 that is anticipated to be completed by the end of 2008.

In adopting FIN 48 on January 1, 2007, we changed our previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, our comparative financial statements for the period ended June 30, 2006 continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. We accrued approximately $1.2 million for the payment of interest at December 31, 2006. Subsequent changes to accrued interest and penalties have not been significant.

4.	Reconciliation of Merchandise Inventory.

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	(In thousands)
Beginning merchandise value	$1,058,587	$752,880
Inventory additions through acquisitions	2,889	7,084
Purchases	400,505	392,986
Depreciation of rental merchandise	(282,699)	(222,542)
Cost of goods sold	(82,652)	(77,354)
Skips and stolens	(37,711)	(26,169)
Other inventory deletions(1)	(20,399)	(12,724)

Ending merchandise value	$1,038,520	$814,161

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
	(In thousands)
Beginning merchandise value	$1,072,300	$794,811
Inventory additions through acquisitions	2,763	6,295
Purchases	168,104	176,840
Depreciation of rental merchandise	(142,838)	(112,194)
Cost of goods sold	(33,077)	(33,224)
Skips and stolens	(19,605)	(13,055)
Other inventory deletions(1)	(9,127)	(5,312)

Ending merchandise value	$1,038,520	$814,161

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

RENT-A-CENTER, INC. AND SUBSIDIARIES
5.	Intangible Assets and Acquisitions.

Intangibles consist of the following (in thousands):

		June 30, 2007		December 31, 2006
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$3,000	$3,000	$3,000
Non-compete agreements	3	6,734	5,777	6,415	5,609
Customer relationships	2	60,583	42,728	59,687	35,667
Other intangibles	3	3,264	1,038	3,264	208

Total		73,581	52,543	72,366	44,484
Intangible assets not subject to amortization
Goodwill		1,380,162	99,152	1,352,867	99,152

Total intangibles		$1,453,743	$151,695	$1,425,233	$143,636

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2007	$8,433
2008	12,136
2009	405
2010	34
2011	30

Total	$21,038

Changes in the net carrying amount of goodwill are as follows:

	At June 30,	At December 31,
	2007	2006
	(In thousands)
Balance as of January 1,	$1,253,715	$925,960
Additions from acquisitions	9,249	331,286
Post purchase price allocation adjustments	18,046	(3,531)

Balance as of the end of the period	$1,281,010	$1,253,715

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Restructuring charges were included in the purchase price allocation, which were for employment termination costs in connection with closing Rent-Way’s corporate headquarters and for reserves put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with management’s pre-acquisition plans. We expect that the termination costs will be completed by the second quarter of 2010 and the reserves for lease buyouts will be completed no later than the second quarter of 2012. The following table summarizes activity for restructuring charges (in thousands):

Balance at December 31, 2006	$34,017
Adjustment to accrual	1,901
Cash activity	(16,993)

Balance at June 30, 2007	$18,925

The operating results of Rent-Way have been included in the consolidated financial statements since the acquisition date of November 15, 2006. The following unaudited pro forma condensed consolidated financial information reflects our results of operations for the six and three months ended June 30, 2006 as if the acquisition of Rent-Way had occurred on January 1 of that year after giving effect to purchase accounting adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results.

	Six Months	Three Months
	Ended June 30,	Ended June 30,
(In thousands, except per share data)	2006	2006
	(Unaudited)	(Unaudited)
Pro forma total revenue	$1,463,153	$716,527
Pro forma net earnings	72,441	38,854
Pro forma net earnings per share — basic	$1.04	$0.56
Pro forma net earnings per share — diluted	$1.03	$0.55
Pro forma weighted average shares — basic	69,401	69,545
Pro forma weighted average shares — diluted	70,445	70,640
6.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

(In thousands, except per share data)	Six months ended June 30, 2007
	Net earnings	Shares	Per share
Basic earnings per common share	$56,354	70,054	$.80
Effect of dilutive stock options		997

Diluted earnings per common share	$56,354	71,051	$.79

	Six months ended June 30, 2006
	Net earnings	Shares	Per share
Basic earnings per common share	$80,171	69,401	$1.16
Effect of dilutive stock options		1,044

Diluted earnings per common share	$80,171	70,445	$1.14

RENT-A-CENTER, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Three months ended June 30, 2007
	Net earnings	Shares	Per share
Basic earnings per common share	$41,251	69,822	$0.59
Effect of dilutive stock-based awards		942

Diluted earnings per common share	$41,251	70,764	$0.58

	Three months ended June 30, 2006
	Net earnings	Shares	Per share
Basic earnings per common share	$39,843	69,545	$0.57
Effect of dilutive stock-based awards		1,095

Diluted earnings per common share	$39,843	70,640	$0.56

For the six months ended June 30, 2007 and 2006, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 1,789,582 and 1,745,980, respectively.

For the three months ended June 30, 2007 and 2006, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 2,017,477 and 1,648,660, respectively.
7.	Stock Repurchase Plan. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of June 30, 2007, we had purchased a total of 15,928,550 shares of Rent-A-Center common stock for an aggregate of $395.8 million under this common stock repurchase program, of which 1,299,750 shares were repurchased for $35.0 million in the second quarter of 2007.

8.	Subsequent Events. Our Board of Directors has authorized the Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores on favorable terms;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	our ability to enhance the performance of acquired stores, including the Rent-Way stores acquired in November 2006;

•	our ability to control costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	economic pressures affecting the disposable income available to our targeted consumers, such as high fuel and utility costs;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation;

•	the court hearing the Perez case could refuse to approve the settlement or could require changes that are unacceptable to us or the plaintiffs;

•	one or more parties filing an objection to the settlement of the Perez case; and

•	the other risks detailed from time to time in our SEC reports.

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
Our Business
We are the largest rent-to-own operator in the United States with an approximate 41% market share based on store count. At June 30, 2007, we operated 3,375 company-owned stores nationwide and in Canada and Puerto Rico, including 22 stores in Wisconsin operated by our subsidiary, Get It Now, LLC, under the name “Get It Now,” and seven stores located in Canada operated by our subsidiary, Rent-A-Centre Canada, Ltd., under the name “Rent-A-Centre.” Another of our subsidiaries, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2007, ColorTyme had 276 franchised rent-to-own stores in 36 states.
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
In 2005, we began offering financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services, in some of our existing rent-to-own stores under the trade name “Cash AdvantEdge.” As of June 30, 2007, we offered some or all of these financial services products in 221 Rent-A-Center store locations in 15 states. We expect to offer such financial services products in approximately 300 to 325 Rent-A-Center store locations by the end of 2007.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
Increase in Stock Repurchase Authorization. On July 30, 2007, we announced that our Board of Directors has increased the authorization for stock repurchases under our common stock repurchase plan from $400 million to $500 million. Under the Company’s common stock repurchase plan, shares may be repurchased in the open market or in privately negotiated transactions at times and amounts considered appropriate by us. To date, we have repurchased a total of 15,928,550 shares for approximately $395.8 million in cash under the plan since inception. For the period January 1, 2007 through July 31, 2007, we have repurchased a total of 1,299,750 shares for approximately $35.0 million in cash.
Settlement of Dispute with ColorTyme Franchisees. On July 31, 2007, ColorTyme entered into a settlement agreement with five affiliated ColorTyme franchisees pursuant to which the franchise agreements with respect to approximately 65 ColorTyme stores were terminated. ColorTyme received a cash payment in satisfaction of the contractually required, future royalties owed to ColorTyme pursuant to the franchise agreements. As of August 2, 2007, ColorTyme had 211 franchised stores in 36 states.
Store Growth. As of July 31, 2007, we have opened two new stores, acquired three stores and merged six stores with existing locations during the third quarter of 2007. Additionally, as of July 31, 2007, we have added financial services to 22 additional existing rent-to-own locations during the third quarter of 2007.
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
Over the previous 10 years, our loss exposure has increased, primarily as a result of our growth. We continually institute procedures to manage our loss exposure and increases in health care costs through a greater focus on the risk management function, a transitional duty program for injured workers, ongoing safety and accident prevention training, and various programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed. During the second quarter of 2006, we refined the process we use to determine the net amount accrued for losses within our self-insured retentions and began including company specific development factors developed by independent actuaries based on our actual loss experience. Prior to the quarter ended June 30, 2006, we used only general industry loss development factors in developing our estimate.
As of June 30, 2007, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $108.9 million, as compared to $97.7 million at December 31, 2006 and $98.5 million at June 30, 2006. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

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
As of June 30, 2007, we had accrued $121.4 million relating to probable losses and anticipated legal fees and expenses for our outstanding litigation as follows:

Perez Matter	$109.3 million
California Attorney General Settlement	9.6 million
Other Litigation	1.0 million
Anticipated Legal Fees and Expenses	1.5 million

Total Accrual	$121.4 million

At December 31, 2006, we had accrued $77.0 million, of which $58.0 million was related to the Perez matter, $10.4 million was related to the California Attorney General settlement, $5.0 million was related to the Burdusis/French/Corso settlement, $2.2 million related to other litigation and an additional $1.4 million for anticipated legal fees and expenses with respect to our other outstanding litigation. At June 30, 2006, we had accrued $2.6 million relating to our outstanding litigation, of which $1.5 million was for anticipated legal fees and expenses with respect to our other outstanding litigation.
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
Income Taxes. We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax exposure each quarter based on the information available to us, and establishing reserves in accordance with the accounting for uncertainty in income taxes criteria under FIN 48. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes, interest and/or penalties when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions taken. We consult with external tax advisers in reaching our conclusions. At June 30, 2007, we had accrued $7.5 million relating to our contingent liabilities for income taxes, as compared to $7.1 million at December 31, 2006 and $5.4 million at June 30, 2006.
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
Stock-Based Compensation Expense. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options are valued using the binomial method pricing model with the following weighted average assumptions for employee options: expected volatility of 30.36% to 37.90%, a risk-free interest rate of 4.66% to 4.80%, no dividend yield, and an expected life of 4.20 years. For non-employee director options, the stock options are valued using the binomial method pricing model with the following weighted average assumptions: expected volatility of 47.32%, a risk-free interest rate of 4.66% to 4.80%, no dividend yield, and an expected life of 7.44 years. During the six months ended June 30, 2007, we recognized $2.7 million in pre-tax compensation expense from stock awards.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Results of Operations
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
Store Revenue. Total store revenue increased by $291.8 million, or 25.0%, to $1,460.0 million for the six months ended June 30, 2007 as compared to $1,168.2 million for the six months ended June 30, 2006. The increase in total store revenue was primarily attributable to approximately $259.7 million in incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, net of stores sold, during the first six months of 2007 as compared to 2006, as well as an increase in same store sales of 2.8%.
Same store revenues represent those revenues earned in 2,333 stores that were operated by us for each of the entire six month periods ended June 30, 2007 and 2006, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $28.1 million, or 2.8%, to $1,034.7 million for the six months ended June 30, 2007 as compared to $1,006.6 million in 2006. This increase in same store revenues was primarily attributable to an increase in the number of units on rent during the six months ended June 30, 2007 as compared to 2006.
Franchise Revenue. Total franchise revenue decreased by $2.9 million, or 12.9%, to $19.5 million for the six months ended June 30, 2007 as compared to $22.4 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first six months of 2007 as compared to the first six months of 2006 due to 19 fewer franchise stores in the first six months of 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the six months ended June 30, 2007 increased by $61.5 million, or 27.0%, to $289.0 million as compared to $227.5 million for the six months ended June 30, 2006. This increase is a result of an increase in rental revenue for the six months ended June 30, 2007 compared to 2006. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 21.9% for the six months ended June 30, 2007 compared to 21.7% for the six months ended June 30, 2006.
Cost of Merchandise Sold. Cost of merchandise sold increased by $3.4 million, or 4.7%, to $75.9 million for the six months ended June 30, 2007 from $72.5 million for the six months ended June 30, 2006. This increase was primarily a result of an increase in the number of items sold during the first six months of 2007 as compared to the first six months of 2006. The gross margin percent of merchandise sales increased slightly to 29.6% for the six months ended June 30, 2007 from 29.3% for the six months ended June 30, 2006.
Salaries and Other Expenses. Salaries and other expenses increased by $166.0 million, or 24.7%, to $837.8 million for the six months ended June 30, 2007 as compared to $671.9 million in 2006. The increase was primarily the result of an increase in expenses associated with the increase in our store base due to the acquisition of Rent-Way and includes increases in labor expense of $100.7 million, occupancy costs of $18.2 million, utility costs of $5.9 million, expenses relating to product deliveries of $15.0 million, communication expenses of $6.5 million and charge offs due to customer stolen merchandise of $11.5 million. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.6% for the six months ended June 30, 2007 as compared to 2.2% for the six months ended June 30, 2006. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 57.4% for the six months ended June 30, 2007 from 57.5% in 2006.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $2.9 million, or 15.6%, to $16.2 million for the six months ended June 30, 2007 as compared to $19.1 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first six months of 2007 as compared to 2006 due to 19 fewer franchise stores in the first six months of 2007.
General and Administrative Expenses. General and administrative expenses increased by $19.2 million, or 45.5%, to $61.4 million for the six months ended June 30, 2007 as compared to $42.2 million in 2006. General and administrative expenses expressed as a percent of total revenue increased to 4.2% for the six months ended June 30, 2007 from 3.5% in 2006. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores, as well as operating expenses associated with the Rent-Way corporate office.
Amortization of Intangibles. Amortization of intangibles increased by $6.1 million or 334.2%, to $8.0 million for the six months ended June 30, 2007 from $1.8 million for the six months ended June 30, 2006. This increase was primarily attributable to the amortization of intangibles from the acquisition of Rent-Way.
Operating Profit. Operating profit decreased by $17.5 million, or 11.6%, to $133.2 million for the six months ended June 30, 2007 as compared to $150.7 million in 2006. Operating profit as a percentage of total revenue decreased to 9.0% for the six months ended June 30, 2007 from 12.7% for the six months ended June 30, 2006. This decrease was primarily attributable to an increase in pre-tax litigation expense of $51.3 million related to the Perez matter, offset by same store revenues and incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, as discussed above.
Interest expense. Interest expense increased by $21.2 million, or 80.5%, to $47.5 million for the six months ended June 30, 2007 as compared to $26.3 million in 2006. This increase was primarily attributable to increased borrowings under our revolving credit facility during the first six months of 2007 as compared to 2006, an increase in senior debt outstanding relating to the Rent-Way acquisition, as well as an increase in our weighted average interest rate to 7.72% during the first six months of 2007 as compared to 7.12% during the first six months of 2006 due to an increase in the Eurodollar and prime interest rates in 2007 as compared to 2006.
Net Earnings. Net earnings decreased by $23.8 million, or 29.7%, to $56.4 million for the six months ended June 30, 2007 as compared to $80.2 million in 2006. This decrease was primarily attributable to the increases in litigation expense related to the Perez matter, as well as an increase in interest expense, offset by same store revenues as discussed above.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
Store Revenue. Total store revenue increased by $141.4 million, or 24.6%, to $715.9 million for the three months ended June 30, 2007 as compared to $574.5 million for the three months ended June 30, 2006. The increase in total store revenue was primarily attributable to approximately $125.6 million in incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, net of stores sold, during the three months ended June 30, 2007 as compared to 2006, as well as an increase in same store sales of 2.7%.
Same store revenues represent those revenues earned in 2,364 stores that were operated by us for each of the entire three month periods ended June 30, 2007 and 2006, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $13.6 million, or 2.7%, to $515.6 million for the three months ended June 30, 2007 as compared to $502.0 million in 2006. This increase in same store revenues was primarily attributable to an increase in the number of units on rent during the three months ended June 30, 2007 as compared to 2006.
Franchise Revenue. Total franchise revenue decreased by $875,000, or 9.6%, to $8.3 million for the three months ended June 30, 2007 as compared to $9.1 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the three months ended June 30, 2007 as compared to 2006 due to 19 fewer franchise stores in the three months ended June 30, 2007.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended June 30, 2007 increased by $31.2 million, or 27.2%, to $145.9 million as compared to $114.7 million for the three months ended June 30, 2006. This increase is a result of an increase in rental revenue for the three months ended June 30, 2007 compared to 2006. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.0% for the three months ended June 30, 2007 as compared to 21.8% for the three months ended June 30, 2006.
Cost of Merchandise Sold. Cost of merchandise sold increased by $1.5 million, or 5.4%, to $29.9 million for the three months ended June 30, 2007 from $28.4 million for the three months ended June 30, 2006. This increase was primarily a result of an increase in the number of items sold during the three months ended June 30, 2007 as compared to 2006. The gross margin percent of merchandise sales decreased to 24.3% for the three months ended June 30, 2007 from 26.1% for the three months ended June 30, 2006. This decrease is attributable to a decrease in the average selling price of merchandise sold during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
Salaries and Other Expenses. Salaries and other expenses increased by $84.0 million, or 25.2%, to $417.1 million for the three months ended June 30, 2007 as compared to $333.1 million in 2006. The increase was primarily the result of an increase in expenses associated with the increase in our store base due to the acquisition of Rent-Way and includes increases in labor expense of $51.2 million, occupancy costs of $9.4 million, utility costs of $2.6 million, expenses relating to product deliveries of $10.1 million, communication expenses of $2.4 million and charge offs due to customer stolen merchandise of $6.5 million. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.7% for the three months ended June 30, 2007 as compared to 2.2% for the three months ended June 30, 2006. Salaries and other expenses expressed as a percentage of total store revenue increased slightly to 58.3% for the three months ended June 30, 2007 from 58.0% in 2006.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $917,000, or 12.1%, to $6.7 million for the three months ended June 30, 2007 as compared to $7.6 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the three months ended June 30, 2007 as compared to 2006 due to 19 fewer franchise stores in the three months ended June 30, 2007.
General and Administrative Expenses. General and administrative expenses increased by $9.2 million, or 43.1%, to $30.4 million for the three months ended June 30, 2007 as compared to $21.3 million in 2006. General and administrative expenses expressed as a percent of total revenue increased to 4.2% for the three months ended June 30, 2007 from 3.6% in 2006. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores.
Amortization of Intangibles. Amortization of intangibles increased by $3.0 million or 314.1%, to $3.9 million for the three months ended June 30, 2007 from $1.0 million for the three months ended June 30, 2006. This increase was primarily attributable to the amortization of intangibles from the acquisition of Rent-Way.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Operating Profit. Operating profit increased by $11.8 million, or 15.7%, to $87.0 million for the three months ended June 30, 2007 as compared to $75.2 million in 2006. Operating profit as a percentage of total revenue decreased to 12.0% for the three months ended June 30, 2007 from 12.9% for the three months ended June 30, 2006. This decrease was primarily attributable to an increase in general and administrative expenses, as discussed above.
Interest expense. Interest expense increased by $10.1 million, or 76.2%, to $23.4 million for the three months ended June 30, 2007 as compared to $13.3 million in 2006. This increase was primarily attributable to increased borrowings under our revolving credit facility during the three months ended June 30, 2007 as compared to 2006, an increase in senior debt outstanding relating to the Rent-Way acquisition, as well as an increase in our weighted average interest rate to 7.68% during the three months ended June 30, 2007 as compared to 7.12% during the three months ended June 30, 2006 due to an increase in the Eurodollar and prime interest rates in 2007 as compared to 2006.
Net Earnings. Net earnings increased by $1.4 million, or 3.5%, to $41.2 million for the three months ended June 30, 2007 as compared to $39.8 million in 2006. This increase was primarily attributable to the increase in same store revenues as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities increased by $108.1 million to $143.1 million for the six months ended June 30, 2007 from $35.0 million in 2006. This increase is attributable to an increase in noncash items, primarily an increase in depreciation expense.
Cash used in investing activities increased by $9.9 million to $62.9 million for the six months ended June 30, 2007 from $53.0 million in 2006. This increase is primarily attributable to the construction of our new corporate headquarters building offset by a reduction in the acquisitions of businesses in 2007 as compared to 2006.
Cash used in financing activities increased by $95.1 million to $93.5 million for the six months ended June 30, 2007 from $1.6 million provided in 2006. This increase in 2007 as compared to 2006 is primarily related to the increases in activity under the revolving portion of our senior credit facilities coupled with the purchase of treasury stock and the addition of payments on capital leases associated with the Rent-Way acquisition.
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
We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $309.4 million was available at July 31, 2007. At July 31, 2007, we had $51.7 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
pay our accelerated senior credit facility obligations and all of the subordinated notes, or that we would be able to obtain financing to do so on favorable terms, if at all.
Litigation. On April 30, 2007, we announced that we reached a settlement with the plaintiffs to resolve Hilda Perez v. Rent-A-Center, Inc., a putative class action filed in the Superior Court, Law Division, Camden County, New Jersey. Under the terms of the settlement, which has now been documented and preliminarily approved by the court, we anticipate we will pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed-upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. Under the terms of the settlement, we are entitled to 50% of any undistributed monies in the settlement fund. In connection with the settlement, we are not admitting liability for our past business practices in New Jersey. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006, and an additional pre-tax charge of $51.3 million in the first quarter of 2007, to account for the aforementioned costs. We expect to fund the entire settlement amount in the fourth quarter of 2007, following final approval of the settlement by the court.
While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will be approved by the court in its present form. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund this settlement without adversely affecting our liquidity in a material way.
In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. We also agreed to a civil penalty in the amount of $750,000, which was paid in February 2007. We expect to fund the restitution account in the third quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.
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
Rental Merchandise Purchases. We purchased $400.5 million and $393.0 million of rental merchandise during the six month periods ended June 30, 2007 and 2006, respectively.
Capital Expenditures. We make capital expenditures to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $52.1 million and $33.3 million on capital expenditures during the six month periods ended June 30, 2007 and 2006, respectively, and expect to spend approximately $32.9 million for the remainder of 2007, which includes amounts we intend to spend with respect to expanding our financial services business.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Acquisitions and New Store Openings. During the first six months of 2007, we acquired 13 stores, accounts from six locations, opened 10 new stores, merged 52 stores and sold two stores. Of the merged stores, 29 were merged with existing store locations and were part of the Rent-Way acquisition. One of the stores sold was an acquired Rent-Way store. The acquired stores and accounts were the result of eight separate transactions with an aggregate purchase price of approximately $12.7 million. Additionally, during the first six months of 2007, we have added financial services to 87 existing rent-to-own store locations, consolidated seven stores with financial services into an existing location, closed nine financial services stores and ended the second quarter of 2007 with a total of 221 stores providing these services.
As of July 31, 2007, we have opened two new stores, acquired three stores and merged six stores with existing locations during the third quarter of 2007. Additionally, as of July 31, 2007, we have added financial services to 22 additional existing rent-to-own locations during the third quarter of 2007.
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
The table below shows the scheduled maturity dates of our senior term loans outstanding at June 30, 2007.

Year Ending December 31,	(In thousands)
2007	$8,634
2008	17,268
2009	22,268
2010	92,268
2011	423,873
Thereafter	330,238

$894,549

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $110.6 million had been utilized as of July 31, 2007. As of July 31, 2007, $289.4 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 5.36% at June 30, 2007. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility. At July 31, 2007, there was no amount outstanding on our revolving facility. The weighted average Eurodollar rate on our outstanding debt was 5.37% at July 31, 2007.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $150 million at any one time outstanding;

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (subject to a restricted payments basket, for which approximately $60.0 million is available for use as of June 30, 2007);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 4.25:1 for the period beginning December 31, 2006 through December 30, 2007, 3.5:1 for the period beginning December 31, 2007 through December 30, 2008, and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at June 30, 2007:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	4.25:1	2.86:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.82:1
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
The 2003 indenture contains covenants that limit our ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which approximately $143.3 million was available for use as of June 30, 2007); and

•	engage in a merger or sell substantially all of our assets.
Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.
The 7 1/2% notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The premium for the period beginning May 1, 2007 through April 30, 2008 is 102.50%. The 7 1/2% notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2003 indenture.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2007:

	Payments Due by Period
Contractual Cash Obligations	Total		2007	2008-2009	2010-2011	Thereafter
			(In thousands)
Senior Credit Facilities (including current portion)	$932,974	(1)	$11,059	$39,537	$552,140	$330,238
7 1/2% Senior Subordinated Notes(2)	367,500		11,250	45,000	311,250	—
Operating Leases	517,465		92,569	290,587	123,443	10,866
Capital Leases	17,656		3,700	10,777	3,179	—

Total(3)	$1,835,595		$118,578	$385,901	$990,012	$341,104

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2007 was 5.36%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.

(3)	As of January 1, 2007, we have $6.3 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.
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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally of up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $29.3 million was outstanding as of June 30, 2007. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Settlement of Dispute with ColorTyme Franchisees. On July 31, 2007, ColorTyme entered into a settlement agreement with five affiliated ColorTyme franchisees pursuant to which the franchise agreements with respect to approximately 65 ColorTyme stores were terminated. ColorTyme received a cash payment in satisfaction of the contractually required, future royalties owed to ColorTyme pursuant to the franchise agreements. None of the franchisees purchased merchandise

RENT-A-CENTER, INC. AND SUBSIDIARIES
inventory from ColorTyme. We do not expect the termination of these franchise agreements and the departure of these stores from the ColorTyme franchise system to have a material adverse impact on our financial position, results of operation or cash flow.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of June 30, 2007, we had purchased a total of 15,928,550 shares of Rent-A-Center common stock for an aggregate of $395.8 million under this common stock repurchase program, of which 1,299,750 shares were repurchased for $35.0 million in the second quarter of 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2007, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $894.5 million in term loans, $36.0 million in revolving credit and $2.4 million outstanding on our line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes at June 30, 2007 was $304.5 million, estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2007, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at June 30, 2007, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $9.5 million additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in internal controls. For the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2007, we had accrued $121.4 million relating to probable losses for our outstanding litigation as follows:

Perez Matter	$109.3 million
California Attorney General Settlement	9.6 million
Other Litigation	1.0 million
Anticipated Legal Fees and Expenses	1.5 million

Total Accrual	$121.4 million

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
Colon v. Thorn Americas, Inc. The plaintiff filed this putative class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition in 1998. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide us immunity from suit for other statutory violations. The plaintiff alleges we have a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of payment records. In the prayer for relief, the plaintiff requests class certification, injunctive relief requiring us to cease certain marketing practices and price our rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all moneys received by us in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.
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
On April 27, 2007, the plaintiff filed a reply to our notice, and on that same date plaintiffs’ counsel offered to produce Mr. Kelly for deposition. In the reply to our notice, the plaintiff moved the court for an additional 180 days in which to conduct discovery before filing a formal response to our notice, or in the alternative, the plaintiff asked to be permitted to file its response immediately and to conduct some limited discovery while awaiting a trial date. Plaintiff’s motion resulted in a notice from the court, which we received on May 7, 2007, that the case had been dismissed on June 2, 2006, due to the parties’ failure to appear at a court-ordered conference of which neither we, nor to our knowledge, plaintiff had notice. We also did not have notice of the dismissal order. On July 16, 2007, the court denied plaintiff’s motion to vacate the dismissal order. In the event plaintiff seeks a reconsideration or appeal of the court’s order, we intend to file a response opposing such requests and seeking such other relief as may be appropriate.
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
We continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves in this matter, while exploring opportunities to resolve it on reasonable terms. However, we cannot assure you that we will be found to have no liability in this matter.

RENT-A-CENTER, INC. AND SUBSIDIARIES
California Attorney General Inquiry. In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We are working with the Attorney General and the settlement administrator to finalize the implementation procedures for the restitution program and expect to fund the restitution account in the third quarter of 2007. We also agreed to a civil penalty in the amount of $750,000, which was paid in the first quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.
Hilda Perez v. Rent-A-Center, Inc., et al. On April 30, 2007, we announced that we reached a prospective settlement with the plaintiffs to resolve this putative class action filed in the Superior Court, Law Division, Camden County, New Jersey which alleges that the rent-to-own contracts entered into by Perez and a class of similarly situated individuals violated New Jersey’s Retail Installment Sales Act and New Jersey’s Consumer Fraud Act because such contracts imposed a time price differential in excess of the 30% per annum interest rate permitted under New Jersey’s criminal usury statute. Under the terms of the settlement, which has now been documented and preliminarily approved by the court, we anticipate we will pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed-upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. Under the terms of the settlement, we are entitled to 50% of any undistributed monies in the settlement. In connection with the settlement, we are not admitting liability for our past business practices in New Jersey. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006, and an additional pre-tax charge of $51.3 million in the first quarter of 2007, to account for the aforementioned costs.
The terms of the settlement are subject to obtaining final approval from the court. Notice of the settlement was mailed to class members on July 27, 2007, and published in several newspapers on or about July 20 and 27, 2007. Objections to the settlement, if any, must be filed with the court on or before September 4, 2007, and the final approval hearing is scheduled for September 14, 2007. The order finally approving the settlement, if issued by the court, will be subject to a 45 day appeal period. We have the right to terminate the settlement if a sufficient number of class members file objections. We expect to fund the entire settlement amount in the fourth quarter of 2007, following final approval of the settlement by the court and expiration of the appeal period. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will receive final approval from the court in its present form.
State Wage and Hour Class Actions
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
The class consists of all store managers employed by us in California since September 1998. We estimate the class size to be approximately 982 current and former store managers. From September 1998 through March 31, 2007, we operated an average of 140 stores in California each year during that period. Equivalent hourly rates for annual salaries paid to the class

RENT-A-CENTER, INC. AND SUBSIDIARIES
members ranged from approximately $16.83-$31.25 per hour based on a 40 hour work week. Plaintiffs assert that store managers were required to work approximately 10-20 hours of overtime per week. Overtime wages would be calculated at 1.5 times the hourly rate for any hours worked over 8 in a day or over 40 in a week. In addition, California law provides for a waiting time penalty of up to thirty days’ wages when an employer willfully fails to pay any compensation due to an employee upon separation.
The court’s class certification ruling is procedural only and does not address the merits of plaintiffs’ claims. We believe that class certification was improper and that our store managers are properly classified as exempt from overtime. We intend to file a motion for class de-certification no later than January 31, 2008. In addition, we continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves as this matter progresses. We cannot assure you, however, that we will be found to have no liability in these matters.

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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the six months ended June 30, 2007, our same store sales increased by 2.8% compared to the six months ended June 30, 2006. Our same store sales increased by 1.9% in 2006 and decreased by 2.3% and 3.6% in 2005 and 2004, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
As part of our growth strategy, we also plan to grow through expansion into the financial services business. We face risks associated with integrating this new business into our existing operations. In addition, the financial services industry is highly competitive and regulated by federal, state and local laws.
We intend to also increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We increased our store base by 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. In 2006, our store base increased another 646 stores, primarily as a result of the Rent-Way acquisition on November 15, 2006. As of June 30, 2007, our store base has decreased 31 stores during 2007. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of June 30, 2007, we are required to make principal payments under our senior credit facilities of $11.1 million in 2007, $17.2 million in 2008, $22.3 million in 2009, $92.3 million in 2010 and $790.1 million after 2010. These payments reduce our cash flow.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2003, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $100.0 million of Rent-A-Center common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program to $500.0 million. As of June 30, 2007, we had repurchased $395.8 million in aggregate purchase price of Rent-A-Center common stock under our stock repurchase program. In the second quarter of 2007, we effected the following repurchases of our common stock:

RENT-A-CENTER, INC. AND SUBSIDIARIES

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(including fees)	Programs	(including fees)

April 1 through April 30
May 1 through May 30	1,299,750	$26.9337	1,299,750	$104,152,399 (1)
June 1 through June 30

Total	1,299,750	$26.9337	1,299,750	$104,152,399 (1)

(1)	Includes the $100.0 million increase in authorization for stock repurchases under our common stock repurchase program which was announced on July 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on May 15, 2007. At the meeting, our stockholders voted on two matters: (1) election of three Class I Directors, and (2) ratification of the Audit Committee’s appointment of Grant Thornton, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2007.
     The individuals named below were re-elected to a three-year term as Class I Directors:

Nominee	Votes For	Votes Withheld
Mary Elizabeth Burton	62,060,504	4,639,183
Peter P. Copses	63,957,658	2,742,029
Mitchell E. Fadel	64,233,764	2,465,923
The following directors’ terms of office as a director continued after the Annual Meeting of Stockholders:
Mark E. Speese
Michael J. Gade
Jeffery M. Jackson
J.V. Lentell
Leonard H. Roberts
     The appointment of Grant Thornton, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2007, was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions
66,675,503	14,293	9,891
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

Robert D. Davis
Senior Vice President-Finance,
Chief Financial Officer and Treasurer
Date: August 3, 2007

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Certificate of Designations, Preferences and relative Rights and Limitations of Series C Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

4.3	Certificate of Elimination of Series C Preferred Stock (Incorporated herein by reference to Exhibit 3.(i) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.4	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.5	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.6	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.7	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.8	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.9	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.10	Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.11	Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

4.12	Eighth Supplemental Indenture, dated as of November 15, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.11+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.14+	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

10.15+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

10.16+	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.17+	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.18+	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19+	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21+	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007)

10.22+	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23+	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24+	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25+	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26+	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27+	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.28+*	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan

10.29	Second Amended and Restated Credit Agreement, dated as of July 13, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)

10.30	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.