Form 10-Q
period 2007-09-30
RENT A CENTER INC DE
filed 2007-11-02
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2007:

Class	Outstanding

Common stock, $.01 par value per share	66,884,826

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,
	2007	2006
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$631,132	$532,260
Merchandise sales	53,574	36,343
Installment sales	8,593	6,798
Other	3,940	3,723
Franchise
Merchandise sales	7,376	6,779
Royalty income and fees	5,086	1,281

	709,701	587,184

Operating expenses
Direct store expenses
Cost of rentals and fees	140,219	117,018
Cost of merchandise sold	41,065	28,422
Cost of installment sales	2,822	2,856
Salaries and other expenses	422,294	340,379
Franchise cost of merchandise sold	7,072	6,523

	613,472	495,198

General and administrative expenses	31,701	23,806
Amortization of intangibles	3,953	1,009
Litigation settlement expense	—	15,300

Total operating expenses	649,126	535,313

Operating profit	60,575	51,871

Finance charges from refinancing	—	2,165
Interest expense	23,419	13,322
Interest income	(1,703)	(1,335)

Earnings before income taxes	38,859	37,719

Income tax expense	13,584	12,478

NET EARNINGS	$25,275	$25,241

Basic earnings per common share	$0.37	$0.36

Diluted earnings per common share	$0.37	$0.36

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine months ended September 30,
	2007	2006
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,953,341	$1,579,719
Merchandise sales	161,495	138,934
Installment sales	24,649	18,377
Other	17,686	10,263
Franchise
Merchandise sales	24,256	26,752
Royalty income and fees	7,731	3,737

	2,189,158	1,777,782

Operating expenses
Direct store expenses
Cost of rentals and fees	429,215	344,518
Cost of merchandise sold	117,043	100,955
Cost of installment sales	9,496	7,677
Salaries and other expenses	1,260,135	1,012,263
Franchise cost of merchandise sold	23,222	25,659

	1,839,111	1,491,072

General and administrative expenses	93,118	66,017
Amortization of intangibles	11,925	2,845
Litigation settlement expense	51,250	15,300

Total operating expenses	1,995,404	1,575,234

Operating profit	193,754	202,548

Finance charges from refinancing	—	2,165
Interest expense	70,946	39,646
Interest income	(4,937)	(4,194)

Earnings before income taxes	127,745	164,931

Income tax expense	46,116	59,519

NET EARNINGS	$81,629	$105,412

Basic earnings per common share	$1.18	$1.52

Diluted earnings per common share	$1.16	$1.49

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$100,337	$92,344
Accounts receivable, net of allowance for doubtful accounts of $4,223 in 2007 and $4,026 in 2006	36,775	34,680
Prepaid expenses and other assets	60,897	54,068
Rental merchandise, net
On rent	728,922	816,762
Held for rent	236,782	239,471
Merchandise held for installment sale	2,894	2,354
Property assets, net	225,088	218,145
Deferred income taxes, net	—	1,535
Goodwill, net	1,255,475	1,253,715
Intangible assets, net	18,116	27,882

	$2,665,286	$2,740,956

LIABILITIES
Accounts payable — trade	$98,445	$118,440
Accrued liabilities	377,672	386,279
Deferred income taxes, net	33,081	—
Senior debt	901,802	993,278
Subordinated notes payable	300,000	300,000

	1,711,000	1,797,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,495,625 and 104,191,862 shares issued in 2007 and 2006, respectively	1,045	1,042
Additional paid-in capital	672,467	662,440
Retained earnings	1,074,940	993,567
Treasury stock, 37,611,049 and 34,003,899 shares at cost in 2007 and 2006, respectively	(794,166)	(714,090)

	954,286	942,959

	$2,665,286	$2,740,956

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$81,629	$105,412
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	420,022	336,937
Bad debt expense	3,054	2,253
Stock-based compensation expense	4,009	5,382
Depreciation of property assets	52,606	40,479
Loss on sale or disposal of property assets	11,303	—
Amortization of intangibles	11,925	2,845
Amortization of financing fees	1,368	1,176
Deferred income taxes	34,616	5,618
Tax benefit related to stock option exercises	(887)	(3,284)
Finance charges from refinancing	—	2,165
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(330,273)	(409,308)
Accounts receivable	(4,911)	(3,182)
Prepaid expenses and other assets	1,749	(10,162)
Accounts payable — trade	(19,995)	27,944
Accrued liabilities	4,096	27,067

Net cash provided by operating activities	270,311	131,342

Cash flows from investing activities
Purchase of property assets	(76,053)	(50,961)
Proceeds from sale of property assets	3,239	2,281
Acquisitions of businesses, net of cash acquired	(18,644)	(34,504)

Net cash used in investing activities	(91,458)	(83,184)

Cash flows from financing activities
Purchase of treasury stock	(80,076)	(4,691)
Exercise of stock options	5,458	14,911
Tax benefit related to stock option exercises	887	3,284
Payments on capital leases	(5,653)	—
Proceeds from debt	533,895	612,220
Repayments of debt	(625,371)	(677,803)

Net cash used in financing activities	(170,860)	(52,079)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,993	(3,921)
Cash and cash equivalents at beginning of period	92,344	57,627

Cash and cash equivalents at end of period	$100,337	$53,706

Supplemental cash flow information
Cash paid during the period for:
Interest	$63,203	$28,171
Income taxes	$19,524	$52,336
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

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

At September 30, 2007, we operated 3,361 company-owned stores nationwide and in Canada and Puerto Rico, including 23 stores under the name “Get It Now” and eight stores in Canada under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis.

As of September 30, 2007, we offered an array of financial services in 282 of our existing rent-to-own stores in 15 states under the name “Cash AdvantEdge.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2007, ColorTyme had 216 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Market Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements but it does not require any new fair value measurements. SFAS 157 is effective on a prospective basis for the reporting period beginning January 1, 2008. We do not believe the impact of adopting SFAS 157 will have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.
2.	Stock Based Compensation. We maintain long-term incentive plans for the benefit of certain employees, consultants and directors. Under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the three months ended September 30, 2007 and 2006, we recorded stock-based compensation expense, net of related taxes, of approximately $846,000 and $1.0 million, respectively, related to stock options granted. For the nine months ended September 30, 2007 and 2006, we recorded stock-based compensation expense, net of related taxes, of approximately $2.5 million and $3.4 million, respectively, related to stock options and restricted stock units granted.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Information with respect to stock option activity related to the Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan, the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan, and the Rent-A-Center, Inc. 2006 Equity Incentive Plan (collectively known as the “Plans”) follows. The information for the Plans is combined because the characteristics of the awards are similar.

				Weighted
		Weighted		Average
	Equity	Average	Weighted	Remaining
	Awards	Exercise	Average	Contractual	Aggregate
	Outstanding	Price	Fair Value	Life	Intrinsic Value

					(in thousands)
Balance at December 31, 2006	4,223,756	$19.93	$8.72	6.57 years	$40,900
Granted	1,281,040	27.82
Exercised	(302,248)	17.26
Forfeited	(408,697)	27.32

Balance outstanding at September 30, 2007	4,793,851	$21.73	$8.38	6.62 years	$9,933

Exercisable at September 30, 2007	3,012,462	$18.77	$9.34	5.26 years	$9,933
During the nine months ended September 30, 2007, the weighted average fair values of the options granted under the Plans were calculated using the following assumptions:

Employee options:
Risk free interest rate (4.66% to 4.80%)	Weighted average 4.73%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (30.36% to 37.90%)	Weighted average 32.79%
Employee stock options granted	1,247,040
Weighted average grant date fair value	$5.66
Non-employee director options:
Risk free interest rate	4.66%
Expected dividend yield	—
Expected life	7.44 years
Expected volatility	47.32%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$16.79
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

3.	Deferred Compensation Plan. We have implemented the Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule

RENT-A-CENTER, INC. AND SUBSIDIARIES
based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. Changes in the fair value of investments held in the Deferred Compensation Plan are recorded in prepaid and other assets and to general and administrative expenses. The deferred compensation plan liability was approximately $84,000 as of September 30, 2007.

4.	Income Taxes. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we were not required to recognize an increase or a decrease in the liability for unrecognized tax benefits as of January 1, 2007.

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

We file income tax returns in the U.S. federal jurisdiction and various state, foreign and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS audit for the taxable years 2001 through 2003 has been completed, but is not yet final. While the IRS has recommended changes to our 2001 to 2003 returns, we believe that our income tax filing positions and deductions will be sustained and we do not anticipate any adjustments would result in a material change to our financial position. During 2007, the IRS has commenced an examination of our income tax returns for 2004 and 2005 that is anticipated to be completed by the end of 2008.

In adopting FIN 48 on January 1, 2007, we changed our previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, our comparative financial statements for the periods ended September 30, 2006 continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. We accrued approximately $1.2 million for the payment of interest at December 31, 2006. Subsequent changes to accrued interest and penalties have not been significant.

5.	Reconciliation of Merchandise Inventory.

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006
	(In thousands)
Beginning merchandise value	$1,038,520	$814,161
Inventory additions through acquisitions	2,214	2,770
Purchases	135,604	187,053
Depreciation of rental merchandise	(137,323)	(114,395)
Cost of goods sold	(43,887)	(31,278)
Skips and stolens	(22,563)	(16,326)
Other inventory deletions(1)	(3,967)	(6,880)

Ending merchandise value	$968,598	$835,105

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
	(In thousands)
Beginning merchandise value	$1,058,587	$752,880
Inventory additions through acquisitions	5,103	9,854
Purchases	536,109	580,039
Depreciation of rental merchandise	(420,022)	(336,937)
Cost of goods sold	(126,539)	(108,632)
Skips and stolens	(60,274)	(42,495)
Other inventory deletions(1)	(24,366)	(19,604)

Ending merchandise value	$968,598	$835,105

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
6.	Intangible Assets and Acquisitions.

Intangibles consist of the following (in thousands):

		September 30, 2007		December 31, 2006
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Franchise network	10	$3,000	$3,000	$3,000	$3,000
Non-compete agreements	3	6,976	5,812	6,415	5,609
Customer relationships	2	61,436	46,295	59,687	35,667
Other intangibles	3	3,264	1,453	3,264	208

Total		74,676	56,560	72,366	44,484

Intangible assets not subject to amortization

Goodwill		1,354,627	99,152	1,352,867	99,152

Total intangibles		$1,429,303	$155,712	$1,425,233	$143,636

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2007	$5,190
2008	12,326
2009	530
2010	36
2011	34

Total	$18,116

RENT-A-CENTER, INC. AND SUBSIDIARIES
Changes in the net carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2006	$1,253,715
Additions from acquisitions	12,676
Post purchase price allocation adjustments	(10,916)

Balance at September 30, 2007	$1,255,475

The post purchase price allocation adjustments are attributable to inventory charge-offs for unrentable or missing merchandise acquired in the acquisition of Rent-Way, Inc. (“Rent-Way”), additional liabilities assumed and additional costs associated with that acquisition, and the tax benefit associated with items recorded as goodwill that were deductible for tax purposes.
Acquisitions
On November 15, 2006, we completed the acquisition of Rent-Way whereby Rent-Way became an indirect wholly owned subsidiary of Rent-A-Center. Rent-Way operated 782 stores in 34 states. The total purchase price of approximately $622.5 million included cash payments and borrowings under our senior credit facilities and direct transaction costs of approximately $7.4 million. We funded the acquisition with a $600.3 million increase in our senior credit facilities.
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

Balance at December 31, 2006	$34,017
Adjustment to accrual	(3,393)
Cash activity	(20,795)

Balance at September 30, 2007	$9,829

The operating results of Rent-Way have been included in the consolidated financial statements since the acquisition date of November 15, 2006. The following unaudited pro forma condensed consolidated financial information reflects our results of operations for the three and nine months ended September 30, 2006 as if the acquisition of Rent-Way had occurred on January 1 of that year after giving effect to purchase accounting adjustments. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results.

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
(In thousands, except per share data)	(Unaudited)	(Unaudited)
Pro forma total revenue	$723,734	$2,186,887
Pro forma net earnings	$19,001	$91,295
Pro forma net earnings per share — basic	$0.27	$1.31
Pro forma net earnings per share — diluted	$0.27	$1.29
Pro forma weighted average shares — basic	69,808	69,536
Pro forma weighted average shares — diluted	70,853	70,581

RENT-A-CENTER, INC. AND SUBSIDIARIES
7.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

	Three months ended September 30, 2007
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$25,275	67,939	$0.37
Effect of dilutive stock-based awards		648

Diluted earnings per common share	$25,275	68,587	$0.37

	Three months ended September 30, 2006
	Net earnings	Shares	Per share
Basic earnings per common share	$25,241	69,808	$0.36
Effect of dilutive stock-based awards		1,045

Diluted earnings per common share	$25,241	70,853	$0.36

	Nine months ended September 30, 2007
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$81,629	69,349	$1.18
Effect of dilutive stock-based awards		880

Diluted earnings per common share	$81,629	70,229	$1.16

	Nine months ended September 30, 2006
	Net earnings	Shares	Per share
Basic earnings per common share	$105,412	69,536	$1.52
Effect of dilutive stock-based awards		1,045

Diluted earnings per common share	$105,412	70,581	$1.49

For the three months ended September 30, 2007 and 2006, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 3,197,606 and 1,417,723, respectively.

For the nine months ended September 30, 2007 and 2006, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 2,613,342 and 1,701,640, respectively.

8.	Stock Repurchase Plan. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of September 30, 2007, we had purchased a total of 18,235,950 shares of Rent-A-Center common stock for an aggregate of $440.9 million under this common stock repurchase program. We repurchased 2,307,400 shares for $45.1 million in the third quarter of 2007. A total of 3,607,150 shares were repurchased for $80.1 million during the nine months ended September 30, 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;
•	our ability to acquire additional rent-to-own stores on favorable terms;
•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;
•	our ability to enhance the performance of acquired stores, including the Rent-Way stores acquired in November 2006;
•	our ability to control costs;
•	our ability to identify and successfully market products and services that appeal to our customer demographic;
•	our ability to enter into new and collect on our rental purchase agreements;
•	our ability to enter into new and collect on our short term loans;
•	the passage of legislation adversely affecting the rent-to-own or financial services industries;
•	interest rates;
•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;
•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;
•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;
•	changes in our effective tax rate;
•	our ability to maintain an effective system of internal controls;
•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;
•	the resolution of our litigation;
•	the court hearing the Walker case could refuse to approve the settlement or could require changes that are unacceptable to us or the plaintiffs;
•	one or more parties filing an objection to the settlement of the Walker case; and
•	the other risks detailed from time to time in our SEC reports.

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
Our Business
We are the largest rent-to-own operator in the United States with an approximate 40% market share based on store count. At September 30, 2007, we operated 3,361 company-owned stores nationwide and in Canada and Puerto Rico, including 23 stores under the name “Get It Now” and eight stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2007, ColorTyme had 216 franchised rent-to-own stores in 33 states.
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
In 2005, we began offering financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services, in some of our existing rent-to-own stores under the trade name “Cash AdvantEdge.” As of September 30, 2007, we offered some or all of these financial services products in 282 Rent-A-Center store locations in 15 states. We expect to offer such financial services products in approximately 285 Rent-A-Center store locations by the end of 2007.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
Walker Settlement. On October 29, 2007, we announced that we had reached a prospective settlement with the plaintiffs to resolve Terry Walker, et al. v. Rent-A-Center, Inc., et al., a putative class action filed in federal court in Texarkana, Texas, alleging that we violated various federal securities laws. Under the terms of the settlement, which has now been documented and was preliminarily approved by the court on October 31, 2007, we anticipate our insurance carrier will pay an aggregate of $3.6 million in cash, which will be distributed to an agreed upon class of claimants who purchased our common stock from April 25, 2001 through October 8, 2001, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. In connection with the settlement, neither we nor any officer and director defendants are admitting liability for any securities laws violations. We expect our insurance carrier to fund the prospective settlement and related costs. The terms of the settlement are subject to obtaining final approval from the court. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will receive final approval from the court in its present form. Please refer to “Legal Proceedings” later in this report.
Store Growth. As of November 1, 2007, we have opened three new stores, acquired accounts from one location and merged six stores with existing locations during the fourth quarter of 2007. Additionally, as of November 1, 2007, we have added financial services to five additional existing rent-to-own locations and closed 11 locations, 10 of which have merged with existing locations during the fourth quarter of 2007.
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
Over the previous 10 years, our loss exposure has increased, primarily as a result of our growth. We continually institute procedures to manage our loss exposure and increases in health care costs through a greater focus on the risk management function, a transitional duty program for injured workers, ongoing safety and accident prevention training, and various programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, which are prepared using methods and assumptions in accordance with standard actuarial practice, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed. During the second quarter of 2006, we refined the process we use to determine the net amount accrued for losses within our self-insured retentions to include company specific development factors developed by independent actuaries based on our actual loss experience. Prior to the quarter ended June 30, 2006, we used only general industry loss development factors in developing our estimate.
As of September 30, 2007, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $104.9 million, as compared to $97.7 million at December 31, 2006 and $95.3 million at September 30, 2006. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Our litigation involves, among other things, actions relating to claims that our rental purchase agreements constitute installment sales contracts, violate state usury laws or violate other state laws to protect consumers, claims asserting violations of wage and hour laws in our employment practices, as well as claims we violated the federal securities laws. In preparing our financial statements at a given point in time, we account for these contingencies pursuant to the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — An Interpretation of FASB Statement No. 5 (“FIN 14”), which require that we accrue for losses that are both probable and reasonably estimable.
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
Our accruals relating to probable losses and anticipated legal fees and expenses for our outstanding litigation follow:

	September 30,	December 31,	September 30,
	2007	2006	2006
Perez Matter	$107.2 million	$58.0 million	$—
California Attorney General Settlement	9.6 million	10.4 million	10.4 million
Burdusis/French/Corso Settlement	—	5.0 million	5.0 million
Other Litigation	1.0 million	2.2 million	1.1 million
Anticipated Legal Fees and Expenses	1.0 million	1.4 million	1.0 million

Total Accrual	$118.8 million	$77.0 million	$17.5 million

We paid $5.0 million related to the Burdusis/French/Corso settlement in the first quarter of 2007.
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
Income Taxes. We are subject to federal, state, local and foreign income taxes. We estimate our liabilities for income tax exposure by evaluating our income tax exposure each quarter based on the information available to us, and establishing reserves in accordance with the accounting for uncertainty in income taxes criteria under FIN 48. In estimating this liability, we evaluate a number of factors in ascertaining whether we may have to pay additional taxes, interest and/or penalties when all examinations by taxing authorities are concluded. The actual amount accrued as a liability is based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions taken. We consult with external tax advisers in reaching our conclusions. At September 30, 2007, we had accrued $7.4 million relating to our contingent liabilities for income taxes, as compared to $7.1 million at December 31, 2006 and $5.6 million at September 30, 2006.
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
Stock-Based Compensation Expense.  Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options are valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 30.36% to 37.90%, a risk-free interest rate of 4.66% to 4.80%, no dividend yield, and an expected life of 4.20 years. For non-employee director options, the stock options are valued using the binomial method pricing model with the following assumptions: expected volatility of 47.32%, a risk-free interest rate of 4.66%, no dividend yield, and an expected life of 7.44 years. During the nine months ended September 30, 2007, we recognized $4.0 million in pre-tax compensation expense related to stock options and restricted stock units granted.
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
Cost of Merchandise Sold. Cost of merchandise sold primarily represents the book value net of accumulated depreciation of rental merchandise at time of sale.
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
Results of Operations
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
Store Revenue.  Total store revenue increased by $409.9 million, or 23.5%, to $2,157.2 million for the nine months ended September 30, 2007 as compared to $1,747.3 million for the nine months ended September 30, 2006. The increase in total store revenue was primarily attributable to approximately $358.7 million in incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, net of stores sold, during the first nine months of 2007 as compared to 2006, as well as an increase in same store sales of 1.4%.
Same store revenues represent those revenues earned in 2,307 stores that were operated by us for each of the entire nine month periods ended September 30, 2007 and 2006, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $20.2 million, or 1.4%, to $1,509.3 million for the nine months ended September 30, 2007 as compared to $1,489.1 million in 2006. This increase in same store revenues was primarily attributable to an increase in the number of units on rent during the nine months ended September 30, 2007 as compared to 2006.
Franchise Revenue.  Total franchise revenue increased by $1.5 million, or 4.9%, to $32.0 million for the nine months ended September 30, 2007 as compared to $30.5 million in 2006. This increase was primarily attributable to the receipt of accelerated royalty payments in the amount of approximately $3.9 million from five affiliated ColorTyme franchisees in consideration of the termination of their franchise agreements, offset by a decrease in the number of products sold to franchisees in the first nine months of 2007 as compared to the first nine months of 2006 due to fewer franchise stores in the first nine months of 2007.
Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the nine months ended September 30, 2007 increased by $84.7

RENT-A-CENTER, INC. AND SUBSIDIARIES
million, or 24.6%, to $429.2 million as compared to $344.5 million for the nine months ended September 30, 2006. This increase is a result of an increase in rental revenue for the nine months ended September 30, 2007 compared to 2006. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.0% for the nine months ended September 30, 2007 compared to 21.8% for the nine months ended September 30, 2006.
Cost of Merchandise Sold.  Cost of merchandise sold increased by $16.1 million, or 15.9%, to $117.0 million for the nine months ended September 30, 2007 from $100.9 million for the nine months ended September 30, 2006. This increase was primarily the result of approximately $8.3 million of cost of sales for telephone service, as well as an increase in the number of items sold during the first nine months of 2007 as compared to the first nine months of 2006. Cost of sales related to telephone service in the amount of $4.8 million for the six month period ended June 30, 2007 previously were offset against telephone service revenues and included in other revenues for such period. Cost of sales related to telephone service are now reflected in cost of merchandise sold and include $3.5 million for the three months ended September 30, 2007. The gross margin percent of merchandise sales increased slightly to 27.5% for the nine months ended September 30, 2007 from 27.3% for the nine months ended September 30, 2006.
Salaries and Other Expenses.  Salaries and other expenses increased by $247.9 million, or 24.5%, to $1,260.1 million for the nine months ended September 30, 2007 as compared to $1,012.3 million in 2006. The increase was primarily the result of an increase in expenses associated with the increase in our store base due to the acquisition of Rent-Way and includes increases in labor expense of $140.9 million, occupancy costs of $26.7 million, utility costs of $9.2 million, expenses relating to product deliveries of $18.3 million, communication expenses of $10.8 million and charge offs due to customer stolen merchandise of $17.8 million. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.8% for the nine months ended September 30, 2007 as compared to 2.4% for the nine months ended September 30, 2006. Salaries and other expenses expressed as a percentage of total store revenue increased slightly to 58.4% for the nine months ended September 30, 2007 from 57.9% in 2006.
Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold decreased by $2.4 million, or 9.5%, to $23.2 million for the nine months ended September 30, 2007 as compared to $25.7 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first nine months of 2007 as compared to 2006 due to fewer franchise stores in the first nine months of 2007.
General and Administrative Expenses.  General and administrative expenses increased by $27.1 million, or 41.1%, to $93.1 million for the nine months ended September 30, 2007 as compared to $66.0 million in 2006. General and administrative expenses expressed as a percent of total revenue increased to 4.3% for the nine months ended September 30, 2007 from 3.7% in 2006. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores, as well as operating expenses associated with the Rent-Way corporate office.
Amortization of Intangibles.  Amortization of intangibles increased by $9.1 million or 319.2%, to $11.9 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006. This increase was primarily attributable to the amortization of intangibles from the acquisition of Rent-Way.
Operating Profit.  Operating profit decreased by $8.8 million, or 4.3%, to $193.8 million for the nine months ended September 30, 2007 as compared to $202.5 million in 2006. Operating profit as a percentage of total revenue decreased to 8.9% for the nine months ended September 30, 2007 from 11.4% for the nine months ended September 30, 2006. This decrease was primarily attributable to an increase in pre-tax litigation expense of $51.3 million related to the Perez matter, offset by an increase in same store revenues and incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, as discussed above.
Interest expense.  Interest expense increased by $31.3 million, or 78.9%, to $70.9 million for the nine months ended September 30, 2007 as compared to $39.6 million in 2006. This increase was primarily attributable to increased borrowings under our revolving credit facility during the first nine months of 2007 as compared to 2006, an increase in senior debt outstanding relating to the Rent-Way acquisition, as well as a slight increase in our weighted average interest rate to 7.70% during the first nine months of 2007 as compared to 7.66% during the first nine months of 2006 due to an increase in the Eurodollar and prime interest rates in 2007 as compared to 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Net Earnings.  Net earnings decreased by $23.8 million, or 22.6%, to $81.6 million for the nine months ended September 30, 2007 as compared to $105.4 million in 2006. This decrease was primarily attributable to the increases in litigation expense related to the Perez matter, as well as an increase in interest expense, offset by same store revenues as discussed above.
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
Store Revenue.  Total store revenue increased by $118.1 million, or 20.4%, to $697.2 million for the three months ended September 30, 2007 as compared to $579.1 million for the three months ended September 30, 2006. The increase in total store revenue was primarily attributable to approximately $97.8 million in incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, net of stores sold, during the three months ended September 30, 2007 as compared to 2006, offset by a decrease in same store sales of 1.8%.
Same store revenues represent those revenues earned in 2,374 stores that were operated by us for each of the entire three month periods ended September 30, 2007 and 2006, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues decreased by $9.2 million, or 1.8%, to $499.1 million for the three months ended September 30, 2007 as compared to $508.2 million in 2006. This decrease in same store revenues was primarily attributable to a decrease in the number of units on rent during the three months ended September 30, 2007 as compared to 2006, and one less business day (a Saturday) in the 2007 period as compared to the 2006 period.
Franchise Revenue.  Total franchise revenue increased by $4.4 million, or 54.6%, to $12.5 million for the three months ended September 30, 2007 as compared to $8.1 million in 2006. This increase was primarily attributable to the receipt of accelerated royalty payments in the amount of approximately $3.9 million from five affiliated ColorTyme franchisees in consideration of the termination of their franchise agreements.
Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended September 30, 2007 increased by $23.2 million, or 19.8%, to $140.2 million as compared to $117.0 million for the three months ended September 30, 2006. This increase is a result of an increase in rental revenue for the three months ended September 30, 2007 compared to 2006. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.2% for the three months ended September 30, 2007 as compared to 22.0% for the three months ended September 30, 2006.
Cost of Merchandise Sold.  Cost of merchandise sold increased by $12.6 million, or 44.5%, to $41.1 million for the three months ended September 30, 2007 from $28.4 million for the three months ended September 30, 2006. This increase was primarily the result of the inclusion of approximately $8.3 million of cost of sales for telephone service as discussed above, as well as an increase in the number of items sold during the three months ended September 30, 2007 as compared to 2006. The gross margin percent of merchandise sales increased to 23.3% for the three months ended September 30, 2007 from 21.8% for the three months ended September 30, 2006. This increase is attributable to an increase in the average selling price of merchandise sold during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.
Salaries and Other Expenses.  Salaries and other expenses increased by $81.9 million, or 24.1%, to $422.3 million for the three months ended September 30, 2007 as compared to $340.4 million in 2006. The increase was primarily the result of an increase in expenses associated with the increase in our store base due to the acquisition of Rent-Way and includes increases in labor expense of $40.2 million, occupancy costs of $8.5 million, utility costs of $3.3 million, expenses relating to product deliveries of $3.3 million, communication expenses of $4.3 million and charge offs due to customer stolen merchandise of $6.3 million. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 3.2% for the three months ended September 30, 2007 as compared to 2.8% for the three months ended September 30, 2006. Salaries and other expenses expressed as a percentage of total store revenue increased to 60.6% for the three months ended September 30, 2007 from 58.8% in 2006, which was primarily attributable to a decrease in same store sales, as discussed above.
Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold increased by $549,000, or 8.4%, to $7.1 million for the three months ended September 30, 2007 as compared to $6.5 million in 2006. This increase was primarily attributable to an increase in the number of products sold to franchisees in the three months ending September 30, 2007 as compared to 2006.

RENT-A-CENTER, INC. AND SUBSIDIARIES
General and Administrative Expenses.  General and administrative expenses increased by $7.9 million, or 33.2%, to $31.7 million for the three months ended September 30, 2007 as compared to $23.8 million in 2006. General and administrative expenses expressed as a percent of total revenue increased slightly to 4.5% for the three months ended September 30, 2007 from 4.1% in 2006. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores.
Amortization of Intangibles.  Amortization of intangibles increased by $2.9 million or 291.8%, to $3.9 million for the three months ended September 30, 2007 from $1.0 million for the three months ended September 30, 2006. This increase was primarily attributable to the amortization of intangibles from the acquisition of Rent-Way.
Operating Profit.  Operating profit increased by $8.7 million, or 16.8%, to $60.6 million for the three months ended September 30, 2007 as compared to $51.9 million in 2006. This increase was primarily attributable to an increase in incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, as discussed above. Operating profit as a percentage of total revenue decreased slightly to 8.5% for the three months ended September 30, 2007 from 8.8% for the three months ended September 30, 2006.
Interest expense.  Interest expense increased by $10.1 million, or 75.8%, to $23.4 million for the three months ended September 30, 2007 as compared to $13.3 million in 2006. This increase was primarily attributable to increased borrowings under our revolving credit facility during the three months ended September 30, 2007 as compared to 2006 and an increase in senior debt outstanding relating to the Rent-Way acquisition.
Net Earnings.  Net earnings increased by $34,000, or 0.1%, to $25.3 million for the three months ended September 30, 2007 as compared to $25.2 million in 2006. This increase was primarily attributable to the increase in incremental revenue from new stores and acquisitions, offset by an increase in salaries and other expenses and interest expense, as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities increased by $139.0 million to $270.3 million for the nine months ended September 30, 2007 from $131.3 million in 2006. This increase is attributable to an increase in noncash charges, primarily an increase in depreciation expense and deferred taxes.
Cash used in investing activities increased by $8.3 million to $91.5 million for the nine months ended September 30, 2007 from $83.2 million in 2006. This increase is primarily attributable to the construction of our new corporate headquarters building offset by a reduction in the acquisitions of businesses in 2007 as compared to 2006.
Cash used in financing activities increased by $118.8 million to $170.9 million for the nine months ended September 30, 2007 from $52.1 million in 2006. This increase in 2007 as compared to 2006 is primarily related to the purchase of treasury stock and a net reduction in our senior credit facilities.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation expenses, including settlements or judgments, and implementation of our growth strategies, including store acquisitions and expansion and investment in our financial services business. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $273.3 million was available at November 1, 2007. At November 1, 2007, we had $55.4 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we

RENT-A-CENTER, INC. AND SUBSIDIARIES
intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Litigation.  On September 14, 2007, the settlement with the plaintiffs to resolve Hilda Perez v. Rent-A-Center, Inc., a putative class action pending in New Jersey, received final approval from the court. Under the terms of the settlement, we agreed to pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys’ fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. Under the terms of the settlement, we are entitled to 50% of any undistributed monies in the settlement fund. In connection with the settlement, we are not admitting liability for our past business practices in New Jersey. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006, and an additional pre-tax charge of $51.3 million in the first quarter of 2007, to account for the aforementioned costs. We expect to fund the entire settlement amount, including plaintiffs’ attorneys’ fees and costs to administer the settlement, on or about November 5, 2007. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund this settlement without adversely affecting our liquidity in a material way.
On October 29, 2007, we announced that we had reached a prospective settlement with the plaintiffs to resolve Terry Walker, et al. v. Rent-A-Center, Inc., et al., a putative class action filed in federal court in Texarkana, Texas, alleging that we violated various federal securities laws. Under the terms of the settlement, which has now been documented and was preliminarily approved by the court on October 31, 2007, we anticipate our insurance carrier will pay an aggregate of $3.6 million in cash, which will be distributed to an agreed upon class of claimants who purchased our common stock from April 25, 2001 through October 8, 2001, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. In connection with the settlement, neither we nor any officer and director defendants are admitting liability for any securities laws violations. The terms of the settlement are subject to obtaining final approval from the court. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will receive final approval from the court in its present form. We expect our insurance carrier to fund the prospective settlement and related costs.
In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. We also agreed to a civil penalty in the amount of $750,000, which was paid in February 2007. We expect to fund the restitution account in the fourth quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.
Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to “Legal Proceedings” later in this report.
Deferred Taxes. On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, which provides for accelerated tax depreciation deductions for qualifying assets placed in service between September 11, 2001 and September 10, 2004. Under these provisions, 30% of the basis of qualifying property is deductible in the year the property is placed in service, with the remaining 70% of the basis depreciated under the normal tax depreciation rules. For assets placed in service between May 6, 2003 and December 31, 2004, the Jobs and Growth Tax Relief Reconciliation Act of 2003 increased the percent of the basis of qualifying property deductible in the year the property is placed in service from 30% to 50%. Accordingly, our cash flow benefited from the resulting lower cash tax obligations in those prior years. Our operating cash flow increased by approximately $85.3 million through 2004, on a net cumulative basis, from the accelerated depreciation deductions on rental merchandise. The associated deferred tax liabilities now have begun to reverse, doing so

RENT-A-CENTER, INC. AND SUBSIDIARIES
over a three year period beginning in 2005. Approximately $67.0 million, or 79.0%, reversed in 2005 and approximately $14.1 million, or 16.5%, reversed in 2006. We expect that the remaining $4.2 million will reverse in 2007, which will result in additional cash taxes and a corresponding decrease in our deferred tax liabilities.
Rental Merchandise Purchases. We purchased $536.1 million and $580.0 million of rental merchandise during the nine month periods ended September 30, 2007 and 2006, respectively.
Capital Expenditures. We make capital expenditures to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $76.1 million and $51.0 million on capital expenditures during the nine month periods ended September 30, 2007 and 2006, respectively, and expect to spend approximately $18.9 million for the remainder of 2007, which includes amounts we intend to spend with respect to expanding our financial services business.
In the first quarter of 2007, we relocated our corporate headquarters to a newly constructed building which we own. We remain obligated under the lease agreement with respect to our prior headquarters location for monthly rental payments in the amount of approximately $250,000 through November 2008.
Acquisitions and New Store Openings. During the first nine months of 2007, we acquired 14 stores, accounts from 30 locations, opened 20 new stores, merged 76 stores and sold three stores. Of the merged stores, 41 were merged with existing store locations and were part of the Rent-Way acquisition. Two of the stores sold were acquired Rent-Way stores. The acquired stores and accounts were the result of 16 separate transactions with an aggregate purchase price of approximately $18.6 million. Additionally, during the first nine months of 2007, we have added financial services to 148 existing rent-to-own store locations, consolidated seven stores with financial services into an existing location, closed nine financial services stores and ended the third quarter of 2007 with a total of 282 stores providing these services.
As of November 1, 2007, we have opened three new stores, acquired accounts from one location and merged six stores with existing locations during the fourth quarter of 2007. Additionally, as of November 1, 2007, we have added financial services to five additional existing rent-to-own locations and closed 11 locations, 10 of which have merged with existing locations during the fourth quarter of 2007.
The profitability of our stores tends to grow at a slower rate approximately five years from the time we open or acquire them. As a result, in order for us to show improvements in our profitability, it is important for us to continue to open stores in new locations or acquire under-performing stores on favorable terms. There can be no assurance that we will be able to acquire or open new stores at the rates we expect, or at all. There can be no assurance that the stores we do acquire or open will be profitable at the same levels that our current stores are, or at all.
Senior Credit Facilities. Our $1,322.5 million senior credit facility consists of a $197.5 million five-year term loan, with the loans thereunder being referred to by us as the “tranche A term loans,” a $725.0 million six-year term loan, with the loans thereunder being referred to by us as the “tranche B term loans,” and a $400.0 million five-year revolving credit facility. The tranche A term loans are payable in 19 consecutive quarterly installments equal to $2.5 million from December 31, 2006 through June 30, 2009, $5.0 million from September 30, 2009 through June 30, 2010 and $37.5 million from September 30, 2010 through June 30, 2011. The tranche B term loans are repayable in 23 consecutive quarterly installments equal to approximately $1.8 million from December 31, 2006 through June 30, 2011 and approximately $172.6 million from September 30, 2011 through June 30, 2012.
The table below shows the scheduled maturity dates of our senior term loans outstanding at September 30, 2007.

Year Ending December 31,	(In thousands)
2007	$4,317
2008	17,268
2009	22,268
2010	92,268
2011	423,873
Thereafter	315,238

$875,232

RENT-A-CENTER, INC. AND SUBSIDIARIES
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $131.5 million had been utilized as of November 1, 2007. As of November 1, 2007, $268.5 million was available under our revolving facility. The revolving credit facility expires in July 2011. Since November 1, 2007, we have borrowed an aggregate of approximately $103.0 million under our revolving credit facility, of which approximately $98.0 million will be utilized in connection with the funding of the Perez settlement, as discussed above, and the remaining amount used for general corporate purposes. Following these borrowings, approximately $103.0 million will be outstanding under our revolving credit facility and $131.5 million will have been utilized for the issuance of letters of credit, leaving approximately $165.5 million available for borrowing.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 5.51% and 5.48% at September 30, 2007 and November 1, 2007, respectively. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $150.0 million at any one time outstanding;

•	repurchase our capital stock and 7 1/2% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 4.25:1 for the period beginning December 31, 2006 through December 30, 2007, 3.5:1 for the period beginning December 31, 2007 through December 30, 2008, and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at September 30, 2007:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	4.25:1	2.75:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.77:1
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
more judgments were entered against us of $30.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $98.0 million, with total amounts outstanding ranging from $10.0 million up to $103.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.
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
The 2003 indenture contains covenants that limit our ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which approximately $119.5 million was available for use as of September 30, 2007); and

•	engage in a merger or sell substantially all of our assets.
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
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2007:

	Payments Due by Period
	Total		2007	2008-2009	2010-2011	Thereafter
Contractual Cash Obligations	(In thousands)
Senior Credit Facilities (including current portion)	$901,802	(1)	$21,887	$39,537	$525,140	$315,238
7 1/2% Senior Subordinated Notes(2)	367,500		11,250	45,000	311,250	—
Operating Leases	522,351		47,191	310,971	144,429	19,760
Capital Leases	16,252		1,813	10,953	3,408	78

Total(3)	$1,807,905		$82,141	$406,461	$984,227	$335,076

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2007 was 5.51%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.

(3)	As of January 1, 2007, we have $6.3 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $27.8 million was outstanding as of September 30, 2007. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of September 30, 2007, we had purchased a total of 18,235,950 shares of Rent-A-Center common stock for an aggregate of $440.9 million under this common stock repurchase program. We repurchased 2,307,400 shares for $45.1 million in the third quarter of 2007. A total of 3,607,150 shares were repurchased for $80.1 million during the nine months ended September 30, 2007.
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
Interest Rate Sensitivity
As of September 30, 2007, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $875.2 million in term loans, $9.0 million in revolving credit and $17.6 million outstanding on our line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes at September 30, 2007 was $285.8 million, estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.
Market Risk
Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates. Our primary market risk exposure is fluctuations in interest rates. Monitoring and managing this risk is a continual process carried out by our senior management. We manage our market risk based on an ongoing assessment of trends in interest rates and economic developments, giving consideration to possible effects on both total return and reported earnings.
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2007, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at September 30, 2007, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $9.1 million additional pre-tax charge or credit to our statement of earnings.

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
Changes in internal controls. For the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2007, we had accrued $118.8 million relating to probable losses for our outstanding litigation as follows:

Perez Matter	$107.2 million
California Attorney General Settlement	9.6 million
Other Litigation	1.0 million
Anticipated Legal Fees and Expenses	1.0 million

Total Accrual	$118.8 million

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
Colon v. Thorn Americas, Inc.  The plaintiff filed this putative class action in November 1997 in New York state court. This matter was assumed by us in connection with the Thorn Americas acquisition in 1998. The plaintiff acknowledges that rent-to-own transactions in New York are subject to the provisions of New York’s Rental Purchase Statute but contends the Rental Purchase Statute does not provide us immunity from suit for other statutory violations. The plaintiff alleges we have a duty to disclose effective interest under New York consumer protection laws, and seeks damages and injunctive relief for failure to do so. This suit also alleges violations relating to excessive and unconscionable pricing, late fees, harassment, undisclosed charges, and the ease of use and accuracy of payment records. In the prayer for relief, the plaintiff requests class certification, injunctive relief requiring us to cease certain marketing practices and price our rental purchase contracts in certain ways, unspecified compensatory and punitive damages, rescission of the class members contracts, an order placing in trust all monies received by us in connection with the rental of merchandise during the class period, treble damages, attorney’s fees, filing fees and costs of suit, pre- and post-judgment interest, and any further relief granted by the court. The plaintiff has not alleged a specific monetary amount with respect to the request for damages.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
On April 27, 2007, the plaintiff filed a reply to our notice, and on that same date plaintiffs’ counsel offered to produce Mr. Kelly for deposition. In the reply to our notice, the plaintiff moved the court for an additional 180 days in which to conduct discovery before filing a formal response to our notice, or in the alternative, the plaintiff asked to be permitted to file its response immediately and to conduct some limited discovery while awaiting a trial date. Plaintiff’s motion resulted in a notice from the court, which we received on May 7, 2007, that the case had been dismissed on June 2, 2006, due to the parties’ failure to appear at a court-ordered conference of which neither we, nor to our knowledge, plaintiff had notice. We also did not have notice of the dismissal order. On July 16, 2007, the court denied plaintiff’s motion to vacate the dismissal order. Plaintiff subsequently filed a motion for reconsideration of the court’s order, which we opposed. The court has not ruled on the motion for reconsideration.
We believe these claims are without merit and will continue to vigorously defend ourselves in this case. However, we cannot assure you that we will be found to have no liability in this matter.
Terry Walker, et al. v. Rent-A-Center, Inc., et al.  This matter is a putative class action filed against us and certain of our current and former officers and directors by Terry Walker in federal court in Texarkana, Texas on January 4, 2002. The complaint alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our financial performance and prospects for the third and fourth quarters of 2001. The complaint purported to be brought on behalf of all purchasers of our common stock from April 25, 2001 through October 8, 2001 and sought damages in unspecified amounts. Similar complaints were consolidated by the court with the Walker matter in October 2002.
On November 25, 2002, the lead plaintiffs in the Walker matter filed an amended consolidated complaint which added certain of our outside directors as defendants to the Exchange Act claims. The amended complaint also added additional claims that we, and certain of our current and former officers and directors, violated various provisions of the Securities Act as a result of alleged misrepresentations and omissions in connection with an offering in May 2001 and also added the managing underwriters in that offering as defendants. On July 25, 2005, the court dismissed with prejudice the claims against our outside directors as well as the underwriter defendants, but denied our motion to dismiss. A hearing on class certification was held on June 22, 2006.
On October 29, 2007, before the court ruled on class certification, we announced that we had reached a prospective settlement with the plaintiffs to resolve this matter. Under the terms of the settlement, which has now been documented and was preliminarily approved by the court on October 31, 2007, we anticipate our insurance carrier will pay an aggregate of $3.6 million in cash, which will be distributed to an agreed upon class of claimants who purchased our common stock from April 25, 2001 through October 8, 2001, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. In connection with the settlement, neither we nor any officer and director defendants are admitting liability for any securities laws violations.
The terms of the settlement are subject to obtaining final approval from the court. Notice of the settlement will be mailed to members of the agreed class no later than November 21, 2007. Objections to the settlement, if any, must be filed with the court on or before January 21, 2008, and the final approval hearing is scheduled for February 6, 2008. We have the right to terminate the settlement if class members holding a specified percentage of the total number of shares purchased during the class period timely and validly opt out of the settlement. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will receive final approval from the court in its present form.
California Attorney General Inquiry.  In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the

RENT-A-CENTER, INC. AND SUBSIDIARIES
Preferred Customer Club. We are working with the Attorney General and the settlement administrator to finalize the implementation procedures for the restitution program and expect to fund the restitution account in the fourth quarter of 2007. We also agreed to a civil penalty in the amount of $750,000, which was paid in the first quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.
Hilda Perez v. Rent-A-Center, Inc., et al.  On September 14, 2007, the settlement with the plaintiffs to resolve Hilda Perez v. Rent-A-Center, Inc., a putative class action pending in New Jersey, received final approval from the court. Under the terms of the settlement, we agreed to pay an aggregate of approximately $85.8 million in cash, to be distributed to an agreed-upon class of our customers from April 23, 1999 through March 16, 2006, as well as pay the plaintiffs’ attorneys’ fees and costs to administer the settlement, in the aggregate amount of approximately $23.5 million. Under the terms of the settlement, we are entitled to 50% of any undistributed monies in the settlement. In connection with the settlement, we are not admitting liability for our past business practices in New Jersey. As previously reported, we recorded a pre-tax expense of $58.0 million in connection with the Perez matter during the fourth quarter of 2006, and an additional pre-tax charge of $51.3 million in the first quarter of 2007, to account for the aforementioned costs.
The order finally approving the settlement was subject to a 45 day appeal period, which expired on October 29, 2007. We expect to fund the entire settlement amount, including plaintiffs’ attorneys’ fees and costs to administer the settlement, on or about November 5, 2007.
State Wage and Hour Class Actions
Eric Shafer, et al. v. Rent-A-Center, Inc.  This matter is a state-wide class action originally filed on May 20, 2002, in the Superior Court of California for Los Angeles County. A similar matter, entitled Victor E. Johnson, et al. v. Rent-A-Center, Inc. was filed on February 24, 2004, in the Orange County Superior Court. These actions were coordinated before the Los Angeles County Superior Court on March 7, 2005.
Plaintiffs in these actions allege that we improperly classified our California store managers as exempt from overtime under California wage and hour law and failed to pay them overtime. In addition, they allege that we failed to provide our California store managers with meal and rest periods, failed to pay store managers overtime due when their employment ended, and engaged in unfair business practices. Plaintiffs seek to recover back overtime wages and accompanying waiting time penalties, interest on the claimed unpaid back overtime wages, civil penalties under California Labor Code Section 2699, certain injunctive relief and attorneys’ fees.
On July 15, 2005, plaintiffs filed a motion for class certification, which we opposed. On June 23, 2006, the court granted class certification as to plaintiffs’ claims for back overtime wages and accompanying waiting time penalties, and as to plaintiffs’ unfair business practices claim. The court denied class certification as to plaintiffs’ meal and rest period claims and as to plaintiffs’ claim for civil penalties under California Labor Code Section 2699.
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
The court’s class certification ruling is procedural only and does not address the merits of plaintiffs’ claims. We believe that class certification was improper and that our store managers are properly classified as exempt from overtime. We intend to file a motion for class de-certification no later than January 31, 2008. In addition, we continue to believe the plaintiffs’ claims in this matter are without merit and intend to vigorously defend ourselves as this matter progresses, while exploring opportunities to resolve it on reasonable terms. We cannot assure you, however, that we will be found to have no liability in these matters.

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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the nine months ended September 30, 2007, our same store sales increased by 1.4% compared to the nine months ended September 30, 2006. Our same store sales increased by 1.9% in 2006 and decreased by 2.3% and 3.6% in 2005 and 2004, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels.
As part of our growth strategy, we also plan to grow through expansion into the financial services business. We face risks associated with integrating this new business into our existing operations. In addition, the financial services industry is highly competitive and regulated by federal, state and local laws.
We intend to also increase our total number of rent-to-own stores in both existing markets and new markets through a combination of new store openings and store acquisitions. This growth strategy is subject to various risks, including uncertainties regarding our ability to open new rent-to-own stores and our ability to acquire additional rent-to-own stores on favorable terms. We increased our store base by 227 stores in 2004. In 2005, however, we decreased our store base by 115 stores, as part of our critical evaluation of all stores and in anticipation of continued store growth. In 2006, our store base increased another 646 stores, primarily as a result of the Rent-Way acquisition on November 15, 2006. As of September 30, 2007, our store base has decreased 45 stores during 2007. We may not be able to continue to identify profitable new store locations or underperforming competitors as we currently anticipate.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of September 30, 2007, we are required to make principal payments under our senior credit facilities of $21.9 million in 2007, $17.2 million in 2008, $22.3 million in 2009, $92.3 million in 2010 and $748.1 million after 2010. These payments reduce our cash flow.
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
Our financial services business is subject to federal statutes and regulations such as the USA Patriot Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, and similar state laws. In addition, 35 states and the District of Columbia provide safe harbor regulations for short term consumer lending, and two additional states permit short term consumer lending by licensed dealers. Safe harbor regulations typically set maximum fees, size and length of the loans. Congress and/or the various legislatures in the states where we currently intend to offer financial services products may adopt new legislation or amend existing legislation with respect to our financial services business that could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2003, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $100.0 million of Rent-A-Center common stock. Over a period of time, our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program to $500.0 million. As of September 30, 2007, we had repurchased $440.9 million in aggregate purchase price of Rent-A-Center common stock under our stock repurchase program. In the third quarter of 2007, we effected the following repurchases of our common stock:

RENT-A-CENTER, INC. AND SUBSIDIARIES

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(including fees)	Programs	(including fees)

July 1 through July 31
August 1 through August 31	2,307,400	$19.5586	2,307,400	$59,022,843
September 1 through September 30

Total	2,307,400	$19.5586	2,307,400	$59,022,843
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
Senior Vice President-Finance,
Chief Financial Officer and Treasurer
Date: November 2, 2007

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.3	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.4	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.5	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.6	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.7	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.8	Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.9	Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

4.10	Eighth Supplemental Indenture, dated as of November 15, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.1+	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.11+	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12+	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13+	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.14+	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

10.15+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

10.16+	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.17+	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.18+	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19+	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20+	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21+	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007)

10.22+	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23+	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24+	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25+	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26+	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27+	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.28+	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.29	Second Amended and Restated Credit Agreement, dated as of July 13, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)

10.30	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

+	Management contract or compensatory plan or arrangement

*	Filed herewith.