Form 10-K
period 2007-12-31
RENT A CENTER INC DE
filed 2008-02-29
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the 59,521,948 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System — National Market System on June 30, 2007	$1,561,260,696
Number of shares of Common Stock outstanding as of the close of business on February 22, 2008:	66,711,277

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business.

Overview

Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.

We are the largest operator in the United States rent-to-own industry with an approximate 36% market share based on store count. At December 31, 2007, we operated 3,081 company-owned stores nationwide and in Canada and Puerto Rico, including 24 stores under the name “Get It Now” and eight stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2007, ColorTyme had 227 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 3% market share based on store count.

Our stores generally offer high quality, durable products such as major consumer electronics, appliances, computers and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. These rental purchase agreements are designed to appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. These agreements also cater to customers who only have a temporary need or who simply desire to rent, rather than purchase, the merchandise. Our Get It Now stores offer merchandise on an installment sales basis. We offer well known brands such as Sony, Philips, LG, Hitachi, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Dell, Toshiba, Sony and Hewlett-Packard computers and Ashley, England and Klaussner furniture. We also offer high levels of customer service, including repair, pickup and delivery, generally at no additional charge. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 75% of our business is from repeat customers.

In 2005, we began offering financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services in some of our existing rent-to-own stores under the trade name “Cash AdvantEdge.” As of December 31, 2007, we offered some or all of these financial services products in 276 Rent-A-Center store locations in 15 states.

We were incorporated in Delaware in 1986. Our principal executive offices are located at 5501 Headquarters Drive, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

Industry Overview

According to the Association of Progressive Rental Organizations, the rent-to-own industry in the United States and Canada consists of approximately 8,500 stores and serves approximately 3.0 million households. We estimate that the two largest rent-to-own industry participants account for approximately 4,900 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 30 stores. The rent-to-own industry is highly fragmented and has experienced significant consolidation. We believe this consolidation trend in the industry will continue, presenting opportunities for us to continue to acquire additional stores or customer accounts on favorable terms.

The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 73% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. Many of the customers served by the industry do not have access to significant amounts of credit. For these customers, the rent-to-own industry provides an alternative for them to obtain brand name products. The Association of Progressive Rental Organizations also estimates that 95% of customers have high school diplomas.

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

Historical Growth

We have pursued an aggressive growth strategy since 1993. We have sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. Since March 1993, our company-owned store base has grown from 27 to 3,081 at December 31, 2007, primarily through acquisitions, including the acquisition in November 2006 of Rent-Way, Inc. (“Rent-Way”), which operated 782 stores in 34 states. During this period, we acquired over 3,600 stores, including approximately 390 of our franchised stores. These acquisitions occurred in approximately 200 separate transactions, including ten transactions where we acquired in excess of 50 stores. In addition, we strategically opened or acquired stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration.

The following table summarizes the store growth activity over the last three fiscal years:

	2007	2006	2005

Stores at beginning of period	3,406	2,760	2,875
New store openings	27	40	67
Acquired stores remaining open	14	646	44
Closed stores(1)
Merged with existing stores	363	25	170
Sold or closed with no surviving store	3	15	56

Stores at end of period	3,081	3,406	2,760

Acquired stores closed and accounts merged with existing stores	36	164	39
Total approximate purchase price of acquisitions	$20.1 million	$657.4 million	$38.3 million

(1)	Substantially all of the merged, sold or closed stores in 2007 and 2005 relate to our store consolidation plans discussed below and in more detail in Note F, Restructuring, in the Notes to Consolidated Financial Statements on page 61.

Store Consolidation.  We believe that this aggressive store acquisition program and our planned cannibalization resulted in over penetration in some markets. Accordingly, in 2005, and again in 2007, we critically evaluated every market in which we operated by reviewing operating results, competitive positioning, and growth potential. As a result, we closed or merged 114 stores and sold 35 stores during the third and fourth quarters of 2005. In December 2007, we identified 283 stores that we intend to close and merge. As of December 31, 2007, we closed or merged 276 stores and expect to close or merge the remaining identified stores in the first quarter of 2008.

Future Store Growth.  We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry both nationally and internationally. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry, which we believe represents an opportunity for us. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. We also intend to continue to critically evaluate the markets in which we operate and will close, sell or merge underperforming stores.

Competitive Strengths

We believe that the following competitive strengths position us well for continued growth:

Geographic Footprint.  At December 31, 2007, we operated 3,081 stores nationwide and in Canada and Puerto Rico. In addition, our subsidiary, ColorTyme, franchised 227 stores in 33 states. We believe the number and location of our stores combined with the strength of our brand provides us with a unique platform from which to market additional products and services to our customer demographic. The following table shows the geographic distribution of our stores:

	Number of Stores
	Company		With Financial
Location	Owned		Services	Franchised

Alabama	60		—	5
Alaska	6		5	3
Arizona	63		7	—
Arkansas	42		—	1
California	139		—	6
Colorado	44		13	1
Connecticut	40		—	—
Delaware	20		—	—
District of Columbia	4		—	—
Florida	196		—	19
Georgia	93		—	15
Hawaii	11		6	5
Idaho	10		6	3
Illinois	105		—	8
Indiana	104		—	5
Iowa	28		10	—
Kansas	36		—	8
Kentucky	68		15	1
Louisiana	46		—	6
Maine	29		—	9
Maryland	64		—	10
Massachusetts	69		—	1
Michigan	107		—	8
Minnesota	3	*	—	—
Mississippi	35		—	2
Missouri	68		16	—
Montana	9		5	—
Nebraska	14		—	—
Nevada	22		4	—
New Hampshire	20		—	1
New Jersey	44		—	—
New Mexico	26		—	10
New York	178		—	3
North Carolina	134		—	19
North Dakota	3		—	—
Ohio	187		53	6
Oklahoma	42		—	6
Oregon	28		—	4
Pennsylvania	155		—	3
Puerto Rico	43		—	—
Rhode Island	16		—	1
South Carolina	70		—	9
South Dakota	4		—	—
Tennessee	91		37	2
Texas	296		69	33
Utah	16		8	—
Vermont	9		—	—
Virginia	75		—	11
Washington	44		22	3
West Virginia	31		—	—
Wisconsin	21	*	—	—
Wyoming	5		—	—
Canada	8	†	—	—

TOTAL	3,081		276	227

*	Get It Now stores

†	Rent-A-Centre Canada stores

Management Expertise.  Our management team at both the corporate and operational levels is highly experienced and motivated. Our executive management team has extensive experience in the rent-to-own industry with over 100 combined years of service with us and has demonstrated the ability to grow our business through their operational leadership and strategic vision.

Financial Strength.  Historically, our operations have generated strong cash flow, averaging $192.8 million in operating cash flow per year since 1998. As a result, we have been able to invest in acquisitions and new business opportunities while maintaining a strong balance sheet.

Collections.  The breadth of our store locations also provides us with the operational infrastructure to support our collections efforts. The ability to timely and personally contact customers through our local field personnel is critical to our ability to collect payments or regain possession of rented merchandise. In addition, we believe that we have developed lasting relationships with our customers, as well as obtained extensive knowledge of our targeted customer demographic, through our collection experience.

Integration Experience.  We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own industry will result in ongoing consolidation opportunities. Acquired stores benefit from our improved product mix, sophisticated management information system, purchasing power and administrative network.

Strategy

Our growth strategy is designed to capitalize on our competitive strengths and continue to build our position as a leading provider of products and services to cash and credit constrained consumers by:

•	enhancing the operations, revenue and profitability of our store locations;

•	expanding our financial services business within our existing store locations; and

•	seeking additional distribution channels for our products and services.

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

We believe we will achieve further gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

•	use consumer focused advertising, including direct mail, television, radio and print media, which highlights the appealing features of our transaction to increase store traffic and expand our customer base;

•	focus on the customer experience, both in our store locations, as well as on our website;

•	respond to competitive threats on a market by market basis with specifically tailored action plans;

•	acquire customer accounts;

•	expand the offering of product lines to appeal to more customers to increase the number of product rentals and grow our customer base;

•	evaluate other growth strategies, including the entry into additional lines of business offering products and services designed to appeal to our customer demographic;

•	employ strict store-level cost control;

•	analyze and evaluate store operations against key performance indicators; and

•	use a revenue and profit based incentive pay plan.

Expanding Our Financial Services Business within Our Existing Store Locations

In 2005, we began offering an array of financial services in some of our existing rent-to-own stores, in addition to traditional rent-to-own products. These financial services include short term secured and unsecured loans, debit cards, check cashing and money transfer services. We believe that traditional financial services providers ineffectively market to our customer base and that an opportunity exists for us to leverage our knowledge of this demographic, as well as our operational infrastructure, into a complementary line of business offering financial services designed to appeal to our customer demographic. As of December 31, 2007, 276 Rent-A-Center locations in 15 states were offering some or all of these financial services. Since December 31, 2007, we have added financial services to five existing rent-to-own locations and closed three locations. We intend to offer these financial services in approximately 425 to 475 existing store locations by the end of 2008. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial services, or that such operations, should they be added, will prove to be profitable.

Seeking Additional Distribution Channels for Our Products and Services

We believe that there are opportunities for us to obtain new customers through sources other than our existing rent-to-own stores. Through agreements with other retailers, we intend to offer the rent-to-own transaction to consumers who do not qualify for financing from such retailer, offering the consumer the opportunity to obtain the merchandise they want or need. There can be no assurance that we will be successful in our efforts to expand our distribution channels by entering into such agreements with other retailers, or that such operations, should they be added, will prove to be profitable.

Rent-A-Center Store Operations

Store Design

Our stores average approximately 4,600 square feet and are located primarily in strip centers. Because we utilize “just in time” inventory strategies, receiving merchandise shipments in relatively small quantities directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs.

Product Selection

Our stores generally offer merchandise from four basic product categories: major consumer electronics, appliances, computers and furniture and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2007, furniture and accessories accounted for approximately 35% of our store rental revenue, consumer electronic products for 34%, appliances for 16% and computers for 15%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

Major consumer electronic products offered by our stores include high definition televisions, home theatre systems, video game consoles and stereos from top name-brand manufacturers such as Sony, Philips, LG, Hitachi, Toshiba and Mitsubishi. We offer major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, microwave ovens, freezers and ranges. We offer personal and laptop computers from Dell, Toshiba, Sony and Hewlett Packard. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England and Klaussner and other top name-brand manufacturers. Accessories include pictures, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

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

Customer Service

We generally offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our national network of 26 service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. Generally, the customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver covering the particular loss. Most of the products we offer are covered by a manufacturer’s warranty for varying periods which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership.

Collections

Store managers use our management information system to track collections on a daily basis. For fiscal years 2007, 2006, and 2005, the average week ending past due percentages were 6.43%, 6.58% and 6.76%, respectively. Our goal was to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening in the three years. For the 2008 fiscal year, our goal remains the same at 5.99%. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the numerous personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period.

Pursuant to the rental purchase agreements, customers who become delinquent in their rental payments and fail to return the rented merchandise are or may over time become liable for accrued rent through the date the merchandise is finally returned or the amount of the early purchase option or, if the merchandise is not returned before expiration of the original term of weeks or months to ownership under the rental purchase agreement, then the total balance of payments necessary to acquire ownership of the merchandise. If the customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the ninetieth day following the time the account became past due. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.8% in 2007, 2.4% in 2006 and 2.5% in 2005.

Management

We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and account relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Two times each week, store management is required to count the store’s inventory on hand and compare the count to our accounting records, with the district manager performing a similar audit at least quarterly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a district manager within close proximity who typically oversees six to eight stores. Typically, a district manager focuses on developing the personnel in his or her district and ensuring all stores meet our quality, cleanliness and service standards. In addition, a district manager routinely audits numerous areas of the stores’ operations. A significant portion of a district manager’s and store manager’s compensation is dependent upon store revenues and profits.

At December 31, 2007, we had 502 district managers who, in turn, reported to 76 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the district managers in their region. Similar to the district managers, regional directors are responsible for ascertaining whether stores are following the operational guidelines. The regional directors report to 12 senior vice presidents located throughout the country. The regional directors and senior vice presidents receive a significant amount of their compensation based on the revenue and profitability of the stores under their management.

Our executive management team at the home office oversees field operations, with an overall strategic focus. The executive management team directs and coordinates advertising, purchasing, financial planning and controls, employee training, personnel matters, acquisitions and new store initiatives. The centralization and coordination of such operational matters allows our store managers to focus on individual store performance. A portion of our executive management compensation is determined in part on the profits generated by us.

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

We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Ashley, Whirlpool and Sony, who accounted for approximately 16.4%, 14.7% and 11.1%, respectively, of merchandise purchased in 2007. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe that there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

Marketing

We promote the products and services in our stores through television and radio commercials, print advertisements, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, prompt delivery, price match, service at no extra cost, payment protection and the absence of initial deposits, credit investigations or long-term obligations. In 2007, we began the “RAC Worry-Free Guaranteetm” initiative to further highlight and promote these aspects of the rent-to-own transaction. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Advertising expense as a percentage of store revenue for the years ended December 31, 2007, 2006 and 2005 was approximately 2.8%, 2.8% and 2.9%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.

Competition

The rent-to-own industry is highly competitive. According to industry sources and our estimates, the two largest industry participants account for approximately 4,900 of the 8,500 rent-to-own stores in the United States and Canada. We are the largest operator in the rent-to-own industry with 3,081 stores and 227 franchised locations as of December 31, 2007. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

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

Get It Now Operations

As of December 31, 2007, we operated 24 stores under the name “Get It Now.” These stores utilize a retail model which generates installment credit sales through a retail transaction.

ColorTyme Operations

ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2007, ColorTyme franchised 227 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2007, 20 new franchise locations were added, 65 ceased operating as ColorTyme locations in connection with the termination of franchise agreements with five affiliated franchisees and 20 were sold, of which 19 were sold to another Rent-A-Center subsidiary.

All of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks and logos. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 5.0% of the franchisees’ monthly gross revenue and, generally, an initial fee of between $7,500 per new location for existing franchisees and up to $35,000 per location for new franchisees.

The ColorTyme franchise agreement generally requires the franchised stores to utilize specific computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to retrieve data and information from the franchised stores’ computer systems. The franchise agreements also limit the ability of the franchisees to compete with other franchisees and provides us a right of first refusal to purchase the franchise location of a ColorTyme franchisee that wishes to exit the business.

The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 18.8% and 11.8% of merchandise purchased by ColorTyme in 2007, respectively.

ColorTyme franchisees may also offer financial services, such as short term secured and unsecured loans, in addition to traditional rent-to-own products. In addition, some of ColorTyme’s franchised stores offer custom rims and tires for sale or rental under the trade names “RimTyme” or “ColorTyme Custom Wheels.” As of December 31, 2007, 44 ColorTyme stores operated by 19 separate franchisees offered financial services. Eleven ColorTyme stores operated by four separate franchisees offered tires and rims exclusively. In addition, one store operated by one franchisee offered only financial services.

ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $29.4 million was outstanding as of December 31, 2007. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

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

ColorTyme licenses the use of its trademarks to the franchisees under the franchise agreement. ColorTyme owns the registered trademarks ColorTyme®, RimTyme®, and Your Hometown ColorTyme®, along with certain design and service marks. A federal trademark application for the mark “Because Life Should be Colorful” is pending.

Some of ColorTyme’s franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.

Financial Services Operations

We offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services under the trade name “Cash AdvantEdge” within certain of our existing Rent-A-Center store locations. As of December 31, 2007, we offered some or all of these financial services products in 276 Rent-A-Center store locations in 15 states. We expect to offer such financial services products in approximately 425 to 475 Rent-A-Center store locations by the end of 2008. Stores offering financial services products in addition to traditional rent-to-own products generally require one to two additional employees. Our executive management team at the home office oversees our financial services business, which is managed at the store level by seven regional directors and 36 district managers.

Our financial services business operates in a highly competitive industry. Similar financial services products are offered by large regional or national entities, smaller independent outlets and pawnshops. Competitive factors include location, service, maximum loan amount, repayment options and fees.

Trademarks

We own various registered trademarks, including Rent-A-Center®, Renters Choice®, Rent-Way®, and Get It Now®. We have submitted a trademark application for “Cash AdvantEdge” in connection with our financial services business. The products held for rent also bear trademarks and service marks held by their respective manufacturers.

Employees

As of February 22, 2008, we had approximately 18,600 employees, of whom 530 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are covered by a collective bargaining agreement. We believe relationships with our employees are generally good.

Government Regulation

Rental Purchase Transactions

State Regulation

Currently, 47 states, the District of Columbia and Puerto Rico have legislation regulating rental purchase transactions. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Nine states limit the total rental payments that can be charged.

These limitations, however, generally do not become applicable unless the total rental payments required under an agreement exceed 2.0 times to 2.4 times of the disclosed cash price or the retail value of the rental product.

Courts in each of Minnesota, which has a rental purchase statute, and New Jersey and Wisconsin, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, we have modified our typical rental purchase agreements in New Jersey, to provide additional disclosures and longer grace periods, as well as adjusted our pricing in a way in which we believe is in conformity with the retail installment sales act. In Wisconsin and Minnesota, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. We operate 44 Rent-A-Center stores in New Jersey and 24 Get It Now stores in Wisconsin and Minnesota.

North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 134 stores in North Carolina.

Legislation has been introduced in New York from time to time that would significantly amend that state’s existing rental purchase statute. The most recently proposed bill would impose significant pricing restrictions in New York and, if enacted as proposed, would have a material and adverse impact on our operations in New York. While this bill and its predecessors have not received widespread support from members of either body of New York’s legislature, we are unable to assure you that such adverse legislation will not be enacted in the future. We operate 178 stores in New York.

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

Financial Services

Our financial services business is subject to regulation and supervision primarily at the state and federal levels. We intend to offer our financial services products only in those jurisdictions with favorable regulatory environments.

In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we operate other than Texas), we are a licensed lender where required and are subject to various state regulations regarding the terms of our short term consumer loans and our policies, procedures and operations relating to those loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew or “rollover” a loan.

We operate our financial services business in Texas under the Texas Credit Services Organization law which requires that we register as a Credit Services Organization (“CSO”) with the Texas Secretary of State, pay a registration fee and post surety bonds for each location. The CSO may, for a fee, help a consumer obtain an extension of credit from an independent third-party lender. We must also comply with various disclosure requirements, which include providing the consumer with a disclosure statement and contract that detail the services to be performed by the CSO and the total cost of those services along with various other items. Additionally, the CSO must give a consumer the right to cancel the credit services agreement without penalty within 3 days after the agreement is signed.

We are subject to regulation in several jurisdictions in which we operate that require the registration or licensing of check cashing companies or regulate the fees that check cashing companies may impose. In some of these jurisdictions, we may be required to file fee schedules with the state or conspicuously post the fees charged for cashing checks by each branch. In some cases, we are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company and have filed our schedule of fees with each of the states or other jurisdictions in which such a filing is required. To the extent those states have adopted ceilings on check cashing fees, the fees we currently charge are at or below the maximum ceiling.

In addition, our financial services business is subject to federal statutes and regulations such as the USA Patriot Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Anti-Money Laundering Act, and similar state laws.

In October 2006, U.S. federal legislation was enacted which limited our ability to offer financial services to active duty military personnel beginning in October 2007. There was no significant effect on our operations due to the restriction on lending to military personnel.

Recently, legislative activity with respect to the financial services industry at the state level has increased significantly. Both beneficial and adverse legislation has been introduced in a number of states. There can be no assurance as to whether new or revised financial services laws will be enacted or whether, if enacted, the laws would not have a material and adverse effect on us.

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

We may not be able to successfully increase revenue in our rent-to-own stores, which could cause our future earnings to grow more slowly or even decrease.

Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 2.1% and 1.9% in 2007 and 2006, respectively, and decreased by 2.3% in 2005. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.

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

If we fail to effectively manage the growth and integration of our financial services business, we may not realize the economic benefit of our financial investment in such operations.

A primary focus of our growth strategy is expansion into the financial services business. We face risks associated with integrating this new business into our existing operations, including the development of appropriate information technology and financial reporting systems. Further, a newly opened financial services location generally does not attain positive cash flow during its first year of operations. In addition, the financial services industry is highly competitive and regulated by federal, state and local laws.

Our expansion into the financial services business could place a significant demand on our management and our financial and operational resources. If we are unable to effectively implement our financial services business, we may not realize the operational benefits of our investment in the financial services business that we currently expect.

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

Our financial services business is subject to federal statutes and regulations such as the USA Patriot Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Anti-Money Laundering Act, and similar state laws. In addition, we are subject to various state regulations regarding the terms of our short term consumer loans and our policies, procedures and operations relating to those loans, including the fees we may charge, as well as fees we may charge in connection with our other financial services products. Congress and/or the various legislatures in the states where we currently operate or intend to offer financial services products may adopt new legislation or amend existing legislation with respect to our financial services business that could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.

We may be subject to legal proceedings from time to time which seek material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.

In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We cannot assure you that we will not be the subject of similar lawsuits in the future. Significant settlement amounts or final judgments could materially and adversely affect our liquidity. The failure to pay any material judgment would be a default under our senior credit facilities and the indenture governing our outstanding subordinated notes.

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

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2007, $958.9 million was outstanding under our senior credit facilities.

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

Rent-A-Center’s organizational documents and our debt instruments contain provisions that may prevent or deter another group from paying a premium over the market price to Rent-A-Center’s stockholders to acquire its stock.

Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at annual meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities and the indenture governing our subordinated notes each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of Rent-A-Center’s common stock that some or a majority of Rent-A-Center’s stockholders might consider to be in their best interests.

Rent-A-Center is a holding company and is dependent on the operations and funds of its subsidiaries.

Rent-A-Center is a holding company, with no revenue generating operations and no assets other than its ownership interests in its direct and indirect subsidiaries. Accordingly, Rent-A-Center is dependent on the cash flow generated by its direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from its operating subsidiaries to generate the funds necessary to meet its obligations, including the obligations under the senior credit facilities and the outstanding subordinated notes. The ability of Rent-A-Center’s subsidiaries to pay dividends or make other payments to it is subject to applicable state laws. Should one or more of Rent-A-Center’s subsidiaries be unable to pay dividends or make distributions, its ability to meet its ongoing obligations could be materially and adversely impacted.

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

We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2015. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,800 to 24,000 square feet, and average approximately 4,600 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space.

We own the land and building at 5501 Headquarters Drive, Plano, Texas, in which our corporate headquarters are located. The land and improvements are pledged as collateral under our senior credit facilities.

We believe that suitable store space generally is available for lease and we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores.

Item 3.	Legal Proceedings.

Legal Proceedings

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We account for our litigation contingencies pursuant to the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — An Interpretation of FASB Statement No. 5 (“FIN 14”), which require that we accrue for losses that are both probable and reasonably estimable. We expense legal fees and expenses incurred in connection with the defense of all of our litigation at the time such amounts are invoiced or otherwise made known to us.

As of December 31, 2007, we had accrued $21.9 million relating to probable losses for our outstanding litigation as follows (in millions):

Shafer/Johnson Matter	$11.0
California Attorney General Settlement	9.6
Other Litigation	1.1
Legal Fees and Expenses	0.2

Total Accrual	$21.9

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

On April 27, 2007, the plaintiff filed a reply to our notice, and on that same date plaintiffs’ counsel offered to produce Mr. Kelly for deposition. In the reply to our notice, the plaintiff moved the court for an additional 180 days in which to conduct discovery before filing a formal response to our notice, or in the alternative, the plaintiff asked to be permitted to file its response immediately and to conduct some limited discovery while awaiting a trial date. Plaintiff’s motion resulted in a notice from the court, which we received on May 7, 2007, that the case had been dismissed on June 2, 2006, due to the parties’ failure to appear at a court-ordered conference of which neither we, nor to our knowledge, plaintiff had notice. We also did not have notice of the dismissal order. On May 1, 2007, plaintiff filed a motion to vacate the dismissal order and to restore the case to the court’s calendar, which we opposed. On July 16, 2007, the court denied plaintiff’s motion to vacate the dismissal order and we served notice of entry of the court’s order on July 26, 2007. On August 20, 2007, plaintiff filed a notice of appeal from the July 16, 2007 order and, on August 21, 2007, plaintiff filed a motion to reargue and/or renew the motion to vacate based on new affidavit evidence not submitted with the original motion. We opposed the motion for reargument and/or renewal on grounds that it did not establish a valid basis to reverse the July 16, 2007 order. By order dated December 5, 2007, the court granted plaintiff’s motion to reargue, and upon reargument, confirmed its July 16, 2007 decision denying plaintiff’s motion to vacate the dismissal. At the same time, the court ruled that our pending motion to decertify the class and/or dismiss the case was deemed moot. Plaintiff’s counsel now has until May 20, 2008 to perfect an appeal from the July 16, 2007 order to the Appellate Division, First Department, by filing a brief and record. Plaintiff’s appeal, if perfected, will be based upon the record made in connection with plaintiff’s original motion to vacate.

We believe these claims are without merit and will continue to vigorously defend ourselves in this case. However, we cannot assure you that we will be found to have no liability in this matter.

Terry Walker, et al. v. Rent-A-Center, Inc., et al.  On February 6, 2008, the settlement with the plaintiffs to resolve this putative securities class action pending in federal court in Texarkana, Texas, received final approval from the court. The order finally approving the settlement is subject to a 30 day appeal period, which expires on

March 7, 2008. Under the terms of the settlement, we anticipate our insurance carrier will pay an aggregate of $3.6 million in cash, which will be distributed to an agreed upon class of claimants who purchased our common stock from April 25, 2001 through October 8, 2001, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. In connection with the settlement, neither we nor any officer and director defendants are admitting liability for any securities laws violations.

California Attorney General Inquiry.  In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We are working with the Attorney General and the settlement administrator to finalize the implementation procedures for the restitution program and expect to fund the restitution account as soon as reasonably practicable following the finalization of such procedures. We also agreed to a civil penalty in the amount of $750,000, which was paid in the first quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.

State Wage and Hour Class Actions

Eric Shafer, et al. v. Rent-A-Center, Inc.  On February 4, 2008, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by us of certain wage and hour laws of California. Under the terms contemplated, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We would be entitled to any settlement fund monies not distributed under the terms of the prospective settlement. In connection with the prospective settlement, we are not admitting liability for our wage and hour practices in California. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund this settlement without adversely affecting our liquidity in a material way.

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

2007	High	Low

Fourth Quarter	$18.59	$13.17
Third Quarter	27.06	16.85
Second Quarter	29.01	25.90
First Quarter	31.09	26.32

2006	High	Low

Fourth Quarter	$31.00	$26.58
Third Quarter	29.95	22.03
Second Quarter	28.46	22.66
First Quarter	26.15	18.20

As of February 22, 2008, there were approximately 60 record holders of our common stock.

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

Under our common stock repurchase program, we are authorized to repurchase up to $500.0 million in aggregate purchase price of our common stock. As of December 31, 2007, we had repurchased a total of 18,460,950 shares of Rent-A-Center common stock for an aggregate of $444.3 million under our common stock repurchase program. For the year ended December 31, 2007, we repurchased 3,832,150 shares of our common stock for an aggregate purchase price of $83.4 million. In the fourth quarter of 2007, we effected the following repurchases of our common stock:

Maximum Dollar
			Total Number of	Value that May Yet
			Shares Purchased	Be Purchased
	Total Number	Average Price	as Part of Publicly	Under the Plans
	of Shares	Paid per Share	Announced Plans	or Programs
Period	Purchased	(Including Fees)	or Programs	(Including Fees)

October 1 through October 31
November 1 through November 30	225,000	$15.0176	225,000	$55,643,892
December 1 through December 31

Total	225,000	$15.0176	225,000	$55,643,892

Stock Performance Graph

The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Market Index and a peer group index selected by us. In 2006, the peer group index consisted of Aaron Rents, Inc. and Rent-Way, Inc. (which was acquired by us on November 15, 2006). Due to the lack of publicly traded companies in the rent-to-own industry, we expanded our peer group index in 2007 to include companies offering products and services similar to those offered by our financial services business, as well as general merchandise retailers that market to our targeted customer demographic. The 2007 peer group index we selected consists of Aaron Rents, Inc., Family Dollar Stores, Inc., 99¢ Only Stores, Dollar Tree Stores, Inc., Dollar Financial Corp., Advance America, Cash Advance Centers, Inc., EZCORP, Inc., and Cash America International, Inc. The graph assumes $100 was invested on December 31, 2002 and dividends, if any, were reinvested for all years ending December 31.

Item 6.	Selected Financial Data

The selected financial data presented below for the five years ended December 31, 2007 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2007		2006		2005		2004		2003
	(In thousands, except per share data)

Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,594,061		$2,174,239	(4)	$2,084,757		$2,071,866		$1,998,952
Merchandise sales	208,989		175,954		177,292		166,594		152,984
Installment sales	34,576		26,877		26,139		24,304		22,203
Other	25,482		15,607		7,903		3,568		3,083
Franchise
Merchandise sales	34,229		36,377		37,794		41,398		45,057
Royalty income and fees	8,784	(1)	4,854		5,222		5,525		5,871

Total revenue	2,906,121		2,433,908		2,339,107		2,313,255		2,228,150
Operating expenses
Direct store expenses
Cost of rentals and fees	574,013		476,462	(4)	452,583		450,035		432,696
Cost of merchandise sold	156,503		131,428		129,624		119,098		112,283
Cost of installment sales	13,270		11,346		10,889		10,512		10,639
Salaries and other expenses	1,684,965		1,385,437	(5)	1,358,760	(8)	1,277,926		1,180,115
Franchise cost of merchandise sold	32,733		34,862		36,319		39,472		43,248

	2,461,484		2,039,535		1,988,175		1,897,043		1,778,981
General and administrative expenses	123,703		93,556		82,290		75,481		66,635
Amortization of intangibles	15,734		5,573		11,705	(9)	10,780		12,512
Litigation expense (reversion)	62,250	(2)	73,300	(6)	(8,000	)(10)	47,000	(13)	—
Restructuring charge	38,713	(3)	—		15,166	(11)	—		—

Total operating expenses	2,701,884		2,211,964		2,089,336		2,030,304		1,858,128

Operating profit	204,237		221,944		249,771		282,951		370,022
Income from sale of charged off accounts	—		—		—		(7,924	)(14)	—
Finance charges from refinancing	—		4,803	(7)	—		4,173		35,260
Interest expense, net	87,951		53,003		40,703		35,323		43,932

Earnings before income taxes	116,286		164,138		209,068		251,379		290,830
Income tax expense	40,018		61,046		73,330	(12)	95,524		109,334

Item 6. Selected Financial Data — Continued
	Year Ended December 31,
	2007	2006		2005	2004	2003
	(In thousands, except per share data)

NET EARNINGS	$76,268	$103,092		$135,738	$155,855	$181,496

Basic earnings per common share	$1.11	$1.48		$1.86	$1.99	$2.16

Diluted earnings per common share	$1.10	$1.46		$1.83	$1.94	$2.08

Consolidated Balance Sheet Data
Rental merchandise, net	$937,970	$1,056,233	(15)	$750,680	$759,111	$680,700
Intangible assets, net	1,269,094	1,281,597		929,326	922,404	797,434
Total assets	2,626,943	2,740,956	(15)	1,948,664	1,967,788	1,831,302
Total debt	1,259,335	1,293,278		724,050	708,250	698,000
Total liabilities(16)	1,679,852	1,797,997	(15)	1,125,232	1,173,517	1,036,472
Stockholders’ equity	947,091	942,959	(15)	823,432	794,271	794,830
Operating Data (Unaudited)
Stores open at end of period	3,081	3,406		2,760	2,875	2,648
Comparable store revenue growth (decrease)(17)	2.1%	1.9%		(2.3)%	(3.6)%	3.0%
Weighted average number of stores	3,376	2,848		2,844	2,788	2,560
Franchise stores open at end of period	227	282		296	313	329

(1)	Includes the effects of a $3.9 million pre-tax benefit recorded in the third quarter of 2007 as a result of the receipt of accelerated royalty payments from franchisees in consideration of the termination of their franchise agreements.

(2)	Includes the effects of a $51.3 million pre-tax litigation expense recorded in the first quarter of 2007 related to the Perez matter and the effects of an $11.0 million pre-tax litigation expense recorded in the fourth quarter of 2007 related to the Shafer/Johnson matter.

(3)	Includes the effects of a $38.7 million pre-tax restructuring expense recorded in the fourth quarter of 2007 related to the store consolidation plan and other restructuring items announced December 3, 2007.

(4)	Includes the effects of adopting SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(5)	Includes the effects of adopting SFAS 123R, Share-Based Payment (“SFAS 123R”), of approximately $7.8 million of pre-tax expense related to stock options and restricted stock units granted.

(6)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation, the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General and the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation reserve with respect to the Perez case.

(7)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 and the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(8)	Includes the effects of $5.2 million in charges recorded in the third and fourth quarters of 2005 as a result of Hurricanes Katrina, Rita and Wilma. These charges were primarily related to the disposal of inventory and fixed assets.

(9)	Includes the effects of $3.7 million in goodwill impairment charges recorded in the third quarter of 2005 as result of Hurricane Katrina.

(10)	Includes the effect of a pre-tax legal reversion of $8.0 million recorded in the first quarter of 2005 associated with the settlement of a class action lawsuit in the state of California.

(11)	Includes the effects of a $15.2 million pre-tax restructuring expense as part of the store consolidation plan announced September 6, 2005.

(12)	Includes the effects of a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(13)	Includes the effects of a pre-tax legal settlement charge of $47.0 million recorded in the third quarter of 2004 associated with the settlement of a class action lawsuit in the state of California.

(14)	Includes the effects of $7.9 million in pre-tax income associated with the 2004 sale of previously charged off accounts.

(15)	Includes the effects of adopting SAB 108 of a $4.2 million increase in accounts receivable, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million related to adjustments for deferred revenue and a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adjustments for property taxes.

(16)	In accordance with the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), total liabilities also includes redeemable convertible voting preferred stock for the years ended December 31, 2002 through December 31, 2005.

(17)	Comparable store revenue growth for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the largest operator in the United States rent-to-own industry with an approximate 36% market share based on store count. At December 31, 2007, we operated 3,081 company-owned stores nationwide and in Canada and Puerto Rico, including 24 stores under the name “Get It Now” and eight stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2007, ColorTyme had 227 franchised rent-to-own stores in 33 states.

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

In 2005, we began offering financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services in some of our existing rent-to-own stores under the trade name “Cash AdvantEdge.” As of December 31, 2007, we offered some or all of these financial services products in 276 Rent-A-Center store locations in 15 states. We expect to offer such financial services products in approximately 425 to 475 Rent-A-Center store locations by the end of 2008. There can be no assurance that we will be successful in our efforts to expand our operations to include such complementary financial services, or that such operations, should they be added, will prove to be profitable.

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

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;

•	our ability to successfully add financial services locations within our existing rent-to-own stores;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to control costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation;

•	the court hearing the Shafer/Johnson case could refuse to approve the prospective settlement or could require changes to the prospective settlement that are unacceptable to us or the plaintiffs;

•	one or more parties filing an objection to the prospective settlement of the Shafer/Johnson case;

•	a specified percentage of Shafer/Johnson class members timely and validly opt out of the prospective settlement; and

•	the other risks detailed from time to time in our SEC reports.

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

Our loss exposure has increased, primarily as a result of our growth. We continually institute procedures to manage our loss exposure and increases in health care costs associated with our insurance claims through a greater focus on the risk management function, a transitional duty program for injured workers, ongoing safety and accident prevention training, and various programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company specific development factors, general industry loss development factors, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed.

As of December 31, 2007, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $109.5 million, as compared to $97.7 million at December 31, 2006. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

Litigation Reserves.  We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we account for loss contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that we accrue for losses that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. We expense legal fees and expenses incurred in connection with the defense of all of our litigation at the time such amounts are invoiced or otherwise made known to us.

Our accruals relating to probable losses for our outstanding litigation follow:

	Year Ended December 31,
	2007	2006
	(In millions)

Shafer/Johnson Matter	$11.0	$—
California Attorney General Settlement	9.6	10.4
Perez Matter(1)	—	58.0
Burdusis/French/Corso Settlement	—	5.0
Other Litigation	1.1	2.2
Legal Fees and Expenses	0.2	1.4

Total Accrual	$21.9	$77.0

(1)	We accrued an additional $51.3 million in the first quarter of 2007 and paid $109.3 million in the fourth quarter of 2007 related to the Perez matter.

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

Income Taxes.  On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we were not required to recognize an increase or a decrease in the liability for unrecognized tax benefits as of January 1, 2007.

Prior to 2007, we estimated our liabilities for income tax exposure by evaluating our income tax exposure based on the information available to us, and establishing reserves in accordance with the criteria for accrual under SFAS No. 5. In estimating this liability, we evaluated a number of factors in ascertaining whether we may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The actual amount accrued as a liability was based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions taken.

The balance of unrecognized tax benefits was $7.6 million and $7.1 million at December 31, 2007 and 2006, respectively.

If we make changes to our accruals with respect to our self-insurance liabilities, or litigation or income tax reserves in accordance with the policies described above, these changes would impact our earnings. Increases to our accruals would reduce earnings and, similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.1 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.

Stock-Based Compensation Expense.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), using the modified prospective method, which requires that the measurement and recognition of share-based payment awards to our employees and directors be made at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. For the year ended December 31, 2007, stock options were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 30.36% to 37.90%, a risk-free interest rate of 4.66% to 4.80%, no dividend yield, and an expected life of 4.20 years. For non-employee director options, the stock options were valued using the binomial method pricing model with the following assumptions: expected volatility of 47.32%, a risk-free interest rate of 4.66%, no dividend yield, and an expected life of 7.44 years. During the year ended December 31, 2007, we recognized $5.1 million in pre-tax compensation expense related to stock options and restricted stock units granted.

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

Revenue.  Merchandise is rented to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term and merchandise sales revenue is recognized when the customer exercises the purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue is accrued for uncollected amounts due based on historical collection experience. However, the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and we cannot enforce collection for non-payment of future rents.

Revenue with respect to retail installment sales at our Get It Now stores is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts.

The revenue from our financial services is recorded depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time the service is performed.

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

	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	(Company-owned stores only)			(Franchise operations only)

Revenues
Rentals and fees	90.6%	90.9%	90.8%	—%	—%	—%
Merchandise sales	8.5	8.5	8.9	79.6	88.2	87.9
Other/Royalty income and fees	0.9	0.6	0.3	20.4	11.8	12.1

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Cost of rentals and fees	20.0%	19.9%	19.7%	—%	—%	—%
Cost of merchandise sold	5.9	6.0	6.1	76.1	84.6	84.4
Salaries and other expenses	58.9	57.9	59.2	—	—	—

	84.8	83.8	85.0	76.1	84.6	84.4
General and administrative expenses	4.3	3.9	3.5	7.8	9.1	6.6
Amortization of intangibles	0.5	0.2	0.5	—	0.4	0.7
Litigation expense (reversion)	2.2	3.1	(0.3)	—	—	—
Restructuring charge	1.4	—	0.7	—	—	—

Total operating expenses	93.2	91.0	89.4	83.9	94.1	91.7

Operating profit	6.8	9.0	10.6	16.1	5.9	8.3
Interest, net and other income	3.1	2.4	1.8	(1.6)	(1.4)	(1.0)

Earnings before income taxes	3.7%	6.6%	8.8%	17.7%	7.3%	9.3%

2007 Overview

Total revenue for the year ended December 31, 2007 increased $472.2 million, while net earnings were reduced by restructuring charges related to our store consolidation plan and other restructuring items in the fourth quarter of 2007, litigation expenses, and an increase in interest expense in 2007. We generated $240.4 million in operating cash flow, with $97.4 million in cash on hand at December 31, 2007. Same store revenues for the twelve month period ended December 31, 2007 increased 2.1%, compared to an increase of 1.9% for the twelve month period ended December 31, 2006. In addition, we repurchased 3,832,150 shares of our common stock for an aggregate of $83.4 million during 2007.

Recent Developments

On February 4, 2008, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by us of certain wage and hour laws of California. Under the terms contemplated, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We would be entitled to any settlement fund monies not distributed under the terms of the prospective settlement. In connection with the prospective settlement, we are not admitting liability for our wage and hour practices in California. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form.

Restructuring

2007 Store Consolidation Plan and Other Restructuring Items.  On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we identified 283 stores that we intend to close and merge. As of December 31, 2007, we closed or merged 276 stores and expect to close or merge the remaining stores in the first quarter of 2008.

We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded for the year ended December 31, 2007.

		Expenses Recognized
	Closing Plan Estimate	Through 2007
	(In thousands)

Lease obligations	$26,061 - $29,223	$25,239
Fixed asset disposals	11,006 - 11,516	11,006
Other costs(1)	2,468 - 6,704	2,468

Total	$39,535 - $47,443	$38,713

(1)	Other costs primarily consist of inventory disposals and the removal of signs and various assets from vacated locations.

Our expected total cash outlay related to the store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through December 31, 2007 was approximately $2.4 million, which primarily related to the termination of the lease for our former corporate headquarters location. We expect to use approximately $23.7 million to $28.0 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect that the lease obligations will be substantially completed in twelve to eighteen months, with total completion no later than the second quarter of 2013.

Comparison of the Years ended December 31, 2007 and 2006

Store Revenue.  Total store revenue increased by $470.4 million, or 19.7%, to $2,863.1 million in 2007 from $2,392.7 million in 2006. The increase in total store revenue was primarily attributable to incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, and an increase in same store sales of 2.1%.

Same store revenues represent those revenues earned in 1,935 stores that were operated by us for each of the entire twelve month periods ended December 31, 2007 and 2006, excluding store locations that received accounts through an acquisition or merger of an existing store location. Same store revenues increased by $35.3 million, or 2.1%, to $1,729.6 million in 2007 as compared to $1,694.3 million in 2006. This increase in same store revenues was primarily attributable to more units on rent in 2007 as compared to 2006.

Franchise Revenue.  Total franchise revenue increased by $1.8 million, or 4.3%, to $43.0 million in 2007 as compared to $41.2 million in 2006. This increase was primarily attributable to the receipt of accelerated royalty payments in the amount of approximately $3.9 million from five affiliated ColorTyme franchisees in consideration of the termination of their franchise agreements, offset by a decrease in the number of products sold to franchisees in 2007 as compared to 2006 due to fewer franchise stores in 2007.

Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for 2007 increased by $97.6 million, or 20.5%, to $574.0 million as compared to $476.5 million in 2006. This increase is a result of an increase in rental revenue for

2007 as compared to 2006. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.1% in 2007 compared to 21.9% in 2006.

Cost of Merchandise Sold.  Cost of merchandise sold increased by $25.1 million, or 19.1%, to $156.5 million for 2007 from $131.4 million for 2006. This increase was primarily the result of approximately $13.1 million of cost of sales for prepaid telephone service offered in our stores, as well as an increase in the number of items sold during 2007 as compared to 2006. The gross margin percent of merchandise sales decreased slightly to 25.1% in 2007 from 25.3% in 2006.

Salaries and Other Expenses.  Salaries and other expenses increased by $299.5 million, or 21.6%, to $1,685.0 million in 2007 as compared to $1,385.4 million in 2006. The increase was primarily the result of an increase in expenses associated with the increase in our store base due to the acquisition of Rent-Way and includes increases in labor expense of $157.8 million, occupancy costs of $31.1 million, utility costs of $10.7 million, expenses relating to product deliveries of $25.2 million, communication expenses of $13.9 million and charge offs due to customer stolen merchandise of $20.3 million. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.8% in 2007 as compared to 2.4% in 2006. Salaries and other expenses expressed as a percentage of total store revenue increased slightly to 58.9% in 2007 from 57.9% in 2006.

Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold decreased by $2.1 million, or 6.1%, to $32.7 million in 2007 as compared to $34.9 million in 2006. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in 2007 as compared to 2006 due to fewer franchise stores in 2007.

General and Administrative Expenses.  General and administrative expenses increased by $30.1 million, or 32.2%, to $123.7 million in 2007 as compared to $93.6 million in 2006. General and administrative expenses expressed as a percent of total revenue increased to 4.3% in 2007 from 3.8% in 2006. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support growth, including our plans to expand into complementary lines of business in our rent-to-own stores.

Amortization of Intangibles.  Amortization of intangibles increased by $10.2 million or 182.3%, to $15.7 million for 2007 from $5.6 million for 2006. This increase was primarily attributable to the amortization of intangibles from the acquisition of Rent-Way, which were included in amortization expense for the entire twelve months ended December 31, 2007, compared to approximately 45 days in 2006.

Operating Profit.  Operating profit decreased by $17.7 million, or 8.0%, to $204.2 million for 2007 as compared to $221.9 million in 2006. Operating profit as a percentage of total revenue decreased to 7.0% for 2007 from 9.1% for 2006. This decrease was primarily attributable to a $38.7 million charge related to our store consolidation plan and other restructuring items, offset by a net increase in same store revenues and incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, as discussed above.

Income Tax Expense.  Income tax expense decreased by $21.0 million, or 34.4%, to $40.0 million in 2007 as compared to $61.0 million in 2006. This decrease is primarily attributable to a decrease in earnings before taxes for 2007 as compared to 2006 and a decrease in our overall effective tax rate to 34.4% for 2007 as compared to 37.1% for 2006. The decrease in our overall effective tax rate was primarily attributable to the impact of the charge related to our store consolidation plan on our state income taxes.

Interest expense.  Interest expense increased by $36.2 million, or 61.9%, to $94.8 million for 2007 as compared to $58.6 million in 2006. This increase was primarily attributable to an increase in senior debt outstanding relating to the Rent-Way acquisition for the full year in 2007 as compared to 45 days in 2006 and increased borrowings under our revolving credit facility in 2007 as compared to 2006 .

Net Earnings.  Net earnings decreased by $26.8 million, or 26.0%, to $76.3 million for 2007 as compared to $103.1 million in 2006. This decrease was primarily attributable to a decrease in operating profit and an increase in interest expense, offset by a decrease in income tax expense, as discussed above.

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

Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold decreased by $1.5 million, or 4.0%, to $34.9 million in 2006 from $36.3 million in 2005. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in 2006 as compared to 2005 due to a 17 fewer stores in 2006.

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

Income Tax Expense.  Income tax expense decreased by $12.3 million, or 16.8%, to $61.0 million in 2006 as compared to $73.3 million in 2005. This decrease is primarily attributable to a decrease in earnings before taxes for 2006 as compared to 2005, offset by an increase in our overall effective tax rate to 37.1% for 2006 as compared to 35.1% for 2005. The 2005 rate included the reversal of a $3.3 million state tax reserve in connection with a change in estimate related to potential loss exposures and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns in 2005.

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

Quarterly Results

The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2007
Revenues	$755,299		$724,158	$709,701	(2)	$716,963
Operating profit	46,155	(1)	87,024	60,575		10,483	(3)(4)
Net earnings	15,103		41,251	25,275		(5,361)
Basic earnings per common share	$0.21		$0.59	$0.37		$(0.08)
Diluted earnings per common share	$0.21		$0.58	$0.37		$(0.08)
Year ended December 31, 2006
Revenues	$606,975		$583,623	$587,184		$656,126	(8)
Operating profit(5)	75,484		75,193	51,871	(6)	19,396	(8)(9)
Net earnings	40,328		39,843	25,241	(7)	(2,320	)(10)
Basic earnings per common share	$0.58		$0.57	$0.36		$(0.03)
Diluted earnings per common share	$0.57		$0.56	$0.36		$(0.03)
Year ended December 31, 2005
Revenues	$601,809		$580,578	$573,507		$583,213
Operating profit	85,992		72,988	30,980	(12)	59,811
Net earnings	47,669	(11)	41,742	11,277		35,050	(13)
Basic earnings per common share	$0.64		$0.56	$0.15		$0.50
Diluted earnings per common share	$0.63		$0.55	$0.15		$0.50

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
	(As a percentage of revenues)

Year ended December 31, 2007
Revenues	100.0%		100.0%	100.0	%(2)	100.0%
Operating profit	6.1	(1)	12.0	8.5		1.5	(3)(4)
Net earnings	2.0		5.7	3.6		(0.7)
Year ended December 31, 2006
Revenues	100.0%		100.0%	100.0%		100.0	%(8)
Operating profit(5)	12.4		12.9	8.8	(6)	3.0	(8)(9)
Net earnings	6.6		6.8	4.3	(7)	(0.4	)(10)
Year ended December 31, 2005
Revenues	100.0%		100.0%	100.0%		100.0%
Operating profit	14.3		12.6	5.4	(12)	10.3
Net earnings	7.9	(11)	7.2	2.0		6.0	(13)

(1)	Includes the effects of $51.3 million pre-tax litigation expense in the first quarter of 2007 related to the Perez matter.

(2)	Includes the effects of a $3.9 million pre-tax benefit recorded in the third quarter of 2007 as a result of the receipt of accelerated royalty payments from franchisees in consideration of the termination of their franchise agreements.

(3)	Includes the effects of a $38.7 million pre-tax restructuring expense recorded in the fourth quarter of 2007 related to the store consolidation plan and other restructuring items announced December 3, 2007.

(4)	Includes the effects of an $11.0 million pre-tax litigation expense recorded in the fourth quarter of 2007 related to the Shafer/Johnson matter.

(5)	Includes the effect of adopting SFAS 123R of approximately $7.8 million of pre-tax expense related to stock options and restricted stock units granted.

(6)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation and the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General.

(7)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 for the refinancing of our senior credit facilities.

(8)	Includes the effect of adopting SAB 108 of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(9)	Includes the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation reserve with respect to the Perez case.

(10)	Includes the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(11)	Includes the effects of a pre-tax legal reversion of $8.0 million associated with the settlement of a class action lawsuit in the state of California and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns.

(12)	Includes the effects of a $13.0 million pre-tax restructuring expense as part of our store consolidation plan and $7.7 million in pre-tax expenses related to the damage caused by Hurricanes Katrina and Rita.

(13)	Includes the effects of a $2.1 million pre-tax restructuring expense as part of our store consolidation plan, $1.1 million in pre-tax expenses related to the damage caused by Hurricanes Katrina, Rita and Wilma and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

Liquidity and Capital Resources

For the year ended December 31, 2007, we generated approximately $240.4 million in operating cash flow. In addition to funding operating expenses, we used approximately $102.0 million in cash for capital expenditures, approximately $20.1 million in acquisitions of existing rent-to-own stores, approximately $83.4 million in common stock repurchases and approximately $33.9 million for a net reduction in debt. We ended the year with approximately $97.4 million in cash and cash equivalents.

Cash provided by operating activities increased by $53.0 million to $240.4 million for 2007 from $187.4 million in 2006. This increase is attributable to an increase in noncash charges, primarily an increase in depreciation expense, and a decrease in rental merchandise purchases offset by the reversal of accrued liabilities related to year end operating expenses of Rent-Way which we recorded at the time of the acquisition in late 2006.

Cash used in investing activities decreased by $622.8 million to $117.6 million for 2007 from $740.4 million in 2006. This decrease is primarily attributable to the Rent-Way acquisition occurring during the 2006 period, offset by an increase in property assets purchased in 2007 as compared to 2006.

Cash used in financing activities increased by $705.5 million to $117.8 million for 2007 from $587.8 million provided in 2006. This increase in 2007 as compared to 2006 is primarily related to the purchase of treasury stock and a net reduction in our senior credit facilities.

Liquidity Requirements.  Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation expenses, including settlements or judgments, and implementation of our growth strategies, including investment in our financial services business. Our primary sources of liquidity have been cash provided by operations, borrowings and sales of debt and equity securities. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $287.6 million was available at February 22, 2008. At February 22, 2008, we had $66.6 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Litigation.  On February 4, 2008, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by us of certain wage and hour laws of California. Under the terms contemplated, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We would be entitled to any settlement fund monies not distributed under the terms of the prospective settlement. In connection with the prospective settlement, we are not admitting liability for our wage and hour practices in California. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form.

On February 6, 2008, the settlement with the plaintiffs to resolve Terry Walker, et al. v. Rent-A-Center, Inc., et al. received final approval from the court. The order finally approving the settlement is subject to a 30 day appeal period, which expires on March 7, 2008. Under the terms of the settlement, we anticipate our insurance carrier will pay an aggregate of $3.6 million in cash, which will be distributed to an agreed upon class of claimants who purchased our common stock from April 25, 2001 through October 8, 2001, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. In connection with the settlement, neither we nor any officer and director defendants are admitting liability for any securities laws violations. We expect our insurance carrier to fund the settlement and related costs.

On November 5, 2007, we paid an aggregate of $109.3 million, including plaintiffs’ attorneys’ fees and administration costs, pursuant to the court approved settlement of the Hilda Perez v. Rent-A-Center matter pending in New Jersey. Under the terms of the settlement, we are entitled to a refund in the amount of 50% of any undistributed monies in the settlement fund.

In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. We also agreed to a civil penalty in the amount of $750,000, which was paid in February 2007. We expect to fund the restitution account as soon as reasonably practicable following the finalization with the Attorney General and the settlement administrator of the implementation procedures for the restitution program. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.

We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund the Shafer/Johnson and California Attorney General matters without adversely affecting our liquidity in a material way. Additional settlements or judgments against us on our existing litigation could affect our liquidity. Please refer to Note K of our consolidated financial statements included herein.

Deferred Taxes.  The Job Creation and Worker Assistance Act of 2002 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 provided for accelerated tax depreciation deductions on qualifying property. Accordingly, our 2002 through 2004 cash flow benefited from the resulting lower cash tax obligations. The associated deferred tax liabilities reversed over a three year period beginning in 2005 as follows: approximately $67.0 million, or 79.0%, reversed in 2005, approximately $14.1 million, or 16.5%, reversed in 2006, and the remaining $4.2 million reversed in 2007.

On February 13, 2008, President Bush signed into law the Economic Stimulus Act of 2008 (the “Stimulus Act”). The Stimulus Act provides for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow will benefit in 2008 from having a lower current cash tax obligation which, in turn, will provide additional cash flow from operations until the deferred tax liabilities begin to reverse in 2009. We estimate that our 2008 operating cash flow may increase by approximately $60.0 million to $70.0 million.

Rental Merchandise Purchases.  We purchased $747.3 million, $759.2 million, and $655.6 million of rental merchandise during the years 2007, 2006 and 2005, respectively.

Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $102.0 million (which included amounts spent with respect to our new corporate headquarters location and the conversion of the acquired Rent-Way stores to the Rent-A-Center brand), $84.4 million, and $60.2 million on capital expenditures in the years 2007, 2006 and 2005, respectively, and expect to spend approximately $70.0 million in 2008, which includes amounts we intend to spend with respect to expanding our financial services business.

Acquisitions and New Store Openings.  During 2007, we spent approximately $20.1 million in cash acquiring stores and accounts in 19 separate transactions.

The table below summarizes the store growth activity for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005

Stores at beginning of period	3,406	2,760	2,875
New store openings	27	40	67
Acquired stores remaining open	14	646	44
Closed stores(1)
Merged with existing stores	363	25	170
Sold or closed with no surviving store	3	15	56

Stores at end of period	3,081	3,406	2,760

Acquired stores closed and accounts merged with existing stores	36	164	39
Total purchase price of acquisitions	$20.1 million	$657.4 million	$38.3 million

(1)	Substantially all of the merged, sold or closed stores in 2007 and 2005 relate to our store consolidation plans discussed in more detail in Note F, Restructuring, in the Notes to Consolidated Financial Statements on page 61.

The profitability of our stores tends to grow at a slower rate approximately five years from the time we open or acquire them. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to increase revenue in our existing stores. We intend to accomplish such revenue growth by offering new products and services, such as our financial services products, in our existing rent-to-own stores, and by acquiring customer accounts on favorable terms. There can be no assurance that we will be successful in adding financial services products to our existing rent-to-own stores, or that such operations will be as profitable as we expect, or at all. We also cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all.

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

The table below shows the scheduled maturity dates of our senior credit facilities outstanding at December 31, 2007.

Year Ending December 31,	(In thousands)

2008	$17,268
2009	22,268
2010	92,268
2011	531,873
2012	295,238

$958,915

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $132.4 million had been utilized as of February 22, 2008. As of February 22, 2008, $267.6 million was available under our revolving facility. The revolving credit facility expires in July 2011.

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 5.35% and 4.36% at December 31, 2007 and February 22, 2008, respectively. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.

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

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 3.5:1 for the period beginning December 31, 2007 through December 30, 2008, and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at December 31, 2007:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.50:1	3.08:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.70:1

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

We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $98.0 million, with total amounts outstanding ranging from $2.0 million up to $108.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.

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

The 2003 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $129.0 million was available for use as of December 31, 2007); and

•	engage in a merger or sell substantially all of our assets.

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

Store Leases.  We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2015. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $29.4 million was outstanding as of December 31, 2007. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2007:

	Payments Due by Period
Contractual Cash Obligations	Total		2008	2009-2010	2011-2012	Thereafter
	(In thousands)

Senior Credit Facilities (including current portion)	$959,335	(1)	$17,688	$114,536	$827,111	$—
7 1/2% Senior Subordinated Notes(2)	356,250		22,500	333,750	—	—
Operating Leases	507,321		178,183	245,347	80,909	2,882
Capital Leases	15,546		6,828	7,688	1,030	—

Total(3)	$1,838,452		$225,199	$701,321	$909,050	$2,882

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at December 31, 2007 was 5.35%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.

(3)	As of January 1, 2008, we have $7.6 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities.  Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of December 31, 2007, we had purchased a total of 18,460,950 shares of Rent-A-Center common stock for an aggregate of $444.3 million under this common stock repurchase program. We repurchased 225,000 shares for $3.4 million in the fourth quarter of 2007. A total of 3,832,150 shares were repurchased for $83.4 million in 2007. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 20 of this report.

Economic Conditions.  Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our targeted customers’ monthly disposable income could adversely impact our results of operations.

2007 Store Consolidation Plan and Other Restructuring Items.  The total amount of cash used in the store consolidation plan and other restructuring items through December 31, 2007 was approximately $2.4 million, which primarily related to the termination of the lease for our former corporate headquarters location. We expect to use approximately $23.7 million to $28.0 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect that the lease obligations will be substantially completed in twelve to eighteen months, with total completion no later than the second quarter of 2013. Please refer to Note F, Restructuring, in the Notes to Consolidated Financial Statements on page 61 of this report for more information on our 2007 store consolidation plan.

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

Effect of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009. As we do not hold any noncontrolling interests, we do not believe the impact of adopting SFAS 160 will have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us on a prospective basis for business combinations for which the acquisition date is on or subsequent to the reporting period beginning January 1, 2009. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions, if any.

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

Interest Rate Sensitivity

As of December 31, 2007, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $850.9 million in term loans, $108.0 million in revolving credit and approximately $420,000 outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes at December 31, 2007 was $296.3 million, estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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

Interest Rate Risk

We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2007, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2007, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $9.7 million additional pre-tax charge or credit to our statement of earnings.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note J to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. As discussed in Note A to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. Also, as discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited Rent-A-Center, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
February 28, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 45.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues
Store
Rentals and fees	$2,594,061	$2,174,239	$2,084,757
Merchandise sales	208,989	175,954	177,292
Installment sales	34,576	26,877	26,139
Other	25,482	15,607	7,903
Franchise
Merchandise sales	34,229	36,377	37,794
Royalty income and fees	8,784	4,854	5,222

	2,906,121	2,433,908	2,339,107
Operating expenses
Direct store expenses
Cost of rentals and fees	574,013	476,462	452,583
Cost of merchandise sold	156,503	131,428	129,624
Cost of installment sales	13,270	11,346	10,889
Salaries and other expenses	1,684,965	1,385,437	1,358,760
Franchise cost of merchandise sold	32,733	34,862	36,319

	2,461,484	2,039,535	1,988,175
General and administrative expenses	123,703	93,556	82,290
Amortization of intangibles	15,734	5,573	11,705
Litigation expense (reversion)	62,250	73,300	(8,000)
Restructuring charge	38,713	—	15,166

Total operating expenses	2,701,884	2,211,964	2,089,336

Operating profit	204,237	221,944	249,771
Finance charges from refinancing	—	4,803	—
Interest expense	94,778	58,559	46,195
Interest income	(6,827)	(5,556)	(5,492)

Earnings before income taxes	116,286	164,138	209,068
Income tax expense	40,018	61,046	73,330

NET EARNINGS	$76,268	$103,092	$135,738

Basic earnings per common share	$1.11	$1.48	$1.86

Diluted earnings per common share	$1.10	$1.46	$1.83

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and par value data)

ASSETS
Cash and cash equivalents	$97,375	$92,344
Receivables, net of allowance for doubtful accounts of $4,945 in 2007 and $4,026 in 2006	41,629	34,680
Prepaid expenses and other assets	56,384	54,068
Rental merchandise, net
On rent	735,672	816,762
Held for rent	202,298	239,471
Merchandise held for installment sale	2,334	2,354
Property assets, net	222,157	218,145
Deferred income taxes	—	1,535
Goodwill, net	1,255,163	1,253,715
Other intangible assets, net	13,931	27,882

	$2,626,943	$2,740,956

LIABILITIES
Accounts payable — trade	$100,419	$118,440
Accrued liabilities	310,420	386,279
Deferred income taxes	9,678	—
Senior debt	959,335	993,278
Subordinated notes payable	300,000	300,000

	1,679,852	1,797,997
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,540,127 and 104,191,862 shares issued in 2007 and 2006, respectively	1,045	1,042
Additional paid-in capital	674,032	662,440
Retained earnings	1,069,553	993,567
Treasury stock, 37,836,049 and 34,003,899 shares at cost in 2007 and 2006, respectively	(797,539)	(714,090)

	947,091	942,959

	$2,626,943	$2,740,956

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2007
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2005	102,298	$1,023	$618,486	$765,785	$(591,023)	$794,271
Net earnings	—	—	—	135,738	—	135,738
Purchase of treasury stock (5,901 shares)	—	—	(146)	—	(118,376)	(118,522)
Conversion of preferred stock to common	—	—	2	—	—	2
Exercise of stock options	690	7	9,512	—	—	9,519
Tax benefits related to exercise of stock options	—	—	2,469	—	—	2,469
Other	—	—	(15)	(30)	—	(45)

Balance at December 31, 2005, as previously reported	102,988	1,030	630,308	901,493	(709,399)	823,432
Cumulative effect of adopting new accounting principle	—	—	—	(11,026)	—	(11,026)

Balance at December 31, 2005, as adjusted	102,988	1,030	630,308	890,467	(709,399)	812,406
Net earnings	—	—	—	103,092	—	103,092
Purchase of treasury stock (203 shares)	—	—	(5)	—	(4,691)	(4,696)
Exercise of stock options	1,204	12	20,091	—	—	20,103
Tax benefits related to exercise of stock options	—	—	4,291	—	—	4,291
Stock-based compensation	—	—	7,792	—	—	7,792
Other	—	—	(37)	8	—	(29)

Balance at December 31, 2006	104,192	1,042	662,440	993,567	(714,090)	942,959
Net earnings	—	—	—	76,268	—	76,268
Purchase of treasury stock (3,832 shares)	—	—	(99)	—	(83,449)	(83,548)
Exercise of stock options	348	3	5,928	—	—	5,931
Tax benefits related to exercise of stock options	—	—	943	—	—	943
Stock-based compensation	—	—	5,050	—	—	5,050
Other	—	—	(230)	(282)	—	(512)

Balance at December 31, 2007	104,540	$1,045	$674,032	$1,069,553	$(797,539)	$947,091

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net earnings	$76,268	$103,092	$135,738
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	561,880	465,902	444,682
Bad debt expense	10,828	6,981	6,918
Stock-based compensation expense	5,050	7,792	—
Depreciation of property assets	71,279	55,651	53,382
Loss on sale or disposal of property assets	20,345	—	—
Amortization of intangibles	15,734	5,573	16,236
Amortization of financing fees	1,824	1,606	1,600
Deferred income taxes	11,213	(7,121)	(41,827)
Financing charges from refinancing	—	4,803	—
Restructuring charge	38,713	—	15,166
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(445,920)	(551,968)	(427,907)
Accounts receivable	(17,390)	(7,325)	(11,052)
Prepaid expenses and other assets	(6,194)	(12,853)	30,106
Tax benefit related to stock option exercises	(943)	(4,291)	—
Accounts payable — trade	(18,021)	30,293	(6,252)
Accrued liabilities	(84,286)	89,225	(28,893)

Net cash provided by operating activities	240,380	187,360	187,897

Cash flows from investing activities
Purchase of property assets	(101,961)	(84,409)	(60,230)
Proceeds from sale of property assets	4,500	1,375	2,513
Acquisitions of businesses, net of cash acquired	(20,112)	(657,378)	(38,321)

Net cash used in investing activities	(117,573)	(740,412)	(96,038)

Cash flows from financing activities
Purchase of treasury stock	(83,449)	(4,691)	(118,376)
Exercise of stock options	5,931	20,103	9,519
Tax benefit related to stock option exercises	943	4,291	—
Payments on capital leases	(7,258)	(1,162)	—
Proceeds from debt	785,555	1,378,243	257,285
Repayments of debt	(819,498)	(809,015)	(241,485)

Net cash provided by (used) in financing activities	(117,776)	587,769	(93,057)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,031	34,717	(1,198)
Cash and cash equivalents at beginning of year	92,344	57,627	58,825

Cash and cash equivalents at end of year	$97,375	$92,344	$57,627

Supplemental cash flow information
Cash paid during the year for:
Interest	$89,372	$50,871	$43,933
Income taxes	$19,759	$57,873	$97,190

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

These financial statements include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and all of its direct and indirect subsidiaries.

At December 31, 2007, we operated 3,081 company-owned stores nationwide and in Canada and Puerto Rico, including 24 stores under the name “Get It Now” and eight stores in Canada under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now offers merchandise on an installment sales basis.

As of December 31, 2007, we offered an array of financial services in 276 of our existing rent-to-own stores in 15 states under the name “Cash AdvantEdge.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At December 31, 2007, ColorTyme had 227 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

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

Revenue

Merchandise is rented to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized over the rental term and merchandise sales revenue is recognized when the customer exercises the purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue is accrued for uncollected amounts due based on historical collection experience. However, the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and we cannot enforce collection for non-payment of future rents.

Revenue with respect to retail installment sales at our Get It Now stores is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts.

The revenue from our financial services is recorded depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time the service is performed.

Receivables and Allowance for Doubtful Accounts

We sell merchandise through installment sales transactions at our Get It Now stores. The installment note generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis.

Our financial services business extends short term secured and unsecured loans. The loans are funded with our cash from operations. The amount and length of such loans may vary depending on applicable state law.

We have established an allowance for doubtful accounts for our installment notes and loan receivables associated with our financial services business. Our policy for determining the allowance is based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes and loan receivables within the previous year. We believe that our allowances are adequate to absorb any known or probable losses. Our policy is to charge off installment notes that are 90 days or more past due and loan receivables that are 60 days or more past due. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.

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

We incur repair and maintenance expenses on our vehicles and equipment. These amounts are recognized when incurred, unless such repairs significantly extend the life of the asset, in which case we amortize the cost of the repairs for the remaining life of the asset utilizing the straight-line method.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Amortization

Goodwill is the cost in excess of the fair value of net assets of acquired businesses. Goodwill is evaluated at least annually for impairment, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets that have finite useful lives are amortized over their estimated useful lives.

Under SFAS 142, we are required to test all existing goodwill for impairment. In December of each year, we use a two step process in which we first compare our market capitalization to the carrying value of our goodwill balance. Should the carrying value of our goodwill balance be in excess of our market capitalization, we then use the discounted cash flow approach to test goodwill for impairment. There were no impairment charges in 2007 and 2006 for goodwill based on this test. However, in 2005, we recorded a pre-tax impairment charge of approximately $4.5 million and $3.7 million as a result of our store consolidation plan and Hurricane Katrina, respectively.

Accounting for Impairment of Long-Lived Assets

We evaluate all long-lived assets, including intangible assets, excluding goodwill and rental merchandise, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Income Taxes

We record deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable. Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting in a different period in our tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits and net operating loss carryforwards (NOLs), as represented by deferred tax assets. When it is determined the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. We include NOLs in the calculation of deferred tax assets. NOLs are utilized to the extent allowable due to the provisions of the Internal Revenue Code of 1986, as amended, and relevant state statutes.

Sales Taxes

In accordance with Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), we apply the net basis for sales taxes imposed on our goods and services in our Consolidated Statements of Earnings. We are required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected and remitted directly to the appropriate jurisdictional entity.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $79.8 million, $67.3 million, and $67.1 million in 2007, 2006 and 2005, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

We maintain long-term incentive plans for the benefit of certain employees, consultants and directors, which are described more fully in Note L. We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), on a modified prospective basis beginning January 1, 2006 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date. SFAS 123R requires that the measurement and recognition of share-based payment awards to our employees and directors be made at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur.

Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the twelve months ended December 31, 2007 and 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $3.3 million and $4.9 million, respectively, related to stock options and restricted stock units granted.

The Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan (the “Prior Plan”) terminated on May 19, 2006, upon approval by our stockholders of the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). Prior to January 2006, we accounted for the Prior Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under the Prior Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, net earnings and earnings per common share for the twelve months ended December 31, 2005 would have decreased as illustrated by the following table (in thousands, except per share data):

Net earnings allocable to common stockholders
As reported	$135,738
Deduct: Total stock-based employee compensation under fair value based method for all awards, net of related tax benefit	9,152

Pro forma	$126,586

Basic earnings per common share
As reported	$1.86
Pro forma	$1.73
Diluted earnings per common share
As reported	$1.83
Pro forma	$1.71

Cumulative Effect of New Accounting Principle

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SAB 108 was effective for us for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 was reported in the opening amounts of the assets and liabilities as of January 1, 2006, with the offsetting balance to retained earnings. We recorded an increase in accounts receivable of $4.2 million, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million due to adopting the dual approach in recording deferred and accrued revenue. The error arose because we were unable to specifically identify the total amount of deferred and accrued revenue due to system limitations. Prior to 2006, we recorded an estimate of the net profit effect of our cash collection pattern. We previously used the rollover method and quantified misstatements based on the amount of the error in the current year income statement. We did not consider these misstatements material to any year. The deferred and accrued revenue amounts increased with the increase in number of stores.

In addition, we recorded as of January 1, 2006 a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adopting the dual approach in recording property taxes. The error arose in the calculation of the property tax accrual. We did not consider these misstatements material to any year. The time period over which the property tax adjustment arose was approximately three years.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe that self-insurance liabilities, litigation, tax reserves and stock-based compensation are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009. As we do not hold any noncontrolling interests, we do not believe the impact of adopting SFAS 160 will have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us on a prospective basis for business combinations for which the acquisition date is on or subsequent to the reporting period beginning January 1, 2009. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions, if any.

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

Note B —	Receivables and Allowance for Doubtful Accounts

Receivables consist of the following:

	At December 31,
	2007	2006
	(In thousands)

Installment sales receivable	$24,677	$19,449
Financial services loans receivable	12,285	5,490
Trade and notes receivables	9,612	13,767

Total	46,574	38,706
Less allowance for doubtful accounts	(4,945)	(4,026)

Net receivables	$41,629	$34,680

Changes in our allowance for doubtful accounts are as follows(1):

	At December 31,
	2007	2006(1)	2005(1)
	(In thousands)

Beginning balance	$4,026	$3,317	$2,606
Bad debt expense	10,828	6,981	6,918
Accounts written off	(20,496)	(9,321)	(8,194)
Recoveries	10,587	3,049	1,987

Ending balance	$4,945	$4,026	$3,317

(1)	In 2006 and 2005, the amounts disclosed for bad debt expense, accounts written off and recoveries were presented on a net basis. In 2007, these amounts were evaluated by management on a gross basis. The amounts for 2006 and 2005 have been revised to conform to the current year presentation. The revision has no effect on the ending balance for the allowance for doubtful accounts, earnings or cash flows for any year.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C —	Merchandise Inventory

Rental Merchandise

	At December 31,
	2007	2006
	(In thousands)

On rent
Cost	$1,296,230	$1,341,432
Less accumulated depreciation	(560,558)	(524,670)

Net book value, on rent	$735,672	$816,762

Held for rent
Cost	$276,321	$310,175
Less accumulated depreciation	(74,023)	(70,704)

Net book value, held for rent	$202,298	$239,471

Reconciliation of Merchandise Inventory

	December 31,
	2007	2006	2005
	(In thousands)

Beginning merchandise value	$1,058,587	$752,880	$760,422
Inventory additions through acquisitions	5,544	213,010	9,233
Purchases	747,251	759,222	655,553
Depreciation of rental merchandise	(561,880)	(465,902)	(444,682)
Cost of goods sold	(169,773)	(142,774)	(140,513)
Skips and stolens	(79,818)	(59,585)	(56,341)
Effects of adopting SAB 108(1)	—	6,368	—
Other inventory deletions(2)	(59,607)	(4,632)	(30,792)

Ending merchandise value	$940,304	$1,058,587	$752,880

(1)	Represents adjustment to accumulated depreciation due to adopting SAB 108 in recording deferred and accrued revenue.

(2)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —	Property Assets

	December 31,
	2007	2006
	(In thousands)

Furniture and equipment	$208,492	$193,226
Transportation equipment	43,025	54,881
Building and leasehold improvements	207,367	185,315
Land and land improvements	5,193	6,292
Construction in progress	4,019	23,448

	468,096	463,162
Less accumulated depreciation	(245,939)	(245,017)

	$222,157	$218,145

Note E —	Intangible Assets and Acquisitions

Intangibles consist of the following (in thousands):

		December 31,		December 31,
		2007		2006
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Non-compete agreements	3	$7,017	$5,845	$6,415	$5,609
Customer relationships	2	61,073	49,748	59,687	35,667
Other intangibles	3	3,264	1,830	3,264	208

Total		71,354	57,423	69,366	41,484
Intangible assets not subject to amortization
Goodwill		1,354,315	99,152	1,352,867	99,152

Total intangibles		$1,425,669	$156,575	$1,422,233	$140,636

Aggregate Amortization Expense
Year ended December 31, 2007	$15,734
Year ended December 31, 2006	$5,573
Year ended December 31, 2005(1)	$16,236

(1)	Goodwill impairment of approximately $4.5 million was included in restructuring charges relating to our store consolidation plan and $3.7 million relating to Hurricane Katrina was included in amortization expense.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)

2008	$13,296
2009	565
2010	36
2011	34

Total	$13,931

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Balance as of January 1,	$1,253,715	$925,960
Additions from acquisitions	13,310	331,286
Post purchase price allocation adjustments	(11,862)	(3,531)

Balance as of December 31,	$1,255,163	$1,253,715

The post purchase price allocation adjustments in 2007 were primarily attributable to the tax benefit associated with items recorded as goodwill that were deductible for tax purposes and inventory charge-offs for unrentable or missing merchandise acquired in the acquisition of Rent-Way, Inc. (“Rent-Way”). The post purchase price allocation adjustments in 2006 were primarily attributable to the tax benefit associated with net operating losses recorded as goodwill that were deductible for tax purposes.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The following table provides information concerning the acquisitions made during the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	(Dollar amounts in thousands)

Number of stores acquired remaining open	12	646	44
Number of stores acquired that were merged with existing stores	36	164	39
Number of transactions	19	37	38
Total purchase price	$20,112	$657,378	$38,321
Amounts allocated to:
Goodwill	$13,310	$331,286	$25,947
Non-compete agreements	10	369	33
Customer relationships	1,210	26,433	2,282
Other intangible assets	—	3,264	—
Property and other assets	38	57,175	826
Rental merchandise	5,544	213,010	9,233
Deferred income taxes	—	106,022	—
Liabilities assumed	—	(46,164)	—
Restructuring accruals	—	(34,017)	—

Rent-Way, Inc.  On November 15, 2006, we completed the acquisition of Rent-Way whereby Rent-Way became an indirect wholly owned subsidiary of Rent-A-Center. Rent-Way operated 782 stores in 34 states. The total purchase price of approximately $622.5 million included cash payments and borrowings under our senior credit facilities and direct transaction costs of approximately $7.4 million. We funded the acquisition with a $600.3 million increase in our senior credit facilities. The operating results of Rent-Way have been included in the consolidated financial statements since the acquisition date of November 15, 2006.

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

Balance at December 31, 2006	$34,017
Adjustment to accrual	(1,863)
Cash activity	(23,937)

Balance at December 31, 2007	$8,217

Acquisition purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Acquired customer relationships are amortized utilizing the straight-line method over a 24 month period, non-compete agreements are amortized using the straight-line method over the life of the agreements, other intangible assets are amortized using the straight-line method over the life of the asset and, in accordance with SFAS 142, goodwill associated with acquisitions is not amortized.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.

Note F —	Restructuring

2007 Store Consolidation Plan and Other Restructuring Items.  On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we identified 283 stores that we intend to close and merge. As of December 31, 2007, we closed or merged 276 stores and expect to close or merge the remaining stores in the first quarter of 2008.

We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through December 31, 2007.

		Expenses Recognized
	Closing Plan Estimate	Through 2007
	(In thousands)

Lease obligations	$26,061 - $29,223	$25,239
Fixed asset disposals	11,006 - 11,516	11,006
Other costs(1)	2,468 - 6,704	2,468

Total	$39,535 - $47,443	$38,713

(1)	Other costs primarily consist of inventory disposals and the removal of signs and various assets from vacated locations.

Our expected total cash outlay related to the store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through December 31, 2007 was approximately $2.4 million, which primarily related to the termination of the lease for our former corporate headquarters location. We expect to use approximately $23.7 million to $28.0 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect that the lease obligations will be substantially completed in twelve to eighteen months, with total completion no later than the second quarter of 2013.

2005 Store Consolidation Plan.  On September 6, 2005, we announced our plan to close up to 162 stores by December 31, 2005. The decision to close these stores was based on our analysis and evaluation of the markets in which we operated, including our operating results, competitive positioning and growth potential for the affected stores.

Expenses of approximately $14.4 million associated with the store consolidation plan were recorded as of December 31, 2006, which represents all expenses associated with the plan. The accrual balance related to the plan was approximately $325,000 and $1.3 million at December 31, 2007 and 2006, respectively. We expect to use approximately $325,000 cash on hand for future payments related to the satisfaction of lease obligations for the closed stores. We expect that the lease obligations will be concluded no later than the third quarter of 2010.

Note G —	Senior Credit Facilities

Our $1,322.5 million senior credit facility consists of a $197.5 million five-year term loan, with the loans thereunder being referred to by us as the “tranche A term loans,” a $725.0 million six-year term loan, with the loans thereunder being referred to by us as the “tranche B term loans,” and a $400.0 million five-year revolving credit facility. The tranche A term loans are payable in 19 consecutive quarterly installments equal to $2.5 million from December 31, 2006 through June 30, 2009, $5.0 million from September 30, 2009 through June 30, 2010 and $37.5 million from September 30, 2010 through June 30, 2011. The tranche B term loans are repayable in

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23 consecutive quarterly installments equal to approximately $1.8 million from December 31, 2006 through June 30, 2011 and approximately $172.6 million from September 30, 2011 through June 30, 2012. In connection with the closing of the refinancing, we recorded a charge in the fourth quarter of 2006 of approximately $2.6 million relating to capitalized costs incurred in connection with our existing senior credit facilities.

The senior credit facilities as of December 31, 2007 and 2006 are as follows:

		2007			2006
	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available
	(In thousands)

Senior Credit Facilities:
Tranche A Term Loans	2011	$197,500	$185,000	$—	$197,500	$195,000	$—
Tranche B Term Loans	2012	725,000	665,915	—	725,000	723,183	—
Revolving Facility(1)	2011	400,000	108,000	159,854	400,000	63,000	227,091

		1,322,500	958,915	159,854	1,322,500	981,183	227,091
Other Indebtedness:
Line of credit		20,000	420	19,580	15,000	12,095	2,905

Total Debt Facilities		$1,342,500	$959,335	$179,434	$1,337,500	$993,278	$229,996

(1)	At December 31, 2007 and 2006, the amounts available under the Revolving Facility were reduced by approximately $132.2 million and $109.9 million, respectively, for our outstanding letters of credit.

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 5.35% at December 31, 2007. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 3.5:1 for the period beginning December 31, 2007 through December 30, 2008, and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at December 31, 2007:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.50:1	3.08:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.70:1

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

We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $98.0 million, with total amounts outstanding ranging from $2.0 million up to $108.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.

The table below shows the scheduled maturity dates of our senior credit facilities outstanding at December 31, 2007.

Year Ending December 31,
(In thousands)

2008	$17,268
2009	22,268
2010	92,268
2011	531,873
2012	295,238

$958,915

Note H —	Subordinated Notes Payable

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

The 2003 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $129.0 million was available for use as of December 31, 2007); and

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	engage in a merger or sell substantially all of our assets.

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

Note I —	Accrued Liabilities

	December 31,
	2007	2006
	(In thousands)

Accrued insurance costs	$117,708	$107,807
Accrued litigation costs	21,915	77,035
Accrued compensation	38,975	46,553
Deferred revenue	33,915	35,516
Taxes other than income	28,418	32,547
Accrued store close plan related to Rent-Way	4,125	20,560
Accrued capital lease obligations	13,435	19,886
Accrued interest payable	10,760	11,131
Accrued restructuring costs	23,152	1,291
Accrued other	18,017	33,953

	$310,420	$386,279

Note J —	Income Taxes

The reconciliation of income tax expense at the federal statutory rate of 35% to actual tax expense is as follows:

	Year Ended December 31,
	2007	2006	2005

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit (expense)	(1.7)%	1.2%	(0.3	)%(1)
Effect of foreign operations, net of foreign tax credits	0.5%	(0.1)%	0.1%
Other, net	0.6%	1.0%	0.3%

Total	34.4%	37.1%	35.1%

(1)	Includes the effects of a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current expense
Federal	$6,179	$63,808	$108,667
State	14,437	1,024	5,073
Foreign	1,145	752	1,417

Total current	21,761	65,584	115,157

Deferred expense
Federal	35,808	(8,455)	(35,728)
State	(17,551)	3,917	(6,099)

Total deferred	18,257	(4,538)	(41,827)

Total	$40,018	$61,046	$73,330

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
	2007	2006
	(In thousands)

Deferred tax assets
Federal net operating loss carryforwards	$57,124	$71,822
State net operating loss carryforwards	26,353	12,443
Accrued liabilities	43,743	34,849
Property assets	24,211	19,751
Intangible assets	—	17,771
Other assets including credits	14,448	—
Foreign tax credit carryforwards	395	848

	166,274	157,484
Valuation allowance	(9,320)	(8,971)
Deferred tax liabilities
Rental merchandise	(166,008)	(146,978)
Intangible assets	(624)	—

	(166,632)	(146,978)

Net deferred taxes	$(9,678)	$1,535

At December 31, 2007, we had approximately $163.2 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income which expire between 2018 and 2025 and approximately $531.7 million of state NOL carryforwards that expire between 2008 and 2026. All of our federal NOLs and approximately $178.6 million of our state NOLs represent acquired NOLs and their carryforwards are subject to annual limitations for US tax purposes, including Section 382 of the Internal Revenue Code of 1986, as amended. A valuation allowance was provided on our acquired state NOLs which are expected to expire before they can be utilized.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to federal, state, local and foreign income taxes. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS audit for the taxable years 2001 through 2003 has been completed, but is not yet final. While the IRS has recommended changes to our 2001 to 2003 returns, we believe that our income tax filing positions and deductions will be sustained and we do not anticipate any adjustments would result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share. During 2007, the IRS commenced an examination of our income tax returns for 2004 and 2005 that is anticipated to be completed by the end of 2008.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we were not required to recognize an increase or a decrease in the liability for unrecognized tax benefits as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance at January 1, 2007	$7,064
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	784
Reductions for tax positions of prior years	(217)
Settlements	—

Balance at December 31, 2007	$7,631

Included in the balance of unrecognized tax benefits at December 31, 2007 is $5.1 million, net of federal benefit, which, if ultimately recognized, will reduce our annual effective tax rate. A portion of this amount relates to one position for which the total amount of unrecognized tax benefits may significantly increase or decrease within the next 12 months. This position involves the filing of separate versus combined income tax returns in certain jurisdictions and includes the potential disallowance of intercompany payments and our transfer pricing. Should this change occur, it will be as a result of an administrative resolution or settlement with the taxing authority. An estimate of the potential range of change cannot be made at this time.

In adopting FIN 48 on January 1, 2007, we changed our previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, our comparative financial statements for 2006 and 2005 continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. We accrued approximately $2.1 million as of December 31, 2007, for the payment of interest and penalties.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K —	Commitments and Contingencies

Leases

We lease our service center and store facilities and most delivery vehicles. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $230.4 million, $200.6 million, and $194.3 million for 2007, 2006, and 2005, respectively. Capital leases include certain transportation equipment assumed in the Rent-Way acquisition. Future minimum rental payments under operating/capital leases with remaining lease terms in excess of one year at December 31, 2007 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
	(In thousands)	(In thousands)

2008	$178,183	$6,828
2009	144,473	4,838
2010	100,874	2,850
2011	57,056	897
2012	23,853	133
Thereafter	2,882	—

	507,321	15,546
Less amount representing interest obligations under capital lease	—	(2,111)

	$507,321	$13,435

Our investment in equipment under capital leases was as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Transportation equipment	$32,386	$19,111
Satellite equipment	—	569
Computer equipment	—	391

Equipment under capital lease	32,386	20,071
Less accumulated amortization	(18,900)	(850)

Equipment under capital lease, net	$13,486	$19,221

Litigation

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We account for our litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that we accrue for losses that are both probable and reasonably estimable. We expense legal fees and expenses incurred in connection with the defense of all of our litigation at the time such amounts are invoiced or otherwise made known to us.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our accruals relating to probable losses for our outstanding litigation follow:

	Year Ended December 31,
	2007	2006
	(In millions)

Shafer/Johnson Matter	$11.0	$—
California Attorney General Settlement	9.6	10.4
Perez Matter(1)	—	58.0
Burdusis/French/Corso Settlement	—	5.0
Other Litigation	1.1	2.2
Legal Fees and Expenses	0.2	1.4

Total Accrual	$21.9	$77.0

(1)	We accrued an additional $51.3 million in the first quarter of 2007 and paid $109.3 million in the fourth quarter of 2007 related to the Perez matter.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 27, 2007, the plaintiff filed a reply to our notice, and on that same date plaintiffs’ counsel offered to produce Mr. Kelly for deposition. In the reply to our notice, the plaintiff moved the court for an additional 180 days in which to conduct discovery before filing a formal response to our notice, or in the alternative, the plaintiff asked to be permitted to file its response immediately and to conduct some limited discovery while awaiting a trial date. Plaintiff’s motion resulted in a notice from the court, which we received on May 7, 2007, that the case had been dismissed on June 2, 2006, due to the parties’ failure to appear at a court-ordered conference of which neither we, nor to our knowledge, plaintiff had notice. We also did not have notice of the dismissal order. On May 1, 2007, plaintiff filed a motion to vacate the dismissal order and to restore the case to the court’s calendar, which we opposed. On July 16, 2007, the court denied plaintiff’s motion to vacate the dismissal order and we served notice of entry of the court’s order on July 26, 2007. On August 20, 2007, plaintiff filed a notice of appeal from the July 16, 2007 order and, on August 21, 2007, plaintiff filed a motion to reargue and/or renew the motion to vacate based on new affidavit evidence not submitted with the original motion. We opposed the motion for reargument and/or renewal on grounds that it did not establish a valid basis to reverse the July 16, 2007 order. By order dated December 5, 2007, the court granted plaintiff’s motion to reargue, and upon reargument, confirmed its July 16, 2007 decision denying plaintiff’s motion to vacate the dismissal. At the same time, the court ruled that our pending motion to decertify the class and/or dismiss the case was deemed moot. Plaintiff’s counsel now has until May 20, 2008 to perfect an appeal from the July 16, 2007 order to the Appellate Division, First Department, by filing a brief and record. Plaintiff’s appeal, if perfected, will be based upon the record made in connection with plaintiff’s original motion to vacate.

We believe these claims are without merit and will continue to vigorously defend ourselves in this case. However, we cannot assure you that we will be found to have no liability in this matter.

Terry Walker, et al. v. Rent-A-Center, Inc., et al.  On February 6, 2008, the settlement with the plaintiffs to resolve this putative securities class action pending in federal court in Texarkana, Texas, received final approval from the court. The order finally approving the settlement is subject to a 30 day appeal period, which expires on March 7, 2008. Under the terms of the settlement, we anticipate our insurance carrier will pay an aggregate of $3.6 million in cash, which will be distributed to an agreed upon class of claimants who purchased our common stock from April 25, 2001 through October 8, 2001, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. In connection with the settlement, neither we nor any officer and director defendants are admitting liability for any securities laws violations.

California Attorney General Inquiry.  In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We are working with the Attorney General and the settlement administrator to finalize the implementation procedures for the restitution program and

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect to fund the restitution account as soon as reasonably practicable following the finalization of such procedures. We also agreed to a civil penalty in the amount of $750,000, which was paid in the first quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.

State Wage and Hour Class Actions

Eric Shafer, et al. v. Rent-A-Center, Inc.  On February 4, 2008, we announced that we had reached a prospective settlement with the plaintiffs to resolve the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by us of certain wage and hour laws of California. Under the terms contemplated, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We would be entitled to any settlement fund monies not distributed under the terms of the prospective settlement. In connection with the prospective settlement, we are not admitting liability for our wage and hour practices in California. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the prospective settlement are subject to the parties entering into a definitive settlement agreement and obtaining court approval. While we believe that the terms of this prospective settlement are fair, there can be no assurance that the settlement, if completed, will be approved by the court in its present form.

Guarantee

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $29.4 million was outstanding as of December 31, 2007. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

Note L —	Stock-Based Compensation

We maintain long-term incentive plans for the benefit of certain employees, consultants and directors. Our plans consist of the Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan (the “Prior Plan”), the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”), and the Rent-A-Center, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which are collectively known as the “Plans”.

The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2007 and 2006, there were 1,350,749 and 532,850 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.

We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. At December 31, 2006, there were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. At December 31, 2007, there were 389,805 shares allocated to equity awards outstanding in the Equity Incentive Plan. We did not make any grants under the Equity Incentive Plan during 2006.

Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Prior Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors were immediately exercisable. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2007 and 2006, there were 3,143,317 and 3,690,906 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by the stockholders of the 2006 Plan.

Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the year ended December 31, 2007 and 2006, we recorded stock-based compensation expense, net of related taxes, of approximately $3.3 million and $4.9 million, respectively, related to stock options granted and restricted stock units awarded.

Information with respect to stock option activity related to the Plans follows. The information for the Plans is combined because the characteristics of the awards are similar.

		Weighted	Weighted
		Average	Average	Aggregate
	Equity Awards	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Life	Value
				(In thousands)

Balance outstanding at January 1, 2005	5,231,538	$17.62
Granted	1,001,000	23.80
Exercised	(690,608)	13.78		$6,378
Forfeited	(522,953)	24.13

Balance outstanding at December 31, 2005	5,018,977	18.70
Granted	1,119,215	24.91
Exercised	(1,203,328)	16.67		$10,570
Forfeited	(711,108)	24.62

Balance outstanding at December 31, 2006	4,223,756	19.93
Granted	1,615,040	25.82
Exercised	(346,750)	16.41		$2,468
Forfeited	(608,175)	26.25

Balance outstanding at December 31, 2007	4,883,871	$21.49	6.56 years	$5,024

Exercisable at December 31, 2007	3,076,523	$19.06	5.20 years	$5,024

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of unvested options that we expect to result in compensation expense was approximately $7.9 million with a weighted average number of years to vesting of 2.85 years at December 31, 2007 as compared to $8.9 million and a weighted average number of years to vesting of 2.51 years at December 31, 2006. The total number of unvested options was 1,807,348 and 1,386,940, with no intrinsic value at December 31, 2007 and $6.4 million at December 31, 2006, respectively. There were 53,300 and 29,130 restricted stock units outstanding as of December 31, 2007 and 2006, respectively.

The weighted average fair value of unvested options at December 31, 2007 and 2006 was $4.34 and $6.39, respectively. The weighted average fair value of options forfeited during the year ended December 31, 2007 was $5.79.

The total number of options vested during the year ended December 31, 2007 was 772,719, with a weighted average fair value of $7.66. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005, was $5.9 million, $10.3 million and $16.3 million, respectively.

During the twelve months ended December 31, 2007, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (4.66% to 4.80%)	Weighted average 4.73%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (30.36% to 37.90%)	Weighted average 32.79%
Employee stock options granted	1,581,040
Weighted average grant date fair value	$5.17
Non-employee director options:
Risk free interest rate	4.66%
Expected dividend yield	—
Expected life	7.44 years
Expected volatility	47.32%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$16.79

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the twelve months ended December 31, 2006, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (4.36% to 4.41%)	Weighted average 4.39%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (24.14% to 52.55%)	Weighted average 33.12%
Employee stock options granted	985,485
Weighted average grant date fair value	$5.61
Executive option:
Risk free interest rate	4.73%
Expected dividend yield	—
Expected life	6.13 years
Expected volatility	49.98%
Executive stock options granted	70,000
Grant date fair value	$15.55
Non-employee director options:
Risk free interest rate	4.38%
Expected dividend yield	—
Expected life	6.00 years
Expected volatility	33.12%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$9.73

During the twelve months ended December 31, 2005, the weighted average fair values of the options granted under the Prior Plan were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (3.46% to 4.24%)	Weighted average 3.88%
Expected dividend yield	—
Expected life	4.00 years
Expected volatility (37.50% to 45.00%)	Weighted average 42.06%
Employee stock options granted	967,000
Weighted average grant date fair value	$9.14
Non-employee director options:
Risk free interest rate	3.46%
Expected dividend yield	—
Expected life	4.00 years
Expected volatility	45.00%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$10.45

For all options granted prior to April 1, 2004, the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 55.2%, risk-free interest rate of 2.9%, expected lives of four years, and no dividend yield. For options granted in 2004 after

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 1, 2004, the fair value was estimated at the date of grant using the binomial method pricing model with the following weighted average assumptions: expected volatility of 46.1%, a risk-free interest rate of 3.6%, no dividend yield and an expected life of four years.

The effect of adopting SFAS 123R on basic and diluted earnings per share for the year ended December 31, 2007 and 2006, was $0.05 and $0.07, respectively. Tax benefits from stock option exercises of $943,000 and $4.3 million, respectively, for the twelve months ended December 31, 2007 and 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows. For the twelve months ended December 31, 2005, the tax benefits from stock option exercises of $2.5 million were included as a cash inflow to cash provided by operating activities.

The option data above does not include the 554,102 stock options, with an approximate fair value of $6.1 million, assumed as part of the purchase price for the acquisition of Rent Rite in May 2004. At December 31, 2007, the weighted average remaining contractual life of the Rent-Rite options was 2.01 years. At December 31, 2007 and 2006, the weighted average exercise price was $30.62. All of the Rent Rite options were exercisable as of December 31, 2007.

Note M —	Deferred Compensation Plan

We have implemented the Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. The deferred compensation plan liability was approximately $208,000 as of December 31, 2007.

Note N —	Employee Benefit Plan

We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary matching contributions to the 401(k) plan. During 2007, 2006 and 2005, we made matching cash contributions of $5.3 million, $4.1 million, and $4.4 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2007, 2006 and 2005, 7.0%, 15.0%, and 11.0%, respectively, of the total plan assets consisted of our common stock.

Note O —	Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables, senior debt, and subordinated notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2007 and 2006, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. At December 31, 2007, the fair value of the subordinated notes was $296.3 million, which is $3.7 million below their carrying value of $300.0 million.

Note P —	Stock Repurchase Plan

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of December 31, 2007, we had purchased a total of 18,460,950 shares of Rent-A-Center common stock for an aggregate of $444.3 million under this common stock repurchase program. We repurchased 225,000 shares for $3.4 million in the fourth quarter of 2007. A total of 3,832,150 shares were repurchased for $83.4 million during the year ended December 31, 2007.

Note Q —	Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

		Weighted Average
	Net Earnings	Shares	Per Share
	(In thousands, except per share data)

Year ended December 31, 2007
Basic earnings per common share	$76,268	68,706	$1.11
Effect of dilutive stock options	—	769

Diluted earnings per common share	$76,268	69,475	$1.10

Year ended December 31, 2006
Basic earnings per common share	$103,092	69,676	$1.48
Effect of dilutive stock options	—	1,057

Diluted earnings per common share	$103,092	70,733	$1.46

Year ended December 31, 2005
Basic earnings per common share	$135,738	73,018	$1.86
Effect of dilutive stock options	—	1,090

Diluted earnings per common share	$135,738	74,108	$1.83

For 2007, 2006, and 2005, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 2,813,529, 1,616,822, and 1,916,413, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R —	Unaudited Quarterly Data

Summarized quarterly financial data for 2007, 2006 and 2005 is as follows:

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2007
Revenues	$755,299		$724,158	$709,701	(2)	$716,963
Gross profit	553,168		538,491	518,523		519,420
Operating profit	46,155	(1)	87,024	60,575		10,483	(3)(4)
Net earnings	15,103		41,251	25,275		(5,361)
Basic earnings per common share	$0.21		$0.59	$0.37		$(0.08)
Diluted earnings per common share	$0.21		$0.58	$0.37		$(0.08)
Year ended December 31, 2006
Revenues	$606,975		$583,623	$587,184		$656,126	(8)
Gross profit	436,099		430,509	432,365		480,837	(8)
Operating profit(5)	75,484		75,193	51,871	(6)	19,396	(9)
Net earnings	40,328		39,843	25,241	(7)	(2,320	)(10)
Basic earnings per common share	$0.58		$0.57	$0.36		$(0.03)
Diluted earnings per common share	$0.57		$0.56	$0.36		$(0.03)
Year ended December 31, 2005
Revenues	$601,809		$580,578	$573,507		$583,213
Gross profit	433,545		428,372	421,499		426,276
Operating profit	85,992		72,988	30,980	(12)	59,811
Net earnings	47,669	(11)	41,742	11,277		35,050	(13)
Basic earnings per common share	$0.64		$0.56	$0.15		$0.50
Diluted earnings per common share	$0.63		$0.55	$0.15		$0.50

(1)	Includes the effects of $51.3 million pre-tax litigation expense in the first quarter of 2007 related to the Perez matter.

(2)	Includes the effects of a $3.9 million pre-tax benefit recorded in the third quarter of 2007 as a result of the receipt of accelerated royalty payments from franchisees in consideration of the termination of their franchise agreements.

(3)	Includes the effects of a $38.7 million pre-tax restructuring expense recorded in the fourth quarter of 2007 related to the store consolidation plan and other restructuring items announced December 3, 2007.

(4)	Includes the effects of an $11.0 million pre-tax litigation expense recorded in the fourth quarter of 2007 related to the Shafer/Johnson matter.

(5)	Includes the effects of adopting SFAS 123R of approximately $7.8 million of pre-tax expense related to stock options and restricted stock units granted.

(6)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation and the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General.

(7)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 for the refinancing of our senior credit facilities.

(8)	Includes the effects of adopting SAB 108 of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(9)	Includes the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation expense with respect to the Perez case.

(10)	Includes the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(11)	Includes the effects of a pre-tax legal reversion of $8.0 million associated with the settlement of a class action lawsuit in the state of California and a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns.

(12)	Includes the effects of a $13.0 million pre-tax restructuring expense as part of our store consolidation plan and $7.7 million in pre-tax expenses related to the damage caused by Hurricanes Katrina and Rita.

(13)	Includes the effects of a $2.1 million pre-tax restructuring expense as part of our store consolidation plan, $1.1 million in pre-tax expenses related to the damage caused by Hurricanes Katrina, Rita and Wilma and a $3.3 million state tax reserve credit for a reserve adjustment due to a change in estimate related to potential loss exposures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2007, our disclosure controls and procedures were effective as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control over Financial Reporting

Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 46 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.(*)

Item 11.	Executive Compensation.(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.	Certain Relationships and Related Transactions.(*)

Item 14.	Principal Accountant Fees and Services.(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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
Robert D. Davis
Executive Vice President — Finance,
Treasurer and Chief Financial Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Speese Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Mitchell E. Fadel Mitchell E. Fadel	President, Chief Operating Officer and Director	February 28, 2008

/s/ Robert D. Davis Robert D. Davis	Executive Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Michael J. Gade Michael J. Gade	Director	February 28, 2008

/s/ Jeffery M. Jackson Jeffery M. Jackson	Director	February 28, 2008

/s/ J. V. Lentell J. V. Lentell	Director	February 28, 2008

/s/ Leonard H. Roberts Leonard H. Roberts	Director	February 28, 2008

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2		Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3		Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)
4.1		Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)
4.2		Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
4.3		First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
4.4		Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
4.5		Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.6		Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
4.7		Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)
4.8		Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
4.9		Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
4.10		Eighth Supplemental Indenture, dated as of November 15, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

Exhibit No.		Description

10.2		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.3		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.4		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.5		First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.6		Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.7		First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
10.8		Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.9		Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10.10		Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

Exhibit No.		Description

10	.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.19†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.20†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007)
10	.22†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.23†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.24†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.25†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.26†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.27†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.28†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
10.29		Second Amended and Restated Credit Agreement, dated as of July 13, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)
10.30		Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)
21	.1*	Subsidiaries of Rent-A-Center, Inc.
23	.1*	Consent of Grant Thornton LLP

Exhibit No.		Description

31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.