Form 10-Q
period 2008-03-31
RENT A CENTER INC DE
filed 2008-05-02
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2008:

Class	Outstanding

Common stock, $.01 par value per share	66,718,581

The accompanying notes are an integral part of these statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended March 31,
	2008	2007
	Unaudited
Revenues
Store
Rentals and fees	$640,686	$660,113
Merchandise sales	85,339	68,337
Installment sales	9,885	8,410
Other	9,619	7,176
Franchise
Merchandise sales	9,767	9,925
Royalty income and fees	1,340	1,338

	756,636	755,299

Operating expenses

Direct store expenses
Cost of rentals and fees	146,162	143,069
Cost of merchandise sold	63,325	46,030
Cost of installment sales	4,020	3,545
Salaries and other expenses	417,414	420,727
Franchise cost of merchandise sold	9,396	9,487

	640,317	622,858

General and administrative expenses	30,949	30,998
Amortization of intangibles	4,930	4,038
Litigation expense	—	51,250
Restructuring charge	2,900	—

Total operating expenses	679,096	709,144

Operating profit	77,540	46,155

Interest expense	20,927	24,096
Interest income	(1,864)	(1,761)

Earnings before income taxes	58,477	23,820

Income tax expense	22,119	8,717

NET EARNINGS	$36,358	$15,103

Basic earnings per common share	$0.55	$0.21

Diluted earnings per common share	$0.54	$0.21

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	March 31,	December 31,
	2008	2007
	Unaudited
ASSETS
Cash and cash equivalents	$78,628	$97,375
Accounts receivable, net of allowance for doubtful accounts of $5,140 in 2008 and $4,945 in 2007	40,316	41,629
Prepaid expenses and other assets	50,455	56,384
Rental merchandise, net
On rent	725,204	735,672
Held for rent	191,121	202,298
Merchandise held for installment sale	2,623	2,334
Property assets, net	216,415	222,157
Goodwill, net	1,254,916	1,255,163
Intangible assets, net	10,319	13,931

	$2,569,997	$2,626,943

LIABILITIES
Accounts payable — trade	$107,064	$100,419
Accrued liabilities	321,483	310,420
Deferred income taxes	31,557	9,678
Senior debt	825,238	959,335
Subordinated notes payable	300,000	300,000

	1,585,342	1,679,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,548,451 and 104,540,127 shares issued in 2008 and 2007, respectively	1,045	1,045
Additional paid-in capital	675,153	674,032
Retained earnings	1,105,996	1,069,553
Treasury stock, 37,836,049 shares at cost in 2008 and 2007	(797,539)	(797,539)

	984,655	947,091

	$2,569,997	$2,626,943

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$36,358	$15,103
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	143,190	139,861
Bad debt expense	382	539
Stock-based compensation expense	1,036	1,399
Depreciation of property assets	18,188	16,927
Loss on sale or disposal of property assets	2,187	3,467
Amortization of intangibles	3,559	4,038
Amortization of financing fees	455	456
Deferred income taxes	21,879	(11,553)
Tax benefit related to stock option exercises	(17)	(483)
Restructuring charge	2,900	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(121,387)	(157,745)
Accounts receivable	930	(3,198)
Prepaid expenses and other assets	5,658	(1,524)
Accounts payable — trade	6,644	10,228
Accrued liabilities	6,345	68,529

Net cash provided by operating activities	128,307	86,044

Cash flows from investing activities
Purchase of property assets	(15,128)	(27,448)
Proceeds from sale of property assets	1,832	733
Acquisitions of businesses, net of cash acquired	(1,365)	(410)

Net cash used in investing activities	(14,661)	(27,125)
Cash flows from financing activities
Exercise of stock options	93	3,118
Tax benefit related to stock option exercises	17	483
Payments on capital leases	1,594	2,369
Proceeds from debt	88,480	171,275
Repayments of debt	(222,577)	(248,362)

Net cash used in financing activities	(132,393)	(71,117)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,747)	(12,198)
Cash and cash equivalents at beginning of period	97,375	92,344

Cash and cash equivalents at end of period	$78,628	$80,146

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At March 31, 2008, we operated 3,066 company-owned stores nationwide and in Canada and Puerto Rico, including 24 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores in Canada under the name “Rent-A-Centre.”

We also offer an array of financial services in certain of our existing rent-to-own stores under the names “Cash AdvantEdge” and “RAC Financial Services.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of March 31, 2008, we offered financial services in 280 of our existing rent-to-own stores in 15 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2008, ColorTyme had 227 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

2.	Stock Based Compensation. On January 30, 2008, the Compensation Committee of the Board of Directors of Rent-A-Center approved the issuance of 235,120 long-term incentive awards to certain key employees under the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan and the Rent-A-Center, Inc. 2006 Equity Incentive Plan, of which 165,850 were stock options and 69,270 were restricted stock units. The awards were issued as equity awards which were separated into three distinct tranches, (i) 50% of which were issued in options to purchase Rent-A-Center’s common stock vesting ratably over a four year period, (ii) 25% of which were issued in restricted stock units which will vest upon the employee’s completion of three years of continuous employment with us from January 30, 2008, (iii) 25% of which were issued in restricted stock units subject to performance-based vesting based upon our achievement of a specified three year earnings before interest, taxes, depreciation and amortization (EBITDA).

3.	Income Taxes. We are subject to federal, state, local and foreign income taxes. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The appeals process related to the IRS audit for the taxable years 2001 through 2003 has been completed and is expected to be final in the next 90 days. Our income tax filing positions and deductions have been sustained in all material respects and adjustments, if any, will not result in a material change to our consolidated statement of earnings, financial condition,

RENT-A-CENTER, INC. AND SUBSIDIARIES
statement of cash flows or earnings per share. During 2007, the IRS commenced an examination of our income tax returns for 2004 and 2005 that is anticipated to be completed by the end of 2008.

4.	Deferred Compensation Plan. We have implemented the Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets, and accrued liabilities, respectively, in our consolidated balance sheet for the period ended March 31, 2008. The deferred compensation plan liability was approximately $344,000 as of March 31, 2008.

5.	Reconciliation of Merchandise Inventory.

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(In thousands)
Beginning merchandise value	$940,304	$1,058,587
Inventory additions through acquisitions	481	126
Purchases	215,451	232,401
Depreciation of rental merchandise	(143,190)	(139,861)
Cost of goods sold	(67,345)	(49,575)
Skips and stolens	(19,194)	(18,106)
Other inventory deletions(1)	(7,559)	(11,272)

Ending merchandise value	$918,948	$1,072,300

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs. 2008 other inventory deletions also include write-offs associated with the 2007 store consolidation plan.
6.	Intangible Assets and Acquisitions.

Intangibles consist of the following (in thousands):

	Avg.	March 31, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Non-compete agreements	3	$6,868	$5,876	$7,017	$5,845
Customer relationships	2	61,157	52,926	61,073	49,748
Other intangibles	3	3,264	2,168	3,264	1,830

Total		71,289	60,970	71,354	57,423
Intangible assets not subject to amortization
Goodwill		1,354,068	99,152	1,354,315	99,152

Total intangibles		$1,425,357	$160,122	$1,425,669	$156,575

RENT-A-CENTER, INC. AND SUBSIDIARIES
The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2008	$9,633
2009	612
2010	40
2011	34

Total	$10,319

Changes in the net carrying amount of goodwill are as follows:

	At March 31,	At December 31,
	2008	2007
	(In thousands)
Balance as of January 1,	$1,255,163	$1,253,715
Additions from acquisitions	788	13,310
Goodwill allocated to stores sold	(1,371)	—
Post purchase price allocation adjustments	336	(11,862)

Balance as of the end of the period	$1,254,916	$1,255,163

The post purchase price allocation adjustments in 2008 were attributable to inventory charge-offs for unrentable or missing merchandise and additional liabilities assumed associated with acquisitions. The post purchase price allocation adjustments in 2007 were primarily attributable to the tax benefit associated with items recorded as goodwill that were deductible for tax purposes and inventory charge-offs for unrentable or missing merchandise acquired in the acquisition of Rent-Way, Inc. (“Rent-Way”).
Acquisitions
On November 15, 2006, we completed the acquisition of Rent-Way and its subsidiaries, whereby Rent-Way became an indirect wholly owned subsidiary of Rent-A-Center. At the time of the acquisition, Rent-Way operated 782 stores in 34 states. The total purchase price of approximately $622.5 million included cash payments and borrowings under our senior credit facilities and direct transaction costs of approximately $7.4 million. We funded the acquisition with a $600.3 million increase in our senior credit facilities. The operating results of Rent-Way have been included in the consolidated financial statements since the acquisition date of November 15, 2006.
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

Balance at December 31, 2007	$8,217
Adjustment to accrual	—
Cash activity	(1,226)

Balance at March 31, 2008	$6,991

7.	Restructuring. On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we identified 283 stores that we intend to close and merge. As of March 31, 2008, we closed or merged 280 stores and expect to close or merge two stores in the second quarter of 2008, with one store remaining open.

RENT-A-CENTER, INC. AND SUBSIDIARIES
We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. We recorded restructuring expenses in the amounts of $2.9 million and $38.7 million in the first quarter of 2008 and fourth quarter of 2007, respectively. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through March 31, 2008.

			Estimated Remaining
	Closing Plan Estimate	Expenses Recognized	Charges as of March
	As of December 31, 2007	Through 2008	31, 2008
	(In thousands)
Lease obligations	$26,061-$29,223	$24,506	$1,555-$4,717
Fixed asset disposals	11,006 - 11,516	11,429	0 - 87
Other costs	2,468 - 6,704	5,678	0 - 1,026

Total	$39,535-$47,443	$41,613	$1,555-$5,830

Our expected total cash outlay related to the store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through March 31, 2008 was approximately $7.3 million, which primarily related to lease terminations. We expect to use approximately $18.8 million to $23.1 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013.
The following table shows the changes in the accrual balance from December 31, 2007 to March 31, 2008, relating to our restructuring (in thousands):

Balance at December 31, 2007	$22,827
Adjustment to accrual	—
Cash activity	(7,260)

Balance at March 31, 2008	$15,567

8.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:
(In thousands, except per share data)

	Three months ended March 31, 2008
	Net earnings	Shares	Per share
Basic earnings per common share	$36,358	66,710	$0.55
Effect of dilutive stock-based awards		465

Diluted earnings per common share	$36,358	67,175	$0.54

	Three months ended March 31, 2007
	Net earnings	Shares	Per share
Basic earnings per common share	$15,103	70,286	$0.21
Effect of dilutive stock-based awards		1,052

Diluted earnings per common share	$15,103	71,338	$0.21

For the three months ended March 31, 2008 and 2007, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 3,987,410 and 1,811,631, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;

•	our ability to successfully add financial services locations within our existing rent-to-own stores;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to control costs;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	interest rates;

•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation;

•	the court hearing the Shafer/Johnson case could refuse to approve the settlement or could require changes to the settlement that are unacceptable to us or the plaintiffs;

•	one or more parties filing an objection to the settlement of the Shafer/Johnson case;

•	a specified percentage of Shafer/Johnson class members timely and validly opting out of the settlement; and

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	the other risks detailed from time to time in our SEC reports.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 36% market share based on store count. At March 31, 2008, we operated 3,066 company-owned stores nationwide and in Canada and Puerto Rico, including 24 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2008, ColorTyme had 227 franchised rent-to-own stores in 33 states.
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
Our expenses primarily relate to merchandise costs and the operations of our stores, including salaries and benefits for our employees; occupancy expense for our leased real estate; advertising expenses; lost, damaged, or stolen merchandise; fixed asset depreciation; and corporate and other expenses.
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
We also offer financial services products such as short term secured and unsecured loans, debit cards, check cashing and money transfer services in some of our existing rent-to-own stores under the trade names “Cash AdvantEdge” and “RAC Financial Services.” As of March 31, 2008, we offered some or all of these financial services products in 280 Rent-A-Center store locations in 15 states. We expect to offer such financial services products in approximately 425 Rent-A-Center store locations by the end of 2008. There can be no assurance that we will be successful in our efforts to expand our financial services operations or that such operations, should they be added, will prove to be profitable.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
Store Growth. As of April 30, 2008, we have acquired accounts from seven locations, sold five stores and merged five stores with existing locations during the second quarter of 2008. Additionally, as of April 30, 2008, we have added financial services to 25 additional existing rent-to-own locations and closed one location during the second quarter of 2008.
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
As of March 31, 2008, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $113.5 million, as compared to $109.5 million at December 31, 2007 and $101.4 million at March 31, 2007. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we account for loss contingencies pursuant to the provisions of SFAS No. 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — An Interpretation of FASB Statement No. 5 (“FIN 14”), which require that we accrue for losses that are both probable and reasonably estimable.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our accruals relating to probable losses for our outstanding litigation follow:

	At March 31,	At March 31,
	2008	2007
	(In millions)
Shafer/Johnson Matter	$11.0	$—
California Attorney General Settlement	9.6	9.6
Perez Matter	—	109.3
Other Litigation	1.1	2.6
Legal Fees and Expenses	—	1.9

Total Accrual	$21.7	$123.4

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
Income Taxes. Our annual tax rate is affected by many factors including the mix of our earnings, legislation and acquisitions and is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to differing interpretations between the taxpayer and the taxing authorities. Significant judgment is required in determining our tax expense, evaluating our tax positions and evaluating uncertainties under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. We review our tax positions quarterly and adjust the balance as new information becomes available. Since our adoption of FIN 48, there have been no material changes to our positions for unrecognized tax benefits.

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Stock-Based Compensation Expense. We account for stock-based compensation expense under Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”) and recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the quarter ended March 31, 2008 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 33.90% to 41.70%, a risk-free interest rate of 2.88% to 3.17%, no dividend yield, and an expected life of 4.44 years. For non-employee director options, the stock options granted during the quarter ended March 31, 2008 were valued using the binomial method pricing model with the following assumptions: expected volatility of 41.30%, a risk-free interest rate of 3.54%, no dividend yield, and an expected life of 6.90 years. During the quarter ended March 31, 2008, we recognized $1.0 million in pre-tax compensation expense related to stock options and restricted stock units granted.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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
Revenue with respect to retail installment sales is recognized at the time of such retail sale, as is the cost of the merchandise sold, net of a provision for uncollectible accounts.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Results of Operations
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
Store Revenue. Total store revenue increased by $1.5 million, or 0.2%, to $745.5 million for the three months ended March 31, 2008 as compared to $744.0 million for the three months ended March 31, 2007. The increase in total store revenue was primarily attributable to an increase in same store sales of 2.8%, offset by a reduction in revenue as a result of approximately 315 fewer stores in the 2008 period primarily due to the 2007 store consolidation plan.
Same store revenues represent those revenues earned in 2,336 stores that were operated by us for each of the entire three month periods ended March 31, 2008 and 2007. Same store revenues increased by $14.5 million, or 2.8%, to $539.2 million for the three months ended March 31, 2008 as compared to $524.7 million in 2007. This increase in same store revenues was primarily attributable to a higher level of merchandise sales during the quarter ended March 31, 2008 as compared to 2007.
Franchise Revenue. Total franchise revenue decreased by $156,000, or 1.4%, to $11.1 million for the three months ended March 31, 2008 as compared to $11.3 million in 2007. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first quarter of 2008 as compared to the first quarter of 2007 due to fewer franchise stores in the first quarter of 2008.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended March 31, 2008 increased by $3.1 million, or 2.2%, to $146.2 million as compared to $143.1 million for the three months ended March 31, 2007. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 22.8% for the three months ended March 31, 2008 as compared to 21.7% for the three months ended March 31, 2007. This increase was due to an increase in promotional activity in the three months ended March 31, 2008 as compared to 2007.
Cost of Merchandise Sold. Cost of merchandise sold increased by $17.3 million, or 37.6%, to $63.3 million for the three months ended March 31, 2008 from $46.0 million for the three months ended March 31, 2007. This increase was primarily the result of an increase in the number of items sold, as well as approximately $5.2 million of cost of sales for prepaid telephone service offered in our stores during 2008 as compared to 2007. The gross margin percent of merchandise sales decreased to 25.8% for the three months ended March 31, 2008 from 32.6% for the three months ended March 31, 2007. This percentage decrease was primarily attributable to a decrease in the average purchase price on merchandise sales for the three months ended March 31, 2008 as compared to 2007, as a result of increased promotional activity during the 2008 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $3.3 million, or 0.8%, to $417.4 million for the three months ended March 31, 2008 as compared to $420.7 million in 2007. The decrease was primarily the result of a decrease in expenses associated with the decrease in our store base due to our 2007 store consolidation plan and other restructuring items. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.6% for the three months ended March 31, 2008 as compared to 2.4% in 2007. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 56.0% for the three months ended March 31, 2008 from 56.5% in 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold slightly decreased by $91,000, or 1.0%, to $9.4 million for the three months ended March 31, 2008 as compared to $9.5 million in 2007. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first quarter of 2008 as compared to 2007 due to fewer franchise stores in the first quarter of 2008.
General and Administrative Expenses. General and administrative expenses decreased by $49,000, or 0.2%, to $30.9 million for the three months ended March 31, 2008 as compared to $31.0 million in 2007. General and administrative expenses expressed as a percentage of total revenue remained constant at 4.1% for the three months ended March 31, 2008 and 2007.
Amortization of Intangibles. Amortization of intangibles increased by $892,000 or 22.1%, to $4.9 million for the three months ended March 31, 2008 from $4.0 million for the three months ended March 31, 2007. This increase was primarily attributable to the goodwill write-down for stores sold in the three months ended March 31, 2008.
Operating Profit. Operating profit increased by $31.4 million, or 68.0%, to $77.5 million for the three months ended March 31, 2008 as compared to $46.2 million in 2007. Operating profit as a percentage of total revenue increased to 10.2% for the three months ended March 31, 2008 from 6.1% for the three months ended March 31, 2007. This increase was primarily attributable to the litigation charge of $51.2 million recorded in the 2007 period, offset by a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Interest expense. Interest expense decreased by $3.2 million, or 13.2%, to $20.9 million for the three months ended March 31, 2008 as compared to $24.1 million in 2007. This decrease was primarily attributable to a decrease in borrowings under our senior credit facilities in 2008 as compared to 2007, as well as a decrease in our weighted average interest rate to 7.10% during the first quarter of 2008 as compared to 7.76% during the first quarter of 2007 due to a decrease in the Eurodollar and prime interest rates in 2008 as compared to 2007.
Net Earnings. Net earnings increased by $21.3 million, or 140.7%, to $36.4 million for the three months ended March 31, 2008 as compared to $15.1 million in 2007. This increase was primarily attributable to the after tax litigation charge in 2007 and a decrease in interest expense in 2008 as compared to 2007, offset by a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities increased by $42.3 million to $128.3 million for the three months ended March 31, 2008 from $86.0 million in 2007. This increase is attributable to an increase in net earnings as well as changes in working capital.
Cash used in investing activities decreased by $12.5 million to $14.6 million for the three months ended March 31, 2008 from $27.1 million in 2007. This decrease is primarily attributable to the completion of construction of our new corporate headquarters building in 2007.
Cash used in financing activities increased by $61.3 million to $132.4 million for the three months ended March 31, 2008 from $71.1 million used in 2007. This increase in 2008 as compared to 2007 is primarily related to the payments on our revolving credit facility.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation expenses, including settlements or judgments, and implementation of our growth strategies, including investment in our financial services business. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit

RENT-A-CENTER, INC. AND SUBSIDIARIES
facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $290.6 million was available at April 30, 2008. At April 30, 2008, we had $42.6 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Litigation. As previously announced on February 4, 2008, we have reached a settlement with the plaintiffs to resolve the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. Under the terms of the settlement, which has now been documented, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiff’s attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We are entitled to any settlement fund monies not distributed under the terms of the settlement. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the settlement are subject to the parties obtaining court approval. A preliminary approval hearing is scheduled for May 19, 2008. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will be approved by the court in its present form.
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
Rental Merchandise Purchases. We purchased $215.5 million and $232.4 million of rental merchandise during the three month periods ended March 31, 2008 and 2007, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $15.1 million and $27.4 million on capital expenditures during the three month periods ended March 31, 2008 and 2007, respectively, and expect to spend approximately $54.9 million for the remainder of 2008, which includes amounts we intend to spend with respect to expanding our financial services business.
Acquisitions and New Store Openings. During the first three months of 2008, we acquired accounts from six locations, opened two new stores, consolidated 10 stores into existing locations and sold seven stores. The acquired stores and accounts were the result of five separate transactions with an aggregate purchase price of approximately $1.4 million. Additionally,

RENT-A-CENTER, INC. AND SUBSIDIARIES
during the first quarter of 2008, we added financial services to seven existing rent-to-own store locations, closed one store and consolidated two stores with financial services into an existing location, ending the first quarter of 2008 with a total of 280 stores providing these services.
As of April 30, 2008, we have acquired accounts from seven locations, sold five stores and merged five stores with existing locations during the second quarter of 2008. Additionally, as of April 30, 2008, we have added financial services to 25 additional existing rent-to-own locations and closed one location during the second quarter of 2008.
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
The table below shows the scheduled maturity dates of our senior term loans outstanding at March 31, 2008.

Year Ending December 31,	(In thousands)
2008	$12,951
2009	22,268
2010	92,268
2011	423,872
2012	255,238

$806,597

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $129.3 million had been utilized as of April 30, 2008. As of April 30, 2008, $270.7 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 3.23% and 5.35% at March 31, 2008 and December 31, 2007, respectively. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.
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
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 3.5:1 for the period beginning December 31, 2007 through December 30, 2008 and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at March 31, 2008:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.50:1	2.84:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.70:1
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
The 2003 indenture contains covenants that limit our ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which approximately $123.7 million was available for use as of March 31, 2008); and

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	engage in a merger or sell substantially all of our assets.
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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $28.3 million was outstanding as of March 31, 2008. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2008:

	Payments Due by Period
Contractual Cash Obligations	Total		2008	2009-2010	2011-2012	Thereafter
	(In thousands)
Senior Credit Facilities (including current portion)	$825,238	(1)	$31,592	$114,536	$679,110	$—
7 1/2% Senior Subordinated Notes(2)	356,250		22,500	333,750	—	—
Operating Leases	506,411		135,529	262,939	101,274	6,669
Capital Leases	13,335		4,632	7,504	1,199	—

Total(3)	$1,701,234		$194,253	$718,729	$781,583	$6,669

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2008 was 3.23%.

(2)	Includes interest payments of $11.25 million on each of May 1 and November 1 of each year.

(3)	As of March 31, 2008, we have $7.8 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of March 31, 2008, we had purchased a total of 18,460,950 shares of Rent-A-Center common stock for an aggregate of $444.3 million under this common stock repurchase program.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our targeted customers’ monthly disposable income could adversely impact our results of operations.
Restructuring. Our expected total cash outlay related to the 2007 store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through March 31, 2008 was approximately $7.3 million, which primarily related to lease terminations. We expect to use approximately $18.8 million to $23.1 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013. Please refer to Note 7, Restructuring, in the Notes to Consolidated Financial Statements on page 6 of this report for more information on our 2007 store consolidation plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2008, we had $300.0 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $806.6 million in term loans and $18.6 million outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes at March 31, 2008 was $289.5 million, estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2008, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at March 31, 2008, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $8.4 million additional pre-tax charge or credit to our statement of earnings.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in internal controls. For the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2008, we had accrued $21.7 million relating to probable losses for our outstanding litigation as follows (in millions):

Shafer/Johnson Matter	$11.0
California Attorney General Settlement	9.6
Other Litigation	1.1

Total Accrual	$21.7

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
Terry Walker, et al. v. Rent-A-Center, Inc., et al. The order approving the settlement with the plaintiffs to resolve this matter became final and non-appealable on March 7, 2008. Under the terms of the settlement, our insurance carrier paid an aggregate of $3.6 million in cash, to be distributed to an agreed upon class of claimants who purchased our common stock from April 25, 2001 through October 8, 2001, as well as used to pay costs of notice and settlement administration, and plaintiffs’ attorneys’ fees and expenses. In connection with the settlement, neither we nor any officer and director defendants are admitting liability for any securities laws violations.
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
State Wage and Hour Class Actions
Eric Shafer, et al. v. Rent-A-Center, Inc. As previously announced on February 4, 2008, we have reached a settlement with the plaintiffs to resolve the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. These matters allege violations by us of certain wage and hour laws of California. Under the terms of the settlement, which has now been documented, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiffs’ attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We are entitled to any settlement fund monies not distributed under the terms of the settlement. In connection with the settlement, we are not admitting liability for our wage and hour practices in California. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the settlement are subject to the parties obtaining court approval. A

RENT-A-CENTER, INC. AND SUBSIDIARIES
preliminary approval hearing is scheduled for May 19, 2008. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will be approved by the court in its present form. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund this settlement without adversely affecting our liquidity in a material way.
Item 1A. Risk Factors.
You should carefully consider the risks described below before making an investment decision. We believe these are all the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included in this report, including our financial statements and related notes.
We may not be able to successfully increase revenue in our rent-to-own stores, which could cause our future earnings to grow more slowly or even decrease.
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the three months ended March 31, 2008, our same store sales increased by 2.8% compared to the three months ended March 31, 2007. Our same store sales increased by 2.1% and 1.9% for all of 2007 and 2006, respectively, and decreased by 2.3% for all of 2005. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.
Our business depends on a limited number of key personnel. The loss of any one of these individuals could disrupt our business.
Our continued success is highly dependent upon the personal efforts and abilities of our executive management. While we do have an employment agreement with Mark E. Speese, our Chairman of the Board and Chief Executive Officer, we do not have employment contracts with any other member of executive management, including Mitchell E. Fadel, our President and Chief Operating Officer. In addition, we do not maintain key-person insurance on the lives of any of these officers and the loss of any one of them could disrupt our business.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
A change of control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets to repay these amounts.
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of March 31, 2008, $806.6 million was outstanding under our senior credit facilities.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Robert D. Davis
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date: May 2, 2008

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.3	First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.4	Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.5	Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.6	Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.7	Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.8	Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.9	Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

4.10	Eighth Supplemental Indenture, dated as of November 15, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description
10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description
10.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007)

10.22†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.28†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.29	Second Amended and Restated Credit Agreement, dated as of July 13, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 13, 2006.)

10.30	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.