Form 10-Q
period 2008-06-30
RENT A CENTER INC DE
filed 2008-08-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2008:

Class	Outstanding

Common stock, $.01 par value per share	66,681,952

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,
	2008	2007
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$634,618	$662,096
Merchandise sales	55,703	39,584
Installment sales	9,246	7,646
Other	10,589	6,570
Franchise
Merchandise sales	7,650	6,955
Royalty income and fees	1,225	1,307

	719,031	724,158

Operating expenses
Direct store expenses
Cost of rentals and fees	145,511	145,927
Cost of merchandise sold	45,167	29,948
Cost of installment sales	3,790	3,129
Salaries and other expenses	406,572	417,114
Franchise cost of merchandise sold	7,234	6,663

	608,274	602,781

General and administrative expenses	32,676	30,419
Amortization of intangibles	3,662	3,934
Restructuring charge	(15)	—

Total operating expenses	644,597	637,134

Operating profit	74,434	87,024

Interest expense	16,739	23,431
Interest income	(2,289)	(1,473)

Earnings before income taxes	59,984	65,066

Income tax expense	22,243	23,815

NET EARNINGS	$37,741	$41,251

Basic earnings per common share	$0.57	$0.59

Diluted earnings per common share	$0.56	$0.58

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Six months ended June 30,
	2008	2007
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,275,304	$1,322,209
Merchandise sales	141,042	107,921
Installment sales	19,131	16,056
Other	20,208	13,746
Franchise
Merchandise sales	17,417	16,880
Royalty income and fees	2,565	2,645

	1,475,667	1,479,457

Operating expenses
Direct store expenses
Cost of rentals and fees	291,673	288,996
Cost of merchandise sold	108,492	75,978
Cost of installment sales	7,810	6,674
Salaries and other expenses	823,986	837,841
Franchise cost of merchandise sold	16,630	16,150

	1,248,591	1,225,639

General and administrative expenses	63,625	61,417
Amortization of intangibles	8,592	7,972
Litigation expense	—	51,250
Restructuring charge	2,885	—

Total operating expenses	1,323,693	1,346,278

Operating profit	151,974	133,179

Interest expense	37,666	47,527
Interest income	(4,153)	(3,234)

Earnings before income taxes	118,461	88,886

Income tax expense	44,362	32,532

NET EARNINGS	$74,099	$56,354

Basic earnings per common share	$1.11	$.80

Diluted earnings per common share	$1.10	$.79

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$75,100	$97,375
Accounts receivable, net of allowance for doubtful accounts of $5,430 in 2008 and $4,945 in 2007	46,033	41,629
Prepaid expenses and other assets	54,411	56,384
Rental merchandise, net
On rent	676,607	735,672
Held for rent	204,472	202,298
Merchandise held for installment sale	2,521	2,334
Property assets, net	214,540	222,157
Goodwill, net	1,257,964	1,255,163
Intangible assets, net	7,132	13,931

	$2,538,780	$2,626,943

LIABILITIES
Accounts payable – trade	$98,664	$100,419
Accrued liabilities	307,189	310,420
Deferred income taxes	53,135	9,678
Senior debt	788,011	959,335
Subordinated notes payable	270,375	300,000

	1,517,374	1,679,852
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,632,675 and 104,540,127 shares issued in 2008 and 2007, respectively	1,046	1,045
Additional paid-in capital	677,294	674,032
Retained earnings	1,143,716	1,069,553
Treasury stock, 37,986,049 and 37,836,049 shares at cost in 2008 in 2007, respectively	(800,650)	(797,539)

	1,021,406	947,091

	$2,538,780	$2,626,943

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$74,099	$56,354
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	285,796	282,699
Bad debt expense	4,214	850
Stock-based compensation expense	1,841	2,690
Depreciation of property assets	36,378	34,577
Loss(gain) on sale or disposal of property assets	(3,361)	9,521
Amortization of intangibles	7,084	7,972
Amortization of financing fees	1,100	914
Deferred income taxes	43,457	5,909
Tax benefit related to stock option exercises	(258)	(797)
Restructuring charge	2,885	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(227,470)	(264,701)
Accounts receivable	(8,599)	(2,966)
Prepaid expenses and other assets	1,022	5,202
Accounts payable – trade	(1,755)	(27,832)
Accrued liabilities	(3,325)	32,745

Net cash provided by operating activities	213,108	143,137

Cash flows from investing activities
Purchase of property assets	(29,299)	(52,116)
Proceeds from sale of property assets	5,371	1,879
Acquisitions of businesses, net of cash acquired	(5,842)	(12,681)

Net cash used in investing activities	(29,770)	(62,918)

Cash flows from financing activities
Purchase of treasury stock	(3,111)	(35,007)
Exercise of stock options	1,176	4,990
Tax benefit related to stock option exercises	258	797
Payments on capital leases	(2,987)	(4,019)
Proceeds from debt	183,775	361,895
Repayments of debt	(355,099)	(422,199)
Repurchase of subordinated notes	(29,625)	—

Net cash used in financing activities	(205,613)	(93,543)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,275)	(13,324)
Cash and cash equivalents at beginning of period	97,375	92,344

Cash and cash equivalents at end of period	$75,100	$79,020

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At June 30, 2008, we operated 3,054 company-owned stores nationwide and in Canada and Puerto Rico, including 25 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores in Canada under the name “Rent-A-Centre.”

We also offer an array of financial services in certain of our existing rent-to-own stores under the names “Cash AdvantEdge” and “RAC Financial Services.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of June 30, 2008, we offered financial services in 304 of our existing rent-to-own stores in 15 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2008, ColorTyme had 225 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

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

2.	Stock Based Compensation. On January 30, 2008, the Compensation Committee of the Board of Directors of Rent-A-Center approved the issuance of long-term incentive awards to certain key employees under the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan and the Rent-A-Center, Inc. 2006 Equity Incentive Plan, consisting of 165,850 stock options and 69,270 restricted stock units. The awards were issued as equity awards which were separated into three distinct tranches, (i) 50% of which were issued in options to purchase Rent-A-Center’s common stock vesting ratably over a four year period, (ii) 25% of which were issued in restricted stock units which will vest upon the employee’s completion of three years of continuous employment with us from January 30, 2008, (iii) 25% of which were issued in restricted stock units subject to performance-based vesting based upon our achievement of a specified three year earnings before interest, taxes, depreciation and amortization (EBITDA).

3.	Income Taxes. We are subject to federal, state, local and foreign income taxes. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The appeals process related to the IRS audit for the taxable years 2001 through 2003 has been completed. We have agreed with the results of the appeals process with the exception of one issue with respect to the 2003 tax year. We believe that the

RENT-A-CENTER, INC. AND SUBSIDIARIES
position and supporting case law applied by the IRS to this issue are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on this issue. The remaining contested adjustments were conceded by the IRS and our income tax filing positions and deductions were sustained in all material respects. The IRS has concluded its examination of our income tax returns for 2004 and 2005 and issued a final Revenue Agent’s Report. We do not agree with the adjustments proposed by the IRS and requested a conference with the IRS Appeals Office. We do not anticipate that adjustments, if any, regarding these issues will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets, and accrued liabilities, respectively, in our consolidated balance sheet for the period ended June 30, 2008. The deferred compensation plan liability was approximately $454,000 as of June 30, 2008.

5.	Reconciliation of Merchandise Inventory.

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007
	(In thousands)
Beginning merchandise value	$918,948	$1,072,300
Inventory additions through acquisitions	1,261	2,763
Purchases	170,805	168,104
Depreciation of rental merchandise	(142,606)	(142,838)
Cost of goods sold	(38,433)	(33,077)
Skips and stolens	(16,419)	(19,605)
Other inventory deletions(1)	(9,956)	(9,127)

Ending merchandise value	$883,600	$1,038,520

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(In thousands)
Beginning merchandise value	$940,304	$1,058,587
Inventory additions through acquisitions	1,742	2,889
Purchases	386,256	400,505
Depreciation of rental merchandise	(285,796)	(282,699)
Cost of goods sold	(100,504)	(82,652)
Skips and stolens	(35,613)	(37,711)
Other inventory deletions(1)	(22,789)	(20,399)

Ending merchandise value	$883,600	$1,038,520

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs. 2008 other inventory deletions also include write-offs associated with the 2007 store consolidation plan.

RENT-A-CENTER, INC. AND SUBSIDIARIES
6.	Intangible Assets and Acquisitions.
           Intangibles consist of the following (in thousands):

		June 30, 2008		December 31, 2007
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Non-compete agreements	3	$6,911	$5,909	$7,017	$5,845
Customer relationships	2	61,455	56,083	61,073	49,748
Other intangibles	3	3,264	2,506	3,264	1,830

Total		71,630	64,498	71,354	57,423

Intangible assets not subject to amortization
Goodwill		1,357,116	99,152	1,354,315	99,152

Total intangibles		$1,428,746	$163,650	$1,425,669	$156,575

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2008	$6,248
2009	766
2010	84
2011	34

Total	$7,132

Changes in the net carrying amount of goodwill are as follows:

		At December 31,
	At June 30, 2008	2007
	(In thousands)
Balance as of January 1,	$1,255,163	$1,253,715
Additions from acquisitions	3,684	13,310
Goodwill allocated to stores sold	(1,508)	—
Post purchase price allocation adjustments	625	(11,862)

Balance as of the end of the period	$1,257,964	$1,255,163

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Restructuring charges were included in the purchase price allocation, which were for employment termination costs in connection with closing Rent-Way’s corporate headquarters and for reserves put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with management’s pre-acquisition plans. We expect the termination costs will be completed by the second quarter of 2010 and the reserves for lease buyouts will be completed no later than the second quarter of 2012. The following table shows the changes in the accrual balance from December 31, 2007 to June 30, 2008, relating to this restructuring (in thousands):

Balance at December 31, 2007	$8,217
Adjustment to accrual	—
Cash activity(1)	(3,705)

Balance at June 30, 2008	$4,512

(1)	Primarily related to lease terminations.
7.	Restructuring. On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we identified 283 stores that we intended to close or merge. As of June 30, 2008, we closed or merged 282 stores. We intend to keep open one remaining store.

We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. We recorded restructuring expenses in the amount of $2.9 million for the six months ended June 30, 2008 and $38.7 million in the fourth quarter of 2007. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through June 30, 2008.

	Closing Plan Estimate	Expenses Recognized	Estimated Remaining
	As of December 31, 2007	Through 2008	Charges as of June 30, 2008
	(In thousands)
Lease obligations	$26,061 - $29,223	$24,080	$1,981 - $5,143
Fixed asset disposals	11,006 - 11,516	11,476	0 - 40
Other costs	2,468 - 6,704	6,042	0 - 662

Total	$39,535 - $47,443	$41,598	$1,981 - $5,845

Our total cash outlay related to the store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through June 30, 2008 was approximately $12.7 million, which primarily related to lease terminations. We expect to use approximately $13.4 million to $17.7 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013.

The following table shows the changes in the accrual balance from December 31, 2007 to June 30, 2008, relating to our restructuring (in thousands):

Balance at December 31, 2007	$22,827
Adjustment to accrual	—
Cash activity(1)	(12,707)

Balance at June 30, 2008	$10,120

(1)	Primarily related to lease terminations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
8.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

	Three months ended June 30, 2008
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$37,741	66,684	$0.57
Effect of dilutive stock-based awards		676

Diluted earnings per common share	$37,741	67,360	$0.56

	Three months ended June 30, 2007
	Net earnings	Shares	Per share
Basic earnings per common share	$41,251	69,822	$0.59
Effect of dilutive stock-based awards		942

Diluted earnings per common share	$41,251	70,764	$0.58

	Six months ended June 30, 2008
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$74,099	66,697	$1.11
Effect of dilutive stock options		570

Diluted earnings per common share	$74,099	67,267	$1.10

	Six months ended June 30, 2007
	Net earnings	Shares	Per share
Basic earnings per common share	$56,354	70,054	$.80
Effect of dilutive stock options		997

Diluted earnings per common share	$56,354	71,051	$.79

For the three months ended June 30, 2008 and 2007, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 3,067,137 and 2,017,477, respectively.

For the six months ended June 30, 2008 and 2007, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 3,447,177 and 1,789,582, respectively.

9.	Repurchases of Outstanding Securities.

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of June 30, 2008, we had purchased a total of 18,610,950 shares of Rent-A-Center common stock for an aggregate of $447.4 million under this common stock repurchase program. We repurchased 150,000 shares for $3.1 million in the second quarter of 2008.

In May 2008, we repurchased $29.6 million of our subordinated notes for approximately $29.3 million, which included a gain of approximately $300,000.

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
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 36% market share based on store count. At June 30, 2008, we operated 3,054 company-owned stores nationwide and in Canada and Puerto Rico, including 25 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2008, ColorTyme had 225 franchised rent-to-own stores in 33 states.
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
We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services, in some of our existing rent-to-own stores under the trade names “Cash AdvantEdge” and “RAC Financial Services.” As of June 30, 2008, we offered some or all of these financial services products in 304 Rent-A-Center store locations in 15 states. We expect to offer such financial services products in approximately 425 Rent-A-Center store locations by the end of 2008. There can be no assurance that we will be successful in our efforts to expand our financial services operations or that such operations, should they be added, will prove to be profitable.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
Store Growth. As of July 29, 2008, we have acquired accounts from one location and opened one store during the third quarter of 2008. Additionally, as of July 29, 2008, we have added financial services to 20 additional existing rent-to-own locations during the third quarter of 2008.
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
As of June 30, 2008, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $114.2 million, as compared to $109.5 million at December 31, 2007 and $108.9 million at June 30, 2007. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our accruals relating to probable losses for our outstanding litigation follow:

	At June 30,	At June 30,
	2008	2007
	(In millions)
Shafer/Johnson Matter	$11.0	$—
California Attorney General Settlement	9.6	9.6
Perez Matter	—	109.3
Other Litigation	4.6	1.0
Legal Fees and Expenses	—	1.5

Total Accrual	$25.2	$121.4

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
Income Taxes. Our annual tax rate is affected by many factors, including the mix of our earnings, legislation and acquisitions, and is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to differing interpretations between the taxpayer and the taxing authorities. Significant judgment is required in determining our tax expense, evaluating our tax positions and evaluating uncertainties under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. We review our tax positions quarterly and adjust the balance as new information becomes available. Since our adoption of FIN 48, there have been no material changes to our positions for unrecognized tax benefits.

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
Stock-Based Compensation Expense.  We account for stock-based compensation expense under Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”) and recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the three months ended June 30, 2008 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 36.62% to 49.96%, a risk-free interest rate of 1.62% to 2.30%, no dividend yield, and an expected life of 4.44 years. Stock options granted during the three months ended March 31, 2008 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 33.90% to 41.70%, a risk-free interest rate of 2.88% to 3.17%, no dividend yield, and an expected life of 4.44 years. For non-employee director options, the stock options granted during the six months ended June 30, 2008 were valued using the binomial method pricing model with the following assumptions: expected volatility of 41.30%, a risk-free interest rate of 3.54%, no dividend yield, and an expected life of 6.90 years. During the six months ended June 30, 2008, we recognized $1.8 million in pre-tax compensation expense related to stock options and restricted stock units granted.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Cost of Merchandise Sold. Cost of merchandise sold represents the book value net of accumulated depreciation of rental merchandise at time of sale. Cost of merchandise sold also includes the cost of services offered by us, such as prepaid telephone and electric services.
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
Results of Operations
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
Store Revenue.  Total store revenue decreased by $4.3 million, or 0.3%, to $1,455.7 million for the six months ended June 30, 2008 as compared to $1,460.0 million for the six months ended June 30, 2007. The decrease in total store revenue was primarily attributable to approximately 325 fewer stores in the 2008 period, principally due to the 2007 store consolidation plan, offset by an increase in same store sales of 2.2%.
Same store revenues represent those revenues earned in 2,292 stores that were operated by us for each of the entire six month periods ended June 30, 2008 and 2007. Same store revenues increased by $22.5 million, or 2.2%, to $1,041.4 million for the six months ended June 30, 2008 as compared to $1,018.8 million in 2007. This increase in same store revenues was primarily attributable to an increase in merchandise sales, financial services revenue and the average price per unit on rent during the six months ended June 30, 2008 as compared to 2007.
Franchise Revenue.  Total franchise revenue increased by $457,000, or 2.3%, to $20.0 million for the six months ended June 30, 2008 as compared to $19.5 million in 2007. This increase was primarily attributable to an increase in the number of products sold to franchisees in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the six months ended June 30, 2008 increased by $2.7 million, or 0.9%, to $291.7 million as compared to $289.0 million for the six months ended June 30, 2007. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 22.9% for the six months ended June 30, 2008 as compared to 21.9% for the six months ended June 30, 2007. This increase was due to an increase in promotional activity in the six months ended June 30, 2008 as compared to 2007.
Cost of Merchandise Sold.  Cost of merchandise sold increased by $32.6 million, or 42.8%, to $108.5 million for the six months ended June 30, 2008 from $75.9 million for the six months ended June 30, 2007. The gross margin percent of merchandise sales decreased to 23.1% for the six months ended June 30, 2008 from 29.6% for the six months ended June 30, 2007. This percentage decrease was primarily attributable to a decrease in the average sales price on merchandise sales for the six months ended June 30, 2008 as compared to 2007, as a result of increased promotional activity during the 2008 period.
Salaries and Other Expenses.  Salaries and other expenses decreased by $13.8 million, or 1.7%, to $824.0 million for the six months ended June 30, 2008 as compared to $837.8 million in 2007. The decrease was primarily the result of a decrease in expenses associated with the decrease in our store base due to our 2007 store consolidation plan and other restructuring items. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.5% for the six months ended June 30, 2008 as compared to 2.6% in 2007. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 56.6% for the six months ended June 30, 2008 from 57.4% in 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold increased by $480,000, or 3.0%, to $16.6 million for the six months ended June 30, 2008 as compared to $16.2 million in 2007. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first six months of 2008 as compared to 2007.
General and Administrative Expenses.  General and administrative expenses increased by $2.2 million, or 3.6%, to $63.6 million for the six months ended June 30, 2008 as compared to $61.4 million in 2007. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.3% for the six months ended June 30, 2008 as compared to 4.2% in 2007.
Amortization of Intangibles.  Amortization of intangibles increased by $620,000 or 7.8%, to $8.6 million for the six months ended June 30, 2008 from $8.0 million for the six months ended June 30, 2007. This increase was primarily attributable to the goodwill write-down for stores sold, offset by intangible assets that were fully amortized during the six months ended June 30, 2008 as compared to 2007.
Operating Profit.  Operating profit increased by $18.8 million, or 14.1%, to $152.0 million for the six months ended June 30, 2008 as compared to $133.2 million in 2007. Operating profit as a percentage of total revenue increased to 10.3% for the six months ended June 30, 2008 from 9.0% for the six months ended June 30, 2007. This increase was primarily attributable to the litigation charge of $51.3 million recorded in the 2007 period, offset by a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Interest expense.  Interest expense decreased by $9.8 million, or 20.7%, to $37.7 million for the six months ended June 30, 2008 as compared to $47.5 million in 2007. This decrease was attributable to a decrease in borrowings under our senior credit facilities in 2008 as compared to 2007 and a decrease in our weighted average interest rate to 6.68% during the first six months of 2008 as compared to 7.72% during the first six months of 2007 due to a decrease in the Eurodollar and prime interest rates in 2008 as compared to 2007.
Net Earnings.  Net earnings increased by $17.7 million, or 31.5%, to $74.1 million for the six months ended June 30, 2008 as compared to $56.4 million in 2007. This increase was primarily attributable to the after tax litigation charge in 2007 and a decrease in interest expense in 2008 as compared to 2007, offset by a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
Store Revenue.  Total store revenue decreased by $5.7 million, or 0.8%, to $710.2 million for the three months ended June 30, 2008 as compared to $715.9 million for the three months ended June 30, 2007. The decrease in total store revenue was primarily attributable to approximately 325 fewer stores in the 2008 period, principally due to the 2007 store consolidation plan, offset by an increase in same store sales of 0.9%.
Same store revenues represent those revenues earned in 2,440 stores that were operated by us for each of the entire three month periods ended June 30, 2008 and 2007. Same store revenues increased by $4.7 million, or 0.9%, to $540.6 million for the three months ended June 30, 2008 as compared to $535.9 million in 2007. This increase in same store revenues was primarily attributable to an increase in merchandise sales and financial services revenue during the quarter ended June 30, 2008 as compared to 2007.
Franchise Revenue.  Total franchise revenue increased by $613,000, or 7.4%, to $8.9 million for the three months ended June 30, 2008 as compared to $8.3 million in 2007. This increase was primarily attributable to an increase in the number of products sold to franchisees in the second quarter of 2008 as compared to the second quarter of 2007.
Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended June 30, 2008 decreased by $416,000, or 0.3%, to $145.5 million as compared to $145.9 million for the three months ended June 30, 2007. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.9% for the three months ended June 30, 2008 as compared to 22.0% for the three months ended June 30, 2007. This increase was due to an increase in promotional activity in the three months ended June 30, 2008 as compared to 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cost of Merchandise Sold.  Cost of merchandise sold increased by $15.3 million, or 50.8%, to $45.2 million for the three months ended June 30, 2008 from $29.9 million for the three months ended June 30, 2007. The gross margin percent of merchandise sales decreased to 18.9% for the three months ended June 30, 2008 from 24.3% for the three months ended June 30, 2007. This percentage decrease was primarily attributable to an increased volume of sales of prepaid electric services at a lower margin than our historical margins on merchandise sales, as well as a decrease in the average sales price on merchandise sales for the three months ended June 30, 2008 as compared to 2007, as a result of increased promotional activity during the 2008 period.
Salaries and Other Expenses.  Salaries and other expenses decreased by $10.5 million, or 2.5%, to $406.6 million for the three months ended June 30, 2008 as compared to $417.1 million in 2007. The decrease was primarily the result of a decrease in expenses associated with the decrease in our store base due to our 2007 store consolidation plan and other restructuring items. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.3% for the three months ended June 30, 2008 as compared to 2.7% in 2007. Salaries and other expenses expressed as a percentage of total store revenue decreased to 57.3% for the three months ended June 30, 2008 from 58.3% in 2007.
Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold increased by $571,000, or 8.6%, to $7.2 million for the three months ended June 30, 2008 as compared to $6.7 million in 2007. This increase was primarily attributable to an increase in the number of products sold to franchisees in the second quarter of 2008 as compared to 2007.
General and Administrative Expenses.  General and administrative expenses increased by $2.3 million, or 7.4%, to $32.7 million for the three months ended June 30, 2008 as compared to $30.4 million in 2007. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.5% for the three months ended June 30, 2008 as compared to 4.2% in 2007.
Amortization of Intangibles.  Amortization of intangibles decreased by $272,000 or 6.9%, to $3.7 million for the three months ended June 30, 2008 from $3.9 million for the three months ended June 30, 2007. This decrease was primarily attributable to intangible assets that were fully amortized during the three months ended June 30, 2008 as compared to 2007.
Operating Profit.  Operating profit decreased by $12.6 million, or 14.5%, to $74.4 million for the three months ended June 30, 2008 as compared to $87.0 million in 2007. Operating profit as a percentage of total revenue decreased to 10.4% for the three months ended June 30, 2008 from 12.0% for the three months ended June 30, 2007. This decrease was primarily attributable to a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Interest expense.  Interest expense decreased by $6.7 million, or 28.6%, to $16.7 million for the three months ended June 30, 2008 as compared to $23.4 million in 2007. This decrease was primarily attributable to a decrease in borrowings under our senior credit facilities in 2008 as compared to 2007, as well as a decrease in our weighted average interest rate to 6.15% during the second quarter of 2008 as compared to 7.68% during the second quarter of 2007 due to a decrease in the Eurodollar and prime interest rates in 2008 as compared to 2007.
Net Earnings.  Net earnings decreased by $3.5 million, or 8.5%, to $37.7 million for the three months ended June 30, 2008 as compared to $41.2 million in 2007. This decrease was primarily attributable to a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Liquidity and Capital Resources
Cash provided by operating activities increased by $70.0 million to $213.1 million for the six months ended June 30, 2008 from $143.1 million in 2007. This increase is attributable to an increase in deferred taxes as a result of the Economic Stimulus Act of 2008 as discussed below, and changes in working capital.
Cash used in investing activities decreased by $33.1 million to $29.8 million for the six months ended June 30, 2008 from $62.9 million in 2007. This decrease is primarily attributable to the completion of construction of our new corporate headquarters building in 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cash used in financing activities increased by $112.1 million to $205.6 million for the six months ended June 30, 2008 from $93.5 million used in 2007. This increase in 2008 as compared to 2007 is primarily related to a reduction in our outstanding debt.
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
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $288.7 million was available at July 29, 2008. At July 29, 2008, we had $50.2 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Litigation.  The previously announced settlement of the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California has now been preliminarily approved by the court. Under the terms of the settlement, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiffs’ attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We are entitled to any settlement fund monies not distributed under the terms of the settlement. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the settlement are subject to the parties obtaining final court approval. A final approval hearing is scheduled for September 3, 2008. We expect to fund settlement costs and plaintiffs’ attorneys’ fees in the amount of approximately $5 million in the fourth quarter of 2008, and the balance of the settlement amount in the first quarter of 2009. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will be approved by the court in its present form.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Deferred Taxes. On February 13, 2008, President Bush signed into law the Economic Stimulus Act of 2008 (the “Stimulus Act”). The Stimulus Act provides for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow will benefit in 2008 from having a lower current cash tax obligation which, in turn, will provide additional cash flow from operations. We estimate that our 2008 operating cash flow may increase by approximately $60.0 million to $70.0 million and that the associated deferral will begin to reverse over a three year period beginning in 2009, of which approximately 75% will reverse in 2009, 20% will reverse in 2010 and the remainder will reverse in 2011.
Rental Merchandise Purchases. We purchased $386.3 million and $400.5 million of rental merchandise during the six month periods ended June 30, 2008 and 2007, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $29.3 million and $52.1 million on capital expenditures during the six month periods ended June 30, 2008 and 2007, respectively, and expect to spend approximately $40.7 million for the remainder of 2008, which includes amounts we intend to spend with respect to expanding our financial services business.
Acquisitions and New Store Openings. During the first six months of 2008, we acquired accounts from 16 locations, opened three new stores, acquired one store, consolidated 19 stores into existing locations and sold 13 stores. The acquired stores and accounts were the result of 14 separate transactions with an aggregate purchase price of approximately $5.8 million. Additionally, during the first six months of 2008, we added financial services to 33 existing rent-to-own store locations, acquired accounts from one location, closed two stores and consolidated three stores with financial services into an existing location, ending the second quarter of 2008 with a total of 304 stores providing these services.
As of July 29, 2008, we have acquired accounts from one location and opened one store during the third quarter of 2008. Additionally, as of July 29, 2008, we have added financial services to 20 additional existing rent-to-own locations during the third quarter of 2008.
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
The table below shows the scheduled maturity dates of our senior term loans outstanding at June 30, 2008.

Year Ending December 31,	(In thousands)
2008	$8,635
2009	22,268
2010	92,268
2011	318,872
2012	345,238

$787,281

RENT-A-CENTER, INC. AND SUBSIDIARIES
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $131.3 million had been utilized as of July 29, 2008. As of July 29, 2008, $268.7 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. The weighted average Eurodollar rate on our outstanding debt was 2.73% and 5.35% at June 30, 2008 and December 31, 2007, respectively. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.
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
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 3.5:1 for the period beginning December 31, 2007 through December 30, 2008 and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2008:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.50:1	2.81:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.69:1
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
The 2003 indenture contains covenants that limit our ability to:
•	incur additional debt;
•	sell assets or our subsidiaries;
•	grant liens to third parties;
•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which approximately $139.9 million was available for use as of June 30, 2008); and
•	engage in a merger or sell substantially all of our assets.
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
In May 2008, we repurchased $29.6 million of our subordinated notes for approximately $29.3 million, which included a gain of approximately $300,000.
Store Leases. We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2016. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $26.3 million was outstanding as of June 30, 2008. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2008:

	Payments Due by Period
Contractual Cash Obligations	Total		2008	2009-2010	2011-2012	Thereafter
	(In thousands)
Senior Credit Facilities (including current portion)	$788,011	(1)	$9,365	$114,536	$664,110	$—
7 1/2% Senior Subordinated Notes(2)	310,931		10,139	300,792	—	—
Operating Leases	491,963		91,029	274,957	114,444	11,533
Capital Leases	12,107		3,090	7,688	1,329	—

Total(3)	$1,603,012		$113,623	$697,973	$779,883	$11,533

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2008 was 2.73%.

(2)	Includes interest payments of $10.14 million on each of May 1 and November 1 of each year.

(3)	As of June 30, 2008, we have $6.7 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of June 30, 2008, we had purchased a total of 18,610,950 shares of Rent-A-Center common stock for an aggregate of $447.4 million under this common stock repurchase program.
In May 2008, we repurchased $29.6 million of our subordinated notes for approximately $29.3 million, which included a gain of approximately $300,000.
Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our targeted customers’ monthly disposable income could adversely impact our results of operations.
Restructuring.  Our expected total cash outlay related to the 2007 store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through June 30, 2008 was approximately $12.7 million, which primarily related to lease terminations. We expect to use approximately $13.4 million to $17.7 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013. Please refer to Note 7, Restructuring, in the Notes to Consolidated Financial Statements on page 8 of this report for more information on our 2007 store consolidation plan.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2008, we had $270.4 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $787.3 million in term loans and $730,000 outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes at June 30, 2008 was $266.3 million, estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rate that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2008, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at June 30, 2008, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $8.0 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2008, we had accrued $25.2 million relating to probable losses for our outstanding litigation as follows (in millions):

Shafer/Johnson Matter	$11.0
California Attorney General Settlement	9.6
Other Litigation	4.6

Total Accrual	$25.2

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
Colon v. Thorn Americas, Inc.  This putative class action alleging the violation by our predecessor of certain state consumer protection laws was filed in November 1997 in New York state court and sought unspecified damages and injunctive relief. In May 2007, we were notified that the case had been dismissed on June 2, 2006, due to the parties’ failure to appear at a court-ordered conference of which neither we, nor to our knowledge, plaintiff had notice. We also did not have notice of the dismissal order. In July 2007, the court denied plaintiff’s motion to vacate the dismissal order and in December 2007 confirmed that decision. The time period for the plaintiff to perfect an appeal from the July 16, 2007 order has now passed and this matter is now closed.
California Attorney General Inquiry.  In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.6 million in cash, to be distributed to certain groups of customers. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We have proposed to the Attorney General and the settlement administrator implementation procedures for the restitution program and expect to fund the restitution account as soon as reasonably practicable following the finalization of such procedures. We also agreed to a civil penalty in the amount of $750,000, which was paid in the first quarter of 2007. To account for the aforementioned costs, as well as our attorneys’ fees, we recorded a pre-tax charge of $10.35 million in the third quarter of 2006.
State Wage and Hour Class Actions
Eric Shafer, et al. v. Rent-A-Center, Inc.  The previously announced settlement of the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California has now been preliminarily approved by the court. These matters allege violations by us of certain wage and hour laws of California. Under the terms of the settlement, we anticipate we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiffs’ attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We are entitled to any settlement fund monies not distributed under the terms of the settlement. In connection with the settlement, we are not admitting liability for our wage and hour practices in California. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. The terms of the settlement are subject to the parties obtaining final court approval. A final approval hearing is scheduled for September 3, 2008. We expect to fund settlement costs and plaintiffs’ attorneys’ fees in the amount of approximately $5 million in the

RENT-A-CENTER, INC. AND SUBSIDIARIES
fourth quarter of 2008, and the balance of the settlement amount in the first quarter of 2009. While we believe that the terms of this settlement are fair, there can be no assurance that the settlement will be approved by the court in its present form. We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund this settlement without adversely affecting our liquidity in a material way.
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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the six months ended June 30, 2008, our same store sales increased by 2.2% compared to the six months ended June 30, 2007. Our same store sales increased by 2.1% and 1.9% for all of 2007 and 2006, respectively, and decreased by 2.3% for all of 2005. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of June 30, 2008, $787.3 million was outstanding under our senior credit facilities.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our common stock repurchase program, we are authorized to repurchase up to $500.0 million in aggregate purchase price of our common stock. As of June 30, 2008, we had repurchased a total of 18,610,950 shares of Rent-A-Center common stock for an aggregate of $447.4 million under our common stock repurchase program. In the second quarter of 2008, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(including fees)	Programs	(including fees)
April 1 through April 30
May 1 through May 31	150,000	$20.7614	150,000	$52,529,678
June 1 through June 30

Total	150,000	$20.7614	150,000	$52,529,678
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on May 14, 2008. At the meeting, our stockholders voted on two matters: (1) election of three Class II Directors, and (2) ratification of the Audit Committee’s appointment of Grant Thornton, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2008.
The individuals named below were re-elected to a three-year term as Class II Directors:

Nominee	Votes For	Votes Withheld
Jeffery M. Jackson	61,913,070	1,110,593
Leonard H. Roberts	60,604,612	2,419,051
Mark E. Speese	61,712,864	1,310,799

RENT-A-CENTER, INC. AND SUBSIDIARIES
The following directors’ terms of office as a director continued after the Annual Meeting of Stockholders:
Mitchell E. Fadel
Michael J. Gade
J.V. Lentell
On May 14, 2008, the Board of Directors appointed Kerney Laday to fill a vacancy on the Board of Directors. Mr. Laday will serve as a Class I director until our 2010 annual meeting of stockholders.
The appointment of Grant Thornton, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2008, was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions
62,762,174	238,193	23,323
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

Robert D. Davis
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
Date: August 1, 2008

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