Form 10-Q
period 2008-09-30
RENT A CENTER INC DE
filed 2008-11-03
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2008:

Class	Outstanding
Common stock, $.01 par value per share	66,762,708

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,
	2008	2007
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$621,290	$631,132
Merchandise sales	57,062	53,574
Installment sales	10,554	8,593
Other	10,704	3,940
Franchise
Merchandise sales	7,969	7,376
Royalty income and fees	1,176	5,086

	708,755	709,701

Operating expenses
Direct store expenses
Cost of rentals and fees	142,314	140,219
Cost of merchandise sold	44,714	41,065
Cost of installment sales	4,065	2,822
Salaries and other expenses	417,354	422,294
Franchise cost of merchandise sold	7,640	7,072

	616,087	613,472

General and administrative expenses	30,361	31,701
Amortization of intangibles	3,545	3,953
Restructuring charge	213	—

Total operating expenses	650,206	649,126

Operating profit	58,549	60,575

Interest expense	15,040	23,419
Interest income	(2,073)	(1,703)

Earnings before income taxes	45,582	38,859

Income tax expense	16,203	13,584

NET EARNINGS	$29,379	$25,275

Basic earnings per common share	$0.44	$0.37

Diluted earnings per common share	$0.44	$0.37

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine months ended September 30,
	2008	2007
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,896,594	$1,953,341
Merchandise sales	198,104	161,495
Installment sales	29,685	24,649
Other	30,912	17,686
Franchise
Merchandise sales	25,386	24,256
Royalty income and fees	3,741	7,731

	2,184,422	2,189,158

Operating expenses
Direct store expenses
Cost of rentals and fees	433,987	429,215
Cost of merchandise sold	153,206	117,043
Cost of installment sales	11,875	9,496
Salaries and other expenses	1,241,340	1,260,135
Franchise cost of merchandise sold	24,270	23,222

	1,864,678	1,839,111

General and administrative expenses	93,986	93,118
Amortization of intangibles	12,137	11,925
Litigation expense	—	51,250
Restructuring charge	3,098	—

Total operating expenses	1,973,899	1,995,404

Operating profit	210,523	193,754

Interest expense	52,706	70,946
Interest income	(6,226)	(4,937)

Earnings before income taxes	164,043	127,745

Income tax expense	60,565	46,116

NET EARNINGS	$103,478	$81,629

Basic earnings per common share	$1.55	$1.18

Diluted earnings per common share	$1.54	$1.16

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$99,188	$97,375
Accounts receivable, net of allowance for doubtful accounts of $6,645 in 2008 and $4,945 in 2007	43,992	41,629
Prepaid expenses and other assets	58,552	56,384
Rental merchandise, net
On rent	620,438	735,672
Held for rent	213,096	202,298
Merchandise held for installment sale	2,790	2,334
Property assets, net	210,635	222,157
Goodwill, net	1,257,666	1,255,163
Intangible assets, net	3,677	13,931

	$2,510,034	$2,626,943

LIABILITIES
Accounts payable — trade	$95,191	$100,419
Accrued liabilities	286,570	310,420
Deferred income taxes	80,473	9,678
Senior debt	753,964	959,335
Subordinated notes payable	240,375	300,000

	1,456,573	1,679,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,730,107 and 104,540,127 shares issued in 2008 and 2007, respectively	1,047	1,045
Additional paid-in capital	679,921	674,032
Retained earnings	1,173,143	1,069,553
Treasury stock, 37,986,049 and 37,836,049 shares at cost in 2008 in 2007, respectively	(800,650)	(797,539)

	1,053,461	947,091

	$2,510,034	$2,626,943

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$103,478	$81,629
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	425,314	420,022
Bad debt expense	9,236	3,054
Stock-based compensation expense	2,680	4,009
Depreciation of property assets	54,569	52,606
Loss (gain) on sale or disposal of property assets	(6,157)	11,303
Amortization of intangibles	10,628	11,925
Amortization of financing fees	1,696	1,368
Deferred income taxes	70,795	34,616
Tax benefit related to stock option exercises	(537)	(887)
Restructuring charge	3,098	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(319,139)	(330,273)
Accounts receivable	(11,579)	(4,911)
Prepaid expenses and other assets	(3,567)	1,749
Accounts payable — trade	(5,228)	(19,995)
Accrued liabilities	(20,485)	4,096

Net cash provided by operating activities	314,802	270,311

Cash flows from investing activities
Purchase of property assets	(41,194)	(76,053)
Proceeds from sale of property assets	5,776	3,239
Acquisitions of businesses, net of cash acquired	(8,320)	(18,644)

Net cash used in investing activities	(43,738)	(91,458)

Cash flows from financing activities
Purchase of treasury stock	(3,111)	(80,076)
Exercise of stock options	2,685	5,458
Tax benefit related to stock option exercises	537	887
Payments on capital leases	(4,366)	(5,653)
Proceeds from debt	185,755	533,895
Repayments of debt	(391,126)	(625,371)
Repurchase of subordinated notes	(59,625)	—

Net cash used in financing activities	(269,251)	(170,860)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,813	7,993
Cash and cash equivalents at beginning of period	97,375	92,344

Cash and cash equivalents at end of period	$99,188	$100,337

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At September 30, 2008, we operated 3,045 company-owned stores nationwide and in Canada and Puerto Rico, including 26 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores in Canada under the name “Rent-A-Centre.”

We also offer an array of financial services in certain of our existing rent-to-own stores under the names “Cash AdvantEdge” and “RAC Financial Services.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of September 30, 2008, we offered financial services in 350 of our existing rent-to-own stores in 17 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2008, ColorTyme had 225 franchised stores operating in 34 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

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

2.
Stock Based Compensation. On January 30, 2008, the Compensation Committee of the Board of Directors of Rent-A-Center approved the issuance of long-term incentive awards to certain key employees under the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan and the Rent-A-Center, Inc. 2006 Equity Incentive Plan, consisting of 165,850 stock options and 69,270 restricted stock units. The awards were issued as equity awards which were separated into three distinct tranches, (i) 50% of which were issued in options to purchase Rent-A-Center’s common stock vesting ratably over a four year period, (ii) 25% of which were issued in restricted stock units which will vest upon the employee’s completion of three years of continuous employment with us from January 30, 2008, and (iii) 25% of which were issued in restricted stock units subject to performance-based vesting based upon our achievement of a specified three year earnings before interest, taxes, depreciation and amortization (EBITDA).

3.
Income Taxes. We are subject to federal, state, local and foreign income taxes. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The appeals process related to the IRS audit for the taxable years 2001 through 2003 has been completed. We have agreed with the results of the appeals process with the exception of one issue with respect to the 2003 tax year. We believe that the position and supporting case law applied by the IRS to this issue are incorrectly applied to our situation and that our fact pattern is

RENT-A-CENTER, INC. AND SUBSIDIARIES

distinguishable from the IRS’ position. We intend to vigorously defend our position on this issue. The remaining contested adjustments were conceded by the IRS and our income tax filing positions and deductions were sustained in all material respects. The IRS has concluded its examination of our income tax returns for 2004 and 2005 and issued a final Revenue Agent’s Report. We have requested a conference with the IRS Appeals Office to discuss the adjustments proposed by the IRS with which we are in disagreement. We do not anticipate that adjustments, if any, regarding these issues will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual income, permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters and the composition of taxable income between the various jurisdictions in which we operate. We recognize the impact of significant discrete items separately in the quarter in which they occur.

We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. For the three months and nine months ended September 30, 2008, our unrecognized tax benefits decreased by $1.6 million and $2.5 million, respectively.

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

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets, and accrued liabilities, respectively, in our consolidated balance sheet for the period ended September 30, 2008. The deferred compensation plan liability was approximately $518,000 as of September 30, 2008.

5.	Reconciliation of Merchandise Inventory.

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
	(In thousands)
Beginning merchandise value	$883,600	$1,038,520
Inventory additions through acquisitions	405	2,214
Purchases	155,342	135,604
Depreciation of rental merchandise	(139,518)	(137,323)
Cost of goods sold(1)	(36,858)	(40,386)
Skips and stolens	(18,259)	(22,563)
Other inventory deletions(2)	(8,388)	(7,468)

Ending merchandise value	$836,324	$968,598

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(In thousands)
Beginning merchandise value	$940,304	$1,058,587
Inventory additions through acquisitions	2,147	5,103
Purchases	541,598	536,109
Depreciation of rental merchandise	(425,314)	(420,022)
Cost of goods sold(1)	(137,642)	(118,204)
Skips and stolens	(53,872)	(60,274)
Other inventory deletions(2)	(30,897)	(32,701)

Ending merchandise value	$836,324	$968,598

(1)	Cost of goods sold includes costs associated with merchandise inventory only.

(2)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs. 2008 other inventory deletions also include write-offs associated with the 2007 store consolidation plan.
6.	Intangible Assets and Acquisitions.

Intangibles consist of the following (in thousands):

		September 30, 2008		December 31, 2007
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Non-compete agreements	3	$6,816	$5,938	$7,017	$5,845
Customer relationships	2	61,632	59,253	61,073	49,748
Other intangibles	3	3,264	2,844	3,264	1,830

Total		71,712	68,035	71,354	57,423
Intangible assets not subject to amortization
Goodwill		1,356,818	99,152	1,354,315	99,152

Total intangibles		$1,428,530	$167,187	$1,425,669	$156,575

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2008	$2,660
2009	852
2010	131
2011	34

Total	$3,677

RENT-A-CENTER, INC. AND SUBSIDIARIES
Changes in the net carrying amount of goodwill are as follows:

	At September 30,	At December 31,
	2008	2007
	(In thousands)
Balance as of January 1,	$1,255,163	$1,253,715
Additions from acquisitions	5,686	13,310
Goodwill allocated to stores sold	(1,508)	—
Post purchase price allocation adjustments	(1,675)	(11,862)

Balance as of the end of the period	$1,257,666	$1,255,163

The post purchase price allocation adjustments in 2008 were primarily attributable to the tax benefit associated with items recorded as goodwill that were deductible for tax purposes. The post purchase price allocation adjustments in 2007 were primarily attributable to the tax benefit associated with items recorded as goodwill that were deductible for tax purposes and inventory charge-offs for unrentable or missing merchandise acquired in the acquisition of Rent-Way, Inc. (“Rent-Way”).

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

Restructuring charges were included in the purchase price allocation, which were for employment termination costs in connection with closing Rent-Way’s corporate headquarters and for reserves put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with management’s pre-acquisition plans. We expect the termination costs will be completed by the second quarter of 2010 and the reserves for lease buyouts will be completed no later than the second quarter of 2012. The following table shows the changes in the accrual balance from December 31, 2007 to September 30, 2008, relating to this restructuring (in thousands):

Balance at December 31, 2007	$8,217
Adjustment to accrual	—
Cash activity(1)	(4,825)

Balance at September 30, 2008	$3,392

(1)	Primarily related to lease terminations.
7.
Restructuring. On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we identified 283 stores that we intended to close or merge. As of September 30, 2008, we closed or merged 282 stores. We intend to keep open one remaining store.

We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. We recorded restructuring expenses in the amount of $3.1 million for the nine months ended September 30, 2008 and $38.7 million in the fourth quarter of 2007. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through September 30, 2008.

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Closing Plan		Estimated Remaining
	Estimate	Expenses Recognized	Charges
	As of December 31, 2007	Through 2008	As of September 30, 2008
	(In thousands)
Lease obligations	$26,061 - $29,223	$24,281	$1,780 - $4,942
Fixed asset disposals	11,006 - 11,516	11,476	0 - 40
Other costs	2,468 - 6,704	6,054	0 - 650

Total	$39,535 - $47,443	$41,811	$1,780 - $5,632

Our total cash outlay related to the store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through September 30, 2008 was approximately $15.2 million, which primarily related to lease terminations. We expect to use approximately $10.9 million to $15.2 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013.

The following table shows the changes in the accrual balance from December 31, 2007 to September 30, 2008, relating to our restructuring (in thousands):

Balance at December 31, 2007	$22,827
Adjustment to accrual	—
Cash activity(1)	(15,237)

Balance at September 30, 2008	$7,590

(1)	Primarily related to lease terminations.
8.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

	Three months ended September 30, 2008
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$29,379	66,696	$0.44
Effect of dilutive stock-based awards		777

Diluted earnings per common share	$29,379	67,473	$0.44

	Three months ended September 30, 2007
	Net earnings	Shares	Per share
Basic earnings per common share	$25,275	67,939	$0.37
Effect of dilutive stock-based awards		648

Diluted earnings per common share	$25,275	68,587	$0.37

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Nine months ended September 30, 2008
(In thousands, except per share data)	Net earnings	Shares	Per share
Basic earnings per common share	$103,478	66,697	$1.55
Effect of dilutive stock options		639

Diluted earnings per common share	$103,478	67,336	$1.54

	Nine months ended September 30, 2007
	Net earnings	Shares	Per share
Basic earnings per common share	$81,629	69,349	$1.18
Effect of dilutive stock options		880

Diluted earnings per common share	$81,629	70,229	$1.16

For the three months ended September 30, 2008 and 2007, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 2,693,730 and 3,197,606, respectively.

For the nine months ended September 30, 2008 and 2007, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of Rent-A-Center common stock, and therefore anti-dilutive, was 3,042,236 and 2,613,342, respectively.

9.	Repurchases of Outstanding Securities.

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of September 30, 2008, we had purchased a total of 18,610,950 shares of Rent-A-Center common stock for an aggregate of $447.4 million under this common stock repurchase program. Through the nine months ended September 30, 2008, we have repurchased 150,000 shares for $3.1 million, all of which were repurchased in the second quarter of 2008.

We repurchased $29.6 million and $30.0 million of our subordinated notes in May 2008 and August 2008, respectively, for a net gain of approximately $278,000.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;
•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;
•	our ability to successfully add financial services locations within our existing rent-to-own stores;
•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;
•	our ability to enhance the performance of acquired stores;
•	our ability to retain the revenue associated with acquired customer accounts;
•	our ability to control costs;
•	our ability to identify and successfully market products and services that appeal to our customer demographic;
•	our ability to enter into new and collect on our rental purchase agreements;
•	our ability to enter into new and collect on our short term loans;
•	the passage of legislation adversely affecting the rent-to-own or financial services industries;
•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;
•	interest rates;
•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;
•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;
•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;
•	changes in our effective tax rate;
•	our ability to maintain an effective system of internal controls;
•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;
•	the resolution of our litigation; and
•	the other risks detailed from time to time in our SEC reports.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 37% market share based on store count. At September 30, 2008, we operated 3,045 company-owned stores nationwide and in Canada and Puerto Rico, including 26 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2008, ColorTyme had 225 franchised rent-to-own stores in 34 states.
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
We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing and money transfer services, in some of our existing rent-to-own stores under the trade names “Cash AdvantEdge” and “RAC Financial Services.” As of September 30, 2008, we offered some or all of these financial services products in 350 Rent-A-Center store locations in 17 states. We intend to focus our resources on improving the operations in these existing financial services store locations and do not plan to add significantly to the number of Rent-A-Center store locations offering financial services at this time. There can be no assurance that we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Recent Developments
Store Growth. As of October 30, 2008, we have acquired accounts from three locations, opened four new stores and consolidated one store into an existing location during the fourth quarter of 2008. Additionally, as of October 30, 2008, we have added financial services to seven additional existing rent-to-own locations, closed one store and consolidated one store with financial services into an existing location during the fourth quarter of 2008.
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
As of September 30, 2008, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $117.2 million, as compared to $109.5 million at December 31, 2007 and $104.9 million at September 30, 2007. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our accruals relating to probable losses for our outstanding litigation follow:

	At September 30,	At September 30,
	2008	2007
	(In millions)
Shafer/Johnson Matter	$11.0	$—
California Attorney General Settlement	9.1	9.6
Perez Matter	—	107.2
Other Litigation	0.1	1.0
Legal Fees and Expenses	—	1.0

Total Accrual	$20.2	$118.8

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
Stock-Based Compensation Expense. We account for stock-based compensation expense under Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”) and recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the nine months ended September 30, 2008 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 33.90% to 53.58%, a risk-free interest rate of 1.62% to 3.17%, no dividend yield, and an expected life of 4.44 years. For non-employee director options, the stock options granted during the nine months ended September 30, 2008 were valued using the binomial method pricing model with the following assumptions: expected volatility of 41.30%, a risk-free interest rate of 3.54%, no dividend yield, and an expected life of 6.90 years. During the nine months ended September 30, 2008, we recognized $2.7 million in pre-tax compensation expense related to stock options and restricted stock units granted.
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
Results of Operations
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
Store Revenue. Total store revenue decreased by $1.9 million, or 0.1%, to $2,155.3 million for the nine months ended September 30, 2008 as compared to $2,157.2 million for the nine months ended September 30, 2007. The decrease in total store revenue was primarily attributable to approximately 316 fewer stores in the 2008 period, principally due to the 2007 store consolidation plan, offset by an increase in same store sales of 2.8%.
Same store revenues represent those revenues earned in 2,255 stores that were operated by us for each of the entire nine month periods ended September 30, 2008 and 2007. Same store revenues increased by $41.3 million, or 2.8%, to $1,521.6 million for the nine months ended September 30, 2008 as compared to $1,480.3 million in 2007. This increase in same store revenues was primarily attributable to an increase in the average price per unit on rent and an increase in merchandise sales and financial services revenue during the nine months ended September 30, 2008 as compared to 2007.
Franchise Revenue. Total franchise revenue decreased by $2.9 million or 8.9%, to $29.1 million for the nine months ended September 30, 2008 as compared to $32.0 million in 2007. This decrease was primarily attributable to the receipt of accelerated royalty payments in the third quarter of 2007 from five affiliated ColorTyme franchisees in consideration of the termination of their franchise agreements.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the nine months ended September 30, 2008 increased by $4.8 million, or 1.1%, to $434.0 million as compared to $429.2 million for the nine months ended September 30, 2007. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 22.9% for the nine months ended September 30, 2008 as compared to 22.0% for the nine months ended September 30, 2007. This increase was due to an increase in promotional activity in the nine months ended September 30, 2008 as compared to 2007.
Cost of Merchandise Sold. Cost of merchandise sold increased by $36.2 million, or 30.9%, to $153.2 million for the nine months ended September 30, 2008 from $117.0 million for the nine months ended September 30, 2007. The gross margin percent of merchandise sales decreased to 22.7% for the nine months ended September 30, 2008 from 27.5% for the nine months ended September 30, 2007. This percentage decrease was primarily attributable to an increased volume of sales of prepaid services at a lower margin than our historical margins on merchandise sales, as well as a decrease in the average sales price on merchandise sales for the nine months ended September 30, 2008 as compared to 2007, as a result of increased promotional activity during the 2008 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $18.8 million, or 1.5%, to $1,241.3 million for the nine months ended September 30, 2008 as compared to $1,260.1 million in 2007. The decrease was primarily the result of a decrease in expenses associated with the decrease in our store base due to our 2007 store consolidation plan and other restructuring items. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.5% for the nine months ended September 30, 2008 as compared to 2.8% in 2007. Salaries and other expenses expressed as a percentage of total store revenue decreased to 57.6% for the nine months ended September 30, 2008 from 58.4% in 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.0 million, or 4.5%, to $24.3 million for the nine months ended September 30, 2008 as compared to $23.2 million in 2007. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first nine months of 2008 as compared to 2007.
General and Administrative Expenses. General and administrative expenses increased slightly by $868,000, or 0.9%, to $94.0 million for the nine months ended September 30, 2008 as compared to $93.1 million in 2007. General and administrative expenses expressed as a percentage of total revenue was 4.3% for the nine months ended September 30, 2008 and 2007.
Amortization of Intangibles. Amortization of intangibles increased by $212,000, or 1.8%, to $12.1 million for the nine months ended September 30, 2008 from $11.9 million for the nine months ended September 30, 2007. This increase was primarily attributable to the goodwill write-down for stores sold, offset by intangible assets that were fully amortized during the nine months ended September 30, 2008 as compared to 2007.
Operating Profit. Operating profit increased by $16.8 million, or 8.7%, to $210.5 million for the nine months ended September 30, 2008 as compared to $193.8 million in 2007. Operating profit as a percentage of total revenue increased to 9.6% for the nine months ended September 30, 2008 from 8.9% for the nine months ended September 30, 2007. This increase was primarily attributable to the litigation charge of $51.3 million recorded in the 2007 period, offset by a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Interest expense. Interest expense decreased by $18.2 million, or 25.7%, to $52.7 million for the nine months ended September 30, 2008 as compared to $70.9 million in 2007. This decrease was attributable to a decrease in borrowings under our senior credit facilities in 2008 as compared to 2007 and a decrease in our weighted average interest rate to 6.38% during the first nine months of 2008 as compared to 7.70% during the first nine months of 2007 due to a decrease in the Eurodollar rate in 2008 as compared to 2007.
Net Earnings. Net earnings increased by $21.8 million, or 26.8%, to $103.5 million for the nine months ended September 30, 2008 as compared to $81.6 million in 2007. This increase was primarily attributable to the after tax litigation charge in 2007 and a decrease in interest expense in 2008 as compared to 2007, offset by a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
Store Revenue. Total store revenue increased by $2.4 million, or 0.3%, to $699.6 million for the three months ended September 30, 2008 as compared to $697.2 million for the three months ended September 30, 2007. The increase in total store revenue was primarily attributable to an increase in same store sales of 3.4%.
Same store revenues represent those revenues earned in 2,443 stores that were operated by us for each of the entire three month periods ended September 30, 2008 and 2007. Same store revenues increased by $17.3 million, or 3.4%, to $534.8 million for the three months ended September 30, 2008 as compared to $517.5 million in 2007. This increase in same store revenues was primarily attributable to an increase in the average price per unit on rent and an increase in merchandise sales and financial services revenue during the quarter ended September 30, 2008 as compared to 2007.
Franchise Revenue. Total franchise revenue decreased by $3.3 million, or 26.6%, to $9.1 million for the three months ended September 30, 2008 as compared to $12.5 million in 2007. This decrease was primarily attributable to the receipt of accelerated royalty payments in the third quarter of 2007 from five affiliated ColorTyme franchisees in consideration of the termination of their franchise agreements.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended September 30, 2008 increased by $2.1 million, or 1.5%, to $142.3 million as compared to $140.2 million for the three months ended September 30, 2007. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 22.9% for the three months ended September 30, 2008 as compared to 22.2% for the three months ended September 30, 2007. This increase was due to an increase in promotional activity in the three months ended September 30, 2008 as compared to 2007.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cost of Merchandise Sold. Cost of merchandise sold increased by $3.6 million, or 8.9%, to $44.7 million for the three months ended September 30, 2008 from $41.1 million for the three months ended September 30, 2007. The gross margin percent of merchandise sales decreased to 21.6% for the three months ended September 30, 2008 from 23.3% for the three months ended September 30, 2007. This percentage decrease was primarily attributable to an increased volume of sales of prepaid services at a lower margin than our historical margins on merchandise sales, as well as a decrease in the average sales price on merchandise sales for the three months ended September 30, 2008 as compared to 2007, as a result of increased promotional activity during the 2008 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $4.9 million, or 1.2%, to $417.4 million for the three months ended September 30, 2008 as compared to $422.3 million in 2007. The decrease was primarily the result of a decrease in expenses associated with the decrease in our store base due to our 2007 store consolidation plan and other restructuring items. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.6% for the three months ended September 30, 2008 as compared to 3.2% in 2007. Salaries and other expenses expressed as a percentage of total store revenue decreased to 59.7% for the three months ended September 30, 2008 from 60.6% in 2007.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $568,000, or 8.0%, to $7.6 million for the three months ended September 30, 2008 as compared to $7.1 million in 2007. This increase was primarily attributable to an increase in the cost of products sold to franchisees in the third quarter of 2008 as compared to 2007.
General and Administrative Expenses. General and administrative expenses decreased by $1.3 million, or 4.2%, to $30.4 million for the three months ended September 30, 2008 as compared to $31.7 million in 2007. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.3% for the three months ended September 30, 2008 as compared to 4.5% in 2007.
Amortization of Intangibles. Amortization of intangibles decreased by $408,000, or 10.3%, to $3.5 million for the three months ended September 30, 2008 from $3.9 million for the three months ended September 30, 2007. This decrease was primarily attributable to intangible assets that were fully amortized during the three months ended September 30, 2008 as compared to 2007.
Operating Profit. Operating profit decreased by $2.0 million, or 3.3%, to $58.5 million for the three months ended September 30, 2008 as compared to $60.6 million in 2007. Operating profit as a percentage of total revenue decreased slightly to 8.3% for the three months ended September 30, 2008 from 8.5% for the three months ended September 30, 2007. This decrease was primarily attributable to a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Interest expense. Interest expense decreased by $8.4 million, or 35.8%, to $15.0 million for the three months ended September 30, 2008 as compared to $23.4 million in 2007. This decrease was primarily attributable to a decrease in borrowings under our senior credit facilities in 2008 as compared to 2007, as well as a decrease in our weighted average interest rate to 5.81% during the third quarter of 2008 as compared to 7.66% during the third quarter of 2007 due to a decrease in the Eurodollar rate in 2008 as compared to 2007.
Net Earnings. Net earnings increased by $4.1 million, or 16.2%, to $29.4 million for the three months ended September 30, 2008 as compared to $25.3 million in 2007. This increase was primarily attributable to a decrease in interest expense, offset by a reduction in the margins on rentals and fees and merchandise sold, as discussed above.
Liquidity and Capital Resources
Overview. As of September 30, 2008, we had approximately $99.2 million in cash and cash equivalents and an additional $269.3 million available under our revolving credit facilities. Through the nine months ended September 30, 2008, we generated cash flow from operations of approximately $314.8 million. We reduced our outstanding indebtedness by approximately $265.0 million through the nine months ended September 30, 2008.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Analysis of Cash Flow. Cash provided by operating activities increased by $44.5 million to $314.8 million for the nine months ended September 30, 2008 from $270.3 million in 2007. This increase is attributable to an increase in deferred taxes as a result of the Economic Stimulus Act of 2008 as discussed below, and changes in working capital.
Cash used in investing activities decreased by $47.7 million to $43.7 million for the nine months ended September 30, 2008 from $91.5 million in 2007. This decrease is attributable to the completion of construction of our new corporate headquarters building in 2007 and a reduction in acquisitions of businesses in 2008 as compared to 2007.
Cash used in financing activities increased by $98.4 million to $269.3 million for the nine months ended September 30, 2008 from $170.9 million used in 2007. This increase in 2008 as compared to 2007 is primarily related to a reduction in our outstanding debt and subordinated notes, offset by a reduction in the purchase of treasury shares.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation expenses, including settlements or judgments, and implementation of our growth strategies, including investment in our financial services business. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets have recently experienced adverse conditions and continued volatility in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $288.7 million was available at October 30, 2008. At October 30, 2008, we had $107.2 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Litigation. The previously announced settlement of the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California has now received final approval from the court. Under the terms of the settlement, we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiffs’ attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We are entitled to any settlement fund monies not distributed under the terms of the settlement. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. We expect to fund settlement costs and plaintiffs’ attorneys’ fees in the amount of approximately $5.0 million in the fourth quarter of 2008, and the balance of the settlement amount in the first quarter of 2009.
In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.1 million in cash, to be distributed to certain groups of customers. We also agreed to a civil penalty in the amount of $750,000, which was paid in February 2007. We expect to fund the restitution account in the first quarter of 2009. As of September 30, 2008, we had accrued $9.1 million relating to this settlement.

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
Rental Merchandise Purchases. We purchased $541.6 million and $536.1 million of rental merchandise during the nine month periods ended September 30, 2008 and 2007, respectively.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $41.2 million and $76.1 million on capital expenditures during the nine month periods ended September 30, 2008 and 2007, respectively, and expect to spend approximately $13.8 million for the remainder of 2008.
Acquisitions and New Store Openings. During the first nine months of 2008, we acquired accounts from 24 locations, opened eight new stores, acquired two stores, consolidated 33 stores into existing locations and sold 13 stores. The acquired stores and accounts were the result of 18 separate transactions with an aggregate purchase price of approximately $8.3 million. Additionally, during the first nine months of 2008, we added financial services to 82 existing rent-to-own store locations, acquired accounts from one location, closed three stores and consolidated five stores with financial services into an existing location, ending the third quarter of 2008 with a total of 350 stores providing these services.
As of October 30, 2008, we have acquired accounts from three locations, opened four new stores and consolidated one store into an existing location during the fourth quarter of 2008. Additionally, as of October 30, 2008, we have added financial services to seven additional existing rent-to-own locations, closed one store and consolidated one store with financial services into an existing location during the fourth quarter of 2008.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
The table below shows the scheduled maturity dates of our senior term loans outstanding at September 30, 2008.

Year Ending December 31,	(In thousands)
2008	$4,318
2009	22,268
2010	92,268
2011	289,872
2012	345,238

$753,964

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $131.3 million had been utilized as of October 30, 2008. As of October 30, 2008, $268.7 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 2.84% at September 30, 2008. The weighted average Eurodollar and prime rates on our outstanding debt was 3.23% at October 30, 2008. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 3.5:1 for the period beginning December 31, 2007 through December 30, 2008 and 3.25:1 on or after December 31, 2008; and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2008:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.50:1	2.59:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.75:1
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
Lehman Brothers Holdings Inc. (“Lehman”) is one of the lenders participating in our revolving credit facility. Lehman’s commitment under the $400.0 million revolving credit facility is approximately $37.3 million, all of which is unfunded. On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We cannot be certain that Lehman will participate in any requests by us for funding under our revolving credit facility or whether another lender might assume Lehman’s commitment. We do not believe the Lehman bankruptcy will have a material adverse effect on our liquidity.
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
The 2003 indenture contains covenants that limit our ability to:
•	incur additional debt;
•	sell assets or our subsidiaries;
•	grant liens to third parties;
•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which approximately $160.3 million was available for use as of September 30, 2008); and
•	engage in a merger or sell substantially all of our assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
We repurchased $29.6 million and $30.0 million of our subordinated notes in May 2008 and August 2008, respectively, for a net gain of approximately $278,000.
Store Leases. We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2016. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $24.7 million was outstanding as of September 30, 2008. Mark E. Speese, Rent-A-Center’s Chairman of the Board and Chief Executive Officer, is a passive investor in Texas Capital Bank, owning less than 1% of its outstanding equity.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2008:

	Payments Due by Period
	Total		2008	2009-2010	2011-2012	Thereafter
	(In thousands)
Contractual Cash Obligations
Senior Credit Facilities (including current portion)	$753,964	(1)	$4,318	$114,536	$635,110	$—
7 1/2% Senior Subordinated Notes(2)	276,431		9,014	267,417	—	—
Operating Leases	471,638		45,600	284,559	124,843	16,636
Capital Leases	11,107		1,579	8,117	1,411	—

Total(3)	$1,513,140		$60,511	$674,629	$761,364	$16,636

(1)
Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2008 was 2.84%.

(2)	Includes interest payments of $9.0 million on each of May 1 and November 1 of each year.

(3)
As of September 30, 2008, we have $5.1 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of September 30, 2008, we had purchased a total of 18,610,950 shares of Rent-A-Center common stock for an aggregate of $447.4 million under this common stock repurchase program.
We repurchased $29.6 million and $30.0 million of our subordinated notes in May 2008 and August 2008, respectively, for a net gain of approximately $278,000.
Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our targeted customers’ monthly disposable income could adversely impact our results of operations.
Restructuring. Our expected total cash outlay related to the 2007 store consolidation plan and other restructuring items is expected to be between $26.1 million and $30.4 million. The total amount of cash used through September 30, 2008 was approximately $15.2 million, which primarily related to lease terminations. We expect to use approximately $10.9 million to

RENT-A-CENTER, INC. AND SUBSIDIARIES
$15.2 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013. Please refer to Note 7, Restructuring, in the Notes to Consolidated Financial Statements on page 8 of this report for more information on our 2007 store consolidation plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2008, we had $240.4 million in subordinated notes outstanding at a fixed interest rate of 7 1/2% and $754.0 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes, based on the closing price at September 30, 2008, was $223.5 million.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2008, we have not entered into any interest rate swap agreements. The credit markets have recently experienced adverse conditions, including wide fluctuations in rates. Continuing volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at September 30, 2008, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $7.6 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2008, we had accrued $20.2 million relating to probable losses for our outstanding litigation as follows (in millions):

Shafer/Johnson Matter	$11.0
California Attorney General Settlement	9.1
Other Litigation	0.1

Total Accrual	$20.2

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
California Attorney General Inquiry. In October 2006, we announced that we had reached a settlement with the California Attorney General to resolve the inquiry received in the second quarter of 2004 regarding our business practices in California with respect to cash prices and our membership program. Under the terms of the settlement, which has now been documented and approved by the court, we will create a restitution fund in the amount of approximately $9.1 million in cash, to be distributed to certain groups of customers. Restitution checks will contain a restrictive endorsement releasing us from claims that arise from or relate to the cash price set forth in the rental purchase agreement and the customer’s purchase of the Preferred Customer Club. We have reached an agreement with the Attorney General and the settlement administrator with respect to the implementation procedures for the restitution program and expect to fund the restitution account in the first quarter of 2009. We also agreed to a civil penalty in the amount of $750,000, which was paid in the first quarter of 2007. As of September 30, 2008, we had accrued $9.1 million relating to this settlement.
State Wage and Hour Class Actions
Eric Shafer, et al. v. Rent-A-Center, Inc. The previously announced settlement of the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California has now received final approval from the court. These matters allege violations by us of certain wage and hour laws of California. Under the terms of the settlement, we will pay an aggregate of $11.0 million in cash, including settlement costs and plaintiffs’ attorneys’ fees, to be distributed to an agreed-upon class of our employees from May 1998 through March 31, 2008. We are entitled to any settlement fund monies not distributed under the terms of the settlement. In connection with the settlement, we are not admitting liability for our wage and hour practices in California. To account for the aforementioned costs, we recorded a pre-tax expense of $11.0 million during the fourth quarter of 2007. We expect to fund settlement costs and plaintiffs’ attorneys’ fees in the amount of approximately $5.0 million in the fourth quarter of 2008, and the balance of the settlement amount in the first quarter of 2009.
We believe that the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund these settlements without adversely affecting our liquidity in a material way.

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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the nine months ended September 30, 2008, our same store sales increased by 2.8% compared to the nine months ended September 30, 2007. Our same store sales increased by 2.1% and 1.9% for all of 2007 and 2006, respectively, and decreased by 2.3% for all of 2005. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.
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
Our financial services business is subject to federal statutes and regulations such as the USA Patriot Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Anti-Money Laundering Act, and similar state laws. In addition, we are subject to various state regulations regarding the terms of our short term consumer loans and our policies, procedures and operations relating to those

RENT-A-CENTER, INC. AND SUBSIDIARIES
loans, including the fees we may charge, as well as fees we may charge in connection with our other financial services products. The failure to comply with such regulations may result in the imposition of material fines, penalties, or injunctions. Congress and/or the various legislatures in the states where we currently operate or intend to offer financial services products may adopt new legislation or amend existing legislation with respect to our financial services business that could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of September 30, 2008, $754.0 million was outstanding under our senior credit facilities.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:
•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales, when and how many rent-to-own stores we acquire or open, and the rate at which we add financial services to our existing rent-to-own stores;
•	quarterly variations in our competitors’ results of operations;
•	changes in earnings estimates or buy/sell recommendations by financial analysts; and
•	the stock price performance of comparable companies.
In addition, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to these companies’ operating performance.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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

Date: November 3, 2008

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

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 17, 2008.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

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