Form 10-K
period 2008-12-31
RENT A CENTER INC DE
filed 2009-02-27
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the 58,202,180 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2008	$1,197,218,843
Number of shares of Common Stock outstanding as of the close of business on February 20, 2009:	65,986,784

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business.

Overview

Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.

We are the largest operator in the United States rent-to-own industry with an approximate 38% market share based on store count. At December 31, 2008, we operated 3,037 company-owned stores nationwide and in Canada and Puerto Rico, including 31 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores located in Canada operating under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2008, ColorTyme had 222 franchised rent-to-own stores in 34 states. These franchise stores represent an additional 3% market share based on store count.

Our stores generally offer high quality, durable products such as major consumer electronics, appliances, computers and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The rental purchase transaction is a flexible alternative for consumers to obtain the use and enjoyment of brand name merchandise without incurring debt. Key features of the rental purchase transaction include:

•	convenient payment options — in-store or over the phone;

•	no long-term obligations;

•	right to terminate without penalty;

•	no requirement of a credit history;

•	set-up and delivery included at no additional charge;

•	product maintenance;

•	lifetime reinstatement; and

•	flexible options to obtain ownership — 90 days same as cash, early purchase options, or payment through the term of the agreement.

We offer well known brands such as Sony, Philips, LG, Hitachi, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Toshiba, Sony, Hewlett-Packard and Dell computers and Ashley, England and Klaussner furniture. We also offer high levels of customer service, including repair, pickup and delivery, generally at no additional charge. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 75% of our business is from repeat customers.

We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing rent-to-own stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of December 31, 2008, we offered some or all of these financial services products in 351 Rent-A-Center store locations in 18 states.

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

Industry Overview

According to the Association of Progressive Rental Organizations, the rent-to-own industry in the United States and Canada consists of approximately 8,500 stores and serves approximately 3.0 million households. We estimate that the two largest rent-to-own industry participants account for approximately 4,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The rent-to-own industry is highly fragmented and has experienced significant consolidation. We believe this consolidation trend in the industry will continue, presenting opportunities for us to continue to acquire additional stores or customer accounts on favorable terms.

The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 73% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. The Association of Progressive Rental Organizations also estimates that 95% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not; the low payments; the lack of a credit check; the convenience and flexibility of the transaction; the quality of the merchandise; the quality of the maintenance, delivery, and other services; the friendliness and flexibility of the store employees; and the lack of any problems or hassles.”

Historical Growth

From 1993 to 2006, we pursued an aggressive growth strategy in which we sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. Since March 1993, our company-owned store base has grown from 27 to 3,037 at December 31, 2008, primarily through acquisitions, including the acquisition in November 2006 of Rent-Way, Inc. (“Rent-Way”), which operated 782 stores in 34 states. During this period, we acquired over 3,600 stores, including approximately 400 of our franchised stores. These acquisitions occurred in approximately 240 separate transactions, including ten transactions where we acquired in excess of 50 stores. In addition, we strategically opened or acquired stores near market areas served by existing stores (“cannibalized”) to enhance service levels, gain incremental sales and increase market penetration.

The following table summarizes the store growth activity over the last three fiscal years:

	2008	2007	2006

Stores at beginning of period	3,081	3,406	2,760
New store openings	26	27	40
Acquired stores remaining open	5	14	646
Closed stores(1)
Merged with existing stores	45	363	25
Sold or closed with no surviving store	30	3	15

Stores at end of period	3,037	3,081	3,406

Acquired stores closed and accounts merged with existing stores	38	36	164
Total approximate purchase price of acquisitions	$15.7 million	$20.1 million	$657.4 million

(1)	Substantially all of the merged, sold or closed stores in 2008 and 2007 relate to our store consolidation plans discussed below and in more detail in Note F, Restructuring, in the Notes to the Consolidated Financial Statements on page 59.

Store Consolidation.  We believe our aggressive store acquisition program and our planned cannibalization resulted in over penetration in some markets. We continually evaluate every market in which we operate by reviewing operating results, competitive positioning, and growth potential. As a result of such review in December 2007, we committed to a store consolidation plan pursuant to which we closed or merged 282 stores as of December 31, 2008.

Future Store Growth.  We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry both nationally and internationally. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. We also intend to continue to critically evaluate the markets in which we operate and will close, sell or merge underperforming stores.

Competitive Strengths

We believe the following competitive strengths position us well for continued growth:

Geographic Footprint.  At December 31, 2008, we operated 3,037 stores nationwide and in Canada and Puerto Rico. In addition, our subsidiary, ColorTyme, franchised 222 stores in 34 states. We believe the number and location of our stores combined with the strength of our brand provides us with a unique platform from which to market additional products and services to our customer demographic. The following table shows the geographic distribution of our stores:

	Number of Stores
	Company		With Financial
Location	Owned		Services	Franchised

Alabama	60		—	5
Alaska	6		5	4
Arizona	58		6	—
Arkansas	39		—	1
California	139		—	5
Colorado	44		13	1
Connecticut	40		—	1
Delaware	20		—	—
District of Columbia	4		—	—
Florida	188		—	20
Georgia	88		—	12
Hawaii	11		7	5
Idaho	11		6	3
Illinois	110	†	—	8
Indiana	101		—	4
Iowa	27		11	—
Kansas	34		13	8
Kentucky	67		20	3
Louisiana	45		—	5
Maine	28		—	9
Maryland	65		—	11
Massachusetts	69		—	1
Michigan	104		—	9
Minnesota	4	*	—	—
Mississippi	35		—	1
Missouri	65		16	—
Montana	9		5	—
Nebraska	14		1	—
Nevada	23		4	—
New Hampshire	20		—	1
New Jersey	44		—	—
New Mexico	26		10	9
New York	178		—	3
North Carolina	133		—	15
North Dakota	3		—	—
Ohio	183		51	4
Oklahoma	44		—	6
Oregon	27		—	4
Pennsylvania	152		—	3
Puerto Rico	43		—	—
Rhode Island	16		—	2
South Carolina	67		—	6
South Dakota	4		—	—
Tennessee	91		37	4
Texas	292		113	35
Utah	16		8	—
Vermont	9		—	—
Virginia	70		—	11
Washington	44		25	3
West Virginia	33		—	—
Wisconsin	21	*	—	—
Wyoming	5		—	—
Canada	8		—	—

TOTAL	3,037		351	222

*	Retail installment stores

†	Includes six retail installment stores

Management Expertise.  Our management team at both the corporate and operational levels is highly experienced and motivated. Our executive management team has extensive experience in the rent-to-own industry with over 100 combined years of service with us and has demonstrated the ability to grow our business through their operational leadership and strategic vision.

Financial Strength.  Historically, our operations have generated strong cash flow, averaging $210.2 million in operating cash flow per year since 1998. As a result, we have been able to invest in acquisitions and new business opportunities while maintaining a strong balance sheet.

Collections.  The breadth of our store locations also provides us with the operational infrastructure to support our collection efforts. The ability to timely and personally contact customers through our local field personnel is critical to our ability to collect payments or regain possession of rented merchandise. In addition, we believe we have developed lasting relationships with our customers, as well as obtained extensive knowledge of our targeted customer demographic, through our collection experience.

Integration Experience.  We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own industry will result in ongoing consolidation opportunities. Acquired stores benefit from our improved product mix, sophisticated management information system, purchasing power and administrative network.

Strategy

We intend to capitalize on our competitive strengths and continue to build our position as a leading provider of products and services to cash and credit constrained consumers by focusing our strategic efforts on the following:

•	enhancing the operations, revenue and profitability of our store locations;

•	seeking additional distribution channels for our products and services;

•	leveraging our financial strength; and

•	strengthening customer relationships through community involvement.

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

We believe we will achieve further gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

•	use consumer focused advertising, including direct mail, television, radio and print media, which highlights the appealing features of our services to increase store traffic and expand our customer base;

•	focus on the customer experience, both in our store locations, as well as on our website;

•	focus on improving the operations in our existing financial services store locations;

•	respond to competitive pressures on a market by market basis with specifically tailored action plans;

•	acquire customer accounts;

•	expand the offering of product lines to appeal to more customers to increase the number of transactions and grow our customer base;

•	evaluate other growth strategies, including the entry into additional lines of business offering products and services designed to appeal to our customer demographic;

•	employ strict store-level cost control;

•	analyze and evaluate store operations against key performance indicators; and

•	use a revenue and profit based incentive pay plan.

Seeking Additional Distribution Channels for Our Products and Services

We believe there are opportunities for us to obtain new customers through sources other than our existing rent-to-own stores. Through agreements with other retailers, we intend to offer the rent-to-own transaction to consumers who do not qualify for financing from such retailer, offering the consumer the opportunity to obtain the merchandise they want or need. There can be no assurance that we will be successful in our efforts to expand our distribution channels by entering into such agreements with other retailers, or that such operations, should they be added, will prove to be profitable.

Leveraging our Financial Strength

We believe we can leverage our financial strength by investing significantly in people, processes and technology to reduce our cost infrastructure. We are focused on lowering operating expenses through our investments in centralized inventory purchasing, centralized procurement, and enhanced information management systems. We believe the creation of a centralized inventory purchasing system will allow us to better manage our inventory at the store level while expanding availability of the most popular products. The development of an on-line procurement tool and careful review of our processes has allowed us to reduce many of our store-level expenses. We believe our financial strength allows us to pursue these and other initiatives while also making strategic use of our cash to enhance our balance sheet.

Strengthening Customer Relationships through Community Involvement

We seek to further strengthen relationships with our customers through community involvement both at the local store level and as a company through corporate donations and initiatives. We encourage the management of each of our stores to involve themselves with their respective local communities. In addition, we participate in various programs, including the following:

•	Since 2002, co-workers at our headquarters facility in Plano, Texas have worked to fight hunger through the North Texas Food Bank. On a national basis, we have committed $500,000 over four years in the fight to end hunger.

•	Each spring, we raise funds for Big Brothers Big Sisters of America. With a donation of $1 or more, customers, co-workers and the community sign their name on a paper spring egg to hang in our stores. Since 2003, we have donated more than $1.4 million.

•	In 2004, we established the Make A Difference Scholarship which provides $50,000 annually to customers, their children and our co-workers’ children who are pursuing an undergraduate degree at the college or university of their choice.

•	Since 2005, we have teamed up with Boys & Girls Clubs to furnish special “RAC” Rooms to the centers that need them most. Each year, we create 20 new RAC Rooms around the country. Clubs choose the merchandise they need, including furniture, televisions, electronics and computers.

•	We pledged $800,000 over four years in grants to Junior Achievement offices in communities across the U.S. as part of our commitment to promoting financial literacy in our communities. Our program with Junior Achievement assures that financial literacy programs will be taught to children in grades K-12 in schools where at least 51% of students qualify for free or reduced lunch.

•	Random Acts of Caring brings unexpected gifts to people and organizations that serve others. Examples include furnishing rooms in three fire stations in New York and donating $5,000 to the FDNY Foundation, and providing Summit Academy, a school for children with special learning needs in Warren, Ohio, with six computers and two HDTV’s.

Rent-A-Center Store Operations

Store Design

Our stores average approximately 4,700 square feet and are located primarily in strip centers. Because we utilize “just in time” inventory strategies, receiving merchandise shipments in relatively small quantities directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs.

Product Selection

Our stores generally offer merchandise from four basic product categories: major consumer electronics, appliances, computers and furniture and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit inventory to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2008, consumer electronic products accounted for approximately 35% of our store rental revenue, furniture and accessories for 33% and appliances and computers for 16% each. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

Major consumer electronic products offered by our stores include high definition televisions, home theatre systems, video game consoles and stereos from top name-brand manufacturers such as Sony, Nintendo, Philips, LG, Hitachi, Toshiba and Mitsubishi. We offer major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, freezers and ranges. We offer desktop and laptop computers from Toshiba, Sony, Hewlett Packard and Dell. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England and Klaussner and other top name-brand manufacturers. Accessories include pictures, lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

Rental Purchase Agreements

Our customers generally enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of seven to 30 months, depending upon the product type, or exercises a specified early purchase option. We do not conduct a formal credit investigation of each customer. We do require a potential customer to provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are also contacted to verify the information contained in the customer’s rental purchase order form. Rental payments are generally made in the store or by telephone. We accept cash and credit or debit cards. Approximately 86% of our agreements are on a weekly term. Depending on state regulatory requirements, we may charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled “— Government Regulation.”

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

Collections

Store managers use our management information system to track collections on a daily basis. For fiscal years 2008, 2007, and 2006, the average week ending past due percentages were 6.38%, 6.43% and 6.58%, respectively. Our goal was to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening in the three years. For the 2009 fiscal year, our goal remains the same at 5.99%. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period.

Pursuant to the rental purchase agreements, customers who become delinquent in their rental payments and fail to return the rented merchandise are or may over time become liable for accrued rent through the date the merchandise is finally returned or the amount of the early purchase option or, if the merchandise is not returned before expiration of the original term of weeks or months to ownership under the rental purchase agreement, then the total balance of payments necessary to acquire ownership of the merchandise. If the customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the ninetieth day following the time the account became past due. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.5% in 2008, 2.8% in 2007 and 2.4% in 2006.

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

At December 31, 2008, we had 483 district managers who, in turn, reported to 76 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the district managers in their region. Similar to the district managers, regional directors are responsible for ascertaining whether stores are following the operational guidelines. The regional directors report to 10 division vice presidents located throughout the country. The regional directors and division vice presidents receive a significant amount of their compensation based on the revenue and profitability of the stores under their management.

Our executive management team at the home office oversees field operations, with an overall strategic focus. The executive management team directs and coordinates advertising, purchasing, financial planning and controls, employee training, personnel matters, acquisitions and new store initiatives. The centralization and coordination of such operational matters allows our store managers to focus on individual store performance. A portion of our executive management compensation is determined by the profits generated by us.

Management Information Systems

Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day’s activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track all of our merchandise and rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores’ depository accounts into our central operating account based on a formula from bank balances that is reconciled back to the balances reported by the stores. Our system also includes extensive management software, report-generating capabilities and a virtual private network. The virtual private network allows us to communicate with the stores more effectively and efficiently. Utilizing the management information system, our executive management, division vice presidents, regional directors, district managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines.

The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our internal financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.

Purchasing and Distribution

Our executive management determines the general product mix in our stores based on analyses of customer rental patterns and the introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by executive management. Store and district managers make specific purchasing decisions for the stores, subject to review by executive management, on our online ordering system. Additionally, we have predetermined levels of inventory allowed in each store which restrict levels of merchandise that may be purchased. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not utilize any distribution centers. These practices allow us to retain tight control over our inventory and, along with our selection of products for which consistent historical demand has been shown, reduce the number of obsolete items in our stores. The stores also have online access to determine whether other stores in their market may have merchandise available. We are currently investing in new inventory management systems and processes to enhance further our inventory management.

We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Whirlpool and Ashley, who accounted for approximately 14.8% and 12.6%, respectively, of merchandise purchased in 2008. No other supplier accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe that the success of our operations is dependent on any one or more of our present suppliers.

Marketing

We promote the products and services in our stores through television and radio commercials, print advertisements, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, prompt delivery, price match, service at no extra cost, lifetime reinstatement and the absence of initial deposits, credit investigations or long-term obligations. In 2007, we began the “RAC Worry-Free Guaranteetm” initiative to further highlight and promote these aspects of the rent-to-own transaction. In 2008, we introduced “Credit Free Life,” an integrated campaign utilizing TV, radio, newspaper and e-mail initiatives, as well as an information microsite, to explain how a rent-to-own transaction can help consumers meet their needs without incurring debt. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Advertising expense as a percentage of store revenue for the years ended December 31, 2008, 2007 and 2006 was approximately 2.9%, 2.8% and 2.8%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.

Competition

The rent-to-own industry is highly competitive. According to industry sources and our estimates, the two largest industry participants account for approximately 4,800 of the 8,500 rent-to-own stores in the United States and Canada. We are the largest operator in the rent-to-own industry with 3,037 stores and 222 franchised locations as of December 31, 2008. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

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

Retail Store Operations

As of December 31, 2008, we operated 31 stores utilizing a retail model which generates installment credit sales through a retail sale transaction. Twenty-three of these stores operate under the name “Get It Now” and eight stores under the name “Home Choice.” Our retail stores are located in Illinois, Minnesota and Wisconsin.

ColorTyme Operations

ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2008, ColorTyme franchised 222 stores in 34 states. These rent-to-own stores primarily offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2008, 15 new franchise locations were added, 17 were sold, of which 16 were sold to another Rent-A-Center subsidiary, and three stores closed.

All of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks and logos. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 5.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $20,000 per new location for existing franchisees and up to $25,000 per location for new franchisees.

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

The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 18.5% and 11.0% of merchandise purchased by ColorTyme in 2008, respectively.

ColorTyme franchisees may also offer financial services, such as short term secured and unsecured loans, in addition to traditional rent-to-own products. In addition, some of ColorTyme’s franchised stores offer custom rims and tires for sale or rental under the trade names “RimTyme” or “ColorTyme Custom Wheels.” As of December 31, 2008, 42 ColorTyme stores operated by 17 separate franchisees offered financial services. Twelve ColorTyme stores operated by four separate franchisees offered tires and rims exclusively.

ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $24.5 million was outstanding as of December 31, 2008.

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

ColorTyme licenses the use of its trademarks and servicemarks to its franchisees under the franchise agreement. ColorTyme owns various trademarks and servicemarks, including ColorTyme®, RimTyme®, and Your Hometown ColorTyme®, that are used in connection with its operations and have been registered with the United States Patent and Trademark office. The duration of these marks is unlimited, subject to periodic renewal and continued use.

Some of ColorTyme’s franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.

Financial Services Operations

We offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services under the trade names “RAC Financial Services” and “Cash AdvantEdge” within certain of our existing Rent-A-Center store locations. As of December 31, 2008, we offered some or all of these financial services products in 351 Rent-A-Center store locations in 18 states. We intend to focus our resources on improving the operations in these existing financial services store locations and do not plan to add significantly to the number of Rent-A-Center store locations offering financial services at this time.

Stores offering financial services products in addition to traditional rent-to-own products generally require one to two additional employees. Management of our financial services business is integrated with our rent-to-own operations, with five financial services regional directors and 44 financial services district managers reporting to our division vice presidents.

Our financial services business operates in a highly competitive industry. Similar financial services products are offered by large regional or national entities, smaller independent outlets and pawnshops. Competitive factors include location, service, maximum loan amount, repayment options and fees.

Trademarks

We own various trademarks and servicemarks, including Rent-A-Center®, that are used in connection with our operations and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we have obtained trademark registrations in Canada. We believe we hold the necessary rights for protection of the trademarks and servicemarks essential to our business. The products held for rent in our stores also bear trademarks and servicemarks held by their respective manufacturers.

Employees

As of February 18, 2009, we had approximately 17,900 employees, of whom 575 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are covered by a collective bargaining agreement. We believe relationships with our employees are generally good.

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

Courts in each of Minnesota, which has a rental purchase statute, and Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Minnesota and Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now and Home Choice stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe conform with the retail installment sales act. We operate 25 Get It Now and Home Choice stores in Minnesota and Wisconsin, and 44 Rent-A-Center stores in New Jersey.

North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 133 stores in North Carolina.

Legislation has been introduced in New York from time to time that would significantly amend that state’s existing rental purchase statute. Recently introduced bills would impose significant pricing restrictions in New York and, if enacted as proposed, would have a material and adverse impact on our operations in New York. While predecessors of these bills have not received widespread support from members of either body of New York’s legislature, we are unable to assure you that such adverse legislation will not be enacted in the future. We operate 178 stores in New York.

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

There can be no assurance as to whether new or revised rental purchase laws will be enacted or whether, if enacted, the laws would not have a material and adverse effect on us.

Financial Services

Our financial services business is subject to regulation and supervision primarily at the state and federal levels. We intend to offer our financial services products only in those jurisdictions with favorable regulatory environments.

In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we offer financial services other than Texas), we are a licensed lender where required and are subject to various state regulations regarding the terms of our short term consumer loans and our policies, procedures and operations relating to those loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance or service charges or fees that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew or “rollover” a loan.

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

In 2008, legislation was enacted in Ohio which revised the statutes governing the short term consumer loan product we offered there at that time. The rate caps under the revised statute made it economically unfeasible to continue offering our loan products pursuant to that statute. As a result of this adverse legislation, we began offering alternative loan products and services in Ohio under other applicable provisions of Ohio law. We cannot assure you that we will be successful in offering these alternative products and services to consumers in Ohio, or whether such alternative products and services will prove to be economically feasible. We operate 51 stores in Ohio.

Legislative activity with respect to the financial services industry at the state and federal level continues to be significant. Both favorable and adverse legislation has been introduced in a number of states as well as in Congress. There can be no assurance as to whether new or revised financial services laws will be enacted or whether, if enacted, the laws would not have a material and adverse effect on us.

Item 1A.	Risk Factors.

You should carefully consider the risks described below before making an investment decision. We believe these are the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this report, including our financial statements and related notes.

We may not be able to successfully increase revenue in our rent-to-own stores, which could cause our future earnings to grow more slowly or even decrease.

Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. Our same store sales increased by 2.3%, 2.1% and 1.9% in 2008, 2007 and 2006, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.

If we fail to effectively manage the growth, integration and profitability of our financial services business, we may not realize the economic benefit of our financial investment in such operations.

We face risks associated with integrating our financial services business into our existing operations, including further development of information technology and financial reporting systems. In addition, a newly opened financial services location generally does not attain positive cash flow during its first year of operations. Also, the financial services industry is highly competitive and regulated by federal, state and local laws.

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

A change of control could accelerate our obligation to pay our outstanding indebtedness, and we may not have sufficient liquid assets at that time to repay these amounts.

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2008, $721.7 million was outstanding under our senior debt.

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

Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities and the indenture governing our subordinated notes each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of Rent-A-Center’s common stock that some or a majority of Rent-A-Center’s stockholders might consider to be in their best interests.

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

We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2016. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,900 to 24,000 square feet, and average approximately 4,700 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space.

We own the land and building at 5501 Headquarters Drive, Plano, Texas, in which our corporate headquarters are located. The land and improvements are pledged as collateral under our senior credit facilities.

We believe suitable store space generally is available for lease and we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores.

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

As of December 31, 2008, we had accrued $11.3 million relating to probable losses for our outstanding litigation as follows (in millions):

Shafer/Johnson Matter	$1.8
California Attorney General Settlement	9.4
Other Litigation	0.1

Total Accrual	$11.3

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

California Attorney General Inquiry.  In January 2009, we paid $9.4 million in accordance with the settlement with the California Attorney General.

Eric Shafer, et al. v. Rent-A-Center, Inc.  We recorded a pre-tax expense of $11.0 million in the fourth quarter of 2007 related to the settlement of the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc., coordinated matters pending in state court in Los Angeles, California. Due to fewer class members eligible to participate in the settlement than originally estimated, as well as negotiated reductions in settlement payments to certain plaintiffs, the maximum claim amount remaining to be paid was reduced by approximately $2.4 million during the fourth quarter of 2008. We also paid settlement costs and plaintiffs’ attorneys’ fees in the amount of approximately $4.4 million, and settlement payments in the aggregate amount of approximately $2.4 million during the fourth quarter of 2008. We expect to fund the maximum remaining settlement payments of approximately $1.8 million during 2009.

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

2008	High	Low

Fourth Quarter	$22.68	$9.97
Third Quarter	26.00	18.60
Second Quarter	23.20	17.07
First Quarter	20.22	11.67

2007	High	Low

Fourth Quarter	$18.59	$13.17
Third Quarter	27.06	16.85
Second Quarter	29.01	25.90
First Quarter	31.09	26.32

As of February 20, 2009, there were approximately 51 record holders of our common stock.

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

Cash dividend payments are subject to the restrictions in our senior credit facilities and the indenture governing our subordinated notes. These restrictions would not currently prohibit the payment of cash dividends. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations  Liquidity and Capital Resources — Senior Credit Facilities” on page 35 of this report for further discussion of such restrictions.

Under our common stock repurchase program, we are authorized to repurchase up to $500.0 million in aggregate purchase price of our common stock. As of December 31, 2008, we had repurchased a total of 19,412,750 shares of Rent-A-Center common stock for an aggregate of $457.8 million under our common stock repurchase program. For the year ended December 31, 2008, we repurchased 951,800 shares of our common stock for an aggregate purchase price of $13.4 million. In the fourth quarter of 2008, we effected the following repurchases of our common stock:

				Maximum Dollar
			Total Number of	Value that May Yet
			Shares Purchased	Be Purchased
	Total Number	Average Price	as Part of Publicly	Under the Plans
	of Shares	Paid per Share	Announced Plans	or Programs
Period	Purchased	(Including Fees)	or Programs	(Including Fees)

October 1 through October 31	150,000	$14.0456	150,000	$50,422,839
November 1 through November 30	651,800	$12.5574	651,800	$42,237,933
December 1 through December 31

Total	801,800	$12.8358	801,800	$42,237,933

Stock Performance Graph

The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Market Index and a peer group index selected by us. The peer group index consists of Aaron Rents, Inc., Family Dollar Stores, Inc., 99¢ Only Stores, Dollar Tree Stores, Inc., Dollar Financial Corp., Advance America, Cash Advance Centers, Inc., EZCORP, Inc., and Cash America International, Inc. The graph assumes $100 was invested on December 31, 2003 and dividends, if any, were reinvested for all years ending December 31.

Item 6.	Selected Financial Data

The selected financial data presented below for the five years ended December 31, 2008 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2008		2007		2006		2005		2004
			(In thousands, except per share data)

Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,505,268		$2,594,061		$2,174,239	(7)	$2,084,757		$2,071,866
Merchandise sales	256,731		208,989		175,954		177,292		166,594
Installment sales	41,193		34,576		26,877		26,139		24,304
Other	42,759		25,482		15,607		7,903		3,568
Franchise
Merchandise sales	33,283		34,229		36,377		37,794		41,398
Royalty income and fees	4,938		8,784	(4)	4,854		5,222		5,525

Total revenue	2,884,172		2,906,121		2,433,908		2,339,107		2,313,255
Operating expenses
Direct store expenses
Cost of rentals and fees	572,900		574,013		476,462	(7)	452,583		450,035
Cost of merchandise sold	194,595		156,503		131,428		129,624		119,098
Cost of installment sales	16,620		13,270		11,346		10,889		10,512
Salaries and other expenses	1,651,805		1,684,965		1,385,437	(8)	1,358,760	(11)	1,277,926
Franchise cost of merchandise sold	31,705		32,733		34,862		36,319		39,472

	2,467,625		2,461,484		2,039,535		1,988,175		1,897,043
General and administrative expenses	125,632		123,703		93,556		82,290		75,481
Amortization and write-down of intangibles	16,637		15,734		5,573		11,705	(12)	10,780
Litigation expense (credit)	(4,607	)(1)	62,250	(5)	73,300	(9)	(8,000	)(13)	47,000	(16)
Restructuring charge	4,497	(2)	38,713	(6)	—		15,166	(14)	—

Total operating expenses	2,609,784		2,701,884		2,211,964		2,089,336		2,030,304

Operating profit	274,388		204,237		221,944		249,771		282,951
Income from sale of charged off accounts	—		—		—		—		(7,924	)(17)
Finance charges from refinancing	—		—		4,803	(10)	—		4,173
Gain on extinguishment of debt	(4,335	)(3)	—		—		—		—
Interest expense, net	57,381		87,951		53,003		40,703		35,323

Earnings before income taxes	221,342		116,286		164,138		209,068		251,379
Income tax expense	81,718		40,018		61,046		73,330	(15)	95,524

Item 6. Selected Financial Data — Continued
	Year Ended December 31,
	2008	2007	2006		2005	2004
	(In thousands, except per share data)

NET EARNINGS	$139,624	$76,268	$103,092		$135,738	$155,855

Basic earnings per common share	$2.10	$1.11	$1.48		$1.86	$1.99

Diluted earnings per common share	$2.08	$1.10	$1.46		$1.83	$1.94

Consolidated Balance Sheet Data
Rental merchandise, net	$819,054	$937,970	$1,056,233	(18)	$750,680	$759,111
Intangible assets, net	1,266,953	1,269,094	1,281,597		929,326	922,404
Total assets	2,496,702	2,626,943	2,740,956	(18)	1,948,664	1,967,788
Total debt	947,087	1,259,335	1,293,278		724,050	708,250
Total liabilities(19)	1,417,500	1,679,852	1,797,997	(18)	1,125,232	1,173,517
Stockholders’ equity	1,079,202	947,091	942,959	(18)	823,432	794,271
Operating Data (Unaudited)
Stores open at end of period	3,037	3,081	3,406		2,760	2,875
Comparable store revenue growth (decrease)(20)	2.3%	2.1%	1.9%		(2.3)%	(3.6)%
Weighted average number of stores	3,056	3,376	2,848		2,844	2,788
Franchise stores open at end of period	222	227	282		296	313

(1)	Includes the effects of a $4.6 million in pre-tax litigation credits recorded in the fourth quarter of 2008 related to the Perez matter and the Shafer/Johnson matter

(2)	Includes the effects of a $4.5 million pre-tax restructuring expense as part of the store consolidation plan and other restructuring items announced December 3, 2007.

(3)	Includes the effects of a $4.3 million pre-tax gain on the extinguishment of debt recorded in the fourth quarter of 2008.

(4)	Includes the effects of a $3.9 million pre-tax benefit recorded in the third quarter of 2007 as a result of the receipt of accelerated royalty payments from franchisees in consideration of the termination of their franchise agreements.

(5)	Includes the effects of a $51.3 million pre-tax litigation expense recorded in the first quarter of 2007 related to the Perez matter and the effects of an $11.0 million pre-tax litigation expense recorded in the fourth quarter of 2007 related to the Shafer/Johnson matter.

(6)	Includes the effects of a $38.7 million pre-tax restructuring expense recorded in the fourth quarter of 2007 related to the store consolidation plan and other restructuring items announced December 3, 2007.

(7)	Includes the effects of adopting SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(8)	Includes the effects of adopting SFAS 123R, Share-Based Payment (“SFAS 123R”), of approximately $7.8 million of pre-tax expense related to stock options and restricted stock units granted.

(9)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation, the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General and the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation reserve with respect to the Perez case.

(10)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 and the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(11)	Includes the effects of $5.2 million in charges recorded in the third and fourth quarters of 2005 as a result of Hurricanes Katrina, Rita and Wilma. These charges were primarily related to the disposal of inventory and fixed assets.

(12)	Includes the effects of $3.7 million in goodwill impairment charges recorded in the third quarter of 2005 as result of Hurricane Katrina.

(13)	Includes the effect of a pre-tax legal reversion of $8.0 million recorded in the first quarter of 2005 associated with the settlement of a class action lawsuit in the state of California.

(14)	Includes the effects of a $15.2 million pre-tax restructuring expense as part of the store consolidation plan announced September 6, 2005.

(15)	Includes the effects of a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(16)	Includes the effects of a pre-tax legal settlement charge of $47.0 million recorded in the third quarter of 2004 associated with the settlement of a class action lawsuit in the state of California.

(17)	Includes the effects of $7.9 million in pre-tax income associated with the 2004 sale of previously charged off accounts.

(18)	Includes the effects of adopting SAB 108 of a $4.2 million increase in accounts receivable, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million related to adjustments for deferred revenue and a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adjustments for property taxes.

(19)	In accordance with the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), total liabilities also includes redeemable convertible voting preferred stock for the years ended December 31, 2002 through December 31, 2005.

(20)	Comparable store revenue growth for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the largest operator in the United States rent-to-own industry with an approximate 38% market share based on store count. At December 31, 2008, we operated 3,037 company-owned stores nationwide and in Canada and Puerto Rico, including 31 retail installment sales stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2008, ColorTyme had 222 franchised rent-to-own stores in 34 states. These franchise stores represent an additional 3% market share based on store count.

Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise without incurring debt. Key features of the rental purchase transaction include:

•	convenient payment options — in-store or over the phone;

•	no long-term obligations;

•	right to terminate without penalty;

•	no requirement of a credit history;

•	set-up and delivery included at no additional charge;

•	product maintenance;

•	lifetime reinstatement; and

•	flexible options to obtain ownership — 90 days same as cash, early purchase options, or payment through the term of the agreement.

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

From 1993 to 2006, we pursued an aggressive growth strategy in which we sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Typically, a newly opened rent-to-own store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $500,000, with roughly 75% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Because of significant growth since our formation, our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

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

We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing rent-to-own stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of December 31, 2008, we offered some or all of these financial services products in 351 Rent-A-Center store locations in 18 states. We intend to focus our resources on improving the operations in these existing financial services store locations and do not plan to add significantly to the number of Rent-A-Center store locations offering financial services at this time. There can be no assurance that we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.

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

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to successfully add financial services locations within our existing rent-to-own stores;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic, including our financial services products;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;

•	interest rates;

•	increases in the unemployment rate;

•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of any material litigation; and

•	the other risks detailed from time to time in our SEC reports.

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

As of December 31, 2008, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $117.9 million, as compared to $109.5 million at December 31, 2007. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

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

Our accruals relating to probable losses for our outstanding litigation follow:

	Year Ended December 31,
	2008	2007
	(In millions)

Shafer/Johnson Matter	$1.8	$11.0
California Attorney General Settlement	9.4	9.6
Other Litigation	0.1	1.1
Legal Fees and Expenses	—	0.2

Total Accrual	$11.3	$21.9

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

Income Taxes.  Our annual tax rate is affected by many factors, including the mix of our earnings, legislation and acquisitions, and is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to differing interpretations between the taxpayer and the taxing authorities. Significant judgment is required in determining our tax expense, evaluating our tax positions and evaluating uncertainties under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As required by FIN 48, which we adopted January 1, 2007, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. We review our tax positions quarterly and adjust the balance as new information becomes available.

Prior to 2007, we estimated our liabilities for income tax exposure by evaluating our income tax exposure based on the information available to us, and establishing reserves in accordance with the criteria for accrual under SFAS No. 5. In estimating this liability, we evaluated a number of factors in ascertaining whether we may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The actual amount accrued as a liability was based on an evaluation of the underlying facts and circumstances, a thorough analysis of the technical merits of our tax positions taken, and an assessment of the chances of us prevailing in our tax positions taken.

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

Stock-Based Compensation Expense.  We account for stock-based compensation expense under Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”), and recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the twelve months ended December 31, 2008 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 33.85% to 53.58%, a risk-free interest rate of 1.62% to 3.17%, no dividend yield, and an expected life of 4.20 years. For non-employee director options, the stock options granted during the twelve months ended December 31, 2008 were valued using the binomial method pricing model with the following assumptions: expected volatility of 41.26%, a risk-free interest rate of 3.54%, no dividend yield, and an expected life of 6.90 years. During the twelve months ended December 31, 2008, we recognized $3.3 million in pre-tax compensation expense related to stock options and restricted stock units granted.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Significant Accounting Policies

Our significant accounting policies are summarized below and in Note A to our consolidated financial statements included elsewhere in this report.

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

Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed, the customer has taken possession of the merchandise and collectability is reasonably assured.

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

Cost of Merchandise Sold.  Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold also includes the cost of services offered by us, such as prepaid telephone and electric services.

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

	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	(Company-owned stores only)			(Franchise operations only)

Revenues
Rentals and fees	88.0%	90.6%	90.9%	—%	—%	—%
Merchandise sales	10.5	8.5	8.5	87.1	79.6	88.2
Other/Royalty income and fees	1.5	0.9	0.6	12.9	20.4	11.8

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Cost of rentals and fees	20.1%	20.0%	19.9%	—%	—%	—%
Cost of merchandise sold	7.5	5.9	6.0	83.0	76.1	84.6
Salaries and other expenses	58.0	58.9	57.9	—	—	—

	85.6	84.8	83.8	83.0	76.1	84.6
General and administrative expenses	4.3	4.3	3.9	10.3	7.8	9.1
Amortization and write-down of intangibles	0.6	0.5	0.2	—	—	0.4
Litigation expense (credit)	(0.2)	2.2	3.1	—	—	—
Restructuring charge	0.2	1.4	—	—	—	—

Total operating expenses	90.5	93.2	91.0	93.3	83.9	94.1

Operating profit	9.5	6.8	9.0	6.7	16.1	5.9
Interest, net and other income	1.9	3.1	2.4	(1.6)	(1.6)	(1.4)

Earnings before income taxes	7.6%	3.7%	6.6%	8.3%	17.7%	7.3%

2008 Overview

Highlights of our operating results for the year ended December 31, 2008 include:

•	Generated $384.7 million in operating cash flow.

•	Reduced outstanding indebebtedness, including our subordinated notes and senior term loans, by $312.2 million.

•	Repurchased 951,800 shares of our common stock for an aggregate of $13.4 million.

•	Increased same store revenues by 2.3%.

Comparison of the Years ended December 31, 2008 and 2007

Store Revenue.  Total store revenue decreased by $17.1 million, or 0.6%, to $2,846.0 million in 2008 from $2,863.1 million in 2007. The decrease in total store revenue was primarily attributable to approximately 315 fewer stores in the 2008 period, principally due to the 2007 store consolidation plan, offset by an increase in same store sales of 2.3%.

Same store revenues represent those revenues earned in 2,201 stores that were operated by us for each of the entire twelve month periods ended December 31, 2008 and 2007. Same store revenues increased by $43.5 million, or 2.3%, to $1,972.4 million in 2008 as compared to $1,928.9 million in 2007. This increase in same store revenues was primarily attributable to an increase in the average price per unit on rent and an increase in merchandise sales and financial services revenue in 2008 as compared to 2007.

Franchise Revenue.  Total franchise revenue decreased by $4.8 million, or 11.1%, to $38.2 million in 2008 as compared to $43.0 million in 2007. This decrease was primarily attributable to the receipt of accelerated royalty payments from five affiliated ColorTyme franchisees in consideration of the termination of their franchise agreements in 2007.

Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for 2008 decreased by $1.1 million, or 0.2%, to $572.9 million as compared to $574.0 million in 2007. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.9% in 2008 compared to 22.1% in 2007. This percentage increase was due to an increase in promotional activity in 2008 as compared to 2007.

Cost of Merchandise Sold.  Cost of merchandise sold increased by $38.1 million, or 24.3%, to $194.6 million for 2008 from $156.5 million for 2007. The gross margin percent of merchandise sales decreased slightly to 24.2% in 2008 from 25.1% in 2007. This percentage decrease was primarily attributable to an increased volume of sales of prepaid services at a lower margin than our historical margins on merchandise sales, as well as increased promotional activity during the 2008 period.

Salaries and Other Expenses.  Salaries and other expenses decreased by $33.2 million, or 2.0%, to $1,651.8 million in 2008 as compared to $1,685.0 million in 2007. The decrease was primarily the result of a decrease in expenses associated with the decrease in our store base due to our 2007 store consolidation plan and other restructuring items. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.5% in 2008 as compared to 2.8% in 2007. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 58.0% in 2008 from 58.9% in 2007.

Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold decreased by $1.0 million, or 3.1%, to $31.7 million in 2008 as compared to $32.7 million in 2007. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in 2008 as compared to 2007.

General and Administrative Expenses.  General and administrative expenses increased by $1.9 million, or 1.6%, to $125.6 million in 2008 as compared to $123.7 million in 2007. General and administrative expenses expressed as a percent of total revenue increased slightly to 4.4% in 2008 from 4.3% in 2007.

Amortization and Write-Down of Intangibles.  Amortization of intangibles increased by approximately $900,000 or 5.7%, to $16.6 million for 2008 from $15.7 million for 2007. This increase was primarily attributable to the goodwill write-down for stores sold, offset by intangible assets that were fully amortized during 2008 as compared to 2007.

Operating Profit.  Operating profit increased by $70.2 million, or 34.3%, to $274.4 million for 2008 as compared to $204.2 million in 2007. Operating profit as a percentage of total revenue increased to 9.5% for 2008 from 7.0% for 2007. This increase was primarily attributable to the litigation charge of $62.3 million recorded in the 2007 period.

Interest Expense.  Interest expense decreased by $28.6 million, or 30.0%, to $66.2 million for 2008 as compared to $94.8 million in 2007. This decrease was attributable to a decrease in borrowings under our senior credit facilities in 2008 as compared to 2007, a reduction in amounts outstanding under our senior term loans and subordinated notes, and a decrease in our weighted average interest rate to 6.21% in 2008 as compared to 7.68% in 2007 due to a decrease in the Eurodollar rate in 2008 as compared to 2007.

Income Tax Expense.  Income tax expense increased by $41.7 million, or 104.2%, to $81.7 million in 2008 as compared to $40.0 million in 2007. This increase is attributable to an increase in earnings before taxes for 2008 as compared to 2007 and an increase in our overall effective tax rate to 36.9% for 2008 as compared to 34.4% for 2007. The 2008 increase in our overall effective tax rate is primarily attributable to a 3.7% increase in our state effective tax rate since we realized a greater benefit on our state income taxes in 2007 due to the impact of the charge related to our store consolidation plan as compared to 2008.

Net Earnings.  Net earnings increased by $63.3 million, or 83.1%, to $139.6 million for 2008 as compared to $76.3 million in 2007. This increase was primarily attributable to an increase in operating profit, a gain on debt extinguishment and a decrease in interest expense, offset by an increase in income tax expense in 2008 as compared to 2007.

Comparison of the Years ended December 31, 2007 and 2006

Store Revenue.  Total store revenue increased by $470.4 million, or 19.7%, to $2,863.1 million in 2007 from $2,392.7 million in 2006. The increase in total store revenue was primarily attributable to incremental revenue from new stores and acquisitions, primarily the Rent-Way acquisition, and an increase in same store sales of 2.1%.

Same store revenues represent those revenues earned in 1,935 stores that were operated by us for each of the entire twelve month periods ended December 31, 2007 and 2006. Same store revenues increased by $35.3 million, or 2.1%, to $1,729.6 million in 2007 as compared to $1,694.3 million in 2006. This increase in same store revenues was primarily attributable to more units on rent in 2007 as compared to 2006.

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

Amortization and Write-Down of Intangibles.  Amortization of intangibles increased by $10.2 million or 182.3%, to $15.7 million for 2007 from $5.6 million for 2006. This increase was primarily attributable to the amortization of intangibles from the acquisition of Rent-Way, which were included in amortization expense for the entire twelve months ended December 31, 2007, compared to approximately 45 days in 2006.

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

Interest Expense.  Interest expense increased by $36.2 million, or 61.9%, to $94.8 million for 2007 as compared to $58.6 million in 2006. This increase was primarily attributable to an increase in senior debt outstanding relating to the Rent-Way acquisition for the full year in 2007 as compared to 45 days in 2006 and increased borrowings under our revolving credit facility in 2007 as compared to 2006.

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

Quarterly Results

The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2008
Revenues	$756,636	$719,031	$708,755	$699,750
Operating profit	77,540	74,434	58,549	63,865
Net earnings	36,358	37,741	29,379	36,146
Basic earnings per common share	$0.55	$0.57	$0.44	$0.54
Diluted earnings per common share	$0.54	$0.56	$0.44	$0.54
Year ended December 31, 2007
Revenues	$755,299	$724,158	$709,701	$716,963
Operating profit	46,155	87,024	60,575	10,483
Net earnings(loss)	15,103	41,251	25,275	(5,361)
Basic earnings(loss) per common share	$0.21	$0.59	$0.37	$(0.08)
Diluted earnings(loss) per common share	$0.21	$0.58	$0.37	$(0.08)
Year ended December 31, 2006
Revenues	$606,975	$583,623	$587,184	$656,126
Operating profit	75,484	75,193	51,871	19,396
Net earnings(loss)	40,328	39,843	25,241	(2,320)
Basic earnings(loss) per common share	$0.58	$0.57	$0.36	$(0.03)
Diluted earnings(loss) per common share	$0.57	$0.56	$0.36	$(0.03)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)

Year ended December 31, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	10.2	10.4	8.3	9.1
Net earnings	4.8	5.2	4.1	5.2
Year ended December 31, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	6.1	12.0	8.5	1.5
Net earnings(loss)	2.0	5.7	3.6	(0.7)
Year ended December 31, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	12.4	12.9	8.8	3.0
Net earnings(loss)	6.6	6.8	4.3	(0.4)

Liquidity and Capital Resources

Overview.  For the year ended December 31, 2008, we generated $384.7 million in operating cash flow. In addition to funding operating expenses, we used $61.9 million in cash for capital expenditures, $15.7 million in acquisitions of rent-to-own stores, $13.4 million for common stock repurchases and $307.9 million for a reduction in debt of $312.2 million. We ended the year with $87.4 million in cash and cash equivalents.

Analysis of Cash Flow.  Cash provided by operating activities increased by $144.3 million to $384.7 million for 2008 from $240.4 million in 2007. This increase is attributable to an increase in earnings and an increase in deferred taxes as a result of the Economic Stimulus Act of 2008 as discussed below, and changes in working capital.

Cash used in investing activities decreased by $46.1 million to $71.5 million for 2008 from $117.6 million in 2007. This decrease is attributable to the completion of construction of our new corporate headquarters building in 2007 and a reduction in acquisitions of businesses in 2008 as compared to 2007.

Cash used in financing activities increased by $205.4 million to $323.2 million for 2008 from $117.8 million used in 2007. This increase in 2008 as compared to 2007 is primarily related to payments made to reduce our outstanding debt and subordinated notes, offset by the purchase in 2008 of fewer shares of common stock.

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

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above (including mandatory principal payments) during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $287.8 million was available at February 20, 2009. At February 20, 2009, we had $140.5 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase some of our outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Litigation.  We recorded a pre-tax expense of $11.0 million in the fourth quarter of 2007 related to the settlement of the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. Due to fewer class members eligible to participate in the settlement than originally estimated, as well as negotiated reductions in settlement payments to certain plaintiffs, the maximum claim amount remaining to be paid was reduced by approximately $2.4 million during the fourth quarter of 2008. We also paid settlement costs and plaintiffs’ attorneys’ fees in the amount of approximately $4.4 million, and settlement payments in the aggregate amount of approximately $2.4 million during the fourth quarter of 2008. We expect to fund the maximum remaining settlement payments of approximately $1.8 million during 2009.

In January 2009, we paid $9.4 million in accordance with the settlement with the California Attorney General.

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

Deferred Taxes.  The 2008 Stimulus Act provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow benefited in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2008 operating cash flow increased by approximately $75.0 million as a result of the 2008 Stimulus Act with the associated deferral expected to begin to reverse over a three year period beginning in 2009. However, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extends the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. We estimate the cash tax benefit of the 2009 Recovery Act to be approximately $85.0 million, of which $55.0 million will offset the 2008 deferral that reverses in 2009, and the remaining $30.0 million will increase our 2009 operating cash flow. We estimate that at December 31, 2009 the remaining tax deferral associated with the 2008 Stimulus Act and the 2009 Recovery Act will be approximately $105.0 million of which approximately 78% will reverse in 2010 and the remainder will reverse between 2011 and 2012.

Rental Merchandise Purchases.  We purchased $730.0 million, $747.3 million and $759.2 million of rental merchandise during the years 2008, 2007 and 2006, respectively.

Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $61.9 million, $102.0 million (which included amounts spent with respect to our new corporate headquarters location and the conversion of the acquired Rent-Way stores to the Rent-A-Center brand), and $84.4 million on capital expenditures in the years 2008, 2007 and 2006, respectively, and expect to spend approximately $60.0 million in 2009.

Acquisitions and New Store Openings.  During 2008, we used approximately $15.7 million in cash acquiring stores and accounts in 20 separate transactions.

The table below summarizes the store growth activity for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Stores at beginning of period	3,081	3,406	2,760
New store openings	26	27	40
Acquired stores remaining open	5	14	646
Closed stores(1)
Merged with existing stores	45	363	25
Sold or closed with no surviving store	30	3	15

Stores at end of period	3,037	3,081	3,406

Acquired stores closed and accounts merged with existing stores	38	36	164
Total purchase price of acquisitions	$15.7 million	$20.1 million	$657.4 million

(1)	Substantially all of the merged, sold or closed stores in 2007 relate to our store consolidation plans discussed in more detail in Note F, Restructuring, in the Notes to Consolidated Financial Statements on page 59.

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

During the fourth quarter of 2008, we repurchased approximately $40.6 million in tranche B term loans for approximately $36.3 million, resulting in a gain on extinguishment of debt, net of costs, of approximately $4.3 million. We further reduced outstanding indebtedness on our senior term loans during 2008 by making approximately $84.0 million in optional prepayments.

The table below shows the scheduled maturity dates of our senior term loans outstanding at December 31, 2008.

Year Ending December 31,	(In thousands)

2009	$21,756
2010	91,756
2011	274,728
2012	320,907

$709,147

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $132.2 million had been utilized as of February 20, 2009. As of February 20, 2009, $267.8 million was available under our revolving facility. The revolving credit facility expires in July 2011.

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 1.59% at December 31, 2008. The weighted average Eurodollar rate on our outstanding debt was 0.43% at February 20, 2009. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.

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

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 3.25:1 on or after December 31, 2008 and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2008:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.25:1	2.43:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.86:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to this report. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2008 ($881.7 million) by consolidated EBITDA for the twelve month period ended December 31, 2008 ($363.2 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, and other non-cash income.

Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2008, as adjusted for certain capital expenditures ($485.4 million), by consolidated fixed charges for the twelve month period ended December 31, 2008 ($261.6 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.

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

The 2003 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $165.2 million was available for use as of December 31, 2008); and

•	engage in a merger or sell substantially all of our assets.

Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.

The 7 1/2% notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The premium for the period beginning May 1, 2008 through April 30, 2009 is 101.25%. The 7 1/2% notes may be redeemed on or after May 1, 2009, at our option, in whole or in part, at par. The 7 1/2% notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2003 indenture.

Store Leases.  We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2016. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $24.5 million was outstanding as of December 31, 2008.

Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2008:

	Payments Due by Period
Contractual Cash Obligations	Total		2009	2010-2011	2012-2013	Thereafter
	(In thousands)

Senior Debt (including current portion)	$721,712	(1)	$34,321	$366,484	$320,907	$—
7 1/2% Senior Subordinated Notes(2)	250,730		16,903	233,827	—	—
Operating Leases	493,201		172,947	227,500	86,864	5,890
Capital Leases	9,520		5,039	4,179	302	—

Total(3)	$1,475,163		$229,210	$831,990	$408,073	$5,890

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at December 31, 2008 was 1.59%.

(2)	Includes interest payments of $8.5 million on each of May 1 and November 1 of each year.

(3)	As of December 31, 2008, we have $2.1 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities.  Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of December 31, 2008, we had purchased a total of 19,412,750 shares of Rent-A-Center common stock for an aggregate of $457.8 million under this common stock repurchase program. We repurchased 801,800 shares for $10.3 million in the fourth quarter of 2008. A total of 951,800 shares were repurchased for $13.4 million in 2008. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 18 of this report.

Economic Conditions.  Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our targeted customers’ monthly disposable income or high levels of unemployment could adversely impact our results of operations.

2007 Store Consolidation Plan and Other Restructuring Items.  The total amount of cash used in the store consolidation plan and other restructuring items through December 31, 2008 was approximately $16.9 million, which primarily related to lease terminations. We expect to use approximately $7.4 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013. Please refer to Note F, Restructuring, in the Notes to Consolidated Financial Statements on page 59 of this report for more information on our 2007 store consolidation plan.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Market Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements but it does not require any new fair value measurements. SFAS 157 is effective on a prospective basis for the reporting period beginning January 1, 2008. The impact of adopting SFAS 157 had no material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

As of December 31, 2008, we had $225.4 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, $709.1 million in term loans and approximately $12.6 million outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes, based on the closing price at December 31, 2008, was $206.2 million. Carrying value approximates fair value for all other indebtedness.

Market Risk

Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates. Our primary market risk exposure is fluctuations in interest rates. Monitoring and managing this risk is a continual process carried out by our senior management. We manage our market risk based on an ongoing assessment of trends in interest rates and economic developments, giving consideration to possible effects on both total return and reported earnings. As a result of such assessment, we may enter into swap contracts or other interest rate protection agreements from time to time to mitigate this risk.

Interest Rate Risk

We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2008, we have not entered into any interest rate swap agreements. The credit markets have recently experienced adverse conditions, including wide fluctuations in rates. Continuing volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at December 31, 2008, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $7.2 million additional pre-tax charge or credit to our statement of earnings.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2009, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas
February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited Rent-A-Center, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rent-A-Center, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
February 26, 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 43.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues
Store
Rentals and fees	$2,505,268	$2,594,061	$2,174,239
Merchandise sales	256,731	208,989	175,954
Installment sales	41,193	34,576	26,877
Other	42,759	25,482	15,607
Franchise
Merchandise sales	33,283	34,229	36,377
Royalty income and fees	4,938	8,784	4,854

	2,884,172	2,906,121	2,433,908
Operating expenses
Direct store expenses
Cost of rentals and fees	572,900	574,013	476,462
Cost of merchandise sold	194,595	156,503	131,428
Cost of installment sales	16,620	13,270	11,346
Salaries and other expenses	1,651,805	1,684,965	1,385,437
Franchise cost of merchandise sold	31,705	32,733	34,862

	2,467,625	2,461,484	2,039,535
General and administrative expenses	125,632	123,703	93,556
Amortization and write-down of intangibles	16,637	15,734	5,573
Litigation expense (credit)	(4,607)	62,250	73,300
Restructuring charge	4,497	38,713	—

Total operating expenses	2,609,784	2,701,884	2,211,964

Operating profit	274,388	204,237	221,944
Finance charges from refinancing	—	—	4,803
Gain on extinguishment of debt	(4,335)	—	—
Interest expense	66,241	94,778	58,559
Interest income	(8,860)	(6,827)	(5,556)

Earnings before income taxes	221,342	116,286	164,138
Income tax expense	81,718	40,018	61,046

NET EARNINGS	$139,624	$76,268	$103,092

Basic earnings per common share	$2.10	$1.11	$1.48

Diluted earnings per common share	$2.08	$1.10	$1.46

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and par value data)

ASSETS
Cash and cash equivalents	$87,382	$97,375
Receivables, net of allowance for doubtful accounts of $7,256 in 2008 and $4,945 in 2007	51,766	41,629
Prepaid expenses and other assets	59,217	56,384
Rental merchandise, net
On rent	634,946	735,672
Held for rent	184,108	202,298
Merchandise held for installment sale	3,433	2,334
Property assets, net	208,897	222,157
Goodwill, net	1,265,249	1,255,163
Other intangible assets, net	1,704	13,931

	$2,496,702	$2,626,943

LIABILITIES
Accounts payable — trade	$93,496	$100,419
Accrued liabilities	289,701	310,420
Deferred income taxes	87,216	9,678
Senior debt	721,712	959,335
Subordinated notes payable	225,375	300,000

	1,417,500	1,679,852
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,769,382 and 104,540,127 shares issued in 2008 and 2007, respectively	1,047	1,045
Additional paid-in capital	681,067	674,032
Retained earnings	1,208,009	1,069,553
Treasury stock, 38,787,849 and 37,836,049 shares at cost in 2008 and 2007, respectively	(810,921)	(797,539)

	1,079,202	947,091

	$2,496,702	$2,626,943

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2008
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2006	102,988	$1,030	$630,308	$890,467	$(709,399)	$812,406
Net earnings	—	—	—	103,092	—	103,092
Purchase of treasury stock (203 shares)	—	—	(5)	—	(4,691)	(4,696)
Exercise of stock options	1,204	12	20,091	—	—	20,103
Tax benefits related to exercise of stock options	—	—	4,291	—	—	4,291
Stock-based compensation	—	—	7,792	—	—	7,792
Other	—	—	(37)	8	—	(29)

Balance at December 31, 2006	104,192	1,042	662,440	993,567	(714,090)	942,959
Net earnings	—	—	—	76,268	—	76,268
Purchase of treasury stock (3,832 shares)	—	—	(99)	—	(83,449)	(83,548)
Exercise of stock options	348	3	5,928	—	—	5,931
Tax benefits related to exercise of stock options	—	—	943	—	—	943
Stock-based compensation	—	—	5,050	—	—	5,050
Other	—	—	(230)	(282)	—	(512)

Balance at December 31, 2007	104,540	1,045	674,032	1,069,553	(797,539)	947,091
Net earnings	—	—	—	139,624	—	139,624
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	386	—	386

Comprehensive income						140,010

Purchase of treasury stock (952 shares)	—	—	(24)	—	(13,382)	(13,406)
Exercise of stock options	229	2	3,167	—	—	3,169
Tax benefits related to exercise of stock options	—	—	560	—	—	560
Stock-based compensation	—	—	3,341	—	—	3,341
Other	—	—	(9)	(1,554)	—	(1,563)

Balance at December 31, 2008	104,769	$1,047	$681,067	$1,208,009	$(810,921)	$1,079,202

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net earnings	$139,624	$76,268	$103,092
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	561,414	561,880	465,902
Bad debt expense	14,455	10,828	6,981
Stock-based compensation expense	3,341	5,050	7,792
Depreciation of property assets	72,683	71,279	55,651
Loss on sale or disposal of property assets	375	20,345	—
Amortization of intangibles	12,589	15,734	5,573
Amortization of financing fees	1,703	1,824	1,606
Deferred income taxes	77,538	11,213	(7,121)
Financing charges from refinancing	—	—	4,803
Gain on extinguishment of debt	(4,335)	—	—
Restructuring charge	4,497	38,713	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(438,964)	(445,920)	(551,968)
Accounts receivable	(24,572)	(17,390)	(7,325)
Prepaid expenses and other assets	(7,056)	(6,194)	(12,853)
Tax benefit related to stock option exercises	(560)	(943)	(4,291)
Accounts payable — trade	(6,924)	(18,021)	30,293
Accrued liabilities	(21,086)	(84,286)	89,225

Net cash provided by operating activities	384,722	240,380	187,360

Cash flows from investing activities
Purchase of property assets	(61,931)	(101,961)	(84,409)
Proceeds from sale of property assets	6,144	4,500	1,375
Acquisitions of businesses, net of cash acquired	(15,700)	(20,112)	(657,378)

Net cash used in investing activities	(71,487)	(117,573)	(740,412)

Cash flows from financing activities
Purchase of treasury stock	(13,382)	(83,449)	(4,691)
Exercise of stock options	3,169	5,931	20,103
Tax benefit related to stock option exercises	560	943	4,291
Payments on capital leases	(5,662)	(7,258)	(1,162)
Proceeds from debt	213,050	785,555	1,378,243
Repayments of debt	(446,338)	(819,498)	(809,015)
Repurchase of subordinated notes	(74,625)	—	—

Net cash provided by (used) in financing activities	(323,228)	(117,776)	587,769

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,993)	5,031	34,717
Cash and cash equivalents at beginning of year	97,375	92,344	57,627

Cash and cash equivalents at end of year	$87,382	$97,375	$92,344

Supplemental cash flow information
Cash paid during the year for:
Interest	$70,688	$89,372	$50,871
Income taxes (excludes $34,656 of income taxes refunded in 2008)	$20,954	$19,759	$57,873

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

At December 31, 2008, we operated 3,037 company-owned stores nationwide and in Canada and Puerto Rico, including 31 stores under the names “Get It Now” and “Home Choice” and eight rent-to-own stores located in Canada under the name “Rent-A-Centre.” Rent-A-Center’s primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. Get It Now and Home Choice offer merchandise on an installment sales basis.

We also offer an array of financial services in certain of our existing rent-to-own stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services offered include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of December 31, 2008, we offered financial services in 351 of our existing rent-to-own stores in 18 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At December 31, 2008, ColorTyme had 222 franchised stores operating in 34 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

Rental Merchandise

Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally seven to 30 months. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. However, on computers that are 24 months old or older and which have become idle, depreciation is recognized using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months.

Rental merchandise which is damaged and inoperable, or not returned by the customer after becoming delinquent on payments, is expensed when such impairment occurs. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed, the customer has taken possession of the merchandise and collectability is reasonably assured.

The revenue from our financial services is recorded depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time the service is performed.

Receivables and Allowance for Doubtful Accounts

The receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis.

Our financial services business extends short term secured and unsecured loans. The loans are funded with our cash from operations. The amount and length of such loans may vary depending on applicable state law.

We have established an allowance for doubtful accounts for our installment notes and loan receivables associated with our financial services business. Our policy for determining the allowance is based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes and loan receivables within the previous year. We believe our allowances are adequate to absorb any known or probable losses. Our policy is to charge off installment notes that are 90 days or more past due and loan receivables that are 60 days or more past due. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.

The majority of ColorTyme’s accounts receivable relate to amounts due from franchisees. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Accounts receivable are due within 30 days and are stated at amounts due from franchisees net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. ColorTyme determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, ColorTyme’s previous loss history, the franchisee’s current ability to pay its obligation to ColorTyme, and the condition of the general economy and the industry as a whole. ColorTyme writes off accounts receivable that are 120 days or more past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Property Assets and Related Depreciation

Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally five years) by the straight-line method. Our building is depreciated over approximately 40 years. Leasehold improvements are amortized over the useful life of the asset or the initial term of the applicable leases by the straight-line method, whichever is shorter.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incur repair and maintenance expenses on our vehicles and equipment. These amounts are recognized when incurred, unless such repairs significantly extend the life of the asset, in which case we amortize the cost of the repairs for the remaining life of the asset utilizing the straight-line method.

Intangible Assets and Amortization

We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. We assess recoverability using several methodologies, which include the present value of estimated future cash flows (income approach) and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA) (market approach). The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. If the carrying value exceeds the discounted fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, we would recognize impairment charges in an amount equal to the excess of the carrying value over fair value. There were no impairment charges recognized related to goodwill in 2008, 2007 and 2006.

Accounting for Impairment of Long-Lived Assets

We evaluate all long-lived assets, including intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Foreign Currency Translation

The functional currency of our foreign operations is predominantly the applicable local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.

Other Comprehensive Income

Other comprehensive income is comprised exclusively of our foreign currency translation adjustment. The currency translation adjustment was approximately $386,000 at December 31, 2008.

Income Taxes

We record deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the enacted tax rate expected to be in effect when taxes become payable. Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting in a different period in our tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits and net operating loss carryforwards (NOLs), as represented by deferred tax assets. When it is determined the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. We include NOLs in the calculation of deferred tax assets. NOLs

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are utilized to the extent allowable due to the provisions of the Internal Revenue Code of 1986, as amended, and relevant state statutes.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $82.5 million, $79.8 million, and $67.3 million in 2008, 2007 and 2006, respectively.

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

Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the twelve months ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123R, we recorded stock-based compensation expense, net of related taxes, of approximately $2.1 million, $3.3 million and $4.9 million, respectively, related to stock options and restricted stock units granted.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe self-insurance liabilities, litigation, tax reserves and stock-based compensation are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Market Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements but it does not require any new fair value measurements. SFAS 157 is effective on a prospective basis for the reporting period beginning January 1, 2008. The impact of adopting SFAS 157 had no material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

Note B —	Receivables and Allowance for Doubtful Accounts

Receivables consist of the following:

	December 31,
	2008	2007
	(In thousands)

Installment sales receivable	$29,561	$24,677
Financial services loans receivable	19,327	12,285
Trade and notes receivables	10,134	9,612

Total	59,022	46,574
Less allowance for doubtful accounts	(7,256)	(4,945)

Net receivables	$51,766	$41,629

Changes in our allowance for doubtful accounts are as follows:

	December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$4,945	$4,026	$3,317
Bad debt expense	14,455	10,828	6,981
Accounts written off	(17,843)	(20,496)	(9,321)
Recoveries	5,699	10,587	3,049

Ending balance	$7,256	$4,945	$4,026

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C —	Merchandise Inventory

Rental Merchandise

	December 31,
	2008	2007
	(In thousands)

On rent
Cost	$1,165,084	$1,296,230
Less accumulated depreciation	(530,138)	(560,558)

Net book value, on rent	$634,946	$735,672

Held for rent
Cost	$260,649	$276,321
Less accumulated depreciation	(76,541)	(74,023)

Net book value, held for rent	$184,108	$202,298

Reconciliation of Merchandise Inventory

	December 31,
	2008	2007	2006
	(In thousands)

Beginning merchandise value	$940,304	$1,058,587	$752,880
Inventory additions through acquisitions	4,890	5,544	213,010
Purchases	730,006	747,251	759,222
Depreciation of rental merchandise	(561,414)	(561,880)	(465,902)
Cost of goods sold	(175,835)	(169,773)	(142,774)
Skips and stolens	(71,780)	(79,818)	(59,585)
Effects of adopting SAB 108(1)	—	—	6,368
Other inventory deletions(2)	(43,684)	(59,607)	(4,632)

Ending merchandise value	$822,487	$940,304	$1,058,587

(1)	Represents adjustment to accumulated depreciation due to adopting SAB 108 in recording deferred and accrued revenue.

(2)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —	Property Assets

	December 31,
	2008	2007
	(In thousands)

Furniture and equipment	$223,488	$208,492
Transportation equipment	34,738	43,025
Building and leasehold improvements	224,098	207,367
Land and land improvements	5,193	5,193
Construction in progress	10,178	4,019

	497,695	468,096
Less accumulated depreciation	(288,798)	(245,939)

	$208,897	$222,157

Note E —	Intangible Assets and Acquisitions

Intangibles consist of the following (in thousands):

		December 31,		December 31,
		2008		2007
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Amortizable intangible assets Non-compete agreements	3	$6,281	$5,957	$7,017	$5,845
Customer relationships	2	62,110	60,950	61,073	49,748
Other intangibles	3	3,264	3,044	3,264	1,830

Total		71,655	69,951	71,354	57,423
Intangible assets not subject to amortization
Goodwill		1,364,401	99,152	1,354,315	99,152

Total intangibles		$1,436,056	$169,103	$1,425,669	$156,575

Aggregate Amortization Expense
Year ended December 31, 2008	$12,589
Year ended December 31, 2007	$15,734
Year ended December 31, 2006	$5,573

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)

2009	$1,322
2010	348
2011	34
2012	—
2013	—

Total	$1,704

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Balance as of January 1,	$1,255,163	$1,253,715
Additions from acquisitions	9,692	13,310
Write-down of goodwill related to stores sold	(4,048)	—
Post purchase price allocation adjustments	4,442	(11,862)

Balance as of December 31,	$1,265,249	$1,255,163

The post purchase price allocation adjustments in 2008 were primarily attributable to inventory charge-offs for unrentable or missing merchandise acquired and other items. The post purchase price allocation adjustments in 2007 were primarily attributable to the tax benefit associated with items recorded as goodwill that were deductible for tax purposes, offset by inventory charge-offs for unrentable or missing merchandise acquired in the acquisition of Rent-Way, Inc. (“Rent-Way”).

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The following table provides information concerning the acquisitions made during the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(Dollar amounts in thousands)

Number of stores acquired remaining open	5	12	646
Number of stores acquired that were merged with existing stores	38	36	164
Number of transactions	20	19	37
Total purchase price	$15,700	$20,112	$657,378
Amounts allocated to:
Goodwill	$9,692	$13,310	$331,286
Non-compete agreements	2	10	369
Customer relationships	1,091	1,210	26,433
Other intangible assets	—	—	3,264
Property and other assets	25	38	57,175
Rental merchandise	4,890	5,544	213,010
Deferred income taxes	—	—	106,022
Liabilities assumed	—	—	(46,164)
Restructuring accruals	—	—	(34,017)

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

Restructuring charges were included in the purchase price allocation, which were for employment termination costs in connection with closing Rent-Way’s corporate headquarters and for reserves put into place for lease buyouts for acquired stores which were closed post acquisition in compliance with management’s pre-acquisition plans. We expect the termination costs will be completed by the second quarter of 2010 and the reserves for lease buyouts will be completed no later than the second quarter of 2012. The following table shows the changes in the accrual balance from December 31, 2006 to December 31, 2008, relating to this restructuring (in thousands):

Balance at December 31, 2006	$34,017
Adjustment to accrual	(1,863)
Cash activity	(23,937)

Balance at December 31, 2007	8,217
Adjustment to accrual	286
Cash activity(1)	(6,673)

Balance at December 31, 2008	$1,830

(1)	Primarily related to lease terminations.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Acquired customer relationships are amortized utilizing the straight-line method over a 24 month period, non-compete agreements are amortized using the straight-line method over the life of the agreements, other intangible assets are amortized using the straight-line method over the life of the asset and, in accordance with SFAS 142, goodwill associated with acquisitions is not amortized. The weighted average amortization period was 2.0 years for intangible assets acquired during the year ended December 31, 2008.

All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.

Note F —	Restructuring

2007 Store Consolidation Plan and Other Restructuring Items.  On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we identified 283 stores that we intended to close or merge. As of December 31, 2008, we closed or merged 282 stores. We intend to keep open one remaining store.

We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. We recorded restructuring expenses in the amount of $4.5 million for the twelve months ended December 31, 2008 and $38.7 million in the fourth quarter of 2007. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through December 31, 2008.

			Estimated Remaining
	Closing Plan Estimate		Charges
	As of December 31,	Expenses Recognized	As of December 31,
	2007	Through 2008	2008
	(In thousands)

Lease obligations	$26,061 - $29,223	$25,680	$381 - $3,543
Fixed asset disposals	11,006 - 11,516	11,476	0 - 40
Other costs	2,468 - 6,704	6,054	0 - 650

Total	$39,535 - $47,443	$43,210	$381 - $4,233

The following table shows the changes in the accrual balance from December 31, 2007 to December 31, 2008 relating to the store consolidation plan.

	Balance at		Cash (Payments)	Balance at
	December 31,	Charges to	Receipts or	December 31,
	2007	Expense	Asset Write-Offs	2008
	(In thousands)

Lease obligations	$23,152	$441	$(16,236)	$7,357
Fixed asset disposals	—	470	(470)	—
Other costs	—	3,586	(3,586)	—

Total	$23,152	$4,497	$(20,292)	$7,357

The total amount of cash used in the store consolidation plan through December 31, 2008 was approximately $16.9 million. We expect to use approximately $7.4 million of cash on hand for future payments, which will primarily relate to the satisfaction of lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G —	Senior Debt

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

During the fourth quarter of 2008, we repurchased approximately $40.6 million in tranche B term loans for approximately $36.3 million, resulting in a gain on extinguishment of debt, net of costs, of approximately $4.3 million. We further reduced outstanding indebtedness on our senior term loans during 2008 by making approximately $84.0 million in optional prepayments.

The debt facilities as of December 31, 2008 and 2007 follows:

		2008			2007
	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available
	(In thousands)

Senior Credit Facilities:
Tranche A Term Loans	2011	$197,500	$175,000	$—	$197,500	$185,000	$—
Tranche B Term Loans	2012	725,000	534,147	—	725,000	665,915	—
Revolving Facility(1)	2011	400,000	—	269,415	400,000	108,000	159,854

		1,322,500	709,147	269,415	1,322,500	958,915	159,854
Other Indebtedness:
Line of credit		20,000	12,565	7,435	20,000	420	19,580

Total		$1,342,500	$721,712	$276,850	$1,342,500	$959,335	$179,434

(1)	At December 31, 2008 and 2007, the amounts available under the Revolving Facility were reduced by approximately $130.6 million and $132.2 million, respectively, for our outstanding letters of credit.

Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 1.59% at December 31, 2008. The weighted average Eurodollar rate on our outstanding debt was 0.43% at February 20, 2009. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.

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

Our senior credit facilities require us to comply with several financial covenants, including a maximum consolidated leverage ratio of no greater than 3.25:1 on or after December 31, 2008 and a minimum fixed charge coverage ratio of no less than 1.35:1. The table below shows the required and actual ratios under our credit facilities calculated as at December 31, 2008:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.25:1	2.43:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.86:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to this report. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2008 ($881.7 million) by consolidated EBITDA for the twelve month period ended December 31, 2008 ($363.2 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, and other non-cash income. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2008, as adjusted for certain capital expenditures ($485.4 million), by consolidated fixed charges for the twelve month period ended December 31, 2008 ($261.6 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occasions have varied in amounts of up to $98.0 million, with total amounts outstanding ranging from $2.0 million up to $108.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.

The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2008.

Year Ending December 31,
(In thousands)

2009	$34,321
2010	91,756
2011	274,728
2012	320,907

$721,712

Note H —	Subordinated Notes Payable

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

The 2003 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which $165.2 million was available for use as of December 31, 2008); and

•	engage in a merger or sell substantially all of our assets.

Events of default under the 2003 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.

The 7 1/2% notes may be redeemed on or after May 1, 2006, at our option, in whole or in part, at a premium declining from 103.75%. The premium for the period beginning May 1, 2008 through April 30, 2009 is 101.25%. The 7 1/2% notes may be redeemed on or after May 1, 2009, at our option, in whole or in part, at par. The 7 1/2% notes also require that upon the occurrence of a change of control (as defined in the 2003 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2003 indenture.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I —	Accrued Liabilities

	December 31,
	2008	2007
	(In thousands)

Accrued insurance costs	$126,006	$117,708
Accrued litigation costs	11,274	21,915
Accrued compensation	44,734	38,975
Deferred revenue	29,394	33,915
Taxes other than income	20,379	28,418
Accrued store close plan related to Rent-Way	1,830	4,125
Accrued capital lease obligations	8,214	13,435
Accrued interest payable	4,340	10,760
Accrued restructuring costs	7,357	23,152
Accrued other	36,173	18,017

	$289,701	$310,420

Note J —	Income Taxes

The reconciliation of income tax expense at the federal statutory rate of 35% to actual tax expense is as follows:

	Year Ended December 31,
	2008	2007	2006

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit (expense)	2.0%	(1.7)%	1.2%
Effect of foreign operations, net of foreign tax credits	—	0.5%	(0.1)%
Other, net	(0.1)%	0.6%	1.0%

Total	36.9%	34.4%	37.1%

The components of income tax expense are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current expense
Federal	$399	$6,179	$63,808
State	2,574	14,437	1,024
Foreign	1,192	1,145	752

Total current	4,165	21,761	65,584

Deferred expense
Federal	73,015	35,808	(8,455)
State	4,538	(17,551)	3,917

Total deferred	77,553	18,257	(4,538)

Total	$81,718	$40,018	$61,046

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
	2008	2007
	(In thousands)

Deferred tax assets
Federal net operating loss carryforwards	$47,656	$57,124
State net operating loss carryforwards	30,225	26,353
Accrued liabilities	39,240	43,743
Property assets	20,462	24,211
Other assets including credits	1,174	14,448
Foreign tax credit carryforwards	2,325	395

	141,082	166,274
Valuation allowance	(10,232)	(9,320)
Deferred tax liabilities
Rental merchandise	(188,152)	(166,008)
Intangible assets	(29,914)	(624)

	(218,066)	(166,632)

Net deferred taxes	$(87,216)	$(9,678)

At December 31, 2008, we had approximately $137.2 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income which expire between 2018 and 2025 and approximately $550.0 million of state NOL carryforwards that expire between 2009 and 2026. All of our federal NOLs and approximately $170.0 million of our state NOLs represent acquired NOLs and their carryforwards are subject to annual limitations for U.S. tax purposes, including Section 382 of the Internal Revenue Code of 1986, as amended. A valuation allowance was provided on our acquired state NOLs which are expected to expire before they can be utilized.

We are subject to federal, state, local and foreign income taxes. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The appeals process related to the IRS audit for the taxable years 2001 through 2003 has been completed. We have agreed with the results of the appeals process with the exception of one issue with respect to the 2003 tax year. This disputed issue arises also in our 2004 and 2005 tax years, the examination of which is currently in the appeals process as discussed below. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue. The IRS has concluded its examination of our income tax returns for 2004 and 2005. We have requested a conference with the IRS Appeals Office to discuss the 2004 and 2005 proposed adjustments related to the disputed issue from our 2003 examination. The remaining 2001 through 2003, as well as the 2004 and 2005 contested adjustments have been resolved. We do not anticipate that adjustments, if any, regarding the 2003, 2004 and 2005 disputed issue will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we were not required to recognize an increase or a decrease in the liability for unrecognized tax benefits as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance at January 1, 2007	$7,064
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	784
Reductions for tax positions of prior years	(217)
Settlements	—

Balance at January 1, 2008	7,631
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	701
Reductions for tax positions of prior years	(817)
Settlements	(5,458)

Balance at December 31, 2008	$2,057

Included in the balance of unrecognized tax benefits at December 31, 2008 is $1.3 million, net of federal benefit, which, if ultimately recognized, will reduce our annual effective tax rate.

In adopting FIN 48 on January 1, 2007, we changed our previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, our comparative financial statements for 2006 continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. We recorded interest expense of approximately $300,000 for the year ended December 31, 2008. We accrued approximately $1.2 million as of December 31, 2008, for the payment of interest and penalties.

Note K —	Commitments and Contingencies

Leases

We lease our service center and store facilities and most delivery vehicles. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $215.8 million, $230.4 million and $200.6 million for 2008, 2007 and 2006, respectively. Capital leases include certain transportation equipment assumed in the Rent-Way acquisition. Future minimum rental payments under operating/capital leases with remaining lease terms in excess of one year at December 31, 2008 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
	(In thousands)	(In thousands)

2009	$172,947	$5,039
2010	134,168	3,067
2011	93,332	1,112
2012	59,484	302
2013	27,380	—
Thereafter	5,890	—

	493,201	9,520
Less amount representing interest obligations under capital lease	—	(1,306)

	$493,201	$8,214

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in equipment under capital leases are as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Equipment under capital lease	$25,261	$32,386
Less accumulated amortization	(17,074)	(18,900)

Equipment under capital lease, net	$8,187	$13,486

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

Our accruals relating to probable losses for our outstanding litigation follow:

	Year Ended December 31,
	2008	2007
	(In millions)

Shafer/Johnson Matter	$1.8	$11.0
California Attorney General Settlement	9.4	9.6
Other Litigation	0.1	1.1
Legal Fees and Expenses	—	0.2

Total Accrual	$11.3	$21.9

We continue to monitor our litigation exposure, and will review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules. Except as described below, we are not currently a party to any material litigation and, other than as set forth above, we have not established any other reserves for our outstanding litigation.

California Attorney General Inquiry.  In January 2009, we paid $9.4 million in accordance with the settlement with the California Attorney General.

Eric Shafer, et al. v. Rent-A-Center, Inc.  We recorded a pre-tax expense of $11.0 million in the fourth quarter of 2007 related to the settlement of the Eric Shafer et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. Due to fewer class members eligible to participate in the settlement than originally estimated, as well as negotiated reductions in settlement payments to certain plaintiffs, the maximum claim amount remaining to be paid was reduced by approximately $2.4 million during the fourth quarter of 2008. We also paid settlement costs and plaintiffs’ attorneys’ fees in the amount of approximately $4.4 million, and settlement payments in the aggregate amount of approximately $2.4 million during the fourth quarter of 2008. We expect to fund the maximum remaining settlement payments of approximately $1.8 million during 2009.

In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We cannot assure you that we will not be the subject of similar lawsuits in the future.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantee

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $24.5 million was outstanding as of December 31, 2008.

Note L —	Stock-Based Compensation

We maintain long-term incentive plans for the benefit of certain employees, consultants and directors. Our plans consist of the Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan (the “Prior Plan”), the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”), and the Rent-A-Center, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which are collectively known as the “Plans.”

The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2008 and 2007, there are 1,589,923 and 1,350,749 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.

We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 476,783 and 389,805 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2008 and 2007, respectively.

Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Prior Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors were immediately exercisable. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2008 and 2007, there were 2,747,016 and 3,143,317 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by the stockholders of the 2006 Plan.

Under SFAS 123R, compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight line basis. For the year ended December 31, 2008 and 2007, we recorded stock-based compensation expense, net of related taxes, of approximately $2.1 million and $3.3 million, respectively, related to stock options granted and restricted stock units awarded.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to stock option activity related to the Plans follows. The information for the Plans is combined because the characteristics of the awards are similar.

		Weighted	Weighted
		Average	Average	Aggregate
	Equity Awards	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Life	Value
				(In thousands)

Balance outstanding at January 1, 2008	4,883,871	$21.49	6.56 years	$5,024
Granted	756,995	15.03
Exercised	(229,605)	13.82		$1,659
Forfeited	(597,539)	23.97

Balance outstanding at December 31, 2008	4,813,722	$20.73	6.01 years	$9,204

Exercisable at December 31, 2008	3,252,534	$20.02	4.81 years	$8,095

The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $2.5 million and $10.6 million, respectively.

The fair value of unvested options that we expect to result in compensation expense was approximately $5.5 million with a weighted average number of years to vesting of 2.45 years at December 31, 2008. The total number of unvested options was 1,561,188 and 1,807,348, with $1.1 million intrinsic value and no intrinsic value at December 31, 2008 and 2007, respectively. There were 58,860 and 53,300 restricted stock units outstanding as of December 31, 2008 and 2007, respectively.

The weighted average fair value of unvested options at December 31, 2008 and 2007 was $3.55 and $4.34, respectively. The weighted average fair value of options forfeited during the year ended December 31, 2008 was $5.62.

The total number of options vested during the year ended December 31, 2008 was 710,146, with a weighted average fair value of $6.08. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006, was $4.3 million, $5.9 million and $10.3 million, respectively.

During the twelve months ended December 31, 2008, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (1.62% to 3.17%)	Weighted average 2.43%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (33.85% to 53.58%)	Weighted average 42.08%
Employee stock options granted	732,995
Weighted average grant date fair value	$4.66
Non-employee director options:
Risk free interest rate	3.54%
Expected dividend yield	—
Expected life	6.90 years
Expected volatility	41.26%
Non-employee director stock options granted	24,000
Weighted average grant date fair value	$7.02

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

Tax benefits from stock option exercises of $560,000, $943,000 and $4.3 million, respectively, for the twelve months ended December 31, 2008, 2007 and 2006 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The option data above does not include the 554,102 stock options, with an approximate fair value of $6.1 million, assumed as part of the purchase price for the acquisition of Rent Rite in May 2004. At December 31, 2008, the weighted average remaining contractual life of the Rent-Rite options was 1.01 years. At December 31, 2008 and 2007, the weighted average exercise price was $30.62. All of the Rent Rite options were exercisable as of December 31, 2008.

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

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. The deferred compensation plan liability was approximately $564,000 and $208,000 as of December 31, 2008 and 2007, respectively.

Note N —	Employee Benefit Plan

We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary matching contributions to the 401(k) plan. During 2008, 2007 and 2006, we made matching cash contributions of $5.3 million, $5.3 million, and $4.1 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2008, 2007 and 2006, 12.0%, 7.0%, and 15.0%, respectively, of the total plan assets consisted of our common stock.

Note O —	Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables, senior debt, and subordinated notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2008 and 2007, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality using unobservable inputs based on management’s own assumptions. At December 31, 2008, the fair value of the subordinated notes was $206.2 million, which was $19.2 million below their carrying value of $225.4 million. At December 31, 2007, the fair value of the subordinated notes was $296.3 million, which was $3.7 million below their carrying value of $300.0 million.

Note P —	Stock Repurchase Plan

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. We had purchased a total of 19,412,750 shares and 18,460,950 shares of

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent-A-Center common stock for an aggregate of $457.8 million and $444.3 million as of December 31, 2008 and 2007, respectively, under this common stock repurchase program. We repurchased 801,800 shares for $10.3 million in the fourth quarter of 2008. A total of 951,800 shares were repurchased for $13.4 million during the year ended December 31, 2008. A total of 3,832,150 shares were repurchased for $83.4 million during the year ended December 31, 2007.

Note Q —	Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

		Weighted Average
	Net Earnings	Shares	Per Share
	(In thousands, except per share data)

Year ended December 31, 2008
Basic earnings per common share	$139,624	66,606	$2.10
Effect of dilutive stock options	—	585

Diluted earnings per common share	$139,624	67,191	$2.08

Year ended December 31, 2007
Basic earnings per common share	$76,268	68,706	$1.11
Effect of dilutive stock options	—	769

Diluted earnings per common share	$76,268	69,475	$1.10

Year ended December 31, 2006
Basic earnings per common share	$103,092	69,676	$1.48
Effect of dilutive stock options	—	1,057

Diluted earnings per common share	$103,092	70,733	$1.46

For 2008, 2007, and 2006, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 3,100,825, 2,813,529, and 1,616,822, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R —	Unaudited Quarterly Data

Summarized quarterly financial data for 2008, 2007 and 2006 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2008
Revenues	$756,636	$719,031	$708,755	$699,750
Gross profit	533,733	517,329	510,022	507,268
Operating profit	77,540	74,434	58,549	63,865
Net earnings	36,358	37,741	29,379	36,146
Basic earnings per common share	$0.55	$0.57	$0.44	$0.54
Diluted earnings per common share	$0.54	$0.56	$0.44	$0.54
Year ended December 31, 2007
Revenues	$755,299	$724,158	$709,701	$716,963
Gross profit	553,168	538,491	518,523	519,420
Operating profit	46,155	87,024	60,575	10,483
Net earnings(loss)	15,103	41,251	25,275	(5,361)
Basic earnings(loss) per common share	$0.21	$0.59	$0.37	$(0.08)
Diluted earnings(loss) per common share	$0.21	$0.58	$0.37	$(0.08)
Year ended December 31, 2006
Revenues	$606,975	$583,623	$587,184	$656,126
Gross profit	436,099	430,509	432,365	480,837
Operating profit	75,484	75,193	51,871	19,396
Net earnings(loss)	40,328	39,843	25,241	(2,320)
Basic earnings(loss) per common share	$0.58	$0.57	$0.36	$(0.03)
Diluted earnings(loss) per common share	$0.57	$0.56	$0.36	$(0.03)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2008, our disclosure controls and procedures were effective as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control over Financial Reporting

Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 44 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.(*)

Item 11.	Executive Compensation.(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.	Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.	Principal Accountant Fees and Services.(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

The financial statements included in this report are listed in the Index to Financial Statements on page 41 of this report. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Speese Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ Mitchell E. Fadel Mitchell E. Fadel	President, Chief Operating Officer and Director	February 27, 2009

/s/ Robert D. Davis Robert D. Davis	Executive Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Michael J. Gade Michael J. Gade	Director	February 27, 2009

/s/ Jeffery M. Jackson Jeffery M. Jackson	Director	February 27, 2009

/s/ Kerney Laday Kerney Laday	Director	February 27, 2009

/s/ J. V. Lentell J. V. Lentell	Director	February 27, 2009

/s/ Leonard H. Roberts Leonard H. Roberts	Director	February 27, 2009

/s/ Paula Stern Paula Stern	Director	February 27, 2009

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2		Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3		Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 11, 2008.)

4.1		Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2		Indenture, dated as of May 6, 2003, by and among Rent-A-Center, Inc., as Issuer, Rent-A-Center East, Inc., ColorTyme, Inc., Rent-A-Center West, Inc., Get It Now, LLC, Rent-A-Center Texas, L.P. and Rent-A-Center Texas, L.L.C., as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.3		First Supplemental Indenture, dated as of December 4, 2003, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

4.4		Second Supplemental Indenture, dated as of April 26, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

4.5		Third Supplemental Indenture, dated as of May 7, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.6		Fourth Supplemental Indenture, dated as of May 14, 2004, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.7		Fifth Supplemental Indenture, dated as of June 30, 2005, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.8		Sixth Supplemental Indenture, dated as of April 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.9		Seventh Supplemental Indenture, dated as of October 17, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

4.10		Eighth Supplemental Indenture, dated as of November 15, 2006, between Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 4.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10	.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

Exhibit No.		Description

10.2		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5		First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6		Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7		First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8		Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9		Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10		Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10	.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10	.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10	.13†*	Summary of Director Compensation

10	.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10	.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

Exhibit No.		Description

10	.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10	.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10	.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10	.19†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10	.20†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10	.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007)

10	.22†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10	.23†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10	.24†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10	.25†*	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan

10	.26†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10	.27†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10	.28†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10	.29†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10	.30†*	Rent-A-Center, Inc. 401-K Plan

10.31		Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)

21	.1*	Subsidiaries of Rent-A-Center, Inc.

23	.1*	Consent of Grant Thornton LLP

Exhibit No.		Description

31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.