Form 10-Q
period 2009-03-31
RENT A CENTER INC DE
filed 2009-05-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES  [ ✓ ]      NO [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  [   ]      NO [   ]
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [    ]      NO [ ✓ ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2009:

Class	Outstanding

Common stock, $.01 par value per share	66,024,459

The accompanying notes are an integral part of these statements.

i

PART I. FINANCIAL INFORMATION
RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Three months ended March 31,
	2009	2008
	Unaudited
Revenues
Store
Rentals and fees	$597,607	$640,686
Merchandise sales	95,782	85,339
Installment sales	12,426	9,885
Other	13,139	9,619
Franchise
Merchandise sales	7,958	9,767
Royalty income and fees	1,271	1,340

	728,183	756,636

Operating expenses
Direct store expenses
Cost of rentals and fees	135,139	146,162
Cost of merchandise sold	65,767	63,325
Cost of installment sales	4,431	4,020
Salaries and other expenses	401,508	417,414
Franchise cost of merchandise sold	7,634	9,396

	614,479	640,317

General and administrative expenses	34,275	30,949
Amortization and write-down of intangibles	337	4,930
Litigation expense (credit)	(3,000)	—
Restructuring charge	—	2,900

Total operating expenses	646,091	679,096

Operating profit	82,092	77,540

Interest expense	9,232	20,927
Interest income	(269)	(1,864)

Earnings before income taxes	73,129	58,477

Income tax expense	27,753	22,119

NET EARNINGS	$45,376	$36,358

Basic earnings per common share	$0.69	$0.55

Diluted earnings per common share	$0.68	$0.54

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31,	December 31,
	2009	2008
	Unaudited

ASSETS
Cash and cash equivalents	$195,948	$87,382
Receivables, net of allowance for doubtful accounts of $7,697 in 2009 and $7,256 in 2008	49,381	51,766
Prepaid expenses and other assets	57,507	59,217
Rental merchandise, net
On rent	604,558	634,946
Held for rent	166,703	184,108
Merchandise held for installment sale	3,956	3,433
Property assets, net	202,337	208,897
Goodwill, net	1,266,207	1,265,249
Other intangible assets, net	1,474	1,704

	$2,548,071	$2,496,702

LIABILITIES
Accounts payable – trade	$92,264	$93,496
Accrued liabilities	296,527	289,701
Deferred income taxes	101,359	87,216
Senior debt	704,958	721,712
Subordinated notes payable	225,375	225,375

	1,420,483	1,417,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,794,808 and 104,769,382 shares issued in 2009 and 2008, respectively	1,048	1,047
Additional paid-in capital	682,509	681,067
Retained earnings	1,254,952	1,208,009
Treasury stock, 38,787,849 shares at cost in 2009 and 2008	(810,921)	(810,921)

	1,127,588	1,079,202

	$2,548,071	$2,496,702

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2009	2008
	Unaudited
Cash flows from operating activities
Net earnings	$45,376	$36,358
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	132,325	143,190
Bad debt expense	3,614	382
Stock-based compensation expense	1,190	1,036
Depreciation of property assets	17,576	18,188
Loss on sale or disposal of property assets	1,375	2,187
Amortization of intangibles	337	3,559
Amortization of financing fees	401	455
Deferred income taxes	14,143	21,879
Tax benefit related to stock option exercises	(100)	(17)
Restructuring charge	—	2,900
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(84,491)	(121,387)
Accounts receivable	(1,229)	930
Prepaid expenses and other assets	1,410	5,658
Accounts payable — trade	(1,231)	6,644
Accrued liabilities	9,260	6,345

Net cash provided by operating activities	139,956	128,307

Cash flows from investing activities
Purchase of property assets	(13,592)	(15,128)
Proceeds from sale of property assets	1,310	1,832
Acquisitions of businesses, net of cash acquired	(1,852)	(1,365)

Net cash used in investing activities	(14,134)	(14,661)
Cash flows from financing activities
Exercise of stock options	152	93
Tax benefit related to stock option exercises	100	17
Payments on capital leases	(754)	1,594
Proceeds from debt	15,150	88,480
Repayments of debt	(31,904)	(222,577)

Net cash used in financing activities	(17,256)	(132,393)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,566	(18,747)
Cash and cash equivalents at beginning of period	87,382	97,375

Cash and cash equivalents at end of period	$195,948	$78,628

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At March 31, 2009, we operated 3,038 company-owned stores nationwide and in Canada and Puerto Rico, including 34 retail installment sales stores under the names “Get It Now” and “Home Choice” and 10 rent-to-own stores in Canada under the names “Rent-A-Centre” and “Better Living.”

We also offer an array of financial services in certain of our existing rent-to-own stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offer include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of March 31, 2009, we offered financial services in 351 of our existing rent-to-own stores in 18 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2009, ColorTyme had 219 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

2.
Income Taxes. We are subject to federal, state, local and foreign income taxes. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The appeals process related to the IRS audit for the taxable years 2001 through 2003 has been completed. We have agreed with the results of the appeals process with the exception of one issue with respect to the 2003 tax year. This disputed issue arises also in our 2004 and 2005 tax years, the examination of which is currently in the appeals process as discussed below. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue and, accordingly, on April 3, 2009 we filed a petition for the issue to be heard in the United States Tax Court. The IRS has concluded its examination of our income tax returns for 2004 and 2005. We have requested a conference with the IRS Appeals Office to discuss the 2004 and 2005 proposed adjustments related to the disputed issue from our 2003 examination. The remaining 2001 through 2003, as well as the 2004 and 2005 contested adjustments have been resolved. We do not anticipate that adjustments, if any, regarding the 2003, 2004 and 2005 disputed issue will result in a material change to

RENT-A-CENTER, INC. AND SUBSIDIARIES
our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share. The IRS has begun the field audit of our 2006 and 2007 taxable years.

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

We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At March 31, 2009, our unrecognized tax benefits are unchanged from December 31, 2008.

3.	Intangible Assets and Acquisitions.

Intangibles consist of the following (in thousands):

		March 31, 2009		December 31, 2008
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Non-compete agreements	3	$6,216	$5,975	$6,281	$5,957
Customer relationships	2	62,276	61,200	62,110	60,950
Other intangibles	3	3,264	3,107	3,264	3,044

Total		71,756	70,282	71,655	69,951
Intangible assets not subject to amortization
Goodwill		1,365,359	99,152	1,364,401	99,152

Total intangibles		$1,437,115	$169,434	$1,436,056	$169,103

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2009	$1,008
2010	429
2011	37
2012	—
2013	—

Total	$1,474

Changes in the net carrying amount of goodwill are as follows:

	At March 31,	At December 31,
	2009	2008
	(In thousands)
Balance as of January 1,	$1,265,249	$1,255,163
Additions from acquisitions	1,025	9,692
Write-down of goodwill related to stores sold	(108)	(4,048)
Post purchase price allocation adjustments	41	4,442

Balance as of the end of the period	$1,266,207	$1,265,249

RENT-A-CENTER, INC. AND SUBSIDIARIES
The post purchase price allocation adjustments in 2008 were primarily attributable to inventory charge-offs for unrentable or missing merchandise acquired and other items.

4.
Restructuring. On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we initially identified 283 stores that we intended to close or merge. As of March 31, 2009, we closed or merged 282 stores.

We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. We recorded restructuring expenses in the amount of $157,000 and $4.5 million in the first quarter of 2009 and for the twelve months ended December 31, 2008, respectively. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through March 31, 2009.

	Closing Plan Estimate	Expenses Recognized	Estimated Remaining
	As of December 31, 2007	Through 2009	Charges as of March 31, 2009
	(In thousands)
Lease obligations	$26,061 - $29,223	$ 25,837	$224 - $3,386
Fixed asset disposals	11,006 - 11,516	11,476	0 - 40
Other costs	2,468 - 6,704	6,054	0 - 650

Total	$39,535 - $47,443	$ 43,367	$224 - $4,076

Changes in the accrual balance, which relate to lease obligations, from December 31, 2008 to March 31, 2009 for the store consolidation plan are as follows:

(In thousands)
Balance as of December 31, 2008	$ 7,357
Charges to expense	157
Cash payments	(1,781)

Balance as of March 31, 2009	$ 5,733

The total amount of cash used in the store consolidation plan through March 31, 2009 was approximately $18.7 million. We expect to use approximately $5.7 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013.

RENT-A-CENTER, INC. AND SUBSIDIARIES
5.	Earnings Per Share.

Basic and diluted earnings per common share is computed based on the following information:

(In thousands, except per share data)	Three months ended March 31, 2009
		Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$45,376	65,995	$0.69
Effect of dilutive stock options	—	500

Diluted earnings per common share	$45,376	66,495	$0.68

	Three months ended March 31, 2008
		Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$36,358	66,710	$0.55
Effect of dilutive stock options	—	465

Diluted earnings per common share	$36,358	67,175	$0.54

For the three months ended March 31, 2009 and 2008, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore anti-dilutive, was 3,740,209 and 3,987,410, respectively.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2008. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 38% market share based on store count. At March 31, 2009, we operated 3,038 company-owned stores nationwide and in Canada and Puerto Rico, including 34 retail installment sales stores under the names “Get It Now” and “Home Choice” and 10 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2009, ColorTyme had 219 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 3% market share based on store count.
Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise without incurring debt. Key features of the rental purchase transaction include:
•	convenient payment options – in-store or over the phone;

•	no long-term obligations;

•	right to terminate without penalty;

•	no requirement of a credit history;

•	set-up and delivery included at no additional charge;

•	product maintenance;

•	lifetime reinstatement; and

•	flexible options to obtain ownership – 90 days same as cash, early purchase options, or payment through the term of the agreement.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing rent-to-own stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of March 31, 2009, we offered some or all of these financial services products in 351 Rent-A-Center store locations in 18 states. We intend to focus our resources on improving the operations in these existing financial services store locations and do not plan to add significantly to the number of Rent-A-Center store locations offering financial services at this time. There can be no assurance that we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.
Recent Developments
On April 6, 2009, we announced that we gave notice to the indenture trustee of our election to redeem $150.0 million in aggregate principal amount of our 7 1/2% senior subordinated notes due May 2010, at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. Effective May 1, 2009, the notes are redeemable at par at our option. We expect to fund the redemption on or about May 19, 2009. On that date, the redemption price will become due and payable and interest on the redeemed notes will cease to accrue. Following the completion of the redemption, approximately $75.4 million of our 7 1/2% senior subordinated notes due May 2010 will remain outstanding under the indenture. We expect to fund the redemption primarily with cash flow generated from operations, together with amounts available under our senior credit facilities.
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
As of March 31, 2009, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $122.2 million, as compared to $117.9 million at December 31, 2008 and $113.5 million at March 31, 2008. If any of the factors that contribute to the overall cost of insurance claims

RENT-A-CENTER, INC. AND SUBSIDIARIES
were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we account for loss contingencies pursuant to the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – An Interpretation of FASB Statement No. 5 (“FIN 14”), which require that we accrue for losses that are both probable and reasonably estimable.
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
Our accruals relating to probable losses for our outstanding litigation follow:

	At March 31,	At March 31,
	2009	2008
	(In millions)
Shafer/Johnson Matter	$—	$11.0
California Attorney General Settlement	—	9.6
Other Litigation	—	1.1

Total Accrual	$—	$21.7

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Stock-Based Compensation Expense. We account for stock-based compensation expense under Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”) and recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the quarter ended March 31, 2009 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 45.30% to 66.50%, a risk-free interest rate of 0.40% to 1.59%, no dividend yield, and an expected life of 5.34 years. During the quarter ended March 31, 2009, we recognized $1.2 million in pre-tax compensation expense related to stock options and restricted stock units granted.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements provide a meaningful and fair perspective of our company. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
The revenue from our financial services is recognized depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time the service is performed.
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
Results of Operations
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
Store Revenue. Total store revenue decreased by $26.5 million, or 3.6%, to $719.0 million for the three months ended March 31, 2009 as compared to $745.5 million for the three months ended March 31, 2008. The decrease in total store revenue was primarily attributable to a decrease in same store sales of 2.5% and the anticipated revenue attrition from approximately 380 stores that received customer agreements from stores closed in the 2007 restructuring plan.
Same store revenues represent those revenues earned in 2,419 stores that were operated by us for each of the entire three month periods ended March 31, 2009 and 2008. Same store revenues decreased by $14.1 million, or 2.5%, to $550.3 million for the three months ended March 31, 2009 as compared to $564.4 million in 2008. This decrease in same store revenues was primarily attributable to a decrease in the number of units on rent in the first quarter of 2009 as compared to 2008.
Franchise Revenue. Total franchise revenue decreased by $1.9 million, or 16.9%, to $9.2 million for the three months ended March 31, 2009 as compared to $11.1 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first quarter of 2009 as compared to the first quarter of 2008 due to fewer franchise stores in the first quarter of 2009.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended March 31, 2009 decreased by $11.1 million, or 7.5%, to $135.1 million as compared to $146.2 million in 2008. The decrease in cost of rentals and fees is primarily attributable to a decrease in the number of units on rent in the first quarter of 2009 as compared to 2008. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.6% for the three months ended March 31, 2009 as compared to 22.8% in 2008.
Cost of Merchandise Sold. Cost of merchandise sold increased by $2.5 million, or 3.9%, to $65.8 million for the three months ended March 31, 2009 from $63.3 million in 2008. The gross margin percent of merchandise sales increased to

RENT-A-CENTER, INC. AND SUBSIDIARIES
31.3% for the three months ended March 31, 2009 from 25.8% in 2008. This percentage increase was primarily attributable to a higher margin on early purchase option transactions during the 2009 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $15.9 million, or 3.8%, to $401.5 million for the three months ended March 31, 2009 as compared to $417.4 million in 2008. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.2% for the three months ended March 31, 2009 as compared to 2.6% in 2008. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 55.8% for the three months ended March 31, 2009 from 56.0% in 2008.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.8 million or 18.8%, to $7.6 million for the three months ended March 31, 2009 as compared to $9.4 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first quarter of 2009 as compared to 2008.
General and Administrative Expenses. General and administrative expenses increased by $3.4 million, or 10.7%, to $34.3 million for the three months ended March 31, 2009 as compared to $30.9 million in 2008. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.7% for the three months ended March 31, 2009 from 4.1% in 2008. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support our strategic initiatives.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $4.6 million or 93.2%, to $337,000 for the three months ended March 31, 2009 from $4.9 million in 2008. This decrease was due to intangible assets associated with the acquisition of Rent-Way that were fully amortized in 2009 as compared to 2008.
Operating Profit. Operating profit increased by $4.6 million, or 5.9%, to $82.1 million for the three months ended March 31, 2009 as compared to $77.5 million in 2008. Operating profit as a percentage of total revenue increased to 11.3% for the three months ended March 31, 2009 from 10.2% for 2008. This increase was primarily attributable to an improvement in margins and a reduction in expenses offset by lower revenue in the 2009 period as compared to 2008.
Interest Expense. Interest expense decreased by $11.7 million, or 55.9%, to $9.2 million for the three months ended March 31, 2009 as compared to $20.9 million in 2008. This decrease was primarily attributable to a decrease in borrowings under our senior debt in 2009 as compared to 2008, as well as a decrease in our weighted average interest rate to 4.00% during the first quarter of 2009 as compared to 7.10% during the first quarter of 2008 due to a decrease in the Eurodollar rate in 2009 as compared to 2008.
Net Earnings. Net earnings increased by $9.0 million, or 24.8%, to $45.4 million for the three months ended March 31, 2009 as compared to $36.4 million in 2008. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in 2009 as compared to 2008.
Liquidity and Capital Resources
Cash provided by operating activities increased by $11.7 million to $140.0 million for the three months ended March 31, 2009 from $128.3 million in 2008. This increase is primarily attributable to an increase in net earnings as well as changes in working capital.
Cash used in investing activities decreased slightly by $527,000 to $14.1 million for the three months ended March 31, 2009 from $14.6 million in 2008.
Cash used in financing activities decreased by $115.1 million to $17.3 million for the three months ended March 31, 2009 from $132.4 million used in 2008. This decrease in 2009 as compared to 2008 is primarily related to the payments on our revolving credit facility in 2008.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, litigation expenses, including settlements or judgments, and implementation of our growth strategies, including investment in our financial services business. Our primary sources of liquidity have been cash provided by operations and

RENT-A-CENTER, INC. AND SUBSIDIARIES
borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience adverse conditions and such volatility in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
On April 6, 2009, we announced that we gave notice to the indenture trustee of our election to redeem $150.0 million in aggregate principal amount of our 7 1/2% senior subordinated notes due May 2010, at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. Effective May 1, 2009, the notes are redeemable at par at our option. We expect to fund the redemption on or about May 19, 2009. On that date, the redemption price will become due and payable and interest on the redeemed notes will cease to accrue. Following the completion of the redemption, approximately $75.4 million of our 7 1/2% senior subordinated notes due May 2010 will remain outstanding under the indenture. We expect to fund the redemption primarily with cash flow generated from operations, together with amounts available under our senior credit facilities.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above (including mandatory principal payments) during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $289.0 million was available at April 29, 2009. At April 29, 2009, we had $192.9 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock or repurchase or redeem additional outstanding subordinated notes. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Rental Merchandise. A reconciliation of rental merchandise, which includes purchases for the three months ended March 31, 2009 and 2008, follows:

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(In thousands)
Beginning merchandise value	$822,487	$940,304
Inventory additions through acquisitions	656	481
Purchases	170,627	215,451
Depreciation of rental merchandise	(132,325)	(143,190)
Cost of goods sold	(61,265)	(67,345)
Skips and stolens	(15,774)	(19,194)
Other inventory deletions(1)	(9,189)	(7,559)

Ending merchandise value	$775,217	$918,948

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $13.6 million and $15.1 million on capital expenditures during the three month periods ended March 31, 2009 and 2008, respectively, and expect to spend approximately $46.4 million for the remainder of 2009.
Acquisitions and New Store Openings. During the first three months of 2009, we acquired accounts from seven locations, opened ten new stores, consolidated eight stores into existing locations and sold one store. The acquired stores and accounts were the result of six separate transactions with an aggregate purchase price of approximately $1.9 million. There was no store activity for financial services during the first quarter of 2009. We ended the first quarter of 2009 with a total of 351 stores providing these services.
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
The table below shows the scheduled maturity dates of our senior term loans outstanding at March 31, 2009.

Year Ending December 31,	(In thousands)
2009	$17,567
2010	91,756
2011	274,728
2012	320,907

$704,958

RENT-A-CENTER, INC. AND SUBSIDIARIES
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $131.0 million had been utilized as of April 29, 2009. As of April 29, 2009, $269.0 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.52% at March 31, 2009. The weighted average Eurodollar rate on our outstanding debt was 0.46% at April 29, 2009. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of March 31, 2009:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.14:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.91:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2009 ($764.8 million) by consolidated EBITDA for the three month period ended March 31, 2009 ($357.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, and other non-cash income. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the three month period ended March 31, 2009, as adjusted for certain capital expenditures ($480.4 million), by consolidated fixed charges for the three month period ended March 31, 2009 ($252.1 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.
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
7 1/2% Senior Subordinated Notes. On May 6, 2003, we issued $300.0 million in senior subordinated notes due May 2010, bearing interest at 7 1/2%, pursuant to an indenture dated May 6, 2003, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York, as trustee. The proceeds of this offering were used to fund the repurchase and redemption of our then outstanding 11% senior subordinated notes.
The 2003 indenture contains covenants that limit our ability to:
•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket for which approximately $183.4 million was available for use as of March 31, 2009); and

•	engage in a merger or sell substantially all of our assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
On April 6, 2009, we announced that we gave notice to the indenture trustee of our election to redeem $150.0 million in aggregate principal amount of our 7 1/2% senior subordinated notes due May 2010, at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. Effective May 1, 2009, the notes are redeemable at par at our option. We expect to fund the redemption on or about May 19, 2009. On that date, the redemption price will become due and payable and interest on the redeemed notes will cease to accrue. Following the completion of the redemption, approximately $75.4 million of our 7 1/2% senior subordinated notes due May 2010 will remain outstanding under the indenture. We expect to fund the redemption primarily with cash flow generated from operations, together with amounts available under our senior credit facilities.
Store Leases. We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2019. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $22.0 million was outstanding as of March 31, 2009.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2009:

	Payments Due by Period
Contractual Cash Obligations	Total		2009	2010-2011	2012-2013	Thereafter
	(In thousands)
Senior Debt (including current portion)	$704,958	(1)	$17,567	$366,484	$320,907	$—
7 1/2% Senior Subordinated Notes(2)	250,730		16,903	233,827	—	—
Operating Leases	526,086		134,744	258,540	120,003	12,799
Capital Leases	5,277		2,028	2,947	302	—

Total(3)	$1,487,051		$171,242	$861,798	$441,212	$12,799

(1)
Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2009 was 0.52%.

(2)
Includes interest payments of $8.5 million (calculated without regard to the redemption of $150.0 million in aggregate principal amount of the notes as discussed above) on each of May 1 and November 1 of each year. The 2010-2011 period includes $150.0 million in aggregate principal amount which is now due and payable May 19, 2009, pursuant to the redemption discussed above.

(3)
As of March 31, 2009, we have $2.1 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of March 31, 2009, we had purchased a total of 19,412,750 shares of Rent-A-Center common stock for an aggregate of $457.8 million under this common stock repurchase program.
Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged

RENT-A-CENTER, INC. AND SUBSIDIARIES
recession. Fluctuations in our targeted customers’ monthly disposable income or high levels of unemployment could adversely impact our results of operations.
Restructuring. The total amount of cash used in the store consolidation plan and other restructuring items through March 31, 2009 was approximately $18.7 million, which primarily related to lease terminations. We expect to use approximately $5.7 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be substantially settled in twelve to eighteen months, with total completion no later than the second quarter of 2013. Please refer to Note 4, Restructuring, in the Notes to Consolidated Financial Statements on page 6 of this report for more information on our 2007 store consolidation plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2009, we had $225.4 million in subordinated notes outstanding at a fixed interest rate of 7 1/2%, and $705.0 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes, based on the closing price at March 31, 2009, was $221.4 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2009, we have not entered into any interest rate swap agreements. The credit markets continue to experience adverse conditions, including wide fluctuations in rates. Such continued volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at March 31, 2009, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $7.1 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II – Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We account for our litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that we accrue for losses that are both probable and reasonably estimable. We expense legal fees and expenses incurred in connection with the defense of all of our litigation at the time such amounts are invoiced or otherwise made known to us. As of March 31, 2009, we had no accrual relating to probable losses for our outstanding litigation.
We continue to monitor our litigation exposure, and will review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements” regarding our process for evaluating our litigation reserves. Based on our review, we have not established any reserves for our outstanding litigation.
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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the three months ended March 31, 2009, our same store sales decreased by 2.5% compared to the three months ended March 31, 2008. Our same store sales increased by 2.3%, 2.1% and 1.9% for all of 2008, 2007 and 2006 respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.
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
As is the case with most businesses, we are subject to various governmental regulations, including in our case, regulations specifically regarding rent-to-own transactions. Currently, 47 states, the District of Columbia and Puerto Rico have passed laws regulating rental purchase transactions. One additional state has a retail installment sales statute that excludes rent-to-own transactions from its coverage if certain criteria are met. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is

RENT-A-CENTER, INC. AND SUBSIDIARIES
terminated. The rental purchase laws of nine states limit the total amount that may be charged over the life of a rental purchase agreement and the laws of four states limit the cash prices for which we may offer merchandise. Most states also regulate rental purchase transactions, as well as other consumer transactions, under various consumer protection statutes. In our history, we have been the subject of litigation alleging that we have violated some of these statutory provisions.
Although there is currently no comprehensive federal legislation regulating rental purchase transactions, adverse federal legislation may be enacted in the future. From time to time, both favorable and adverse legislation seeking to regulate our business has been introduced in Congress. In addition, various legislatures in the states where we currently do business may adopt new legislation or amend existing legislation that could require us to alter our business practices.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of March 31, 2009, $705.0 million was outstanding under our senior debt.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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

RENT-A-CENTER, INC.

By	:	/s/ Robert D. Davis

Robert D. Davis
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
Date: May 1, 2009

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

10.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

10.21†
Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007.)

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

10.25†
Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.26†
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

10.29†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.30†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
†Management contract or compensatory plan or arrangement
*Filed herewith.