Form 10-Q
period 2009-06-30
RENT A CENTER INC DE
filed 2009-07-31
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
YES ☐      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2009:

Class	Outstanding

Common stock, $.01 par value per share	66,041,081

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 1.	Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,
(In thousands, except per share data)	2009	2008
	Unaudited
Revenues
Store
Rentals and fees	$589,468	$634,618
Merchandise sales	56,959	55,703
Installment sales	12,290	9,246
Other	13,443	10,589
Franchise
Merchandise sales	6,251	7,650
Royalty income and fees	1,198	1,225

	679,609	719,031

Operating expenses
Direct store expenses
Cost of rentals and fees	132,956	145,511
Cost of merchandise sold	41,997	45,167
Cost of installment sales	4,259	3,790
Salaries and other expenses	384,910	406,572
Franchise cost of merchandise sold	5,975	7,234

	570,097	608,274
General and administrative expenses	34,592	32,676
Amortization and write-down of intangibles	1,506	3,662
Litigation expense (credit)	(1,869)	—
Restructuring charge	—	(15)

Total operating expenses	604,326	644,597

Operating profit	75,283	74,434

Interest expense	8,045	16,739
Interest income	(267)	(2,289)

Earnings before income taxes	67,505	59,984

Income tax expense	25,560	22,243

NET EARNINGS	$41,945	$37,741

Basic earnings per common share	$0.64	$0.57

Diluted earnings per common share	$0.63	$0.56

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Six months ended June 30,
(In thousands, except per share data)	2009	2008
	Unaudited
Revenues
Store
Rentals and fees	$1,187,075	$1,275,304
Merchandise sales	152,741	141,042
Installment sales	24,716	19,131
Other	26,582	20,208
Franchise
Merchandise sales	14,209	17,417
Royalty income and fees	2,469	2,565

	1,407,792	1,475,667

Operating expenses
Direct store expenses
Cost of rentals and fees	268,095	291,673
Cost of merchandise sold	107,764	108,492
Cost of installment sales	8,690	7,810
Salaries and other expenses	786,418	823,986
Franchise cost of merchandise sold	13,609	16,630

	1,184,576	1,248,591
General and administrative expenses	68,867	63,625
Amortization and write-down of intangibles	1,843	8,592
Litigation expense (credit)	(4,869)	—
Restructuring charge	—	2,885

Total operating expenses	1,250,417	1,323,693

Operating profit	157,375	151,974

Interest expense	17,277	37,666
Interest income	(536)	(4,153)

Earnings before income taxes	140,634	118,461

Income tax expense	53,313	44,362

NET EARNINGS	$87,321	$74,099

Basic earnings per common share	$1.32	$1.11

Diluted earnings per common share	$1.31	$1.10

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and par value data)	2009	2008
	Unaudited
ASSETS
Cash and cash equivalents	$95,595	$87,382
Receivables, net of allowance for doubtful accounts of $8,110 in 2009 and $7,256 in 2008	56,660	51,766
Prepaid expenses and other assets	52,252	59,217
Rental merchandise, net
On rent	571,902	634,946
Held for rent	179,857	184,108
Merchandise held for installment sale	4,147	3,433
Property assets, net	199,148	208,897
Goodwill, net	1,267,035	1,265,249
Other intangible assets, net	1,148	1,704

	$2,427,744	$2,496,702

LIABILITIES
Accounts payable — trade	$94,962	$93,496
Accrued liabilities	276,921	289,701
Deferred income taxes	108,736	87,216
Senior debt	700,769	721,712
Subordinated notes payable	75,375	225,375

	1,256,763	1,417,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,832,958 and 104,769,382 shares issued in 2009 and 2008, respectively	1,048	1,047
Additional paid-in capital	683,999	681,067
Retained earnings	1,296,855	1,208,009
Treasury stock, 38,787,849 shares at cost in 2009 and 2008	(810,921)	(810,921)

	1,170,981	1,079,202

	$2,427,744	$2,496,702

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In thousands)	2009	2008
	Unaudited
Cash flows from operating activities
Net earnings	$87,321	$74,099
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	262,553	285,796
Bad debt expense	7,244	4,214
Stock-based compensation expense	2,117	1,841
Depreciation of property assets	34,133	36,378
Loss (gain) on sale or disposal of property assets	4,396	(3,361)
Amortization of intangibles	635	7,084
Amortization of financing fees	1,243	1,100
Deferred income taxes	21,521	43,457
Tax benefit related to stock option exercises	(189)	(258)
Restructuring charge	—	2,885
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(195,123)	(227,470)
Accounts receivable	(12,032)	(8,599)
Prepaid expenses and other assets	5,818	1,022
Accounts payable — trade	1,466	(1,755)
Accrued liabilities	(9,793)	(3,325)

Net cash provided by operating activities	211,310	213,108
Cash flows from investing activities
Purchase of property assets	(29,525)	(29,299)
Proceeds from sale of property assets	1,954	5,371
Acquisitions of businesses, net of cash acquired	(4,137)	(5,842)

Net cash used in investing activities	(31,708)	(29,770)
Cash flows from financing activities
Purchase of treasury stock	—	(3,111)
Exercise of stock options	626	1,176
Tax benefit related to stock option exercises	189	258
Payments on capital leases	(1,261)	(2,987)
Proceeds from debt	15,195	183,775
Repayments of debt	(36,138)	(355,099)
Repurchase of subordinated notes	(150,000)	(29,625)

Net cash used in financing activities	(171,389)	(205,613)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,213	(22,275)
Cash and cash equivalents at beginning of period	87,382	97,375

Cash and cash equivalents at end of period	$95,595	$75,100

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.
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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At June 30, 2009, we operated 3,021 company-owned stores nationwide and in Canada and Puerto Rico, including 35 retail installment sales stores under the names “Get It Now” and “Home Choice” and 13 rent-to-own stores in Canada under the names “Rent-A-Centre” and “Better Living.”

We also offer an array of financial services in certain of our existing rent-to-own stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offer include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of June 30, 2009, we offered financial services in 350 of our existing rent-to-own stores in 18 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2009, ColorTyme had 218 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All future references to authoritative accounting literature in our financial statements issued for reporting periods that end after September 15, 2009 will be referenced in accordance with SFAS 168.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not result in any material change to our policies.

RENT-A-CENTER, INC. AND SUBSIDIARIES
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 had no material effect on our disclosures in our financial statements.

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
2.	Intangible Assets and Acquisitions.
Intangibles consist of the following (in thousands):

		June 30, 2009		December 31, 2008
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Non-compete agreements	3	$6,088	$5,995	$6,281	$5,957
Customer relationships	2	62,396	61,435	62,110	60,950
Other intangibles	3	3,264	3,170	3,264	3,044

Total		71,748	70,600	71,655	69,951

Intangible assets not subject to amortization
Goodwill		1,366,187	99,152	1,364,401	99,152

Total intangibles		$1,437,935	$169,752	$1,436,056	$169,103

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2009	$611
2010	481
2011	56

Total	$1,148

Changes in the net carrying amount of goodwill are as follows:

	At June 30,	At December 31,
	2009	2008
	(In thousands)
Balance as of January 1,	$1,265,249	$1,255,163
Additions from acquisitions	2,769	9,692
Write-down of goodwill related to stores sold	(1,208)	(4,048)
Post purchase price allocation adjustments	225	4,442

Balance as of the end of the period	$1,267,035	$1,265,249

The post purchase price allocation adjustments in 2008 were primarily attributable to inventory charge-offs for unrentable or missing merchandise acquired and other items.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Tax deductible goodwill due to acquisitions in the first six months of 2009 totaled $2.0 million.
3.	Restructuring. On December 3, 2007, we announced our plan to close approximately 280 stores. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. As a result, we initially identified 283 stores that we intended to close or merge. As of June 30, 2009, we closed or merged 282 stores.
We estimated we would incur restructuring expenses related to the store consolidation plan and other restructuring items in the range of $36.0 million to $43.0 million, substantially all of which would be recorded in the fourth quarter of 2007, based on the closing date of the stores. We recorded restructuring expenses in the amount of $146,000 and $4.5 million for the six months ended June 30, 2009 and for the twelve months ended December 31, 2008, respectively. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through June 30, 2009.

	Closing Plan Estimate			Expenses Recognized	Estimated Remaining
	As of December 31, 2007			Through 2009	Charges as of June 30, 2009
	(In thousands)
Lease obligations	$26,061	–	$29,223	$25,826	$235	–	$3,397
Fixed asset disposals	11,006	–	11,516	11,476	0	–	40
Other costs	2,468	–	6,704	6,054	0	–	650

Total	$39,535	–	$47,443	$43,356	$235	–	$4,087

Changes in the accrual balance, which relate to lease obligations, from December 31, 2008 to June 30, 2009 for the store consolidation plan are as follows:

(In thousands)
Balance as of December 31, 2008	$7,357
Charges to expense	146
Cash payments	(3,457)

Balance as of June 30, 2009	$4,046

The total amount of cash used in the store consolidation plan through June 30, 2009 was approximately $20.4 million. We expect to use approximately $4.0 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be totally completed no later than the second quarter of 2013.
4.	Subordinated Notes Payable. In May 2009, we repurchased $150.0 million of our subordinated notes at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date.
On June 10, 2009, we announced that we provided notice to the indenture trustee of our election to redeem all of our outstanding 7 1/2% senior subordinated notes due May 2010, in the aggregate principal amount of $75.4 million at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. The notes were redeemed in accordance with their terms on July 28, 2009. On that date, the redemption price was paid in full and interest on the redeemed notes ceased to accrue. All of our 7 1/2% senior subordinated notes due May 2010 are now paid in full.
5.	Income Taxes. We are subject to federal, state, local and foreign income taxes. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The appeals process related to the IRS audit for the taxable years 2001 through 2003 has been completed. We have agreed with the results of the appeals process with the exception of one issue with respect to the 2003 tax year. This disputed issue arises also in our 2004 and 2005 tax years, the examination of which is currently in the appeals process as discussed below. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue and, accordingly, on April 3, 2009 we filed a petition for the issue to be heard in the United States Tax Court. The IRS has concluded its examination of our income tax returns for 2004 and 2005. We have requested a conference with the IRS Appeals Office to discuss the 2004 and 2005 proposed adjustments related to the disputed issue from our 2003 examination. The

RENT-A-CENTER, INC. AND SUBSIDIARIES
remaining 2001 through 2003, as well as the 2004 and 2005 contested adjustments have been resolved. We do not anticipate that adjustments, if any, regarding the 2003, 2004 and 2005 disputed issue will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share. The IRS has begun the field audit of our 2006 and 2007 taxable years.
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
We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At June 30, 2009, our unrecognized tax benefits are unchanged from December 31, 2008.
6.	Fair Value of Financial Instruments. Our financial instruments include cash and cash equivalents, receivables, payables, senior debt, and subordinated notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2009 and December 31, 2008, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of the subordinated notes payable is estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality using unobservable inputs based on management’s own assumptions. At June 30, 2009, the fair value of the subordinated notes was $75.2 million, which was $200,000 below their carrying value of $75.4 million. At December 31, 2008, the fair value of the subordinated notes was $206.2 million, which was $19.2 million below their carrying value of $225.4 million.
7.	Earnings Per Share.
Basic and diluted earnings per common share is computed based on the following information:

	Three months ended June 30, 2009
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$41,945	66,028	$0.64
Effect of dilutive stock options	—	619

Diluted earnings per common share	$41,945	66,647	$0.63

	Three months ended June 30, 2008
		Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$37,741	66,684	$0.57
Effect of dilutive stock options	—	676

Diluted earnings per common share	$37,741	67,360	$0.56

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Six months ended June 30, 2009
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$87,321	66,012	$1.32
Effect of dilutive stock options	—	559

Diluted earnings per common share	$87,321	66,571	$1.31

	Six months ended June 30, 2008
		Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$74,099	66,697	$1.11
Effect of dilutive stock options	—	570

Diluted earnings per common share	$74,099	67,267	$1.10

For the three months ended June 30, 2009 and 2008, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore anti-dilutive, was 2,899,246 and 3,067,137, respectively.
For the six months ended June 30, 2009 and 2008, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore anti-dilutive, was 3,168,008 and 3,447,177, respectively.
8.	Subsequent Events. We have evaluated events occurring subsequent to the date of our financial statements through July 31, 2009, which is the date our financial statements were issued. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date of June 30, 2009, including estimates inherent in the process of preparing our financial statements. There were no nonrecognized subsequent events to be disclosed in our financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 36% market share based on store count. At June 30, 2009, we operated 3,021 company-owned stores nationwide and in Canada and Puerto Rico, including 35 retail installment sales stores under the names “Get It Now” and “Home Choice” and 13 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2009, ColorTyme had 218 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 3% market share based on store count.
Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise without incurring debt. Key features of the rental purchase transaction include:
•	convenient payment options — in-store, over the phone or online;
•	no long-term obligations;
•	right to terminate without penalty;
•	no requirement of a credit history;
•	set-up and delivery included at no additional charge;
•	product maintenance;
•	lifetime reinstatement; and
•	flexible options to obtain ownership — 90 days same as cash, early purchase options, or payment through the term of the agreement.
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
We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing rent-to-own stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of June 30, 2009, we offered some or all of these financial services products in 350 Rent-A-Center store locations in 18 states. We intend to focus our resources on improving the operations in these existing financial services store locations and do not plan to add significantly to the number of Rent-A-Center store locations offering financial services at this time. There can be no assurance that we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.
Recent Developments
On June 10, 2009, we announced that we provided notice to the indenture trustee of our election to redeem all of our outstanding 7 1/2% senior subordinated notes due May 2010, in the aggregate principal amount of $75.4 million at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. The notes were redeemed in accordance with their terms on July 28, 2009. On that date, the redemption price was paid in full and interest on the redeemed notes ceased to accrue. All of our 7 1/2% senior subordinated notes due May 2010 are now paid in full. The redemption price was funded primarily with cash flow generated from operations, together with amounts drawn under our senior credit facilities.
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
As of June 30, 2009, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $124.6 million, as compared to $117.9 million at December 31, 2008 and $114.2 million at June 30, 2008. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

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
Our accruals relating to probable losses for our outstanding litigation follow:

	At June 30,	At June 30,
	2009	2008
	(In millions)
Shafer/Johnson Matter	$—	$11.0
California Attorney General Settlement	—	9.6
Other Litigation	—	4.6

Total Accrual	$—	$25.2

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Stock-Based Compensation Expense. We account for stock-based compensation expense under Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”) and recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the six months ended June 30, 2009 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 45.30% to 66.50%, a risk-free interest rate of 0.40% to 1.59%, no dividend yield, and an expected life of 5.34 years. During the six months ended June 30, 2009, we recognized $2.1 million in pre-tax compensation expense related to stock options and restricted stock units granted.
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
Results of Operations
Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
Store Revenue. Total store revenue decreased by $64.6 million, or 4.4%, to $1,391.1 million for the six months ended June 30, 2009 as compared to $1,455.7 million for the six months ended June 30, 2008. The decrease in total store revenue was primarily attributable to a decrease in same store sales of 3.6% and the anticipated revenue attrition from approximately 375 stores that received customer agreements from stores closed in the 2007 restructuring plan.
Same store revenues represent those revenues earned in 2,359 stores that were operated by us for each of the entire six month periods ended June 30, 2009 and 2008. Same store revenues decreased by $38.5 million, or 3.6%, to $1,042.0 million for the six months ended June 30, 2009 as compared to $1,080.5 million in 2008. This decrease in same store revenues was primarily attributable to a decrease in the number of units on rent in the first six months of 2009 as compared to 2008.
Franchise Revenue. Total franchise revenue decreased by $3.3 million, or 16.5%, to $16.7 million for the six months ended June 30, 2009 as compared to $20.0 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first six months of 2009 as compared to the first six months of 2008 due to fewer franchise stores in 2009.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the six months ended June 30, 2009 decreased by $23.6 million, or 8.1%, to $268.1 million as compared to $291.7 million in 2008. The decrease in cost of rentals and fees is primarily attributable to a decrease in the number of units on rent in the first six months of 2009 as compared to 2008. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.6% for the six months ended June 30, 2009 as compared to 22.9% in 2008.
Cost of Merchandise Sold. Cost of merchandise sold decreased by approximately $700,000, or 0.7%, to $107.8 million for the six months ended June 30, 2009 from $108.5 million in 2008. The gross margin percent of merchandise sales increased

RENT-A-CENTER, INC. AND SUBSIDIARIES
to 29.4% for the six months ended June 30, 2009 from 23.1% in 2008. This percentage increase was primarily attributable to a higher margin on early purchase option transactions during the 2009 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $37.6 million, or 4.6%, to $786.4 million for the six months ended June 30, 2009 as compared to $824.0 million in 2008. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.2% for the six months ended June 30, 2009 as compared to 2.5% in 2008. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 56.5% for the six months ended June 30, 2009 from 56.6% in 2008.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $3.0 million, or 18.2%, to $13.6 million for the six months ended June 30, 2009 as compared to $16.6 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first six months of 2009 as compared to 2008.
General and Administrative Expenses. General and administrative expenses increased by $5.3 million, or 8.2%, to $68.9 million for the six months ended June 30, 2009 as compared to $63.6 million in 2008. General and administrative expenses expressed as a percentage of total revenue increased to 4.9% for the six months ended June 30, 2009 from 4.3% in 2008. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support our strategic initiatives.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $6.8 million, or 78.5%, to $1.8 million for the six months ended June 30, 2009 from $8.6 million in 2008. This decrease was due to intangible assets associated with the acquisition of Rent-Way that were fully amortized in 2009 as compared to 2008.
Operating Profit. Operating profit increased by $5.4 million, or 3.6%, to $157.4 million for the six months ended June 30, 2009 as compared to $152.0 million in 2008. Operating profit as a percentage of total revenue increased to 11.2% for the six months ended June 30, 2009 from 10.3% for 2008. This increase was primarily attributable to an improvement in margins and a reduction in expenses offset by lower revenue in the 2009 period as compared to 2008.
Interest Expense. Interest expense decreased by $20.4 million, or 54.1%, to $17.3 million for the six months ended June 30, 2009 as compared to $37.7 million in 2008. This decrease was primarily attributable to a decrease in our outstanding indebtedness in 2009 as compared to 2008, as well as a decrease in our weighted average interest rate to 3.88% during the first six months of 2009 as compared to 6.68% during the first six months of 2008 due to a decrease in the Eurodollar rate in 2009 as compared to 2008.
Net Earnings. Net earnings increased by $13.2 million, or 17.8%, to $87.3 million for the six months ended June 30, 2009 as compared to $74.1 million in 2008. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in 2009 as compared to 2008.
Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
Store Revenue. Total store revenue decreased by $38.0 million, or 5.4%, to $672.2 million for the three months ended June 30, 2009 as compared to $710.2 million for the three months ended June 30, 2008. The decrease in total store revenue was primarily the result of a decrease in same store sales of 6.2%, partially attributable to the anticipated revenue attrition from approximately 375 stores that received customer agreements from stores closed in the 2007 restructuring plan.
Same store revenues represent those revenues earned in 2,736 stores that were operated by us for each of the entire three month periods ended June 30, 2009 and 2008. Same store revenues decreased by $38.6 million, or 6.2%, to $589.4 million for the three months ended June 30, 2009 as compared to $628.0 million in 2008. This decrease in same store revenues was primarily attributable to a decrease in the number of units on rent in the second quarter of 2009 as compared to 2008.
Franchise Revenue. Total franchise revenue decreased by $1.5 million, or 16.1%, to $7.4 million for the three months ended June 30, 2009 as compared to $8.9 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the second quarter of 2009 as compared to the second quarter of 2008 due to fewer franchise stores in the second quarter of 2009.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended June 30, 2009 decreased by $12.5 million, or 8.6%, to $133.0 million as compared to $145.5 million in 2008. The decrease in cost of rentals and fees is primarily attributable to a decrease in the number of units on rent in the second quarter of 2009 as compared to 2008. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.6% for the three months ended June 30, 2009 as compared to 22.9% in 2008.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $3.2 million, or 7.0%, to $42.0 million for the three months ended June 30, 2009 from $45.2 million in 2008. The gross margin percent of merchandise sales increased to 26.3% for the three months ended June 30, 2009 from 18.9% in 2008. This percentage increase was primarily attributable to a higher margin on early purchase option transactions during the 2009 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $21.7 million, or 5.3%, to $384.9 million for the three months ended June 30, 2009 as compared to $406.6 million in 2008. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.2% for the three months ended June 30, 2009 as compared to 2.3% in 2008. Salaries and other expenses expressed as a percentage of total store revenue was 57.3% for the three months ended June 30, 2009 and 2008.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.2 million, or 17.4%, to $6.0 million for the three months ended June 30, 2009 as compared to $7.2 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the second quarter of 2009 as compared to 2008.
General and Administrative Expenses. General and administrative expenses increased by $1.9 million, or 5.9%, to $34.6 million for the three months ended June 30, 2009 as compared to $32.7 million in 2008. General and administrative expenses expressed as a percentage of total revenue increased to 5.1% for the three months ended June 30, 2009 from 4.5% in 2008. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support our strategic initiatives.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $2.2 million, or 58.9%, to $1.5 million for the three months ended June 30, 2009 from $3.7 million in 2008. This decrease was due to intangible assets associated with the acquisition of Rent-Way that were fully amortized in 2009 as compared to 2008.
Operating Profit. Operating profit increased by approximately $900,000, or 1.1%, to $75.3 million for the three months ended June 30, 2009 as compared to $74.4 million in 2008. Operating profit as a percentage of total revenue increased to 11.1% for the three months ended June 30, 2009 from 10.4% for 2008.
Interest Expense. Interest expense decreased by $8.7 million, or 51.9%, to $8.0 million for the three months ended June 30, 2009 as compared to $16.7 million in 2008. This decrease was primarily attributable to a decrease in our outstanding indebtedness in 2009 as compared to 2008, as well as a decrease in our weighted average interest rate to 3.74% during the second quarter of 2009 as compared to 6.15% during the second quarter of 2008 due to a decrease in the Eurodollar rate in 2009 as compared to 2008.
Net Earnings. Net earnings increased by $4.2 million, or 11.1%, to $41.9 million for the three months ended June 30, 2009 as compared to $37.7 million in 2008. This increase was primarily attributable to a decrease in interest expense, offset by an increase in income tax expense in 2009 as compared to 2008.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $1.8 million to $211.3 million for the six months ended June 30, 2009 from $213.1 million in 2008.
Cash used in investing activities increased by $1.9 million to $31.7 million for the six months ended June 30, 2009 from $29.8 million in 2008.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Cash used in financing activities decreased by $34.2 million to $171.4 million for the six months ended June 30, 2009 from $205.6 million in 2008. This decrease in 2009 as compared to 2008 is primarily related to the payments on our senior debt in 2008, offset by the repurchase of our subordinated notes in 2009.
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
On June 10, 2009, we announced that we provided notice to the indenture trustee of our election to redeem all of our outstanding 7 1/2% senior subordinated notes due May 2010, in the aggregate principal amount of $75.4 million at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. The notes were redeemed in accordance with their terms on July 28, 2009. On that date, the redemption price was paid in full and interest on the redeemed notes ceased to accrue. All of our 7 1/2% senior subordinated notes due May 2010 are now paid in full. The redemption price was funded primarily with cash flow generated from operations, together with amounts drawn under our senior credit facilities.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above (including mandatory principal payments) during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $284.7 million was available at July 28, 2009. At July 28, 2009, we had $41.0 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
A change in control would result in an event of default under our senior credit facilities, which would allow our lenders to accelerate the indebtedness owed to them. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facility obligations or that we would be able to obtain financing to do so on favorable terms, if at all.
Litigation. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. Significant settlement amounts or final judgments could materially and adversely affect our liquidity. Please refer to “Legal Proceedings” later in this report.
Deferred Taxes. The 2008 Stimulus Act provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow benefited in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2008 operating cash flow increased by approximately $75.0 million as a result of the 2008 Stimulus Act with the associated deferral expected to begin to reverse over a three year period beginning in 2009. However, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extends the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. We estimate the cash tax benefit of the 2009 Recovery Act to be approximately $75.0 million, of which $55.0 million will offset the 2008 deferral that reverses in 2009, and the remaining $20.0 million will increase our 2009 operating cash flow. We estimate that at December 31, 2009 the remaining tax deferral associated with the 2008 Stimulus Act and the 2009 Recovery Act will be approximately $95.0 million of which approximately 78% will reverse in 2010 and the remainder will reverse between 2011 and 2012.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Rental Merchandise. A reconciliation of rental merchandise, which includes purchases, follows:

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
	(In thousands)
Beginning merchandise value	$775,217	$918,948
Inventory additions through acquisitions	334	1,261
Purchases	170,754	170,805
Depreciation of rental merchandise	(130,228)	(142,606)
Cost of goods sold	(36,605)	(38,433)
Skips and stolens	(14,078)	(16,419)
Other inventory deletions(1)	(9,488)	(9,956)

Ending merchandise value	$755,906	$883,600

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
	(In thousands)
Beginning merchandise value	$822,487	$940,304
Inventory additions through acquisitions	990	1,742
Purchases	341,381	386,256
Depreciation of rental merchandise	(262,553)	(285,796)
Cost of goods sold	(97,870)	(100,504)
Skips and stolens	(29,852)	(35,613)
Other inventory deletions(1)	(18,677)	(22,789)

Ending merchandise value	$755,906	$883,600

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $29.5 million and $29.3 million on capital expenditures during the six month periods ended June 30, 2009 and 2008, respectively, and expect to spend approximately $30.5 million for the remainder of 2009.
Acquisitions and New Store Openings. During the first six months of 2009, we acquired accounts from 12 locations, opened 18 new stores, consolidated 32 stores into existing locations and sold two stores. Additionally, during the first six months of 2009, we added financial services to two existing rent-to-own store locations, acquired accounts from one location and consolidated three stores with financial services into existing locations, ending the second quarter of 2009 with a total of 350 stores providing these services. The acquired stores and accounts were the result of 12 separate transactions with an aggregate purchase price of approximately $3.3 million.
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
The table below shows the scheduled maturity dates of our senior term loans outstanding at June 30, 2009.

Year Ending December 31,	(In thousands)
2009	$13,378
2010	91,756
2011	274,728
2012	320,907

$700,769

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $125.3 million had been utilized as of July 28, 2009. As of July 28, 2009, $274.7 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.32% at June 30, 2009. The weighted average Eurodollar rate on our outstanding debt was 0.29% at July 28, 2009. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $150.0 million at any one time outstanding;
•	repurchase our capital stock and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;
•	incur liens or other encumbrances;
•	merge, consolidate or sell substantially all our property or business;
•	sell assets, other than inventory, in the ordinary course of business;
•	make investments or acquisitions unless we meet financial tests and other requirements;
•	make capital expenditures; or
•	enter into an unrelated line of business.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2009:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.02:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.96:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2009 ($710.1 million) by consolidated EBITDA for the six month period ended June 30, 2009 ($352.2 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, and other non-cash income. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the six month period ended June 30, 2009, as adjusted for certain capital expenditures ($475.6 million), by consolidated fixed charges for the six month period ended June 30, 2009 ($242.9 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.
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
7 1/2% Senior Subordinated Notes. On June 10, 2009, we announced that we provided notice to the indenture trustee of our election to redeem all of our outstanding 7 1/2% senior subordinated notes due May 2010, in the aggregate principal amount of $75.4 million at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. The notes were redeemed in accordance with their terms on July 28, 2009. On that date, the redemption price was paid in full and interest on the redeemed notes ceased to accrue. All of our 7 1/2% senior subordinated notes due May 2010 are now paid in full. The redemption price was funded primarily with cash flow generated from operations, together with amounts drawn under our senior credit facilities.
Store Leases. We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2019. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

RENT-A-CENTER, INC. AND SUBSIDIARIES
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $20.4 million was outstanding as of June 30, 2009.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2009:

	Payments Due by Period
Contractual Cash Obligations	Total		2009	2010-2011	2012-2013	Thereafter
			(In thousands)
Senior Debt (including current portion)	$700,769	(1)	$13,378	$366,484	$320,907	$—
7 1/2% Senior Subordinated Notes	76,741	(2)	76,741	—	—	—
Operating Leases	518,157		90,265	273,278	135,124	19,490
Capital Leases	4,460		1,263	2,894	303	—

Total(3)	$1,300,127		$181,647	$642,656	$456,334	$19,490

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2009 was 0.32%.

(2)	Includes all of the principal amount outstanding plus accrued interest to the redemption date of July 28, 2009.

(3)	As of June 30, 2009, we have $2.1 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of June 30, 2009, we had purchased a total of 19,412,750 shares of Rent-A-Center common stock for an aggregate of $457.8 million under this common stock repurchase program.
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
Restructuring. The total amount of cash used in the store consolidation plan and other restructuring items through June 30, 2009 was approximately $20.4 million, which primarily related to lease terminations. We expect to use approximately $4.0 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be totally completed no later than the second quarter of 2013. Please refer to Note 3, Restructuring, in the Notes to Consolidated Financial Statements on page 7 of this report for more information on our 2007 store consolidation plan.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2009, we had $75.4 million in subordinated notes outstanding at a fixed interest rate of 7 1/2% and $700.8 million in term loans outstanding at interest rates indexed to the Eurodollar rate. The fair value of the 7 1/2% subordinated notes, based on the closing price at June 30, 2009, was $75.2 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2009, we have not entered into any interest rate swap agreements. The credit markets continue to experience adverse conditions, including wide fluctuations in rates. Such continued volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at June 30, 2009, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $7.1 million additional pre-tax charge or credit to our statement of earnings.

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
Changes in internal controls. For the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information

Item 1.	Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We account for our litigation contingencies pursuant to the provisions of SFAS No. 5 and FIN 14, which require that we accrue for losses that are both probable and reasonably estimable. We expense legal fees and expenses incurred in connection with the defense of all of our litigation at the time such amounts are invoiced or otherwise made known to us. As of June 30, 2009, we had no accrual relating to probable losses for our outstanding litigation.
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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the six months ended June 30, 2009, our same store sales decreased by 3.6% compared to the six months ended June 30, 2008. Our same store sales increased by 2.3%, 2.1% and 1.9% for all of 2008, 2007 and 2006 respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.
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
In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. Significant settlement amounts or final judgments could materially and adversely affect our liquidity. The failure to pay any material judgment would be a default under our senior credit facilities.
Our senior credit facilities impose restrictions on us which may limit or prohibit us from engaging in certain transactions. If a default were to occur, our lenders could accelerate the amounts of debt outstanding, and holders of our secured indebtedness could force us to sell our assets to satisfy all or a part of what is owed.
Covenants under our senior credit facilities restrict our ability to pay dividends, engage in various operational matters, as well as require us to maintain specified financial ratios. Our ability to meet these financial ratios may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as specified acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.
If a default were to occur, the lenders under our senior credit facilities could accelerate the amounts outstanding under the credit facilities. In addition, the lenders under these agreements could terminate their commitments to lend to us. If the lenders under these agreements accelerate the repayment of borrowings, we may not have sufficient liquid assets at that time to repay the amounts then outstanding under our indebtedness or be able to find additional alternative financing. Even if we could obtain additional alternative financing, the terms of the financing may not be favorable or acceptable to us.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of June 30, 2009, $700.8 million was outstanding under our senior debt. If the lenders under our senior credit facilities accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.
Rent-A-Center’s organizational documents and our senior credit facilities contain provisions that may prevent or deter another group from paying a premium over the market price to Rent-A-Center’s stockholders to acquire its stock.
Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities contain change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of Rent-A-Center’s common stock that some or a majority of Rent-A-Center’s stockholders might consider to be in their best interests.
Rent-A-Center is a holding company and is dependent on the operations and funds of its subsidiaries.
Rent-A-Center is a holding company, with no revenue generating operations and no assets other than its ownership interests in its direct and indirect subsidiaries. Accordingly, Rent-A-Center is dependent on the cash flow generated by its direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from its operating subsidiaries to generate the funds necessary to meet its obligations, including the obligations under the senior credit facilities. The ability of Rent-A-Center’s subsidiaries to pay dividends or make other payments to it is subject to applicable state laws. Should one or more of Rent-A-Center’s subsidiaries be unable to pay dividends or make distributions, its ability to meet its ongoing obligations could be materially and adversely impacted.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Our Annual Meeting of Stockholders was held on May 14, 2009. At the meeting, our stockholders voted on two matters: (1) election of two Class III Directors, and (2) ratification of the Audit Committee’s appointment of Grant Thornton, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2009.
The individuals named below were re-elected to a three-year term as Class III Directors:

Nominee	Votes For	Votes Against	Abstentions
Michael J. Gade	60,489,491	219,731	8,328
J.V. Lentell	60,489,491	219,731	8,328
The following directors’ terms of office as a director continued after the Annual Meeting of Stockholders:
Mitchell E. Fadel
Jeffery M. Jackson
Kerney Laday
Leonard H. Roberts
Mark E. Speese
Paula Stern, Ph.D.
The appointment of Grant Thornton, LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2009, was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions
60,212,779	491,031	7,740

Item 6.	Exhibits.
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

Date: July 31, 2009

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

3.3		Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.(ii) to the registrant’s Current Report on Form 8-K dated as of September 20, 2005.)

4.1		Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

10.1	†
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

10.11	†
Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.	Description

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

10.29†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

RENT-A-CENTER, INC. AND SUBSIDIARIES

Exhibit No.		Description

10.30	†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

21.1		Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

31.1	*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2	*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2	*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.