Form 10-Q
period 2009-09-30
RENT A CENTER INC DE
filed 2009-10-30
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2009:

Class	Outstanding
Common stock, $.01 par value per share	66,105,786

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,
(In thousands, except per share data)	2009	2008
	Unaudited
Revenues
Store
Rentals and fees	$576,124	$621,290
Merchandise sales	59,085	57,062
Installment sales	12,983	10,554
Other	15,236	10,704
Franchise
Merchandise sales	6,663	7,969
Royalty income and fees	1,160	1,176

	671,251	708,755

Operating expenses
Direct store expenses
Cost of rentals and fees	130,183	142,314
Cost of merchandise sold	42,940	44,714
Cost of installment sales	4,511	4,065
Salaries and other expenses	389,573	417,354
Franchise cost of merchandise sold	6,378	7,640

	573,585	616,087

General and administrative expenses	32,714	30,361
Amortization and write-down of intangibles	585	3,545
Restructuring charge	—	213

Total operating expenses	606,884	650,206

Operating profit	64,367	58,549

Interest expense	4,866	15,040
Interest income	(153)	(2,073)

Earnings before income taxes	59,654	45,582

Income tax expense	22,814	16,203

NET EARNINGS	$36,840	$29,379

Basic earnings per common share	$0.56	$0.44

Diluted earnings per common share	$0.55	$0.44

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine months ended September 30,
(In thousands, except per share data)	2009	2008
	Unaudited
Revenues
Store
Rentals and fees	$1,763,199	$1,896,594
Merchandise sales	211,826	198,104
Installment sales	37,699	29,685
Other	41,818	30,912
Franchise
Merchandise sales	20,872	25,386
Royalty income and fees	3,629	3,741

	2,079,043	2,184,422

Operating expenses
Direct store expenses
Cost of rentals and fees	398,278	433,987
Cost of merchandise sold	150,704	153,206
Cost of installment sales	13,201	11,875
Salaries and other expenses	1,175,991	1,241,340
Franchise cost of merchandise sold	19,987	24,270

	1,758,161	1,864,678

General and administrative expenses	101,581	93,986
Amortization and write-down of intangibles	2,428	12,137
Litigation expense (credit)	(4,869)	—
Restructuring charge	—	3,098

Total operating expenses	1,857,301	1,973,899

Operating profit	221,742	210,523

Interest expense	22,143	52,706
Interest income	(689)	(6,226)

Earnings before income taxes	200,288	164,043

Income tax expense	76,127	60,565

NET EARNINGS	$124,161	$103,478

Basic earnings per common share	$1.88	$1.55

Diluted earnings per common share	$1.86	$1.54

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and par value data)	2009	2008
	Unaudited

ASSETS
Cash and cash equivalents	$39,905	$87,382
Receivables, net of allowance for doubtful accounts of $7,948 in 2009 and $7,256 in 2008	59,943	51,766
Prepaid expenses and other assets	54,472	59,217
Rental merchandise, net
On rent	547,418	634,946
Held for rent	175,743	184,108
Merchandise held for installment sale	3,889	3,433
Property assets, net	204,906	208,897
Goodwill, net	1,269,046	1,265,249
Other intangible assets, net	979	1,704

	$2,356,301	$2,496,702

LIABILITIES
Accounts payable — trade	$96,750	$93,496
Accrued liabilities	272,129	289,701
Deferred income taxes	119,085	87,216
Senior debt	659,080	721,712
Subordinated notes payable	—	225,375

	1,147,044	1,417,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,887,410 and 104,769,382 shares issued in 2009 and 2008, respectively	1,049	1,047
Additional paid-in capital	685,470	681,067
Retained earnings	1,333,659	1,208,009
Treasury stock, 38,787,849 shares at cost in 2009 and 2008	(810,921)	(810,921)

	1,209,257	1,079,202

	$2,356,301	$2,496,702

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
(In thousands)	2009	2008
	Unaudited
Cash flows from operating activities
Net earnings	$124,161	$103,478
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	390,126	425,314
Bad debt expense	10,387	9,236
Stock-based compensation expense	2,920	2,680
Depreciation of property assets	50,187	54,569
Loss (gain) on sale or disposal of property assets	6,686	(6,157)
Amortization of intangibles	1,043	10,628
Amortization of financing fees	1,664	1,696
Deferred income taxes	31,869	70,795
Tax benefit related to stock option exercises	(208)	(537)
Restructuring charge	—	3,098
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(293,258)	(319,139)
Accounts receivable	(18,460)	(11,579)
Prepaid expenses and other assets	3,060	(3,567)
Accounts payable — trade	3,255	(5,228)
Accrued liabilities	(14,083)	(20,485)

Net cash provided by operating activities	299,349	314,802
Cash flows from investing activities
Purchase of property assets	(53,644)	(41,194)
Proceeds from sale of property assets	2,147	5,776
Acquisitions of businesses, net of cash acquired	(7,025)	(8,320)

Net cash used in investing activities	(58,522)	(43,738)
Cash flows from financing activities
Purchase of treasury stock	—	(3,111)
Exercise of stock options	1,276	2,685
Tax benefit related to stock option exercises	208	537
Payments on capital leases	(1,781)	(4,366)
Proceeds from debt	68,385	185,755
Repayments of debt	(131,017)	(391,126)
Repurchase of subordinated notes	(225,375)	(59,625)

Net cash used in financing activities	(288,304)	(269,251)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,477)	1,813
Cash and cash equivalents at beginning of period	87,382	97,375

Cash and cash equivalents at end of period	$39,905	$99,188

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.
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
Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At September 30, 2009, we operated 3,004 company-owned stores nationwide and in Canada and Puerto Rico, including 37 retail installment sales stores under the names “Get It Now” and “Home Choice” and 15 rent-to-own stores in Canada under the names “Rent-A-Centre” and “Better Living.”
We also offer an array of financial services in certain of our existing rent-to-own stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offer include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of September 30, 2009, we offered financial services in 345 of our existing rent-to-own stores in 17 states.
ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2009, ColorTyme had 213 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
New Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 is effective for financial statements issued for reporting periods ending after September 15, 2009. All references to authoritative accounting literature in our financial statements issued for reporting periods ending after September 15, 2009 are referenced in accordance with ASC 105.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which changes various aspects of accounting for and disclosures of interests in variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. We are currently evaluating the impact on us of the provisions of SFAS 167.
In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not result in any material change to our policies.

RENT-A-CENTER, INC. AND SUBSIDIARIES
In April 2009, the FASB issued ASC 825-10-65, Financial Instruments. ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10-65 had no material effect on our disclosures in our financial statements.
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
2.	Intangible Assets and Acquisitions.
Intangibles consist of the following (in thousands):

		September 30, 2009		December 31, 2008
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Amortizable intangible assets
Non-compete agreements	3	$6,090	$6,012	$6,281	$5,957
Customer relationships	2	62,650	61,781	62,110	60,950
Other intangibles	3	3,264	3,232	3,264	3,044

Total		72,004	71,025	71,655	69,951
Intangible assets not subject to amortization
Goodwill		1,368,198	99,152	1,364,401	99,152

Total intangibles		$1,440,202	$170,177	$1,436,056	$169,103

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)
2009	$272
2010	601
2011	106

Total	$979

Changes in the net carrying amount of goodwill are as follows:

	At September 30,	At December 31,
	2009	2008
	(In thousands)
Balance as of January 1,	$1,265,249	$1,255,163
Additions from acquisitions	4,753	9,692
Write-down of goodwill related to stores sold	(1,385)	(4,048)
Post purchase price allocation adjustments	429	4,442

Balance as of the end of the period	$1,269,046	$1,265,249

The post purchase price allocation adjustments were primarily attributable to inventory charge-offs for unrentable or missing merchandise acquired and other items.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Additions to goodwill due to acquisitions in the first nine months of 2009 were tax deductible.

3.	Restructuring. On December 3, 2007, we announced our plan to close approximately 280 stores and incur restructuring expenses in the range of $36.0 million to $43.0 million. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. We recorded restructuring expenses in the amount of $146,000 and $4.5 million for the nine months ended September 30, 2009 and for the twelve months ended December 31, 2008, respectively. The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through September 30, 2009.

	Closing Plan Estimate			Expenses Recognized	Estimated Remaining
	As of December 31, 2007			Through 2009	Charges as of September 30, 2009
				(In thousands)
Lease obligations	$26,061	-	$29,223	$25,826	$235	-	$3,397
Fixed asset disposals	11,006	-	11,516	11,476	0	-	40
Other costs	2,468	-	6,704	6,054	0	-	650

Total	$39,535	-	$47,443	$43,356	$235	-	$4,087

Changes in the accrual balance, which relate to lease obligations, from December 31, 2008 to September 30, 2009 for the store consolidation plan are as follows:

(In thousands)
Balance as of December 31, 2008	$7,357
Charges to expense	146
Cash payments	(4,602)

Balance as of September 30, 2009	$2,901

The total amount of cash used in the store consolidation plan through September 30, 2009 was approximately $21.5 million. We expect to use approximately $2.9 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be totally completed no later than the second quarter of 2013.
4.	Subordinated Notes Payable. In May 2009, we repurchased $150.0 million of our subordinated notes at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. In July 2009, we repurchased the remaining $75.4 million of our subordinated notes at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. All of our 7 1/2% senior subordinated notes due May 2010 were redeemed in accordance with their terms on their respective redemption dates and are now paid in full.
5.	Income Taxes. We are subject to federal, state, local and foreign income taxes. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The appeals process related to the IRS audit for the taxable years 2001 through 2003 has been completed. We have agreed with the results of the appeals process with the exception of one issue with respect to the 2003 tax year. This disputed issue arises also in our 2004 and 2005 tax years, the examination of which is currently in the appeals process as discussed below. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue and, accordingly, on April 3, 2009 we filed a petition for the issue to be heard in the United States Tax Court. The IRS has concluded its examination of our income tax returns for 2004 and 2005. To date, we have had two conferences with the IRS Appeals Office to discuss the 2004 and 2005 proposed adjustments related to the disputed issue from our 2003 examination and, as a result of these conferences, we are in the process of providing the Appeals Office with additional information. The remaining 2001 through 2003, as well as the 2004 and 2005 contested adjustments have been resolved. We do not anticipate that adjustments, if any, regarding the 2003, 2004 and 2005 disputed issue will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share. Our 2006 and 2007 taxable years are under IRS audit.
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual income, permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that could impact the annual effective tax rate include management’s assessment of certain

RENT-A-CENTER, INC. AND SUBSIDIARIES
tax matters and the composition of taxable income between the various jurisdictions in which we operate. We recognize the impact of significant discrete items separately in the quarter in which they occur.
We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At September 30, 2009, our unrecognized tax benefits are unchanged from December 31, 2008.
6.	Fair Value of Financial Instruments. At September 30, 2009, our financial instruments include cash and cash equivalents, receivables, payables, and senior debt, and, at December 31, 2008, also included subordinated notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2009 and December 31, 2008, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of the subordinated notes payable was estimated based on discounted cash flow analysis using interest rates offered for loans with similar terms to borrowers of similar credit quality using unobservable inputs based on management’s own assumptions. At December 31, 2008, the fair value of the subordinated notes was $206.2 million, which was $19.2 million below their carrying value of $225.4 million.
7.	Earnings Per Share.
Basic and diluted earnings per common share is computed based on the following information:

	Three months ended September 30, 2009
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$36,840	66,077	$0.56
Effect of dilutive stock options	—	616

Diluted earnings per common share	$36,840	66,693	$0.55

	Three months ended September 30, 2008
		Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$29,379	66,696	$0.44
Effect of dilutive stock options	—	777

Diluted earnings per common share	$29,379	67,473	$0.44

	Nine months ended September 30, 2009
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$124,161	66,034	$1.88
Effect of dilutive stock options	—	578

Diluted earnings per common share	$124,161	66,612	$1.86

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Nine months ended September 30, 2008
		Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$103,478	66,697	$1.55
Effect of dilutive stock options	—	639

Diluted earnings per common share	$103,478	67,336	$1.54

For the three months ended September 30, 2009 and 2008, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore anti-dilutive, was 2,816,883 and 2,693,730, respectively.
For the nine months ended September 30, 2009 and 2008, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore anti-dilutive, was 2,973,518 and 3,042,236, respectively.
8.	Subsequent Events. We have evaluated events occurring subsequent to the date of our financial statements through October 30, 2009, which is the date our financial statements were issued. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date of September 30, 2009, including estimates inherent in the process of preparing our financial statements.

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
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At September 30, 2009, we operated 3,004 company-owned stores nationwide and in Canada and Puerto Rico, including 37 retail installment sales stores under the names “Get It Now” and “Home Choice” and 15 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2009, ColorTyme had 213 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 3% market share based on store count.
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
We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing rent-to-own stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of September 30, 2009, we offered some or all of these financial services products in 345 Rent-A-Center store locations in 17 states. We continue to focus our resources on improving the operations in these existing financial services store locations and expect to have approximately 400 Rent-A-Center store locations offering financial services by the end of 2010. There can be no assurance that we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.
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
As of September 30, 2009, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $126.9 million, as compared to $117.9 million at December 31, 2008 and $117.2 million at September 30, 2008. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liability would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our accruals relating to probable losses for our outstanding litigation follow:

	At September 30,	At September 30,
	2009	2008
	(In millions)
Shafer/Johnson Matter	$—	$11.0
California Attorney General Settlement	—	9.1
Other Litigation	—	0.1

Total Accrual	$—	$20.2

As with most litigation, the ultimate outcome of our pending litigation is uncertain. Additional developments in our litigation or other adverse or positive developments or rulings in our litigation could affect our assumptions and, thus, our accrual. Our estimates with respect to accrual for our litigation expenses reflect our judgment as to the appropriate accounting charge at the end of a period. Factors that we consider in evaluating our litigation reserves include:
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
Income Taxes. Our annual tax rate is affected by many factors, including the mix of our earnings, legislation and acquisitions, and is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to differing interpretations between the taxpayer and the taxing authorities. Significant judgment is required in determining our tax expense, evaluating our tax positions and evaluating uncertainties. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. We review our tax positions quarterly and adjust the balance as new information becomes available.
If we make changes to our accruals with respect to our self-insurance liabilities, or litigation or income tax reserves in accordance with the policies described above, our earnings would be impacted. Increases to our accruals would reduce earnings and, similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.1 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock- based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the nine months ended September 30, 2009 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 45.30% to 66.50%, a risk-free interest rate of 0.40% to 2.04%, no dividend yield, and an expected life of 5.34 years. During the nine months ended September 30, 2009, we recognized $2.9 million in pre-tax compensation expense related to stock options and restricted stock units granted.
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
Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. Generally, we depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective July 1, 2009, we depreciate merchandise held for rent (except for computers) that is at least 270 days old and held for rent for at least 180 consecutive days using the straight-line method for a period generally not to exceed 20 months. This change in depreciation method had no material impact on our consolidated financial statements.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Results of Operations
Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
Store Revenue. Total store revenue decreased by $100.8 million, or 4.7%, to $2,054.5 million for the nine months ended September 30, 2009 as compared to $2,155.3 million for the nine months ended September 30, 2008. This decrease in total store revenue was primarily attributable to a decrease in same store sales of 3.9% and the anticipated revenue attrition from approximately 365 stores that received customer agreements from stores closed in the 2007 restructuring plan.
Same store revenues represent those revenues earned in 2,294 stores that were operated by us for each of the entire nine month periods ended September 30, 2009 and 2008. Same store revenues decreased by $61.1 million, or 3.9%, to $1,504.8 million for the nine months ended September 30, 2009 as compared to $1,565.9 million in 2008. This decrease in same store revenues was primarily attributable to a decrease in the number of units per customer in the first nine months of 2009 as compared to 2008.
Franchise Revenue. Total franchise revenue decreased by $4.6 million, or 15.9%, to $24.5 million for the nine months ended September 30, 2009 as compared to $29.1 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first nine months of 2009 as compared to the first nine months of 2008 due to fewer franchise stores in 2009.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the nine months ended September 30, 2009 decreased by $35.7 million, or 8.2%, to $398.3 million as compared to $434.0 million in 2008. This decrease in cost of rentals and fees is primarily attributable to a decrease in the number of units on rent in the first nine months of 2009 as compared to 2008. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.6% for the nine months ended September 30, 2009 as compared to 22.9% in 2008.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $2.5 million, or 1.6%, to $150.7 million for the nine months ended September 30, 2009 from $153.2 million in 2008. The gross margin percent of merchandise sales increased to 28.9% for the nine months ended September 30, 2009 from 22.7% in 2008. This percentage increase was primarily attributable to a higher margin on early purchase option transactions during the 2009 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $65.3 million, or 5.3%, to $1,176.0 million for the nine months ended September 30, 2009 as compared to $1,241.3 million in 2008. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.3% for the nine months ended September 30, 2009 as compared to 2.5% in 2008. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 57.2% for the nine months ended September 30, 2009 from 57.6% in 2008.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $4.3 million, or 17.6%, to $20.0 million for the nine months ended September 30, 2009 as compared to $24.3 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the first nine months of 2009 as compared to 2008.
General and Administrative Expenses. General and administrative expenses increased by $7.6 million, or 8.1%, to $101.6 million for the nine months ended September 30, 2009 as compared to $94.0 million in 2008. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.9% for the nine months ended

RENT-A-CENTER, INC. AND SUBSIDIARIES
September 30, 2009 from 4.3% in 2008. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support our strategic initiatives.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $9.7 million, or 80.0%, to $2.4 million for the nine months ended September 30, 2009 from $12.1 million in 2008. This decrease was due to intangible assets associated with the acquisition of Rent-Way that were fully amortized in 2009 as compared to 2008.
Operating Profit. Operating profit increased by $11.2 million, or 5.3%, to $221.7 million for the nine months ended September 30, 2009 as compared to $210.5 million in 2008. Operating profit as a percentage of total revenue increased to 10.7% for the nine months ended September 30, 2009 from 9.6% for 2008. This increase was primarily attributable to a reduction in expenses and an improvement in gross margins offset by lower revenue in the 2009 period as compared to 2008.
Interest Expense. Interest expense decreased by $30.6 million, or 58.0%, to $22.1 million for the nine months ended September 30, 2009 as compared to $52.7 million in 2008. This decrease was primarily attributable to a decrease in our outstanding indebtedness in 2009 as compared to 2008, as well as a decrease in our weighted average interest rate to 3.54% during the first nine months of 2009 as compared to 6.38% during the first nine months of 2008 due to a decrease in the Eurodollar rate in 2009 as compared to 2008.
Net Earnings. Net earnings increased by $20.7 million, or 20.0%, to $124.2 million for the nine months ended September 30, 2009 as compared to $103.5 million in 2008. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in 2009 as compared to 2008.
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
Store Revenue. Total store revenue decreased by $36.2 million, or 5.2%, to $663.4 million for the three months ended September 30, 2009 as compared to $699.6 million for the three months ended September 30, 2008. This decrease in total store revenue was primarily the result of a decrease in same store sales of 6.1%.
Same store revenues represent those revenues earned in 2,693 stores that were operated by us for each of the entire three month periods ended September 30, 2009 and 2008. Same store revenues decreased by $37.1 million, or 6.1%, to $573.2 million for the three months ended September 30, 2009 as compared to $610.3 million in 2008. This decrease in same store revenues was primarily attributable to a decrease in the number of units per customer in the third quarter of 2009 as compared to 2008 and the anticipated revenue attrition from approximately 365 stores that received customer agreements from stores closed in the 2007 restructuring plan.
Franchise Revenue. Total franchise revenue decreased by $1.3 million, or 14.5%, to $7.8 million for the three months ended September 30, 2009 as compared to $9.1 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the third quarter of 2009 as compared to the third quarter of 2008 due to fewer franchise stores in the third quarter of 2009.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended September 30, 2009 decreased by $12.1 million, or 8.5%, to $130.2 million as compared to $142.3 million in 2008. This decrease in cost of rentals and fees is primarily attributable to a decrease in the number of units on rent in the third quarter of 2009 as compared to 2008. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.6% for the three months ended September 30, 2009 as compared to 22.9% in 2008.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $1.8 million, or 4.0%, to $42.9 million for the three months ended September 30, 2009 from $44.7 million in 2008. The gross margin percent of merchandise sales increased to 27.3% for the three months ended September 30, 2009 from 21.6% in 2008. This percentage increase was primarily attributable to a higher margin on merchandise sales during the 2009 period.
Salaries and Other Expenses. Salaries and other expenses decreased by $27.8 million, or 6.7%, to $389.6 million for the three months ended September 30, 2009 as compared to $417.4 million in 2008. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.4% for the three months ended September 30, 2009 as compared to

RENT-A-CENTER, INC. AND SUBSIDIARIES
2.6% in 2008. Salaries and other expenses expressed as a percentage of total store revenue decreased to 58.7% for the three months ended September 30, 2009 from 59.7% in 2008.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold decreased by $1.2 million, or 16.5%, to $6.4 million for the three months ended September 30, 2009 as compared to $7.6 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in the third quarter of 2009 as compared to 2008.
General and Administrative Expenses. General and administrative expenses increased by $2.3 million, or 7.8%, to $32.7 million for the three months ended September 30, 2009 as compared to $30.4 million in 2008. General and administrative expenses expressed as a percentage of total revenue increased to 4.9% for the three months ended September 30, 2009 from 4.3% in 2008. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support our strategic initiatives.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $2.9 million, or 83.5%, to approximately $600,000 for the three months ended September 30, 2009 from $3.5 million in 2008. This decrease was due to intangible assets associated with the acquisition of Rent-Way that were fully amortized in 2009 as compared to 2008.
Operating Profit. Operating profit increased by $5.9 million, or 9.9%, to $64.4 million for the three months ended September 30, 2009 as compared to $58.5 million in 2008. Operating profit as a percentage of total revenue increased to 9.6% for the three months ended September 30, 2009 from 8.3% for 2008. This increase was primarily attributable to a reduction in expenses and an improvement in gross margins offset by lower revenue in the 2009 period as compared to 2008.
Interest Expense. Interest expense decreased by $10.1 million, or 67.6%, to $4.9 million for the three months ended September 30, 2009 as compared to $15.0 million in 2008. This decrease was primarily attributable to a decrease in our outstanding indebtedness in 2009 as compared to 2008, as well as a decrease in our weighted average interest rate to 2.70% during the third quarter of 2009 as compared to 5.81% during the third quarter of 2008 due to a decrease in the Eurodollar rate in 2009 as compared to 2008.
Net Earnings. Net earnings increased by $7.4 million, or 25.4%, to $36.8 million for the three months ended September 30, 2009 as compared to $29.4 million in 2008. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in 2009 as compared to 2008.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $15.5 million to $299.3 million for the nine months ended September 30, 2009 from $314.8 million in 2008. This decrease is primarily attributable to a decrease in deferred taxes, partially offset by an increase in earnings.
Cash used in investing activities increased by $14.8 million to $58.5 million for the nine months ended September 30, 2009 from $43.7 million in 2008. This increase is primarily attributable to an increase in capital expenditures related to our strategic initiatives.
Cash used in financing activities increased by $19.0 million to $288.3 million for the nine months ended September 30, 2009 from $269.3 million in 2008. This increase in 2009 as compared to 2008 is primarily related to the payments on our senior debt in 2008, offset by the repurchase of our subordinated notes in 2009.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above (including mandatory principal payments) during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $420.0 million, of which $300.5 million was available at October 27, 2009. At October 27, 2009, we had $42.8 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we intend to make additional payments to service our existing debt, and may repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. The 2008 Stimulus Act provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow benefited in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2008 operating cash flow increased by approximately $75.0 million as a result of the 2008 Stimulus Act with the associated deferral expected to begin to reverse over a three year period beginning in 2009. However, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extends the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. We estimate the cash tax benefit of the 2009 Recovery Act to be approximately $75.0 million, of which $59.0 million will offset the 2008 deferral that reverses in 2009, and the remaining $16.0 million will increase our 2009 operating cash flow. We estimate that at December 31, 2009 the remaining tax deferral associated with the 2008 Stimulus Act and the 2009 Recovery Act will be approximately $92.0 million of which approximately 79% will reverse in 2010 and the remainder will reverse between 2011 and 2012.
Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
	(In thousands)
Beginning merchandise value	$755,906	$883,600
Inventory additions through acquisitions	664	405
Purchases	159,813	155,342
Depreciation of rental merchandise	(127,573)	(139,518)
Cost of goods sold	(37,629)	(36,858)
Skips and stolens	(15,845)	(18,259)
Other inventory deletions (1)	(8,286)	(8,388)

Ending merchandise value	$727,050	$836,324

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
	(In thousands)
Beginning merchandise value	$822,487	$940,304
Inventory additions through acquisitions	1,654	2,147
Purchases	501,194	541,598
Depreciation of rental merchandise	(390,126)	(425,314)
Cost of goods sold	(135,499)	(137,642)
Skips and stolens	(45,697)	(53,872)
Other inventory deletions (1)	(26,963)	(30,897)

Ending merchandise value	$727,050	$836,324

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $53.6 million and $41.2 million on capital expenditures during the nine month periods ended September 30, 2009 and 2008, respectively, and expect to spend approximately $15.0 million for the remainder of 2009.
Acquisitions and New Store Openings. During the first nine months of 2009, we acquired accounts from 23 locations, opened 31 new stores, acquired one store, consolidated 54 stores into existing locations and sold 11 stores. Additionally, during the first nine months of 2009, we added financial services to four existing rent-to-own store locations, acquired accounts from one location, closed three stores and consolidated seven stores with financial services into existing locations, ending the third quarter of 2009 with a total of 345 stores providing these services. The acquired stores and accounts were the result of 18 separate transactions with an aggregate purchase price of approximately $6.2 million.
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
Senior Credit Facilities. Our $1,322.5 million senior credit facility consists of a $197.5 million five-year term loan, with the loans thereunder being referred to by us as the “tranche A term loans,” a $725.0 million six-year term loan, with the loans thereunder being referred to by us as the “tranche B term loans,” and a $400.0 million five-year revolving credit facility. The tranche A term loans are payable in seven remaining consecutive quarterly installments equal to $5.0 million from December 31, 2009 through June 30, 2010 and $37.5 million from September 30, 2010 through June 30, 2011. The tranche B term loans are repayable in 11 remaining consecutive quarterly installments equal to approximately $1.8 million from December 31, 2009 through June 30, 2011 and approximately $172.6 million from September 30, 2011 through June 30, 2012.
The table below shows the scheduled maturity dates of our senior term loans outstanding at September 30, 2009.

Year Ending December 31,	(In thousands)
2009	$6,689
2010	91,756
2011	239,728
2012	320,907

$659,080

RENT-A-CENTER, INC. AND SUBSIDIARIES
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $119.5 million had been utilized as of October 27, 2009. As of October 27, 2009, $280.5 million was available under our revolving facility. The revolving credit facility expires in July 2011.
Borrowings under our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75%, or the prime rate plus up to .75%, at our election. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.25% at September 30, 2009 and at October 27, 2009. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75 and 0.75, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under the senior credit facilities. A commitment fee equal to 0.15% to 0.50% of the unused portion of the revolving facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The initial commitment fee is equal to 0.50% of the unused portion of the revolving facility.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2009:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.84:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.96:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2009 ($647.4 million) by consolidated EBITDA for the nine month period ended September 30, 2009 ($352.7 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, and other non-cash income. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the nine month period ended September 30, 2009, as adjusted for certain capital expenditures ($464.4 million), by consolidated fixed charges for the nine month period ended September 30, 2009 ($236.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.
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
7 1/2% Senior Subordinated Notes. In May 2009, we repurchased $150.0 million of our subordinated notes at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. In July 2009, we repurchased the remaining $75.4 million of our subordinated notes at a redemption price equal to 100% of the principal amount outstanding, plus accrued interest to the redemption date. All of our 7 1/2% senior subordinated notes due May 2010 were redeemed in accordance with their terms on their respective redemption dates and are now paid in full.
Store Leases. We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2019. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $19.3 million was outstanding as of September 30, 2009.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2009:

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Payments Due by Period
Contractual Cash Obligations	Total		2009	2010-2011	2012-2013	Thereafter
Senior Debt (including current portion)	$659,080	(1)	$6,689	$331,484	$320,907	$—
Operating Leases	530,360		45,724	296,420	158,841	29,375
Capital Leases	3,202		419	2,482	301	—

Total (2)	$1,192,642		$52,832	$630,386	$480,049	$29,375

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 1.75% or the prime rate plus up to .75% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2009 was 0.25%.

(2)	As of September 30, 2009, we have $2.1 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of September 30, 2009, we had purchased a total of 19,412,750 shares of Rent-A-Center common stock for an aggregate of $457.8 million under this common stock repurchase program.
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
Restructuring. The total amount of cash used in the store consolidation plan and other restructuring items through September 30, 2009 was approximately $21.5 million, which primarily related to lease terminations. We expect to use approximately $2.9 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be totally completed no later than the second quarter of 2013. Please refer to Note 3, Restructuring, in the Notes to Consolidated Financial Statements on page 7 of this report for more information on our 2007 store consolidation plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2009, we had $659.1 million in term loans at interest rates indexed to the Eurodollar rate.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2009, we have not entered into any interest rate swap agreements. The credit markets continue to experience adverse conditions, including wide fluctuations in rates. Such continued volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at September 30, 2009, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $6.7 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. We expense legal fees and expenses incurred in connection with the defense of all of our litigation at the time such amounts are invoiced or otherwise made known to us. As of September 30, 2009, we had no accrual relating to probable losses for our outstanding litigation.
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
Our continued growth depends on our ability to increase sales in our existing rent-to-own stores. For the nine months ended September 30, 2009, our same store sales decreased by 3.9% compared to the nine months ended September 30, 2008. Our same store sales increased by 2.3%, 2.1% and 1.9% for all of 2008, 2007 and 2006, respectively. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of our store base over time, our same store revenues in future periods may be lower than historical levels. If we are unable to increase revenue in our rent-to-own stores, our earnings may grow more slowly or even decrease.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of September 30, 2009, $659.1 million was outstanding under our senior debt. If a specified change in control occurs and the lenders under our senior credit facilities accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Robert D. Davis
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date: October 30, 2009

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 11, 2008.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description

10.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 4, 2007.)

10.22†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.26†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

RENT-A-CENTER, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.	Description

10.28†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.29†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.30†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.31	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.