Form 10-K
period 2009-12-31
RENT A CENTER INC DE
filed 2010-02-26
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the 61,083,505 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2009	$1,089,118,894
Number of shares of Common Stock outstanding as of the close of business on February 19, 2010:	65,714,715

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business.

Overview

Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.

We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At December 31, 2009, we operated 3,007 company-owned stores nationwide and in Canada and Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2009, ColorTyme had 210 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 2% market share based on store count.

Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise without incurring debt. Key features of the rental purchase transaction include:

•	convenient payment options:

•	weekly, semi-monthly or monthly;

•	in-store, over the phone or online;

• no long-term obligations;

• right to terminate without penalty;

• no requirement of a credit history;

• delivery and set-up included at no additional charge;

• product maintenance;

•	lifetime reinstatement; and

•	flexible options to obtain ownership — 90 days same as cash, early purchase options, or payment through the term of the agreement.

We offer well known brands such as Sony, Philips, LG, Hitachi, Toshiba and Mitsubishi home electronics, Whirlpool appliances, Toshiba, Sony, Hewlett-Packard, Dell, Acer and Compaq computers and Ashley, England, Standard, Albany and Klaussner furniture. We also offer high levels of customer service, including repair, pickup and delivery, generally at no additional charge. Our customers benefit from the ability to return merchandise at any time without further obligation and make payments that build toward ownership. We estimate that approximately 74% of our business is from repeat customers.

We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of December 31, 2009, we offered some or all of these financial services products in 353 Rent-A-Center store locations in 17 states.

We were incorporated in Delaware in 1986. Our principal executive offices are located at 5501 Headquarters Drive, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange

Commission (“SEC”). Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

Industry Overview

According to the Association of Progressive Rental Organizations, the rent-to-own industry in the United States and Canada consists of approximately 8,500 stores and serves approximately 3.2 million households. We estimate that the two largest rent-to-own industry participants account for approximately 4,900 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The rent-to-own industry is highly fragmented and has experienced significant consolidation. We believe this consolidation trend in the industry will continue, presenting opportunities for us to continue to acquire additional stores or customer accounts on favorable terms.

The rent-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 76% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. The Association of Progressive Rental Organizations also estimates that approximately 94% of customers have high school diplomas. According to an April 2000 Federal Trade Commission study, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not; the low payments; the lack of a credit check; the convenience and flexibility of the transaction; the quality of the merchandise; the quality of the maintenance, delivery, and other services; the friendliness and flexibility of the store employees; and the lack of any problems or hassles.”

Historical Growth

From 1993 to 2006, we pursued an aggressive growth strategy in which we sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. Since March 1993, our company-owned store base has grown from 27 to 3,007 at December 31, 2009, primarily through acquisitions. During this period, we acquired over 3,300 stores, including approximately 400 of our franchised stores. These acquisitions occurred in approximately 270 separate transactions, including ten transactions where we acquired in excess of 50 stores. In addition, we strategically opened or acquired stores near market areas served by existing stores (“cannibalized”) to enhance service levels, gain incremental sales and increase market penetration.

The following table summarizes the store growth activity over the last three fiscal years:

	2009	2008	2007

Stores at beginning of period	3,037	3,081	3,406
New store openings	40	26	27
Acquired stores remaining open	1	5	14
Closed stores(1)
Merged with existing stores	59	45	363
Sold or closed with no surviving store	12	30	3

Stores at end of period	3,007	3,037	3,081

Acquired stores closed and accounts merged with existing stores	26	38	36
Total approximate purchase price of acquisitions	$7.2 million	$15.7 million	$20.1 million

(1)	Substantially all of the merged, sold or closed stores in 2007 relate to our store consolidation plans discussed below and in more detail in Note F, Restructuring, in the Notes to the Consolidated Financial Statements on page 55.

Store Consolidation.  We believe our aggressive store acquisition program and our planned cannibalization resulted in over penetration in some markets. We continually evaluate every market in which we operate by reviewing operating results, competitive positioning, and growth potential. As a result of such review in December 2007, we committed to a store consolidation plan pursuant to which we closed or merged 282 stores as of December 31, 2009.

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

Competitive Strengths

We believe the following competitive strengths position us well for continued growth:

Geographic Footprint.  At December 31, 2009, we operated 3,007 stores nationwide and in Canada and Puerto Rico. In addition, our subsidiary, ColorTyme, franchised 210 stores in 33 states. We believe the number and location of our stores combined with the strength of our brand provides us with a unique platform from which to market additional products and services to our customer demographic. The following table shows the geographic distribution of our stores:

	Number of Stores
	Company		With Financial
Location	Owned		Services	Franchised

Alabama	59		—	3
Alaska	6		5	3
Arizona	57		6	—
Arkansas	39		—	1
California	140		—	5
Colorado	43		12	—
Connecticut	40		—	1
Delaware	20		—	—
District of Columbia	4		—	—
Florida	172		—	19
Georgia	83		—	7
Hawaii	11		7	5
Idaho	12		7	3
Illinois	110	†	—	8
Indiana	97		—	2
Iowa	27		13	—
Kansas	34		13	8
Kentucky	65		20	4
Louisiana	45		—	6
Maine	28		—	9
Maryland	63		—	11
Massachusetts	69		—	1
Michigan	104		—	7
Minnesota	8	*	—	—
Mississippi	35		—	1
Missouri	65		16	—
Montana	9		6	—
Nebraska	14		—	—
Nevada	23		3	—
New Hampshire	20		—	1
New Jersey	44		—	—
New Mexico	27		10	9
New York	176		—	3
North Carolina	129		—	12
North Dakota	3		—	—
Ohio	175		54	4
Oklahoma	45		—	6
Oregon	27		—	4
Pennsylvania	151		—	3
Puerto Rico	45		—	—
Rhode Island	16		—	2
South Carolina	64		—	4
South Dakota	4		—	—
Tennessee	90		37	4
Texas	289		112	37
Utah	16		6	—
Vermont	9		—	—
Virginia	68		—	12
Washington	44		26	5
West Virginia	35		—	—
Wisconsin	23	*	—	—
Wyoming	7		—	—
Canada	18		—	—

TOTAL	3,007		353	210

*	Retail installment stores

†	Includes eight retail installment stores

Management Expertise.  Our management team at both the corporate and operational levels is highly experienced with over 100 combined years of service with us. Our executive management team has demonstrated the ability to grow the profitability of our business through their operational leadership and strategic vision.

Financial Strength.  Historically, our operations have generated strong cash flow, averaging $240.0 million in operating cash flow per year since 1999. As a result, we have been able to invest in acquisitions and new business opportunities while maintaining a strong balance sheet.

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

Integration Experience.  We have gained significant experience in the acquisition and integration of other rent-to-own operators and believe the fragmented nature of the rent-to-own and financial services industries will result in ongoing consolidation opportunities. Acquired stores benefit from our improved product mix, sophisticated management information system, purchasing power and administrative network.

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

We believe we will achieve gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

•	focus on the customer experience, both in our store locations, as well as on our website;

•	focus on improving the operations in our existing financial services store locations;

•	use consumer focused advertising, including direct mail, television, Internet, radio and print media, which highlights the appealing features of our services to increase store traffic and expand our customer base;

•	respond to competitive pressures on a market by market basis with specifically tailored action plans;

•	acquire customer accounts;

•	create compelling product values for our customers through the use of strategic merchandise purchases;

•	expand the offering of product lines to appeal to more customers to increase the number of transactions and grow our customer base; and

•	employ strict store-level cost control.

Seeking Additional Distribution Channels for Our Products and Services

We believe there are opportunities for us to obtain new customers through sources other than our existing rent-to-own stores. We are currently exploring the following alternatives:

•	offering the rent-to-own transaction to consumers who do not qualify for financing from a traditional retailer by maintaining a presence inside such retailer’s store locations;

•	making the rent-to-own transaction more attractive and convenient to consumers by locating kiosks inside destination retailers such as grocers or mass merchandise retailers;

•	altering the footprint and product mix for stores in urban locations;

•	improving and expanding our financial services operations, including the addition of Internet lending;

•	expanding our retail store operations; and

•	expanding our operations in Canada and seeking to identify other international markets in which we believe our products and services would be in demand.

There can be no assurance that we will be successful in our efforts to expand our distribution channels, or that such operations, should they be added, will prove to be profitable.

Leveraging our Financial Strength

We believe we can leverage our financial strength by investing significantly in people, processes and technology to increase revenue and reduce our cost infrastructure through our investments in the following:

•	a new centralized purchasing system which allows us to better manage our rental merchandise at the store level while expanding availability of the most popular products;

•	centralized procurement of all non-merchandise categories of supplies and services, including the development of an on-line procurement tool and a commitment to add dedicated resources at our home office to professionally manage our expenses; and

•	an enhanced point of sale system which will provide visibility and efficiency in all aspects of our store operations.

We believe our financial strength allows us to pursue these and other initiatives while also making strategic use of our cash.

Strengthening Customer Relationships through Community Involvement

We seek to further strengthen relationships with our customers through community involvement both at the local store level and as a company through corporate donations and initiatives. We encourage the management of each of our stores to involve themselves with their respective local communities. In addition, we participate in various programs, including the following:

•	Since 2002, co-workers at our headquarters facility in Plano, Texas have worked to fight hunger through the North Texas Food Bank. On a national basis, we have committed $500,000 over four years in the fight to end hunger.

•	Each spring, we raise funds for Big Brothers Big Sisters of America. With a donation of $1 or more, customers and co-workers sign their name on a paper spring egg to hang in our stores. Since 2003, Rent-A-Center has given $100,000 every year to match the total amount raised by our stores during a four week campaign. To date, we have donated more than $1.5 million.

•	In 2004, we established the Make A Difference Scholarship which provides $60,000 annually to customers, their children and our co-workers’ children who are pursuing an undergraduate degree at the college or university of their choice.

•	Since 2005, we have teamed up with Boys & Girls Clubs to furnish special “RAC” Rooms to the centers that need them most. Each year, we create 20 new RAC Rooms around the country. Clubs choose the merchandise they need, including furniture, televisions, electronics and computers.

•	We pledged $800,000 over four years in grants to Junior Achievement offices in communities across the U.S. as part of our commitment to promoting financial literacy in our communities. Our program with Junior Achievement assures that financial literacy programs will be taught to children in grades K-12 in schools where at least 51% of students qualify for free or reduced lunch.

•	Random Acts of Caring brings unexpected gifts to people and organizations that serve others. Since 2008, the Random Acts of Caring program has provided unexpected donations of merchandise and funding to 47 deserving non-profit organizations. Examples include furnishing rooms in three fire stations in New York and donating $5,000 to the FDNY Foundation, and providing the Allen County Chapter of the American Red Cross in Lima, Ohio with four desktop computers and two laptops for field work.

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

Product Selection

Our stores generally offer merchandise from four basic product categories: major consumer electronics, appliances, computers and furniture and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2009, consumer electronic products accounted for approximately 36% of our store rental revenue, furniture and accessories for 31%, appliances for 17% and computers for 16%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

Major consumer electronic products offered by our stores include high definition televisions, home theatre systems, video game consoles and stereos from top name-brand manufacturers such as Sony, Nintendo, Philips, LG, Hitachi, Toshiba and Mitsubishi. We offer major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, freezers and ranges. We offer desktop and laptop computers from Toshiba, Sony, Hewlett Packard, Dell, Acer and Compaq. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Standard, Albany and Klaussner and other top name-brand manufacturers. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

Rental Purchase Agreements

Our customers generally enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of seven to 30 months, depending upon the product type, or exercises a specified early purchase option. We do not conduct a formal credit investigation of each customer. We do require a potential customer to provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are also contacted to verify the information contained in the customer’s rental purchase order form. Rental payments are generally made in the store or by telephone. We accept cash and credit or debit cards. Approximately 84% of our agreements are on a weekly term. Depending on state regulatory requirements, we may charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled “— Government Regulation — Rental Purchase Transactions.”

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

Collections

Store managers use our management information system to track collections on a daily basis. For fiscal years 2009, 2008, and 2007, the average week ending past due percentages were 6.50%, 6.38% and 6.43%, respectively. Our goal was to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening in the three years. For the 2010 fiscal year, our goal remains the same at 5.99%. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period.

Pursuant to the rental purchase agreements, customers who become delinquent in their rental payments and fail to return the rented merchandise are or may over time become liable for accrued rent through the date the merchandise is finally returned or the amount of the early purchase option or, if the merchandise is not returned before expiration of the original term of weeks or months to ownership under the rental purchase agreement, then the total balance of payments necessary to acquire ownership of the merchandise. If the customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the ninetieth day following the time the account became past due. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.3% in 2009, 2.5% in 2008 and 2.8% in 2007.

Management

We organize our network of stores geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and account relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Two times each week, store management is required to count the store’s inventory on hand and compare the count to our accounting records, with the district manager performing a similar count at least quarterly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a district manager within close proximity who typically oversees six to eight stores. Typically, a district manager focuses on developing the personnel in his or her district and ensuring all stores meet our quality, cleanliness and service standards. In addition, a district manager routinely audits numerous areas of the stores’ operations. A significant portion of a district manager’s and store manager’s compensation is dependent upon store revenues and profits.

At December 31, 2009, we had 477 district managers who, in turn, reported to 74 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the district managers in their region. Similar to the district managers, regional directors are responsible for ascertaining whether stores are following the operational guidelines. The regional directors report to ten division vice presidents located throughout the country. The regional directors receive a significant amount of their compensation based on the revenue and profitability of the stores under their management.

Our executive management team, including our division vice presidents, oversees field operations, with an overall strategic focus. The executive management team directs and coordinates advertising, purchasing, financial planning and controls, employee training, personnel matters, acquisitions and new store initiatives. The centralization and coordination of such operational matters allows our store managers to focus on individual store performance. A significant portion of our executive management compensation is determined by the profits generated by us.

Management Information Systems

Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day’s activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track all of our merchandise and rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores’ depository accounts into our central operating account based on a formula that enables us to meet store operating needs while effectively utilizing excess cash. Our system also includes extensive management software, report-generating capabilities and a virtual private network. The virtual private network allows us to communicate with the stores more effectively and efficiently. Utilizing the management information system, our executive management, division vice presidents, regional directors, district managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines. We are currently investing in the development of new point of sale systems and processes to further enhance our management information system.

The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our internal financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.

Purchasing and Distribution

We recently completed the implementation of a centralized inventory management system, including automated merchandise replenishment. Our new automated replenishment system uses perpetual inventory records to analyze individual store requirements, as well as other pertinent information such as delivery and return forecasts, blanket orders, predetermined inventory levels, and vendor performance, to generate recommended merchandise order information. These recommended orders are reviewed by the store manager and delivered electronically to our vendors. The stores also have online access to determine whether other stores in their market may have merchandise available. All merchandise is shipped by vendors directly to each store, where it is held for rental. We do not utilize any distribution centers. These systems and procedures allow us to retain tight control over our inventory, improve the diversity and assortment of merchandise in our stores, and assist us in having the right products available at the right time. In addition, these systems require less involvement by our store employees resulting in more time available for customer service and sales activities.

We purchase the majority of our merchandise from manufacturers, who ship directly to each store. Our largest suppliers include Whirlpool and Ashley who accounted for approximately 16.4% and 15.6%, respectively, of merchandise purchased in 2009. No other manufacturer accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.

Marketing

We promote the products and services in our stores through television and radio commercials, print advertisements, Internet sites, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, prompt delivery, price match, service at no extra cost, lifetime reinstatement and the absence of initial deposits, credit investigations or long-term obligations. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rent-to-own transaction. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Advertising expense as a percentage of store revenue for the years ended December 31, 2009, 2008 and 2007 was approximately 2.9%, 2.9% and 2.8%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.

Competition

The rent-to-own industry is highly competitive. According to industry sources and our estimates, the two largest industry participants account for approximately 4,900 of the 8,500 rent-to-own stores in the United States and Canada. We are the largest operator in the rent-to-own industry with 3,007 stores and 210 franchised locations as of December 31, 2009. Our stores compete with other national, regional and local rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

Seasonality

Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. As a result, we would expect revenues for the third quarter of each fiscal year to remain relatively flat with the prior quarter. We expect this trend to continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

Retail Store Operations

As of December 31, 2009, we operated 39 stores utilizing a retail model which generates installment credit sales through a retail sale transaction. Twenty-three of these stores operate under the name “Get It Now” and 16 stores under the name “Home Choice.” Our retail stores are located in Illinois, Minnesota and Wisconsin.

ColorTyme Operations

ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2009, ColorTyme franchised 210 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2009, 12 new franchise locations were added, 17 were sold (all of which we purchased) and seven stores closed.

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

The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 19.5% and 14.5% of merchandise purchased by ColorTyme in 2009, respectively.

ColorTyme franchisees may also offer financial services, such as short term secured and unsecured loans, in addition to traditional rent-to-own products. In addition, some of ColorTyme’s franchised stores offer custom rims and tires for sale or rental under the trade names “RimTyme” or “ColorTyme Custom Wheels.” As of December 31, 2009, 42 ColorTyme stores operated by 15 separate franchisees offered financial services. Fourteen ColorTyme stores operated by five separate franchisees offered tires and rims exclusively.

ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $19.5 million was outstanding as of December 31, 2009.

ColorTyme has established national advertising funds for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross revenue from each franchisee as contributions to the fund. Currently,

ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of advertising in print, television and radio. ColorTyme also has the right to require franchisees to expend 3% of their monthly gross revenue on local advertising.

ColorTyme licenses the use of its trademarks and service marks to its franchisees under the franchise agreement. ColorTyme owns various trademarks and service marks, including ColorTyme®, RimTyme®, and Your Hometown ColorTyme®, that are used in connection with its operations and have been registered with the United States Patent and Trademark office. The duration of these marks is unlimited, subject to periodic renewal and continued use.

Some of ColorTyme’s franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.

Financial Services Operations

We offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services under the trade names “RAC Financial Services” and “Cash AdvantEdge” within certain of our existing Rent-A-Center store locations. As of December 31, 2009, we offered some or all of these financial services products in 353 Rent-A-Center store locations in 17 states. We continue to focus our resources on improving the operations in these existing financial services store locations and expect to have approximately 400 Rent-A-Center store locations offering financial services by the end of 2010.

Stores offering financial services products in addition to traditional rent-to-own products generally require one to two additional employees. Management of our financial services business is integrated with our rent-to-own operations, with six financial services regional directors and 40 financial services district managers reporting to our division vice presidents.

Our financial services business operates in a highly competitive industry. Similar financial services products are offered by large regional or national entities, smaller independent outlets and pawnshops. Competitive factors include location, service, maximum loan amount, repayment options and fees.

Trademarks

We own various trademarks and service marks, including Rent-A-Center®, that are used in connection with our operations and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we have obtained trademark registrations in Canada. We believe we hold the necessary rights for protection of the trademarks and service marks essential to our business. The products held for rent in our stores also bear trademarks and service marks held by their respective manufacturers.

Employees

As of February 19, 2010, we had approximately 17,400 employees, of whom 600 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are covered by a collective bargaining agreement. We believe relationships with our employees are generally good.

Government Regulation

Rental Purchase Transactions

State Regulation

Currently, 46 states, the District of Columbia and Puerto Rico have legislation that recognize and regulate rental purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Ten states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product.

Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate eight Home Choice stores in Minnesota.

North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 129 stores in North Carolina.

Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe conform with the retail installment sales act. We operate 23 Get It Now stores in Wisconsin and 44 Rent-A-Center stores in New Jersey.

Legislation has been introduced in New York from time to time that would significantly amend that state’s existing rental purchase statute. Recently introduced bills would impose significant pricing restrictions in New York and, if enacted as proposed, would have a material and adverse impact on our operations in New York. While predecessors of these bills have not received widespread support from members of either body of New York’s legislature, we are unable to assure you that such adverse legislation will not be enacted in the future. We operate 176 stores in New York.

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

In those jurisdictions where we make consumer loans directly to consumers (currently all states in which we offer financial services other than Texas), we are a licensed lender where required and are subject to various state regulations regarding the terms of our short term consumer loans and our policies, procedures and operations relating to those loans. Typically, state regulations limit the amount that we may lend to any consumer and, in some cases, the number of loans or transactions that we may make to any consumer at one time or in the course of a year. These state regulations also typically restrict the amount of finance charges that we may assess in connection with any loan or transaction and may limit a customer’s ability to renew or “rollover” a loan.

We operate our financial services business in Texas under the Texas Credit Services Organization law which requires that we register as a Credit Services Organization (“CSO”) with the Texas Secretary of State, pay a registration fee and post surety bonds for each location. The CSO may, for a fee, help a consumer obtain an extension of credit from an independent third-party lender. We must also comply with various disclosure requirements, which include providing the consumer with a disclosure statement and contract that detail the services to be performed by the CSO and the total cost of those services along with various other items. Additionally, the CSO must give a consumer the right to cancel the credit services agreement without penalty within three days after the agreement is signed.

We are subject to regulations in several jurisdictions in which we operate that require the registration or licensing of check cashing companies or regulate the fees that check cashing companies may impose. In some of these jurisdictions, we may be required to file fee schedules with the state or conspicuously post the fees charged for cashing checks at each branch. In some cases, we are required to meet minimum bond or capital levels and are subject to record-keeping requirements. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company and have filed our schedule of fees with each of the states or other jurisdictions in which such a filing is required.

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

Future revenue growth depends on our ability to identify and execute new growth strategies.

We have a mature store base. As a result, our same store sales have increased more slowly than in historical periods, or in some cases, decreased. Our future growth will require that we successfully increase revenue in our rent-to-own stores, as well as seek to identify additional distribution channels for our products and services. If we are unable to identify and successfully implement these strategic growth initiatives, our earnings may grow more slowly or even decrease.

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

As is the case with most businesses, we are subject to various governmental regulations, including in our case, regulations specifically regarding rent-to-own transactions. Currently, 46 states, the District of Columbia and Puerto Rico have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. One additional state has a retail installment sales statute that excludes leases, including rent-to-own transactions, from its coverage if the lease provides for more than a nominal purchase price at the end of the rental period. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of ten states limit the total amount that may be charged over the life of a rental purchase agreement and the laws of four states limit the cash prices for which we may offer merchandise. Most states also regulate rental purchase transactions, as well as other consumer transactions, under various consumer protection statutes. The rental purchase statutes and other consumer protection statutes provide various consumer remedies, including monetary penalties, for violations. In our history, we have been the subject of litigation alleging that we have violated some of these statutory provisions.

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

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2009, $711.2 million was outstanding under our senior debt. If a specified change in control occurs and the lenders under our senior credit facilities accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.

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

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.

The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales, when and how many rent-to-own stores we acquire or open, and the rate at which we add financial services to our existing stores;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts; and

•	the stock price performance of comparable companies.

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

We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2019. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,200 to 24,000 square feet, and average approximately 4,700 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space.

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

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of December 31, 2009, we had no accrual relating to probable losses for our outstanding litigation.

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

2009	High	Low

Fourth Quarter	$20.92	$17.49
Third Quarter	21.97	16.55
Second Quarter	23.14	16.94
First Quarter	20.17	14.45

2008	High	Low

Fourth Quarter	$22.68	$9.97
Third Quarter	26.00	18.60
Second Quarter	23.20	17.07
First Quarter	20.22	11.67

As of February 19, 2009, there were approximately 66 record holders of our common stock.

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

While cash dividend payments are subject to certain restrictions in our senior credit facilities, these restrictions would not currently prohibit the payment of cash dividends. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facilities” on page 35 of this report for further discussion of such restrictions.

Under our common stock repurchase program, we are authorized to repurchase up to $500.0 million in aggregate purchase price of our common stock. As of December 31, 2009, we had repurchased a total of 19,884,850 shares of Rent-A-Center common stock for an aggregate purchase price of $466.6 million under our common stock repurchase program. For the year ended December 31, 2009, we repurchased 472,100 shares of our common stock for an aggregate purchase price of $8.8 million. In the fourth quarter of 2009, we effected the following repurchases of our common stock:

Maximum Dollar
			Total Number of	Value that May Yet
			Shares Purchased	Be Purchased
	Total Number	Average Price	as Part of Publicly	Under the Plans
	of Shares	Paid per Share	Announced Plans	or Programs
Period	Purchased	(Including Fees)	or Programs	(Including Fees)

October 1 through October 31
November 1 through November 30	472,100	$18.7357	472,100	$33,392,808
December 1 through December 31

Total	472,100	$18.7357	472,100	$33,392,808

Stock Performance Graph

The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Market Index and a peer group index selected by us. The peer group index consists of Aaron’s, Inc., Family Dollar Stores, Inc., 99¢ Only Stores, Dollar Tree Stores, Inc., Dollar Financial Corp., Advance America, Cash Advance Centers, Inc., EZCORP, Inc., and Cash America International, Inc. The graph assumes $100 was invested on December 31, 2004 and dividends, if any, were reinvested for all years ending December 31.

Item 6.	Selected Financial Data

The selected financial data presented below for the five years ended December 31, 2009 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, an independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2009		2008		2007		2006		2005
	(In thousands, except per share data)

Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,346,849		$2,505,268		$2,594,061		$2,174,239	(8)	$2,084,757
Merchandise sales	261,631		256,731		208,989		175,954		177,292
Installment sales	53,035		41,193		34,576		26,877		26,139
Other	57,601		42,759		25,482		15,607		7,903
Franchise
Merchandise sales	28,065		33,283		34,229		36,377		37,794
Royalty income and fees	4,775		4,938		8,784	(5)	4,854		5,222

Total revenue	2,751,956		2,884,172		2,906,121		2,433,908		2,339,107
Operating expenses
Direct store expenses
Cost of rentals and fees	530,018		572,900		574,013		476,462	(8)	452,583
Cost of merchandise sold	188,433		194,595		156,503		131,428		129,624
Cost of installment sales	18,687		16,620		13,270		11,346		10,889
Salaries and other expenses	1,556,074		1,651,805		1,684,965		1,385,437		1,358,760	(11)
Franchise cost of merchandise sold	26,820		31,705		32,733		34,862		36,319

	2,320,032		2,467,625		2,461,484		2,039,535		1,988,175
General and administrative expenses	137,626		125,632		123,703		93,556		82,290
Amortization and write-down of intangibles	2,843		16,637		15,734		5,573		11,705	(12)
Litigation expense (credit)	(4,869	)(1)	(4,607	)(2)	62,250	(6)	73,300	(9)	(8,000	)(13)
Restructuring charge	—		4,497	(3)	38,713	(7)	—		15,166	(14)

Total operating expenses	2,455,632		2,609,784		2,701,884		2,211,964		2,089,336
Operating profit	296,324		274,388		204,237		221,944		249,771
Finance charges from refinancing	—		—		—		4,803	(10)	—
Gain on extinguishment of debt	—		(4,335	)(4)	—		—		—
Interest expense, net	25,954		57,381		87,951		53,003		40,703

Earnings before income taxes	270,370		221,342		116,286		164,138		209,068
Income tax expense	102,515		81,718		40,018		61,046		73,330	(15)

Item 6.	Selected Financial Data — Continued

	Year Ended December 31,
	2009	2008	2007	2006		2005
	(In thousands, except per share data)

NET EARNINGS	$167,855	$139,624	$76,268	$103,092		$135,738

Basic earnings per common share	$2.54	$2.10	$1.11	$1.48		$1.86

Diluted earnings per common share	$2.52	$2.08	$1.10	$1.46		$1.83

Consolidated Balance Sheet Data
Rental merchandise, net	$749,998	$819,054	$937,970	$1,056,233	(16)	$750,680
Intangible assets, net	1,269,457	1,266,953	1,269,094	1,281,597		929,326
Total assets	2,443,997	2,496,702	2,626,943	2,740,956	(16)	1,948,664
Total debt	711,158	947,087	1,259,335	1,293,278		724,050
Total liabilities	1,196,483	1,417,500	1,679,852	1,797,997	(16)	1,125,232	(17)
Stockholders’ equity	1,247,514	1,079,202	947,091	942,959	(16)	823,432
Operating Data (Unaudited)
Stores open at end of period	3,007	3,037	3,081	3,406		2,760
Comparable store revenue growth (decrease)(18)	(3.5)%	2.3%	2.1%	1.9%		(2.3)%
Weighted average number of stores	3,021	3,056	3,376	2,848		2,844
Franchise stores open at end of period	210	222	227	282		296

(1)	Includes the effects of $4.9 million in pre-tax litigation credits recorded in the first quarter and second quarter of 2009 related to the Hilda Perez matter.

(2)	Includes the effects of $4.6 million in pre-tax litigation credits recorded in the fourth quarter of 2008 related to the Perez matter and the Shafer/Johnson matter.

(3)	Includes the effects of a $4.5 million pre-tax restructuring expense as part of the store consolidation plan and other restructuring items announced December 3, 2007.

(4)	Includes the effects of a $4.3 million pre-tax gain on the extinguishment of debt recorded in the fourth quarter of 2008.

(5)	Includes the effects of a $3.9 million pre-tax benefit recorded in the third quarter of 2007 as a result of the receipt of accelerated royalty payments from franchisees in consideration of the termination of their franchise agreements.

(6)	Includes the effects of a $51.3 million pre-tax litigation expense recorded in the first quarter of 2007 related to the Perez matter and the effects of an $11.0 million pre-tax litigation expense recorded in the fourth quarter of 2007 related to the Shafer/Johnson matter.

(7)	Includes the effects of a $38.7 million pre-tax restructuring expense recorded in the fourth quarter of 2007 related to the store consolidation plan and other restructuring items announced December 3, 2007.

(8)	Includes the effects of adopting SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(9)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation, the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General and the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation reserve with respect to the Perez case.

(10)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 and the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(11)	Includes the effects of $5.2 million in charges recorded in the third and fourth quarters of 2005 as a result of Hurricanes Katrina, Rita and Wilma. These charges were primarily related to the disposal of inventory and fixed assets.

(12)	Includes the effects of $3.7 million in goodwill impairment charges recorded in the third quarter of 2005 as result of Hurricane Katrina.

(13)	Includes the effect of a pre-tax legal reversion of $8.0 million recorded in the first quarter of 2005 associated with the settlement of a class action lawsuit in the state of California.

(14)	Includes the effects of a $15.2 million pre-tax restructuring expense as part of the store consolidation plan announced September 6, 2005.

(15)	Includes the effects of a $2.0 million tax audit reserve credit associated with the examination and favorable resolution of our 1998 and 1999 federal tax returns and a $3.3 million state tax reserve credit due to a change in estimate related to potential loss exposures.

(16)	Includes the effects of adopting SAB 108 of a $4.2 million increase in accounts receivable, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million related to adjustments for deferred revenue and a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adjustments for property taxes.

(17)	Total liabilities also includes redeemable convertible voting preferred stock for the year ended December 31, 2005.

(18)	Comparable store revenue growth for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At December 31, 2009, we operated 3,007 company-owned stores nationwide and in Canada and Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2009, ColorTyme had 210 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 2% market share based on store count.

Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise without incurring debt. Key features of the rental purchase transaction include:

•	convenient payment options:

•	weekly, semi-monthly or monthly;

•	in-store, over the phone or online;

•	no long-term obligations;

•	right to terminate without penalty;

•	no requirement of a credit history;

•	delivery and set-up included at no additional charge;

•	product maintenance;

•	lifetime reinstatement; and

•	flexible options to obtain ownership — 90 days same as cash, early purchase options, or payment through the term of the agreement.

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

In addition, we strategically open or acquire stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. This planned cannibalization may negatively impact our same store revenue and cause us to grow at a slower rate. There can be no assurance we will open any new rent-to-own stores in the future, or as to the number, location or profitability thereof.

We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of December 31, 2009, we offered some or all of these financial services products in 353 Rent-A-Center store locations in 17 states. We continue to focus our resources on improving the operations in these existing financial services store locations and expect to have approximately 400 Rent-A-Center store locations offering financial services by the end of 2010. There can be no assurance we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.

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

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to successfully add financial services locations within our existing stores;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;

•	interest rates;

•	increases in the unemployment rate;

•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;

•	changes in our stock price and the number of shares of common stock that we may or may not repurchase;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” and elsewhere in this report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

We continually institute procedures to manage our loss exposure and increases in health care costs associated with our insurance claims through our risk management function, including a transitional duty program for injured workers, ongoing safety and accident prevention training, and various other programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company specific development factors, general industry loss development factors, and third party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our accruals by comparing amounts accrued on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our accruals as needed.

As of December 31, 2009, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $128.8 million, as compared to $117.9 million at December 31, 2008. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

Litigation Reserves.  We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred.

Our accruals relating to probable losses for our outstanding litigation follow:

	Year Ended December 31,
	2009	2008
	(In millions)

California Attorney General Settlement	$—	$9.4
Shafer/Johnson Matter	—	1.8
Other Litigation	—	0.1

Total Accrual	$—	$11.3

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

Stock-Based Compensation Expense.  We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the twelve months ended December 31, 2009 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 45.30% to 66.50%, a risk-free interest rate of 0.37% to 2.04%, no dividend yield, and an expected life of 5.34 years. During the twelve months ended December 31, 2009, we recognized $3.7 million in pre-tax compensation expense related to stock options and restricted stock units granted.

Results of Operations

The following table sets forth, for the periods indicated, historical Consolidated Statements of Earnings data as a percentage of total store and franchise revenues.

	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
	(Company-owned stores only)			(Franchise operations only)

Revenues
Rentals and fees	86.3%	88.0%	90.6%	—%	—%	—%
Merchandise sales	11.6	10.5	8.5	85.5	87.1	79.6
Other/Royalty income and fees	2.1	1.5	0.9	14.5	12.9	20.4

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Cost of rentals and fees	19.5%	20.1%	20.0%	—%	—%	—%
Cost of merchandise sold	7.6	7.5	5.9	81.7	83.0	76.1
Salaries and other expenses	57.2	58.0	58.9	—	—	—

	84.3	85.6	84.8	81.7	83.0	76.1
General and administrative expenses	5.1	4.3	4.3	10.6	10.3	7.8
Amortization and write-down of intangibles	0.1	0.6	0.5	—	—	—
Litigation expense (credit)	(0.2)	(0.2)	2.2	—	—	—
Restructuring charge	—	0.2	1.4	—	—	—

Total operating expenses	89.3	90.5	93.2	92.3	93.3	83.9

Operating profit	10.7	9.5	6.8	7.7	6.7	16.1
Interest, net and other income	1.0	1.9	3.1	(1.4)	(1.6)	(1.6)

Earnings before income taxes	9.7%	7.6%	3.7%	9.1%	8.3%	17.7%

2009 Overview

Highlights of our operating results for the year ended December 31, 2009 include:

•	Increased operating profit by $21.9 million, or 8.0%.

•	Generated $330.1 million in operating cash flow.

•	Reduced outstanding indebtedness by $235.9 million, including the repurchase of all of our senior subordinated notes.

•	Repurchased 472,100 shares of our common stock for an aggregate purchase price of $8.8 million.

Comparison of the Years ended December 31, 2009 and 2008

Store Revenue.  Total store revenue decreased by $126.9 million, or 4.5%, to $2,719.1 million in 2009 from $2,846.0 million in 2008. This decrease in total store revenue was primarily the result of a 3.5% reduction in same store sales, predominantly attributable to a decrease in the number of units per customer, together with the impact of the 2007 restructuring plan.

Same store revenues represent those revenues earned in 2,277 stores that were operated by us for each of the entire twelve month periods ended December 31, 2009 and 2008. Same store revenues decreased by $71.3 million, or 3.5%, to $1,985.3 million in 2009 as compared to $2,056.6 million in 2008. This decrease in same store revenues was primarily attributable to a decrease in the number of units per customer in 2009 as compared to 2008.

Franchise Revenue.  Total franchise revenue decreased by $5.4 million, or 14.1%, to $32.8 million in 2009 as compared to $38.2 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in 2009 as compared to 2008 due to fewer franchise stores in 2009.

Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for 2009 decreased by $42.9 million, or 7.5%, to $530.0 million as compared to $572.9 million in 2008. This decrease in cost of rentals and fees is primarily attributable to a decrease in the number of units on rent in 2009 as compared to 2008. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased to 22.6% in 2009 as compared to 22.9% in 2008.

Cost of Merchandise Sold.  Cost of merchandise sold decreased by $6.2 million, or 3.2%, to $188.4 million in 2009 from $194.6 million in 2008. The gross margin percent of merchandise sales increased to 28.0% in 2009 from 24.2% in 2008. This percentage increase was primarily attributable to a higher margin on early purchase option transactions during the 2009 period.

Salaries and Other Expenses.  Salaries and other expenses decreased by $95.7 million, or 5.8%, to $1,556.1 million in 2009 as compared to $1,651.8 million in 2008. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.3% in 2009 as compared to 2.5% in 2008. Salaries and other expenses expressed as a percentage of total store revenue decreased to 57.2% in 2009 from 58.0% in 2008.

Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold decreased by $4.9 million, or 15.4%, to $26.8 million in 2009 as compared to $31.7 million in 2008. This decrease was primarily attributable to a decrease in the number of products sold to franchisees in 2009 as compared to 2008 due to fewer franchise stores in 2009.

General and Administrative Expenses.  General and administrative expenses increased by $12.0 million, or 9.5%, to $137.6 million in 2009 as compared to $125.6 million in 2008. General and administrative expenses expressed as a percentage of total revenue increased to 5.0% in 2009 from 4.4% in 2008. These increases are primarily attributable to additional personnel and related expansion at our corporate office to support our strategic initiatives.

Amortization and Write-Down of Intangibles.  Amortization of intangibles decreased by $13.8 million, or 82.9%, to $2.8 million in 2009 from $16.6 million in 2008. This decrease was due to intangible assets associated with the acquisition of Rent-Way that were fully amortized in 2009 as compared to 2008.

Operating Profit.  Operating profit increased by $21.9 million, or 8.0%, to $296.3 million in 2009 as compared to $274.4 million in 2008. Operating profit as a percentage of total revenue increased to 10.8% in 2009 from 9.5% for 2008. This increase was primarily attributable to a reduction in expenses and an improvement in gross margins offset by lower revenue in the 2009 period as compared to 2008.

Interest Expense.  Interest expense decreased by $39.4 million, or 59.6%, to $26.8 million in 2009 as compared to $66.2 million in 2008. This decrease was attributable to a decrease in our outstanding indebtedness in 2009 as compared to 2008, as well as a decrease in our weighted average interest rate to 3.37% in 2009 as compared to 6.21% in 2008 due to a decrease in the Eurodollar rate in 2009 as compared to 2008.

Income Tax Expense.  Income tax expense increased by $20.8 million, or 25.4%, to $102.5 million in 2009 as compared to $81.7 million in 2008. This increase is attributable to an increase in earnings before taxes for 2009 as compared to 2008 and an increase in our overall effective tax rate to 37.9% for 2009 as compared to 36.9% for 2008. The 2009 increase in our overall effective tax rate is primarily attributable to an increase in our state effective tax rate as well as certain state tax benefits realized in 2008 related to audit settlements that did not recur in 2009.

Net Earnings.  Net earnings increased by $28.3 million, or 20.2%, to $167.9 million in 2009 as compared to $139.6 million in 2008. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in 2009 as compared to 2008.

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

Quarterly Results

The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2009
Revenues	$728,183	$679,609	$671,251	$672,913
Operating profit	82,092	75,283	64,367	74,582
Net earnings	45,376	41,945	36,840	43,694
Basic earnings per common share	$0.69	$0.64	$0.56	$0.66
Diluted earnings per common share	$0.68	$0.63	$0.55	$0.66
Year ended December 31, 2008
Revenues	$756,636	$719,031	$708,755	$699,750
Operating profit	77,540	74,434	58,549	63,865
Net earnings	36,358	37,741	29,379	36,146
Basic earnings per common share	$0.55	$0.57	$0.44	$0.54
Diluted earnings per common share	$0.54	$0.56	$0.44	$0.54
Year ended December 31, 2007
Revenues	$755,299	$724,158	$709,701	$716,963
Operating profit	46,155	87,024	60,575	10,483
Net earnings(loss)	15,103	41,251	25,275	(5,361)
Basic earnings(loss) per common share	$0.21	$0.59	$0.37	$(0.08)
Diluted earnings(loss) per common share	$0.21	$0.58	$0.37	$(0.08)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)

Year ended December 31, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	11.3	11.1	9.6	11.1
Net earnings	6.2	6.2	5.5	6.5
Year ended December 31, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	10.2	10.4	8.3	9.1
Net earnings	4.8	5.2	4.1	5.2
Year ended December 31, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	6.1	12.0	8.5	1.5
Net earnings(loss)	2.0	5.7	3.6	(0.7)

Liquidity and Capital Resources

Overview.  For the year ended December 31, 2009, we generated $330.1 million in operating cash flow. In addition to funding operating expenses, we used $68.8 million in cash for capital expenditures, $7.2 million for store acquisitions, $8.8 million for common stock repurchases, and $235.9 million to reduce debt. We ended the year with $101.8 million in cash and cash equivalents.

Analysis of Cash Flow.  Cash provided by operating activities decreased by $54.2 million to $330.1 million in 2009 from $384.3 million in 2008. This decrease is primarily attributable to the reversal in 2009 of taxes deferred in 2008, resulting in the payment of higher cash tax amounts in 2009.

Cash used in investing activities increased by $1.4 million to $72.9 million in 2009 from $71.5 million in 2008.

Cash used in financing activities decreased by $78.1 million to $245.1 million in 2009 from $323.2 million in 2008. This decrease in 2009 as compared to 2008 is primarily related to the payments on our senior debt in 2008, offset by the repurchase of our subordinated notes in 2009.

Liquidity Requirements.  Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, implementation of our growth strategies, including investment in our financial services business, and litigation expenses, including settlements or judgments. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience adverse conditions and such volatility in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above (including mandatory principal payments) during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $370.0 million, of which $241.7 million was available at February 19, 2010. At February 19, 2010, we had $106.4 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Deferred Taxes.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extends the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. Accordingly, our cash flow benefited in 2009 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate our 2009 operating cash flow increased by approximately $16.0 million as a result of the 2009 Recovery Act, net of the $59.0 million reversal associated with the 2008 Stimulus Act. We estimate the remaining tax deferral associated with the 2008 Stimulus Act and the 2009 Recovery Act approximates $92.0 million at December 31, 2009, of which approximately 79%, or $72.0 million, will reverse in 2010 and the remainder will reverse between 2011 and 2012.

Merchandise Inventory.  A reconciliation of merchandise inventory, which includes purchases, follows:

	December 31,
	2009	2008	2007
	(In thousands)

Beginning merchandise value	$822,487	$940,304	$1,058,587
Inventory additions through acquisitions	1,813	4,890	5,544
Purchases	719,209	730,006	747,251
Depreciation of rental merchandise	(519,103)	(561,414)	(561,880)
Cost of goods sold	(173,951)	(175,835)	(169,773)
Skips and stolens	(60,860)	(71,780)	(79,818)
Other inventory deletions(1)	(35,528)	(43,684)	(59,607)

Ending merchandise value	$754,067	$822,487	$940,304

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $68.8 million, $61.9 million and $102.0 million (which included amounts spent with respect to our new corporate headquarters location and the conversion of the acquired Rent-Way stores to the Rent-A-Center brand) on capital expenditures in the years 2009, 2008 and 2007, respectively, and expect to spend approximately $83.0 million in 2010. The anticipated increase in capital expenditures for 2010 primarily relates to our investment in the development of new point of sale systems and processes designed to further enhance our management information system.

Acquisitions and New Store Openings.  During 2009, we used approximately $7.2 million in cash acquiring stores and accounts in 20 separate transactions.

The table below summarizes the store growth activity for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007

Stores at beginning of period	3,037	3,081	3,406
New store openings	40	26	27
Acquired stores remaining open	1	5	14
Closed stores(1)
Merged with existing stores	59	45	363
Sold or closed with no surviving store	12	30	3

Stores at end of period	3,007	3,037	3,081

Acquired stores closed and accounts merged with existing stores	26	38	36
Total approximate purchase price of acquisitions	$7.2 million	$15.7 million	$20.1 million

(1)	Substantially all of the merged sold or closed stores in 2007 relate to our store consolidation plans discussed in more detail in Note F, Restructuring, in the Notes to the Consolidated Financial Statements on page 55.

The profitability of our stores tends to grow at a slower rate approximately five years from entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to increase revenue in our existing stores. We intend to accomplish such revenue growth by offering new products and services, such as our financial services products, in our existing stores, and by acquiring customer accounts on favorable terms. There can be no assurance that we will be successful in adding financial services products to our existing stores, or that such operations will be as profitable as we expect, or at all. We also cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all.

Senior Credit Facilities.  On December 2, 2009, we entered into an amendment to our existing senior credit facility to extend the maturities of a portion of the loans outstanding. The amended senior credit agreement provides for a $999 million senior credit facility consisting of a $165 million term loan with the loans being referred to by us as the “tranche A term loans,” a $484 million term loan with the loans being referred to by us as the “tranche B term loans,” and a $350 million revolving credit facility.

The tranche A term loans are divided into two equal sub-tranches of $82.5 million each, referred to by us as the “existing tranche A term loans” and the “extended tranche A term loans.” The existing tranche A term loans mature on June 30, 2011 and are repayable in six consecutive quarterly installments of (i) $2.5 million from March 31, 2010 through June 30, 2010 and (ii) $18.75 million from September 30, 2010 through June 30, 2011. The extended tranche A term loans mature on September 30, 2013 and are repayable in 15 consecutive quarterly installments of (i) $2.5 million from March 31, 2010 through September 30, 2012 and (ii) $13.125 million from December 31, 2012 through September 30, 2013. Under the amended senior credit facility, the tranche B term loans are divided into two sub-tranches of approximately $184 million and $300 million, referred to by us as the “existing tranche B term loans” and the “extended tranche B term loans,” respectively. The existing tranche B term loans mature on June 30, 2012 and are repayable in ten consecutive quarterly installments of (i) approximately $642,000 from March 31, 2010 through June 30, 2011, (ii) approximately $20.2 million on September 30, 2011, (iii) approximately $37.3 million on December 31, 2011, and (iv) approximately $61.0 million from March 31, 2012 through June 30, 2012. The extended tranche B term loans mature on March 31, 2015 and are repayable in 21 consecutive quarterly installments of (i) $750,000 from March 31, 2010 through March 31, 2014 and (ii) approximately $71.6 million from June 30, 2014 through March 31, 2015.

The table below shows the scheduled maturity dates of our senior term loans outstanding at December 31, 2009.

Year Ending December 31,	(In thousands)

2010	$58,069
2011	109,338
2012	145,656
2013	94,375
2014	215,625
Thereafter	71,625

$694,688

Pursuant to the amended senior credit facility, the revolving facility was reduced, at our election, to $350 million from $400 million, and extended from July 13, 2011 to September 30, 2013. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $118.3 million had been utilized as of February 19, 2010. As of February 19, 2010, $221.7 million was available under our revolving facility.

Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or extended tranche A term loans, (iii) .75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) .75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.25% at February 19, 2010. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt in excess of $300.0 million at any one time, provided that the aggregate amount of indebtedness incurred by all of our subsidiaries may not exceed $50.0 million at any one time;

•	repurchase our capital stock and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2009:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.25:1	1.72:1
Minimum fixed charge coverage ratio	No less than	1.35:1	2.07:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to this report. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2009 ($620.5 million) by consolidated EBITDA for the twelve month period ended December 31, 2009 ($360.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2009, as adjusted for certain capital expenditures ($474.7 million), by consolidated fixed charges for the twelve month period ended December 31, 2009 ($229.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.

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

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $19.5 million was outstanding as of December 31, 2009.

Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2009:

	Payments Due by Period
Contractual Cash Obligations	Total		2010	2011-2012	2013-2014	Thereafter
	(In thousands)

Senior Debt (including current portion)	$711,158	(1)	$74,539	$254,994	$310,000	$71,625
Operating Leases	535,631		175,056	248,367	104,505	7,703
Capital Leases	2,645		1,458	1,187	—	—

Total(2)	$1,249,434		$251,053	$504,548	$414,505	$79,328

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 3.0% or the prime rate plus up to 2.0% at our election. The combined weighted average Eurodollar and prime rate on our outstanding debt at December 31, 2009 was 0.29%.

(2)	As of December 31, 2009, we have $3.0 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities.  Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. As of December 31, 2009, we had purchased a total of 19,884,850 shares of Rent-A-Center common stock for an aggregate purchase price of $466.6 million under this common stock repurchase program.

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

Restructuring.  The total amount of cash used in the store consolidation plan and other restructuring items through December 31, 2009 was approximately $22.4 million, which primarily related to lease terminations. We expect to use approximately $3.0 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be completed no later than the first quarter of 2013. Please refer to Note F, Restructuring, in the Notes to Consolidated Financial Statements on page 55 of this report for more information on our 2007 store consolidation plan.

Seasonality.  Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise their early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. As a result, we would expect revenues for the third quarter of each fiscal year to remain relatively flat with the prior quarter. We expect this trend to continue in future periods unless we add significantly to our store base during the third quarter of future fiscal years as a result of new store openings or opportunistic acquisitions.

Effect of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 is effective for financial statements issued for reporting periods ending after September 15, 2009. All references to authoritative accounting literature in our financial statements issued for reporting periods ending after September 15, 2009 are referenced in accordance with ASC 105.

In June 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The adoption of ASU 2009-17 will not have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of December 31, 2009, we had $694.7 million in term loans at interest rates indexed to the Eurodollar and prime rates.

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

Interest Rate Risk

We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2009, we have not entered into any interest rate swap agreements. The credit markets continue to experience adverse conditions, including wide fluctuations in rates. Such continued volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at December 31, 2009, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $7.0 million additional pre-tax charge or credit to our statement of earnings.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010, expressed an unqualified opinion.

/s/  Grant Thornton LLP

Dallas, Texas
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited Rent-A-Center, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rent-A-Center, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Dallas, Texas
February 26, 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 42.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues
Store
Rentals and fees	$2,346,849	$2,505,268	$2,594,061
Merchandise sales	261,631	256,731	208,989
Installment sales	53,035	41,193	34,576
Other	57,601	42,759	25,482
Franchise
Merchandise sales	28,065	33,283	34,229
Royalty income and fees	4,775	4,938	8,784

	2,751,956	2,884,172	2,906,121
Operating expenses
Direct store expenses
Cost of rentals and fees	530,018	572,900	574,013
Cost of merchandise sold	188,433	194,595	156,503
Cost of installment sales	18,687	16,620	13,270
Salaries and other expenses	1,556,074	1,651,805	1,684,965
Franchise cost of merchandise sold	26,820	31,705	32,733

	2,320,032	2,467,625	2,461,484
General and administrative expenses	137,626	125,632	123,703
Amortization and write-down of intangibles	2,843	16,637	15,734
Litigation expense (credit)	(4,869)	(4,607)	62,250
Restructuring charge	—	4,497	38,713

Total operating expenses	2,455,632	2,609,784	2,701,884
Operating profit	296,324	274,388	204,237
Gain on extinguishment of debt	—	(4,335)	—
Interest expense	26,791	66,241	94,778
Interest income	(837)	(8,860)	(6,827)

Earnings before income taxes	270,370	221,342	116,286
Income tax expense	102,515	81,718	40,018

NET EARNINGS	$167,855	$139,624	$76,268

Basic earnings per common share	$2.54	$2.10	$1.11

Diluted earnings per common share	$2.52	$2.08	$1.10

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and par value data)

ASSETS
Cash and cash equivalents	$101,803	$87,382
Receivables, net of allowance for doubtful accounts of $9,753 in 2009 and $7,256 in 2008	63,439	51,766
Prepaid expenses and other assets	50,680	59,217
Rental merchandise, net
On rent	589,066	634,946
Held for rent	160,932	184,108
Merchandise held for installment sale	4,069	3,433
Property assets, net	204,551	208,897
Goodwill, net	1,268,684	1,265,249
Other intangible assets, net	773	1,704

	$2,443,997	$2,496,702

LIABILITIES
Accounts payable — trade	$97,159	$93,496
Accrued liabilities	265,051	289,701
Deferred income taxes	123,115	87,216
Senior debt	711,158	721,712
Subordinated notes payable	—	225,375

	1,196,483	1,417,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 104,910,759 and 104,769,382 shares issued in 2009 and 2008, respectively	1,049	1,047
Additional paid-in capital	686,592	681,067
Retained earnings	1,377,332	1,207,623
Treasury stock, 39,259,949 and 38,787,849 shares at cost in 2009 and 2008, respectively	(819,754)	(810,921)
Cumulative translation adjustment	2,295	386

	1,247,514	1,079,202

	$2,443,997	$2,496,702

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2009
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2007	104,192	$1,042	$662,440	$993,567	$(714,090)	$942,959
Net earnings	—	—	—	76,268	—	76,268
Purchase of treasury stock (3,832 shares)	—	—	(99)	—	(83,449)	(83,548)
Exercise of stock options	348	3	5,928	—	—	5,931
Tax benefits related to exercise of stock options	—	—	943	—	—	943
Stock-based compensation	—	—	5,050	—	—	5,050
Other	—	—	(230)	(282)	—	(512)

Balance at December 31, 2007	104,540	1,045	674,032	1,069,553	(797,539)	947,091
Net earnings	—	—	—	139,624	—	139,624
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	386	—	386

Comprehensive income						140,010

Purchase of treasury stock (952 shares)	—	—	(24)	—	(13,382)	(13,406)
Exercise of stock options	229	2	3,167	—	—	3,169
Tax benefits related to exercise of stock options	—	—	560	—	—	560
Stock-based compensation	—	—	3,341	—	—	3,341
Other	—	—	(9)	(1,554)	—	(1,563)

Balance at December 31, 2008	104,769	1,047	681,067	1,208,009	(810,921)	1,079,202
Net earnings	—	—	—	167,855	—	167,855
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	2,295	—	2,295

Comprehensive income						170,150

Purchase of treasury stock (472 shares)	—	—	(13)	—	(8,833)	(8,846)
Exercise of stock options	142	2	1,535	—	—	1,537
Tax benefits related to exercise of stock options	—	—	270	—	—	270
Stock-based compensation	—	—	3,731	—	—	3,731
Other	—	—	2	1,468	—	1,470

Balance at December 31, 2009	104,911	$1,049	$686,592	$1,379,627	$(819,754)	$1,247,514

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net earnings	$167,855	$139,624	$76,268
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	519,103	561,414	561,880
Bad debt expense	17,395	14,455	10,828
Stock-based compensation expense	3,731	3,341	5,050
Depreciation of property assets	65,788	72,683	71,279
Loss on sale or disposal of property assets	5,856	375	20,345
Amortization of intangibles	1,291	12,589	15,734
Amortization of financing fees	1,970	1,703	1,824
Deferred income taxes	35,899	77,538	11,213
Tax benefit related to stock option exercises	(270)	(560)	(943)
Gain on extinguishment of debt	—	(4,335)	—
Restructuring charge	—	4,497	38,713
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(449,128)	(438,964)	(445,920)
Accounts receivable	(34,781)	(24,572)	(17,390)
Prepaid expenses and other assets	(9,421)	(7,056)	(6,194)
Accounts payable — trade	16,367	(6,924)	(18,021)
Accrued liabilities	(11,534)	(21,472)	(84,286)

Net cash provided by operating activities	330,121	384,336	240,380
Cash flows from investing activities
Purchase of property assets	(68,841)	(61,931)	(101,961)
Proceeds from sale of property assets	3,122	6,144	4,500
Acquisitions of businesses, net of cash acquired	(7,221)	(15,700)	(20,112)

Net cash used in investing activities	(72,940)	(71,487)	(117,573)
Cash flows from financing activities
Purchase of treasury stock	(8,833)	(13,382)	(83,449)
Exercise of stock options	1,537	3,169	5,931
Tax benefit related to stock option exercises	270	560	943
Payments on capital leases	(2,100)	(5,662)	(7,258)
Proceeds from debt	186,100	213,050	785,555
Repayments of debt	(196,654)	(446,338)	(819,498)
Repurchase of subordinated notes	(225,375)	(74,625)	—

Net cash used in financing activities	(245,055)	(323,228)	(117,776)
Effect of exchange rate changes on cash	2,295	386	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,421	(9,993)	5,031
Cash and cash equivalents at beginning of year	87,382	97,375	92,344

Cash and cash equivalents at end of year	$101,803	$87,382	$97,375

Supplemental cash flow information
Cash paid during the year for:
Interest	$27,920	$70,688	$89,372
Income taxes (excludes $1,380 and $34,656 of income taxes refunded in 2009 and 2008, respectively)	$69,312	$20,954	$19,759

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Summary of Accounting Policies and Nature of Operations

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At December 31, 2009, we operated 3,007 company-owned stores nationwide and in Canada and Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores in Canada under the names “Rent-A-Centre” and “Better Living.”

We also offer an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offer include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of December 31, 2009, we offered financial services in 353 of our existing stores in 17 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At December 31, 2009, ColorTyme had 210 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

Rental Merchandise

Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally seven to 30 months. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective July 1, 2009, we depreciate merchandise held for rent (except for computers) that is at least 270 days old and held for rent for at least 180 consecutive days using the straight-line method for a period generally not to exceed 20 months. This change in depreciation method had no material impact on our consolidated financial statements.

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

We have established an allowance for doubtful accounts for our installment notes and loan receivables. Our policy for determining the allowance is based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes and loan receivables within the previous year. We believe our allowances are adequate to absorb any known or probable losses. Our policy is to charge off installment notes and loan receivables that are 90 days or more past due. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.

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

We have incurred costs to develop computer software for internal use. We capitalize the costs incurred during the application development stage, which includes designing the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary stages along with post-implementation stages of internally developed software are expensed as incurred. As of December 31, 2009, we have not placed in service or amortized any internally developed software. Internally developed software costs, once placed in service, will be amortized over various periods up to ten years.

We incur repair and maintenance expenses on our vehicles and equipment. These amounts are recognized when incurred, unless such repairs significantly extend the life of the asset, in which case we amortize the cost of the repairs for the remaining life of the asset utilizing the straight-line method.

Intangible Assets and Amortization

We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. We assess recoverability using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. If the carrying value exceeds the discounted fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, we would recognize impairment charges in an amount equal to the excess of the carrying value over fair value. There were no impairment charges recognized related to goodwill in 2009, 2008 and 2007.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income

Other comprehensive income is comprised exclusively of our foreign currency translation adjustment. The currency translation adjustment was approximately $2.3 million and $386,000 at December 31, 2009 and 2008, respectively.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

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

Sales Taxes

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $78.7 million, $82.5 million, and $79.8 million in 2009, 2008, and 2007, respectively.

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

Compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight-line basis. For the year ended December 31, 2009, 2008 and 2007, we recorded stock-based compensation expense, net of related taxes, of approximately $2.3 million, $2.1 million and $3.3 million, respectively, related to stock options and restricted stock units granted.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe self-insurance liabilities, litigation and tax reserves are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 is effective for financial statements issued for reporting periods ending after September 15, 2009. All references to authoritative accounting literature in our financial statements issued for reporting periods ending after September 15, 2009 are referenced in accordance with ASC 105.

In June 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The adoption of ASU 2009-17 will not have a material effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B —	Receivables and Allowance for Doubtful Accounts

Receivables consist of the following:

	December 31,
	2009	2008
	(In thousands)

Installment sales receivable	$35,636	$29,561
Financial services loans receivable	26,021	19,327
Trade and notes receivables	11,535	10,134

Total	73,192	59,022
Less allowance for doubtful accounts	(9,753)	(7,256)

Net receivables	$63,439	$51,766

The allowance for doubtful accounts related to installment sales receivable was $5.8 million and $3.9 million, financial services loans receivable was $1.2 million and $800,000, and trade receivables was $2.8 million and $2.6 million at December 31, 2009 and 2008, respectively.

Changes in our allowance for doubtful accounts are as follows:

	December 31,
	2009	2008	2007
	(In thousands)

Beginning balance	$7,256	$4,945	$4,026
Bad debt expense	17,395	14,455	10,828
Accounts written off	(20,721)	(17,843)	(20,496)
Recoveries	5,823	5,699	10,587

Ending balance	$9,753	$7,256	$4,945

Note C —	Rental Merchandise

	December 31,
	2009	2008
	(In thousands)

On rent
Cost	$1,038,408	$1,165,084
Less accumulated depreciation	(449,342)	(530,138)

Net book value, on rent	$589,066	$634,946

Held for rent
Cost	$220,523	$260,649
Less accumulated depreciation	(59,591)	(76,541)

Net book value, held for rent	$160,932	$184,108

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —	Property Assets

	December 31,
	2009	2008
	(In thousands)

Furniture and equipment	$221,117	$223,488
Transportation equipment	16,835	34,738
Building and leasehold improvements	238,938	224,098
Land and land improvements	5,193	5,193
Construction in progress	26,919	10,178

	509,002	497,695
Less accumulated depreciation	(304,451)	(288,798)

	$204,551	$208,897

We had $19.0 million and $7.9 million of capitalized software costs included in construction in progress at December 31, 2009 and 2008, respectively.

Note E —	Intangible Assets and Acquisitions

Intangibles consist of the following (in thousands):

		December 31,		December 31,
		2009		2008
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Non-compete agreements	3	$6,091	$6,021	$6,281	$5,957
Customer relationships	2	62,247	61,544	62,110	60,950
Other intangibles	3	3,264	3,264	3,264	3,044

Total		71,602	70,829	71,655	69,951
Intangible assets not subject to amortization
Goodwill		1,367,836	99,152	1,364,401	99,152

Total intangibles		$1,439,438	$169,981	$1,436,056	$169,103

Aggregate Amortization Expense
Year ended December 31, 2009	$1,291
Year ended December 31, 2008	$12,589
Year ended December 31, 2007	$15,734

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)

2010	$632
2011	141

Total	$773

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Balance as of January 1,	$1,265,249	$1,255,163
Additions from acquisitions	4,456	9,692
Write-down of goodwill related to stores sold	(1,552)	(4,048)
Post purchase price allocation adjustments	531	4,442

Balance as of the end of the period	$1,268,684	$1,265,249

Acquisitions

The following table provides information concerning the acquisitions made during the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Number of stores acquired remaining open	1	5	12
Number of stores acquired that were merged with existing stores	26	38	36
Number of transactions	20	20	19
Total purchase price	$7,221	$15,700	$20,112
Amounts allocated to:
Goodwill	$4,456	$9,692	$13,310
Non-compete agreements	—	2	10
Customer relationships	554	1,091	1,210
Accounts receivable	398	—	—
Property and other assets	—	25	38
Rental merchandise	1,813	4,890	5,544

Acquisition purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total. Acquired customer relationships are amortized utilizing the straight-line method over a 24 month period, non-compete agreements are amortized using the straight-line method over the life of the agreements, other intangible assets are amortized using the straight-line method over the life of the asset and goodwill associated with acquisitions is not amortized. The weighted average amortization period was 2.0 years for intangible assets acquired during the year ended December 31, 2009. Additions to goodwill due to acquisitions in 2009 were tax deductible.

All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.

Note F —	Restructuring

On December 3, 2007, we announced our plan to close approximately 280 stores and incur restructuring expenses in the range of $36.0 million to $43.0 million. The decision to close these stores was based on our analysis and evaluation of every market in which we operated based on operating results, competitive positioning, and growth potential. We recorded restructuring expenses in the amount of $4.5 million for the year ended December 31, 2008. All remaining costs, primarily lease related, will be charged to operating expenses as they are incurred.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the range of estimated charges as of December 31, 2007 and the total store consolidation plan charges and other restructuring items recorded through December 31, 2009.

			Estimated Remaining
	Closing Plan Estimate		Charges
	As of December 31,	Expenses Recognized	As of December 31,
	2007	Through 2009	2009
	(In thousands)

Lease obligations	$26,061 - $29,223	$26,774	$2,972
Fixed asset disposals	11,006 - 11,516	11,476	—
Other costs	2,468 - 6,704	6,054	—

Total	$39,535 - $47,443	$44,304	$2,972

Changes in the accrual balance, which relate to lease obligations, from December 31, 2008 to December 31, 2009 for the store consolidation plan are as follows:

(In thousands)

Balance as of December 31, 2008	$7,357
Charges to expense	1,094
Cash payments	(5,479)

Balance as of December 31, 2009	$2,972

The total amount of cash used in the store consolidation plan through December 31, 2009 was approximately $22.4 million. We expect to use approximately $3.0 million of cash on hand for future payments to satisfy the lease obligations at the stores. We expect the lease obligations will be completed no later than the first quarter of 2013.

Note G —	Senior Debt

On December 2, 2009, we entered into an amendment to our existing senior credit facility to extend the maturities of a portion of the loans outstanding. The amended senior credit agreement provides for a $999 million senior credit facility consisting of a $165 million term loan with the loans being referred to by us as the “tranche A term loans,” a $484 million term loan with the loans being referred to by us as the “tranche B term loans,” and a $350 million revolving credit facility.

The tranche A term loans are divided into two equal sub-tranches of $82.5 million each, referred to by us as the “existing tranche A term loans” and the “extended tranche A term loans.” The existing tranche A term loans mature on June 30, 2011 and are repayable in six consecutive quarterly installments of (i) $2.5 million from March 31, 2010 through June 30, 2010 and (ii) $18.75 million from September 30, 2010 through June 30, 2011. The extended tranche A term loans mature on September 30, 2013 and are repayable in 15 consecutive quarterly installments of (i) $2.5 million from March 31, 2010 through September 30, 2012 and (ii) $13.125 million from December 31, 2012 through September 30, 2013. Under the amended senior credit facility, the tranche B term loans are divided into two sub-tranches of approximately $184 million and $300 million, referred to by us as the “existing tranche B term loans” and the “extended tranche B term loans,” respectively. The existing tranche B term loans mature on June 30, 2012 and are repayable in ten consecutive quarterly installments of (i) approximately $642,000 from March 31, 2010 through June 30, 2011, (ii) approximately $20.2 million on September 30, 2011, (iii) approximately $37.3 million on December 31, 2011, and (iv) approximately $61.0 million from March 31, 2012 through June 30, 2012. The extended tranche B term loans mature on March 31, 2015 and are repayable in 21 consecutive quarterly installments of (i) $750,000 from March 31, 2010 through March 31, 2014 and (ii) approximately $71.6 million from June 30, 2014 through March 31, 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2009 and 2008 are as follows:

		2009			2008
	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available
	(In thousands)

Senior Credit Facilities:
Tranche A Term Loans Existing	2011	$82,500	$80,000	$—	$197,500	$175,000	$—
Tranche A Term Loans Extended	2013	82,500	80,000	—	—	—	—
Tranche B Term Loans Existing	2012	184,080	183,438	—	725,000	534,147	—
Tranche B Term Loans Extended	2015	300,000	299,250	—	—	—	—
Revolving Facility(1)	2013	350,000	52,000	179,520	400,000	—	269,415

		999,080	694,688	179,520	1,322,500	709,147	269,415
Other Indebtedness:
Line of credit		20,000	16,470	3,530	20,000	12,565	7,435

Total		$1,019,080	$711,158	$183,050	$1,342,500	$721,712	$276,850

(1)	At December 31, 2009 and 2008, the amounts available under the Revolving Facility were reduced by approximately $118.5 million and $130.6 million, respectively, for our outstanding letters of credit.

Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or extended tranche A term loans, (iii) .75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) .75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.25% at February 19, 2010. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt in excess of $300.0 million at any one time, provided that the aggregate amount of indebtedness incurred by all of our subsidiaries may not exceed $50.0 million at any one time;

•	repurchase our capital stock and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2009:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.25:1	1.72:1
Minimum fixed charge coverage ratio	No less than	1.35:1	2.07:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to this report. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2009 ($620.5 million) by consolidated EBITDA for the twelve month period ended December 31, 2009 ($360.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2009, as adjusted for certain capital expenditures ($474.7 million), by consolidated fixed charges for the twelve month period ended December 31, 2009 ($229.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2009.

Year Ending December 31,
(In thousands)

2010	$74,539
2011	109,338
2012	145,656
2013	94,375
2014	215,625
Thereafter	71,625

$711,158

Note H —	Subordinated Notes Payable

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

Note I —	Accrued Liabilities

	December 31,
	2009	2008
	(In thousands)

Accrued insurance costs	$137,824	$126,006
Accrued litigation costs	—	11,274
Accrued compensation	39,122	44,734
Deferred revenue	33,476	29,394
Taxes other than income	20,357	20,379
Accrued capital lease obligations	2,348	8,214
Accrued interest payable	1,193	4,340
Accrued restructuring costs	2,972	7,357
Accrued other	27,759	38,003

	$265,051	$289,701

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J —	Income Taxes

A reconciliation of income tax expense at the federal statutory rate of 35% to actual tax expense follows:

	Year Ended December 31,
	2009	2008	2007

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit (expense)	3.1%	2.0%	(1.7)%
Effect of foreign operations, net of foreign tax credits	—%	—%	0.5%
Other, net	(0.2)%	(0.1)%	0.6%

Total	37.9%	36.9%	34.4%

The components of income tax expense are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current expense
Federal	$55,101	$399	$6,179
State	10,278	2,574	14,437
Foreign	1,288	1,192	1,145

Total current	66,667	4,165	21,761

Deferred expense
Federal	33,028	73,015	35,808
State	2,820	4,538	(17,551)

Total deferred	35,848	77,553	18,257

Total	$102,515	$81,718	$40,018

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
	2009	2008
	(In thousands)

Deferred tax assets
Federal net operating loss carryforwards	$32,067	$47,656
State net operating loss carryforwards	17,018	30,225
Accrued liabilities	47,957	39,240
Property assets	15,014	20,462
Other assets including credits	1,701	1,174
Foreign tax credit carryforwards	1,218	2,325

	114,975	141,082
Valuation allowance	(7,968)	(10,232)
Deferred tax liabilities
Rental merchandise	(181,533)	(188,152)
Intangible assets	(48,589)	(29,914)

	(230,122)	(218,066)

Net deferred taxes	$(123,115)	$(87,216)

At December 31, 2009, we had approximately $91.6 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income which expire between 2018 and 2025 and approximately $388.0 million of state NOL carryforwards that expire between 2010 and 2026. All of our federal NOLs and approximately $160.0 million of our state NOLs represent acquired NOLs and their utilization is subject to applicable annual limitations for U.S. state and U.S. federal tax purposes, including Section 382 of the Internal Revenue Code of 1986, as amended. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our acquired state NOLs or foreign tax credits will not be recovered.

We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS has concluded its examination of our federal income tax returns for the years 2001 through 2007. Through the appeals process, we reached agreement on all issues except one issue with respect to the 2003 tax year which also recurs in each of the 2004, 2005, 2006 and 2007 taxable years. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue and, accordingly, we filed in April 2009 a petition for the issue to be heard in the United States Tax Court. The trial is currently scheduled to commence in June 2010. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)

Balance at January 1, 2008	$7,631
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	701
Reductions for tax positions of prior years	(817)
Settlements	(5,458)

Balance at January 1, 2009	2,057
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	1,744
Reductions for tax positions of prior years	—
Settlements	(771)

Balance at December 31, 2009	$3,030

Included in the balance of unrecognized tax benefits at December 31, 2009 is $2.1 million, net of federal benefit, which, if ultimately recognized, will reduce our annual effective tax rate.

We classify interest accrued related to unrecognized tax benefits as interest expense and penalties related to unrecognized tax benefits as operating expenses. We recorded interest expense of approximately $120,000 for the year ended December 31, 2009. As of December 31, 2009, we have accrued approximately $500,000 for the payment of interest and penalties.

Note K —	Commitments and Contingencies

Leases

We lease our service center and store facilities and most delivery vehicles. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $219.0 million, $215.8 million and $230.4 million for 2009, 2008 and 2007, respectively. Capital leases include certain transportation equipment. Future minimum rental payments under operating/capital leases with remaining lease terms in excess of one year at December 31, 2009 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
	(In thousands)	(In thousands)

2010	$175,056	$1,458
2011	141,264	884
2012	107,103	303
2013	73,384	—
2014	31,121	—
Thereafter	7,703	—

	535,631	2,645
Less amount representing interest obligations under capital lease	—	(297)

	$535,631	$2,348

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in equipment under capital leases are as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Equipment under capital lease	$7,714	$25,261
Less accumulated amortization	(5,257)	(17,074)

Equipment under capital lease, net	$2,457	$8,187

Litigation

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We accrue for losses that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expensed are incurred.

Our accruals relating to probable losses for our outstanding litigation follow:

	Year Ended December 31,
	2009	2008
	(In millions)

California Attorney General Settlement	$—	$9.4
Shafer/Johnson Matter	—	1.8
Other Litigation	—	0.1

Total Accrual	$—	$11.3

In January 2009, we paid $9.4 million in accordance with the settlement with the California Attorney General. During the first quarter of 2009, we paid the remaining $1.8 million in aggregate settlement payments pursuant to the settlement of the Eric Shafer, et al. v. Rent-A-Center, Inc. and Victor E. Johnson et al. v. Rent-A-Center, Inc. coordinated matters pending in state court in Los Angeles, California. As of December 31, 2009, we had no accrual relating to probable losses for our outstanding litigation.

We continue to monitor our litigation exposure, and will review the adequacy of our legal reserves on a quarterly basis.

In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We cannot assure you that we will not be the subject of similar lawsuits in the future.

Guarantee

ColorTyme Guarantee.  ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $19.5 million was outstanding as of December 31, 2009.

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

The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2009 and 2008, there were 1,838,155 and 1,589,923 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.

We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 558,437 and 476,783 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2009 and 2008, respectively.

Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Prior Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of ten years from the date of grant. Options granted to directors were immediately exercisable. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2009 and 2008, there were 2,525,027 and 2,747,016 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.

Information with respect to stock option activity related to the Plans follows. The information for the Plans is combined because the characteristics of the awards are similar.

		Weighted	Weighted
		Average	Average	Aggregate
	Equity Awards	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Life	Value
				(In thousands)

Balance outstanding at January 1, 2009	4,813,722	$20.73	6.01 years	$9,204
Granted	678,370	17.31
Exercised	(141,364)	12.00		$1,039
Forfeited	(429,109)	23.54

Balance outstanding at December 31, 2009	4,921,619	$20.43	5.44 years	$8,584

Exercisable at December 31, 2009	3,504,412	$20.52	4.28 years	$7,635

The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $1.7 million and $2.5 million, respectively.

The fair value of unvested options that we expect to result in compensation expense was approximately $4.6 million with a weighted average number of years to vesting of 2.31 years at December 31, 2009. The total number of unvested options was 1,417,207 and 1,561,188, with intrinsic values of $946,000 and $1.1 million at December 31, 2009 and 2008, respectively. There were 194,128 and 58,860 restricted stock units outstanding as of December 31, 2009 and 2008, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of unvested options at December 31, 2009 and 2008 was $3.21 and $3.55, respectively. The weighted average fair value of options forfeited during the year ended December 31, 2009 was $6.64.

The total number of options vested during the year ended December 31, 2009 was 604,661, with a weighted average fair value of $4.96. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007, was $3.0 million, $4.3 million and $5.9 million, respectively.

During the twelve months ended December 31, 2009, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:

Risk free interest rate (0.37% to 2.04%)	Weighted average 1.10%
Expected dividend yield	—
Expected life	5.34 years
Expected volatility (45.30% to 66.50%)	.Weighted average 55.08%
Forfeiture rate (3.64% to 24.80%)	Weighted average 11.23%
Employee stock options granted	678,370
Weighted average grant date fair value	$5.72

During the twelve months ended December 31, 2008, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:

Risk free interest rate (1.62% to 3.17%)	Weighted average 2.43%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (33.85% to 53.58%)	Weighted average 42.08%
Forfeiture rate (4.20% to 19.60%)	Weighted average 10.08%
Employee stock options granted	732,995
Weighted average grant date fair value	$4.66
Non-employee director options:
Risk free interest rate	3.54%
Expected dividend yield	—
Expected life	6.90 years
Expected volatility	41.26%
Forfeiture rate	0.00%
Non-employee director stock options granted	24,000
Weighted average grant date fair value	$7.02

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the twelve months ended December 31, 2007, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:

Risk free interest rate (4.66% to 4.80%)	Weighted average 4.73%
Expected dividend yield	—
Expected life	4.20 years
Expected volatility (30.36% to 37.90%)	Weighted average 32.79%
Forfeiture rate (3.50% to 25.10%)	Weighted average 12.05%
Employee stock options granted	1,581,040
Weighted average grant date fair value	$5.17
Non-employee director options:
Risk free interest rate	4.66%
Expected dividend yield	—
Expected life	7.44 years
Expected volatility	47.32%
Forfeiture rate	0.00%
Non-employee director stock options granted	34,000
Weighted average grant date fair value	$16.79

Tax benefits from stock option exercises of $270,000, $560,000 and $943,000, respectively, for the twelve months ended December 31, 2009, 2008 and 2007 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows.

Note M —	Deferred Compensation Plan

The Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. The deferred compensation plan liability was approximately $1.3 million and $564,000 as of December 31, 2009 and 2008, respectively.

Note N —	Employee Benefit Plan

We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary matching contributions to the 401(k) plan. During 2009, 2008 and 2007, we made matching cash contributions of $5.6 million, $5.3 million and $5.3 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2009, 2008 and 2007, 9.0%, 12.0%, and 7.0%, respectively, of the total plan assets consisted of our common stock.

Note O —	Fair Value of Financial Instruments

At December 31, 2009, our financial instruments include cash and cash equivalents, receivables, payables, and senior debt, and, at December 31, 2008, also included subordinated notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2009 and 2008, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of the subordinated notes payable was estimated based on discounted cash flow analysis using interest rates offered for loans with similar terms to borrowers of similar credit quality using unobservable inputs based on management’s own assumptions. At December 31, 2008, the fair value of the subordinated notes was $206.2 million, which was $19.2 million below their carrying value of $225.4 million.

Note P —	Stock Repurchase Plan

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $500.0 million of Rent-A-Center common stock. We had purchased a total of 19,884,850 shares and 19,412,750 shares of Rent-A-Center common stock for an aggregate purchase price of $466.6 million and $457.8 million as of December 31, 2009 and 2008, respectively, under this common stock repurchase program. We repurchased 472,100 shares for $8.8 million in the fourth quarter of 2009, which represented the total shares repurchased during the year ended December 31, 2009. A total of 951,800 shares were repurchased for $13.4 million during the year ended December 31, 2008.

Note Q —	Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

		Weighted Average
	Net Earnings	Shares	Per Share
	(In thousands, except per share data)

Year ended December 31, 2009
Basic earnings per common share	$167,855	65,986	$2.54
Effect of dilutive stock options	—	581

Diluted earnings per common share	$167,855	66,567	$2.52

Year ended December 31, 2008
Basic earnings per common share	$139,624	66,606	$2.10
Effect of dilutive stock options	—	585

Diluted earnings per common share	$139,624	67,191	$2.08

Year ended December 31, 2007
Basic earnings per common share	$76,268	68,706	$1.11
Effect of dilutive stock options	—	769

Diluted earnings per common share	$76,268	69,475	$1.10

For 2009, 2008, and 2007, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 2,964,778, 3,100,825, and 2,813,529, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R —	Unaudited Quarterly Data

Summarized quarterly financial data for 2009, 2008 and 2007 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2009
Revenues	$728,183	$679,609	$671,251	$672,913
Gross profit	515,212	494,422	487,239	491,125
Operating profit	82,092	75,283	64,367	74,582
Net earnings	45,376	41,945	36,840	43,694
Basic earnings per common share	$0.69	$0.64	$0.56	$0.66
Diluted earnings per common share	$0.68	$0.63	$0.55	$0.66
Year ended December 31, 2008
Revenues	$756,636	$719,031	$708,755	$699,750
Gross profit	533,733	517,329	510,022	507,268
Operating profit	77,540	74,434	58,549	63,865
Net earnings	36,358	37,741	29,379	36,146
Basic earnings per common share	$0.55	$0.57	$0.44	$0.54
Diluted earnings per common share	$0.54	$0.56	$0.44	$0.54
Year ended December 31, 2007
Revenues	$755,299	$724,158	$709,701	$716,963
Gross profit	553,168	538,491	518,523	519,420
Operating profit	46,155	87,024	60,575	10,483
Net earnings(loss)	15,103	41,251	25,275	(5,361)
Basic earnings(loss) per common share	$0.21	$0.59	$0.37	$(0.08)
Diluted earnings(loss) per common share	$0.21	$0.58	$0.37	$(0.08)

Note S —	Subsequent Events

We have evaluated events occurring subsequent to the date of our financial statements. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date of December 31, 2009, including estimates inherent in the process of preparing our financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2009, our disclosure controls and procedures were effective as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control over Financial Reporting

Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 43 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.(*)

Item 11.	Executive Compensation.(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.	Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.	Principal Accountant Fees and Services.(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

The financial statements included in this report are listed in the Index to Financial Statements on page 40 of this report. Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or inapplicable.

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Speese Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Mitchell E. Fadel Mitchell E. Fadel	President, Chief Operating Officer and Director	February 26, 2010

/s/ Robert D. Davis Robert D. Davis	Executive Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Michael J. Gade Michael J. Gade	Director	February 26, 2010

/s/ Jeffery M. Jackson Jeffery M. Jackson	Director	February 26, 2010

/s/ Kerney Laday Kerney Laday	Director	February 26, 2010

/s/ J. V. Lentell J. V. Lentell	Director	February 26, 2010

/s/ Leonard H. Roberts Leonard H. Roberts	Director	February 26, 2010

/s/ Paula Stern Paula Stern	Director	February 26, 2010

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2		Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3		Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 11, 2008.)
4.1		Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)
10	.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.2		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.3		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.4		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.5		First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.6		Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.7		First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)
10.8		Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.9		Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10.10		Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

Exhibit No.		Description

10	.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10	.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.19†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.20†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007)
10	.22†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.23†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.24†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.25†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10	.26†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.27†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.28†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.29†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

Exhibit No.		Description

10	.30†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10.31		Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)
10.32		First Amendment, dated as of December 2, 2009, to Third Amended and Restated Credit Agreement, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agent parties thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 2, 2009).
21	.1*	Subsidiaries of Rent-A-Center, Inc.
23	.1*	Consent of Grant Thornton LLP
31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.