Form 10-Q
period 2010-03-31
RENT A CENTER INC DE
filed 2010-04-30
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2010:

Class	Outstanding

Common stock, $.01 par value per share	65,804,823

The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
	2010	2009
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$583,848	$597,607
Merchandise sales	89,397	95,782
Installment sales	15,137	12,426
Other	20,336	13,139
Franchise
Merchandise sales	8,425	7,958
Royalty income and fees	1,276	1,271

	718,419	728,183

Operating expenses
Direct store expenses
Cost of rentals and fees	130,114	135,139
Cost of merchandise sold	61,811	65,767
Cost of installment sales	5,426	4,431
Salaries and other expenses	391,471	401,508
Franchise cost of merchandise sold	8,068	7,634

	596,890	614,479

General and administrative expenses	31,775	34,275
Amortization and write-down of intangibles	1,051	337
Litigation expense (credit)	—	(3,000)

Total operating expenses	629,716	646,091

Operating profit	88,703	82,092

Interest expense	6,083	9,232
Interest income	(168)	(269)

Earnings before income taxes	82,788	73,129

Income tax expense	31,327	27,753

NET EARNINGS	$51,461	$45,376

Basic earnings per common share	$0.78	$0.69

Diluted earnings per common share	$0.77	$0.68

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
(In thousands, except share and par value data)	Unaudited

ASSETS
Cash and cash equivalents	$84,498	$101,803
Receivables, net of allowance for doubtful accounts of $9,558 in 2010 and $9,753 in 2009	59,601	63,439
Prepaid expenses and other assets	49,388	50,680
Rental merchandise, net
On rent	586,855	589,066
Held for rent	181,984	160,932
Merchandise held for installment sale	4,033	4,069
Property assets, net	204,772	204,551
Goodwill, net	1,268,138	1,268,684
Other intangible assets, net	599	773

	$2,439,868	$2,443,997

LIABILITIES
Accounts payable — trade	$68,622	$97,159
Accrued liabilities	322,086	265,051
Deferred income taxes	110,258	123,115
Senior debt	636,296	711,158

	1,137,262	1,196,483
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 105,016,946 and 104,910,759 shares issued in 2010 and 2009, respectively	1,050	1,049
Additional paid-in capital	689,664	686,592
Retained earnings	1,428,795	1,377,332
Treasury stock, 39,259,949 shares at cost in 2010 and 2009	(819,754)	(819,754)
Cumulative translation adjustment	2,851	2,295

	1,302,606	1,247,514

	$2,439,868	$2,443,997

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$51,461	$45,376
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	127,111	132,325
Bad debt expense	3,118	3,614
Stock-based compensation expense	1,265	1,190
Depreciation of property assets	15,721	17,576
Loss on sale or disposal of property assets	978	1,375
Amortization of intangibles	211	337
Amortization of financing fees	514	401
Deferred income taxes	(12,857)	14,143
Tax benefit related to stock option exercises	(94)	(100)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(145,802)	(84,491)
Receivables	720	(1,229)
Prepaid expenses and other assets	700	1,410
Accounts payable — trade	(28,537)	(1,231)
Accrued liabilities	57,408	9,112

Net cash provided by operating activities	71,917	139,808
Cash flows from investing activities
Purchase of property assets	(16,113)	(13,592)
Proceeds from sale of property assets	34	1,310
Acquisitions of businesses, net of cash acquired	(368)	(1,852)

Net cash used in investing activities	(16,447)	(14,134)
Cash flows from financing activities
Exercise of stock options	1,758	152
Tax benefit related to stock option exercises	94	100
Payments on capital leases	(321)	(754)
Proceeds from debt	43,035	15,150
Repayments of debt	(117,897)	(31,904)

Net cash used in financing activities	(73,331)	(17,256)
Effect of exchange rate changes on cash	556	148
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,305)	108,566
Cash and cash equivalents at beginning of period	101,803	87,382

Cash and cash equivalents at end of period	$84,498	$195,948

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.
The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At March 31, 2010, we operated 2,997 company-owned stores nationwide and in Canada and Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores in Canada under the names “Rent-A-Centre” and “Better Living.”
We also offer an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offer include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of March 31, 2010, we offered financial services in 320 of our existing stores in 17 states.
ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2010, ColorTyme had 207 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
New Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The adoption of ASU 2009-17 had no effect on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
2.	Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		March 31, 2010		December 31, 2009
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Non-compete agreements	3	$6,091	$6,032	$6,091	$6,021
Customer relationships	2	62,293	61,753	62,247	61,544

Total		$68,384	$67,785	$68,338	$67,565

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated
Amortization Expense
2010	$439
2011	160

Total	$599

A summary of the changes in recorded goodwill follows (in thousands):

	March 31,	December 31,
	2010	2009
Gross balance as of January 1,	$1,367,836	$1,364,401
Accumulated amortization	(99,152)	(99,152)
Additions from acquisitions	218	4,456
Goodwill related to stores sold	(841)	(1,552)
Post purchase price allocation adjustments	77	531

Balance as of the end of the period	$1,268,138	$1,268,684

Additions to goodwill due to acquisitions in the first three months of 2010 were tax deductible.
3.	Income Taxes. We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS has concluded its examination of our federal income tax returns for the years 2001 through 2007. Through the appeals process, we reached agreement on all issues except one issue with respect to the 2003 tax year which also recurs in each of the 2004, 2005, 2006 and 2007 taxable years. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue and, accordingly, we filed in April 2009 a petition for the issue to be heard in the United States Tax Court. The trial is currently scheduled to commence in June 2010. Currently, our tax returns are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At March 31, 2010, our unrecognized tax benefits are unchanged from December 31, 2009.
We classify interest accrued related to unrecognized tax benefits as interest expense and penalties related to unrecognized tax benefits as operating expenses. We recorded interest expense of approximately $80,000 for the quarter ended March 31, 2010. As of March 31, 2010, we have accrued approximately $580,000 for the payment of interest and penalties.
4.	Fair Value. At March 31, 2010, our financial instruments include cash and cash equivalents, receivables, payables, and senior debt. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2010 and December 31, 2009, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
We use a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of our non-financial assets and non-financial liabilities, which consist primarily of goodwill. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
We recorded charges for goodwill related to stores sold of $841,000 for the three months ended March 31, 2010. These charges were determined using both a revenue method and trading multiples, which are Level 3 inputs based on our historical experience with store acquisitions and divestitures.
5.	Earnings Per Share.
Basic and diluted earnings per common share were calculated as follows:

	Three months ended March 31, 2010
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$51,461	65,699	$0.78
Effect of dilutive stock options	—	818

Diluted earnings per common share	$51,461	66,517	$0.77

	Three months ended March 31, 2009
		Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$45,376	65,995	$0.69
Effect of dilutive stock options	—	500

Diluted earnings per common share	$45,376	66,495	$0.68

For the three months ended March 31, 2010 and 2009, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 2,384,550 and 3,740,209, respectively.
6.	Subsequent Events. We have evaluated events occurring subsequent to the date of our financial statements. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date of March 31, 2010, including estimates inherent in the process of preparing our financial statements.

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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At March 31, 2010, we operated 2,997 company-owned stores nationwide and in Canada and Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2010, ColorTyme had 207 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 2% market share based on store count.
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
From 1993 to 2006, we pursued an aggressive growth strategy in which we sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Typically, a newly opened rent-to-own store is profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $500,000, with roughly

RENT-A-CENTER, INC. AND SUBSIDIARIES
75% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Because of significant growth since our formation, our historical results of operations and period to period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.
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
We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of March 31, 2010, we offered some or all of these financial services products in 320 Rent-A-Center store locations in 17 states. We continue to focus our resources on improving the operations in these existing financial services store locations and expect to have approximately 400 Rent-A-Center store locations offering financial services by the end of 2010. There can be no assurance we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.
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
As of March 31, 2010, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and auto liability insurance was $130.6 million, as compared to $128.8 million at December 31, 2009 and $122.2 million at March 31, 2009. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.
Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of March 31, 2010 and December 31, 2009, we had no accrual relating to probable losses for our outstanding litigation.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the three months ended March 31, 2010 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 44.06% to 56.30%, a risk-free interest rate of 0.45% to 2.16%, no dividend yield, and an expected life of 5.48 years. During the three months ended March 31, 2010, we recognized $1.3 million in pre-tax compensation expense related to stock options and restricted stock units granted.
Results of Operations
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
Store Revenue. Total store revenue decreased by $10.3 million, or 1.4%, to $708.7 million for the three months ended March 31, 2010 from $719.0 million for the three months ended March 31, 2009. This decrease in total store revenue was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business, which contributed approximately $14.0 million in merchandise sales for the quarter ended March 31, 2009.
Same store revenues represent those revenues earned in 2,716 stores that were operated by us for each of the entire three month periods ended March 31, 2010 and 2009. Same store revenues decreased by $3.2 million, or 0.5%, to $630.6 million for the three months ended March 31, 2010 as compared to $633.8 million in 2009.
Franchise Revenue. Total franchise revenue increased by $472,000, or 5.1%, to $9.7 million for the three months ended March 31, 2010 as compared to $9.2 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first quarter of 2010 as compared to 2009.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended March 31, 2010 decreased by $5.0 million, or 3.7%, to $130.1 million as compared to $135.1 million in 2009. This decrease in cost of rentals and fees was primarily the result of lower rental and fee revenue in the first quarter of 2010 as compared to 2009. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.3% for the three months ended March 31, 2010 as compared to 22.6% in 2009. This decrease in the percentage of cost of rentals and fees was primarily attributable to an increase in the average rental price per unit in the first quarter of 2010 as compared to 2009.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $4.0 million, or 6.0%, to $61.8 million for the three months ended March 31, 2010 from $65.8 million in 2009. The gross margin percent of merchandise sales decreased to 30.9% for the three months ended March 31, 2010 from 31.3% in 2009. This percentage decrease was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.
Salaries and Other Expenses. Salaries and other expenses decreased by $10.0 million, or 2.5%, to $391.5 million for the three months ended March 31, 2010 as compared to $401.5 million in 2009. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in the management of labor expense,

RENT-A-CENTER, INC. AND SUBSIDIARIES
delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.1% for the three months ended March 31, 2010 as compared to 2.2% in 2009. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 55.2% for the three months ended March 31, 2010 from 55.8% in 2009.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $434,000, or 5.7%, to $8.1 million for the three months ended March 31, 2010 as compared to $7.6 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first quarter of 2010 as compared to 2009.
General and Administrative Expenses. General and administrative expenses decreased by $2.5 million, or 7.3%, to $31.8 million for the three months ended March 31, 2010 as compared to $34.3 million in 2009. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.4% for the three months ended March 31, 2010 from 4.7% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.
Amortization and Write-Down of Intangibles. Amortization of intangibles increased by $714,000, or 211.9%, to $1.1 million for the three months ended March 31, 2010 from $337,000 in 2009. This increase was due to the write-down of goodwill associated with stores sold in 2010 as compared to 2009.
Operating Profit. Operating profit increased by $6.6 million, or 8.1%, to $88.7 million for the three months ended March 31, 2010 as compared to $82.1 million in 2009. Operating profit as a percentage of total revenue increased to 12.3% for the three months ended March 31, 2010 from 11.3% for 2009. This increase was primarily attributable to a reduction in expenses in the 2010 period as compared to 2009.
Interest Expense. Interest expense decreased by $3.1 million, or 34.1%, to $6.1 million for the three months ended March 31, 2010 as compared to $9.2 million in 2009. This decrease was attributable to a decrease in our outstanding indebtedness in 2010 as compared to 2009, as well as a decrease in our weighted average interest rate of 3.69% for the three months ended March 31, 2010 as compared to 4.00% in 2009 due to a decrease in the Eurodollar rate in 2010 as compared to 2009.
Net Earnings. Net earnings increased by $6.1 million, or 13.4%, to $51.5 million for the three months ended March 31, 2010 as compared to $45.4 million in 2009. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in 2010 as compared to 2009.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $67.9 million to $71.9 million for the three months ended March 31, 2010 from $139.8 million in 2009. This decrease was primarily attributable to an increase in rental merchandise purchases in the 2010 period as compared to 2009.
Cash used in investing activities increased by $2.3 million to $16.4 million for the three months ended March 31, 2010 from $14.1 million in 2009.
Cash used in financing activities increased by $56.0 million to $73.3 million for the three months ended March 31, 2010 from $17.3 million in 2009. This increase in 2010 as compared to 2009 was primarily related to a reduction in our outstanding senior debt in 2010.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, implementation of our growth strategies, including investment in our financial services business, and litigation expenses, including settlements or judgments. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience volatility and adverse conditions and such conditions in the capital markets may affect our

RENT-A-CENTER, INC. AND SUBSIDIARIES
ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above (including mandatory principal payments) during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $370.0 million, of which $251.5 million was available at April 27, 2010. At April 27, 2010, we had $75.9 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extends the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. Accordingly, our cash flow benefited in 2009 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate our 2009 operating cash flow increased by approximately $16.0 million as a result of the 2009 Recovery Act, net of the $59.0 million reversal associated with the 2008 Stimulus Act. We estimate the remaining tax deferral associated with the 2008 Stimulus Act and the 2009 Recovery Act approximated $92.0 million at December 31, 2009, of which approximately 79%, or $72.0 million, will reverse in 2010 and the remainder will reverse between 2011 and 2012.
Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(In thousands)
Beginning merchandise value	$754,067	$822,487
Inventory additions through acquisitions	114	656
Purchases	233,540	170,627
Depreciation of rental merchandise	(127,111)	(132,325)
Cost of goods sold	(67,237)	(61,265)
Skips and stolens	(15,055)	(15,774)
Other inventory deletions (1)	(5,446)	(9,189)

Ending merchandise value	$772,872	$775,217

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $16.1 million and $13.6 million on capital expenditures during the three month periods ended March 31, 2010 and 2009, respectively, and expect to spend approximately $66.9 million for the remainder of 2010. The anticipated increase in capital expenditures for 2010 primarily relates to our investment in the development of new point of sale systems and processes designed to further enhance our management information system.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Acquisitions and New Store Openings. During the first three months of 2010, we acquired accounts from three locations, opened four new stores, consolidated ten stores into existing locations and sold four stores. Additionally, during the first three months of 2010, we added financial services to three existing rent-to-own store locations and closed 36 stores, ending the first quarter of 2010 with a total of 320 stores providing these services. The acquired stores and accounts were the result of three separate transactions with an aggregate purchase price of approximately $368,000.
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
The table below shows the scheduled maturity dates of our senior term loans outstanding at March 31, 2010.

Year Ending December 31,	(In thousands)
2010	$51,677
2011	109,338
2012	145,656
2013	42,375
2014	215,625
Thereafter	71,625

$636,296

Pursuant to the amended senior credit facility, the revolving facility was reduced, at our election, to $350 million from $400 million, and extended from July 13, 2011 to September 30, 2013. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $118.5 million had been utilized as of April 27, 2010. As of April 27, 2010, $231.5 million was available under our revolving facility.
Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or

RENT-A-CENTER, INC. AND SUBSIDIARIES
extended tranche A term loans, (iii) .75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) .75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.26% at April 27, 2010. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of March 31, 2010:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.57:1
Minimum fixed charge coverage ratio	No less than	1.35:1	2.13:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2010 ($579.0 million) by consolidated EBITDA for the three month period ended March 31, 2010 ($368.5 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the three month period ended March 31, 2010, as adjusted for certain capital expenditures ($483.7 million), by consolidated fixed charges for the three month period ended March 31, 2010 ($227.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.
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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $19.2 million was outstanding as of March 31, 2010.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2010:

	Payments Due by Period
Contractual Cash Obligations	Total		2010	2011-2012	2013-2014	Thereafter
	(In thousands)
Senior Debt (including current portion)	$636,296	(1)	$51,677	$254,994	$258,000	$71,625
Operating Leases	525,264		133,485	263,615	117,098	11,066
Capital Leases	2,185		1,012	1,173	—	—

Total (2)	$1,163,745		$186,174	$519,782	$375,098	$82,691

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 3.0% or the prime rate plus up to 2.0% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2010 was 0.26%.

(2)	As of March 31, 2010, we have $3.0 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of

RENT-A-CENTER, INC. AND SUBSIDIARIES
$500.0 million of Rent-A-Center common stock. As of March 31, 2010, we had purchased a total of 19,884,850 shares of Rent-A-Center common stock for an aggregate purchase price of $466.6 million under this common stock repurchase program.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2010, we had $636.3 million in term loans at interest rates indexed to the Eurodollar rate.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2010, we have not entered into any interest rate swap agreements. The credit markets continue to experience adverse conditions, including wide fluctuations in rates. Such continued volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at March 31, 2010, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $6.5 million additional pre-tax charge or credit to our statement of earnings.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Changes in internal controls. For the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information

Item 1.	Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of March 31, 2010, we had no accrual relating to probable losses for our outstanding litigation.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of March 31, 2010, $636.3 million was outstanding under our senior debt. If a specified change in control occurs and the lenders under our senior credit facilities accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.
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

Rent-A-Center, Inc.
By	/s/ Robert D. Davis
Robert D. Davis
Executive Vice President — Finance, Treasurer and Chief Financial Officer

Date: April 30, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 11, 2008.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

Exhibit No.	Description

10.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007)

10.22†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.26†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

Exhibit No.	Description

10.27†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.28†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.29†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.30†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.31	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 15, 2006.)

10.32	First Amendment, dated as of December 2, 2009, to Third Amended and Restated Credit Agreement, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agent parties thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

†	Management contract or compensatory plan or arrangement

*	Filed herewith.