Form 10-Q
period 2010-06-30
RENT A CENTER INC DE
filed 2010-07-30
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2010:

Class	Outstanding

Common stock, $.01 par value per share	65,985,398

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Earnings for the three months ended June 30, 2010 and 2009	1

	Consolidated Statements of Earnings for the six months ended June 30, 2010 and 2009	2

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

SIGNATURES
EX-10.31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,
	2010	2009
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$586,523	$589,468
Merchandise sales	43,031	56,959
Installment sales	14,503	12,290
Other	19,523	13,443
Franchise
Merchandise sales	6,755	6,251
Royalty income and fees	1,208	1,198

	671,543	679,609

Operating expenses
Direct store expenses
Cost of rentals and fees	129,818	132,956
Cost of merchandise sold	32,603	41,997
Cost of installment sales	5,003	4,259
Salaries and other expenses	381,121	384,910
Franchise cost of merchandise sold	6,454	5,975

	554,999	570,097

General and administrative expenses	32,173	34,592
Amortization and write-down of intangibles	1,540	1,506
Litigation expense (credit)	—	(1,869)

Total operating expenses	588,712	604,326

Operating profit	82,831	75,283

Interest expense	6,051	8,045
Interest income	(156)	(267)

Earnings before income taxes	76,936	67,505

Income tax expense	29,106	25,560

NET EARNINGS	$47,830	$41,945

Basic earnings per common share	$0.73	$0.64

Diluted earnings per common share	$0.72	$0.63

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Six months ended June 30,
	2010	2009
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,170,371	$1,187,075
Merchandise sales	132,428	152,741
Installment sales	29,640	24,716
Other	39,859	26,582
Franchise
Merchandise sales	15,180	14,209
Royalty income and fees	2,484	2,469

	1,389,962	1,407,792

Operating expenses
Direct store expenses
Cost of rentals and fees	259,932	268,095
Cost of merchandise sold	94,414	107,764
Cost of installment sales	10,429	8,690
Salaries and other expenses	772,592	786,418
Franchise cost of merchandise sold	14,522	13,609

	1,151,889	1,184,576

General and administrative expenses	63,948	68,867
Amortization and write-down of intangibles	2,591	1,843
Litigation expense (credit)	—	(4,869)

Total operating expenses	1,218,428	1,250,417

Operating profit	171,534	157,375

Interest expense	12,134	17,277
Interest income	(324)	(536)

Earnings before income taxes	159,724	140,634

Income tax expense	60,433	53,313

NET EARNINGS	$99,291	$87,321

Basic earnings per common share	$1.51	$1.32

Diluted earnings per common share	$1.49	$1.31

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$74,094	$101,803
Receivables, net of allowance for doubtful accounts of $10,485 in 2010 and $9,753 in 2009	65,567	63,439
Prepaid expenses and other assets	45,332	50,680
Rental merchandise, net
On rent	551,804	589,066
Held for rent	198,609	160,932
Merchandise held for installment sale	3,998	4,069
Property assets, net	203,420	204,551
Goodwill, net	1,267,491	1,268,684
Other intangible assets, net	487	773

	$2,410,802	$2,443,997

LIABILITIES
Accounts payable — trade	$57,235	$97,159
Accrued liabilities	283,239	265,051
Deferred income taxes	94,641	123,115
Senior debt	622,403	711,158

	1,057,518	1,196,483
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 105,506,612 and 104,910,759 shares issued in 2010 and 2009, respectively	1,055	1,049
Additional paid-in capital	699,526	686,592
Retained earnings	1,476,603	1,377,332
Treasury stock, 39,528,314 and 39,259,949 shares at cost in 2010 and 2009, respectively	(826,204)	(819,754)
Cumulative translation adjustment	2,304	2,295

	1,353,284	1,247,514

	$2,410,802	$2,443,997

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$99,291	$87,321
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	253,851	262,553
Bad debt expense	8,669	7,244
Stock-based compensation expense	2,252	2,117
Depreciation of property assets	31,523	34,133
Loss on sale or disposal of property assets	1,546	4,396
Amortization of intangibles	394	635
Amortization of financing fees	1,027	1,243
Deferred income taxes	(28,474)	21,521
Tax benefit related to stock option exercises	(2,420)	(189)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(253,815)	(195,123)
Receivables	(10,798)	(12,032)
Prepaid expenses and other assets	4,057	5,818
Accounts payable — trade	(39,923)	1,466
Accrued liabilities	21,132	(10,744)

Net cash provided by operating activities	88,312	210,359
Cash flows from investing activities
Purchase of property assets	(29,790)	(29,525)
Proceeds from sale of property assets	48	1,954
Acquisitions of businesses, net of cash acquired	(1,229)	(4,137)

Net cash used in investing activities	(30,971)	(31,708)
Cash flows from financing activities
Purchase of treasury stock	(6,450)	—
Exercise of stock options	8,317	626
Tax benefit related to stock option exercises	2,420	189
Payments on capital leases	(591)	(1,261)
Proceeds from debt	52,525	15,195
Repayments of debt	(141,280)	(36,138)
Repurchase of subordinated notes	—	(150,000)

Net cash used in financing activities	(85,059)	(171,389)
Effect of exchange rate changes on cash	9	951
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,709)	8,213
Cash and cash equivalents at beginning of period	101,803	87,382

Cash and cash equivalents at end of period	$74,094	$95,595

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.
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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At June 30, 2010, we operated 2,998 company-owned stores nationwide and in Canada and Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores in Canada under the names “Rent-A-Centre” and “Better Living.”

We also offer an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offer include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of June 30, 2010, we offered financial services in 296 of our existing stores in 14 states.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2010, ColorTyme had 204 franchised stores operating in 34 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
2.	Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		June 30, 2010		December 31, 2009
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Non-compete agreements	3	$6,091	$6,040	$6,091	$6,021
Customer relationships	2	62,356	61,920	62,247	61,544

Total		$68,447	$67,960	$68,338	$67,565

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated
Amortization Expense
2010	$279
2011	194
2012	14

Total	$487

A summary of the changes in recorded goodwill follows (in thousands):

	June 30,	December 31,
	2010	2009
Gross balance as of January 1,	$1,367,836	$1,364,401
Accumulated amortization	(99,152)	(99,152)
Additions from acquisitions	970	4,456
Goodwill related to stores sold or closed	(2,197)	(1,552)
Post purchase price allocation adjustments	34	531

Balance as of the end of the period	$1,267,491	$1,268,684

Additions to goodwill due to acquisitions in the first six months of 2010 were tax deductible.
3.	Income Taxes. We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS has concluded its examination of our federal income tax returns for the years 2001 through 2007. Through either the examination or the appeals process, we reached agreement on all issues except one issue with respect to the 2003 to 2007 tax years. We believe the position and supporting case law applied by the IRS with respect to this one issue are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue and, accordingly, we filed in April 2009 a petition for the issue to be heard in the United States Tax Court. This trial was rescheduled and we now expect it to commence in late 2010. Currently, our tax returns are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At June 30, 2010, our unrecognized tax benefits are unchanged from December 31, 2009.
4.	Fair Value. At June 30, 2010, our financial instruments include cash and cash equivalents, receivables, payables, and senior debt. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2010 and December 31, 2009, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
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

We recorded charges for goodwill related to stores sold or closed of $1.4 million and $2.2 million for the three months and six months ended June 30, 2010, respectively. These charges were determined using both a revenue method and trading multiples, which are Level 3 inputs based on our historical experience with store acquisitions and divestitures.
5.	Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $600.0 million of Rent-A-Center common stock. We have repurchased a total of 20,153,215 shares and 19,884,850 shares of Rent-A-Center common stock for an aggregate purchase price of $473.1 million and $466.6 million as of June 30, 2010 and December 31, 2009, respectively, under this common stock repurchase program. For the period January 1, 2010 through July 30, 2010, we have repurchased a total of 268,365 shares for $6.5 million in cash.
6.	Earnings Per Share.
Basic and diluted earnings per common share were calculated as follows:

	Three months ended June 30, 2010
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$47,830	65,945	$0.73
Effect of dilutive stock options	—	828

Diluted earnings per common share	$47,830	66,773	$0.72

	Three months ended June 30, 2009
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$41,945	66,028	$0.64
Effect of dilutive stock options	—	619

Diluted earnings per common share	$41,945	66,647	$0.63

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Six months ended June 30, 2010
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$99,291	65,822	$1.51
Effect of dilutive stock options	—	823

Diluted earnings per common share	$99,291	66,645	$1.49

	Six months ended June 30, 2009
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$87,321	66,012	$1.32
Effect of dilutive stock options	—	559

Diluted earnings per common share	$87,321	66,571	$1.31

For the three months ended June 30, 2010 and 2009, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, was 1,933,176 and 2,899,246, respectively.

For the six months ended June 30, 2010 and 2009, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, was 2,198,971 and 3,168,008, respectively.
7.	Subsequent Events. On July 26, 2010, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share on our shares of issued and outstanding common stock and increased the amount authorized under our common stock repurchase program by $100.0 million, from $500.0 million to $600.0 million. The dividend will be paid on August 26, 2010 to common stockholders of record as of the close of business on August 12, 2010.
We have evaluated events occurring subsequent to the date of our financial statements, and have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date of June 30, 2010, including estimates inherent in the process of preparing our financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to successfully add financial services locations within our existing stores;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;

•	interest rates;

•	increases in the unemployment rate;

•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.
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
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At June 30, 2010, we operated 2,998 company-owned stores nationwide and in Canada and Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2010, ColorTyme had 204 franchised rent-to-own stores in 34 states. These franchise stores represent an additional 2% market share based on store count.
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
Historically, we pursued an aggressive growth strategy in which we sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Typically, a newly opened rent-to-own store is profitable on a monthly basis in the ninth to twelfth month after its initial

RENT-A-CENTER, INC. AND SUBSIDIARIES
opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening. Total financing requirements of a typical new store approximate $500,000, with roughly 75% of that amount relating to the purchase of rental merchandise inventory. A newly opened store historically has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Because of significant growth since our formation, our historical results of operations and period to period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.
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
We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of June 30, 2010, we offered some or all of these financial services products in 296 Rent-A-Center store locations in 14 states. We continue to focus our resources on improving the operations in these existing financial services store locations and expect to have approximately 350 Rent-A-Center store locations offering financial services by the end of 2010. There can be no assurance we will be successful in our efforts to improve and expand our financial services operations or that such operations, should they be added, will prove to be profitable.
Recent Developments
Initiation of Quarterly Cash Dividend. On July 26, 2010, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share on our shares of issued and outstanding common stock. The dividend will be paid on August 26, 2010, to common stockholders of record as of the close of business on August 12, 2010. Any future dividends will be subject to approval by the Board of Directors.
Increase in Stock Repurchase Authorization. On July 26, 2010, we also announced that our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program from $500.0 million to $600.0 million. Under our common stock repurchase program, shares may be repurchased in the open market or in privately negotiated transactions at times and amounts considered appropriate by us. To date, we have repurchased a total of 20,153,215 shares for an aggregate purchase price of $473.1 million in cash under the plan since inception. For the period January 1, 2010 through July 30, 2010, we have repurchased a total of 268,365 shares for $6.5 million in cash.
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
Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers’ compensation, general liability and vehicle liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.
We continually institute procedures to manage our loss exposure and increases in health care costs associated with our insurance claims through our risk management function, including a transitional duty program for injured workers, ongoing

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
As of June 30, 2010, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $131.0 million, as compared to $128.8 million at December 31, 2009 and $124.6 million at June 30, 2009. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.
Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of June 30, 2010 and December 31, 2009, we had no accrual relating to probable losses for our outstanding litigation.
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
Income Taxes. Our annual tax rate is affected by many factors, including the mix of our earnings, legislation, and acquisitions, and is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to differing interpretations between the taxpayer and the taxing authorities. Significant judgment is required in determining our tax expense, evaluating our tax positions and evaluating uncertainties. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. We review our tax positions quarterly and adjust the balance as new information becomes available.
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
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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
Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with district managers’ salaries, payroll taxes and benefits, and travel, as well as all store level general and administrative expenses and selling, advertising, insurance, occupancy, delivery, fixed asset depreciation and other operating expenses.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, occupancy, administrative and other operating expenses.
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the six months ended June 30, 2010 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 36.42% to 56.30%, a risk-free interest rate of 0.42% to 2.16%, no dividend yield, and an expected life of 5.48 years. During the six months ended June 30, 2010, we recognized $2.3 million in pre-tax compensation expense related to stock options and restricted stock units granted.
Results of Operations
Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
Store Revenue. Total store revenue decreased by $18.8 million, or 1.4%, to $1,372.3 million for the six months ended June 30, 2010 from $1,391.1 million for the six months ended June 30, 2009. This decrease in total store revenue was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business, which contributed approximately $28.0 million in merchandise sales for the six months ended June 30, 2009.
Same store revenues represent those revenues earned in 2,695 stores that were operated by us for each of the entire six month periods ended June 30, 2010 and 2009. Same store revenues decreased slightly by $1.6 million, or 0.1%, to $1,210.9 million for the six months ended June 30, 2010 as compared to $1,212.5 million in 2009.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Revenue. Total franchise revenue increased by $986,000, or 5.9%, to $17.7 million for the six months ended June 30, 2010 as compared to $16.7 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first six months of 2010 as compared to 2009.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the six months ended June 30, 2010 decreased by $8.2 million, or 3.0%, to $259.9 million as compared to $268.1 million in 2009. This decrease in cost of rentals and fees was primarily the result of lower rental and fee revenue in the first six months of 2010 as compared to 2009. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.2% for the six months ended June 30, 2010 as compared to 22.6% in 2009. This decrease in the percentage of cost of rentals and fees was primarily attributable to an increase in the gross margin in the first six months of 2010 as compared to 2009.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $13.4 million, or 12.4%, to $94.4 million for the six months ended June 30, 2010 from $107.8 million in 2009. The gross margin percent of merchandise sales decreased to 28.7% for the six months ended June 30, 2010 from 29.4% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.
Salaries and Other Expenses. Salaries and other expenses decreased by $13.8 million, or 1.8%, to $772.6 million for the six months ended June 30, 2010 as compared to $786.4 million in 2009. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in the management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.1% for the six months ended June 30, 2010 as compared to 2.2% in 2009. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 56.3% for the six months ended June 30, 2010 from 56.5% in 2009.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $913,000, or 6.7%, to $14.5 million for the six months ended June 30, 2010 as compared to $13.6 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first six months of 2010 as compared to 2009.
General and Administrative Expenses. General and administrative expenses decreased by $5.0 million, or 7.1%, to $63.9 million for the six months ended June 30, 2010 as compared to $68.9 million in 2009. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.6% for the six months ended June 30, 2010 from 4.9% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.
Amortization and Write-Down of Intangibles. Amortization of intangibles increased by $748,000, or 40.6%, to $2.6 million for the six months ended June 30, 2010 from $1.8 million in 2009. This increase was due to the write-down of goodwill associated with stores sold or closed in the first six months of 2010 as compared to 2009.
Operating Profit. Operating profit increased by $14.1 million, or 9.0%, to $171.5 million for the six months ended June 30, 2010 as compared to $157.4 million in 2009. Operating profit as a percentage of total revenue increased to 12.3% for the six months ended June 30, 2010 from 11.2% for 2009. This increase was primarily attributable to a reduction in expenses in the first six months of 2010 as compared to 2009.
Interest Expense. Interest expense decreased by $5.2 million, or 29.8%, to $12.1 million for the six months ended June 30, 2010 as compared to $17.3 million in 2009. This decrease was attributable to a decrease in our outstanding indebtedness in the six months ended June 30, 2010 as compared to 2009, as well as a decrease in our weighted average interest rate of 3.38% for the six months ended June 30, 2010 as compared to 3.88% in 2009 due to a decrease in the Eurodollar rate in 2010 as compared to 2009.
Net Earnings. Net earnings increased by $12.0 million, or 13.7%, to $99.3 million for the six months ended June 30, 2010 as compared to $87.3 million in 2009. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in the first six months of 2010 as compared to 2009.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Results of Operations
Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
Store Revenue. Total store revenue decreased by $8.6 million, or 1.3%, to $663.6 million for the three months ended June 30, 2010 from $672.2 million for the three months ended June 30, 2009. This decrease in total store revenue was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business, which contributed approximately $14.0 million in merchandise sales for the three months ended June 30, 2009.
Same store revenues represent those revenues earned in 2,736 stores that were operated by us for each of the entire three month periods ended June 30, 2010 and 2009. Same store revenues increased slightly by $493,000, or 0.1%, to $594.3 million for the three months ended June 30, 2010 as compared to $593.8 million for the three months ended June 30, 2009.
Franchise Revenue. Total franchise revenue increased by $514,000, or 6.9%, to $8.0 million for the three months ended June 30, 2010 as compared to $7.4 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the second quarter of 2010 as compared to the second quarter of 2009.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended June 30, 2010 decreased by $3.2 million, or 2.4%, to $129.8 million as compared to $133.0 million in 2009. This decrease in cost of rentals and fees was primarily the result of lower rental and fee revenue in the three months ended June 30, 2010 as compared to 2009. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.1% for the three months ended June 30, 2010 as compared to 22.6% in 2009. This decrease in the percentage of cost of rentals and fees was primarily attributable to an increase in the gross margin in the three months ended June 30, 2010 as compared to 2009.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $9.4 million, or 22.4%, to $32.6 million for the three months ended June 30, 2010 from $42.0 million in 2009. The gross margin percent of merchandise sales decreased to 24.2% for the three months ended June 30, 2010 from 26.3% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.
Salaries and Other Expenses. Salaries and other expenses decreased by $3.8 million, or 1.0%, to $381.1 million for the three months ended June 30, 2010 as compared to $384.9 million in 2009. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in the management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.2% for the three months ended June 30, 2010 and 2009. Salaries and other expenses expressed as a percentage of total store revenue increased slightly to 57.4% for the three months ended June 30, 2010 from 57.3% in 2009.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $479,000, or 8.0%, to $6.5 million for the three months ended June 30, 2010 as compared to $6.0 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the three months ended June 30, 2010 as compared to 2009.
General and Administrative Expenses. General and administrative expenses decreased by $2.4 million, or 7.0%, to $32.2 million for the three months ended June 30, 2010 as compared to $34.6 million in 2009. General and administrative expenses expressed as a percentage of total revenue decreased to 4.8% for the three months ended June 30, 2010 from 5.1% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.
Amortization and Write-Down of Intangibles. Amortization of intangibles remained unchanged at approximately $1.5 million for the three months ended June 30, 2010 and 2009.
Operating Profit. Operating profit increased by $7.5 million, or 10.0%, to $82.8 million for the three months ended June 30, 2010 as compared to $75.3 million in 2009. Operating profit as a percentage of total revenue increased to 12.3% for the three

RENT-A-CENTER, INC. AND SUBSIDIARIES
months ended June 30, 2010 from 11.1% for 2009. This increase was primarily attributable to a reduction in expenses in the second quarter of 2010 as compared to 2009.
Interest Expense. Interest expense decreased by $1.9 million, or 24.8%, to $6.1 million for the three months ended June 30, 2010 as compared to $8.0 million in 2009. This decrease was attributable to a decrease in our outstanding indebtedness in the three months ended June 30, 2010 as compared to 2009, as well as a decrease in our weighted average interest rate of 3.48% for the three months ended June 30, 2010 as compared to 3.74% in 2009 due to a decrease in the Eurodollar rate in 2010 as compared to 2009.
Net Earnings. Net earnings increased by $5.9 million, or 14.0%, to $47.8 million for the three months ended June 30, 2010 as compared to $41.9 million in 2009. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in the quarter ended June 30, 2010 as compared to 2009.
Liquidity and Capital Resources
Cash provided by operating activities decreased by $122.1 million to $88.3 million for the six months ended June 30, 2010 from $210.4 million in 2009. This decrease was primarily attributable to an increase in rental merchandise purchases and a decrease in deferred taxes in the 2010 period as compared to 2009.
Cash used in investing activities decreased slightly by $737,000 to $31.0 million for the six months ended June 30, 2010 from $31.7 million in 2009.
Cash used in financing activities decreased by $86.3 million to $85.1 million for the six months ended June 30, 2010 from $171.4 million in 2009. This decrease in 2010 as compared to 2009 was primarily related to a greater reduction in our outstanding indebtedness in 2009.
Liquidity Requirements. Our primary liquidity requirements are for debt service, rental merchandise purchases, capital expenditures, implementation of our growth strategies, and litigation expenses, including settlements or judgments. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience volatility and adverse conditions and such conditions in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above (including mandatory principal payments) during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $370.0 million, of which $252.5 million was available at July 27, 2010. At July 27, 2010, we had $121.7 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to service our existing debt, or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
	(In thousands)
Beginning merchandise value	$772,872	$775,217
Inventory additions through acquisitions	265	334
Purchases	168,293	170,754
Depreciation of rental merchandise	(126,740)	(130,228)
Cost of goods sold	(37,606)	(36,605)
Skips and stolens	(14,430)	(14,078)
Other inventory deletions (1)	(8,243)	(9,488)

Ending merchandise value	$754,411	$755,906

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	(In thousands)
Beginning merchandise value	$754,067	$822,487
Inventory additions through acquisitions	379	990
Purchases	401,833	341,381
Depreciation of rental merchandise	(253,851)	(262,553)
Cost of goods sold	(104,843)	(97,870)
Skips and stolens	(29,485)	(29,852)
Other inventory deletions (1)	(13,689)	(18,677)

Ending merchandise value	$754,411	$755,906

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $29.8 million and $29.5 million on capital expenditures during the six month periods ended June 30, 2010 and 2009, respectively, and expect to spend approximately $53.2 million for the remainder of 2010. The anticipated increase in capital expenditures for 2010 primarily relates to our investment in the development of new point of sale systems and processes designed to further enhance our management information system.
Acquisitions and New Store Openings. During the first six months of 2010, we acquired accounts from seven locations, opened ten new stores, acquired one store, consolidated 16 stores into existing locations and sold four stores. Additionally, during the first six months of 2010, we added financial services to 18 existing rent-to-own store locations and closed 75 stores, of which 39 were closed due to legislative changes in three states, ending the second quarter of 2010 with a total of 296 stores providing these services. The acquired stores and accounts were the result of six separate transactions with an aggregate purchase price of approximately $1.2 million.

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
Senior Credit Facilities. On December 2, 2009, we entered into an amendment to our existing senior credit facility to extend the maturities of a portion of the loans outstanding. Our senior credit agreement, as amended, provides for a $999 million senior credit facility consisting of a $165 million term loan with the loans being referred to by us as the “tranche A term loans,” a $484 million term loan with the loans being referred to by us as the “tranche B term loans,” and a $350 million revolving credit facility. The tranche A term loans are divided into two equal sub-tranches of $82.5 million each, referred to by us as the “existing tranche A term loans” and the “extended tranche A term loans.” The existing tranche A term loans mature on June 30, 2011, and the extended tranche A term loans mature on September 30, 2013. The tranche B term loans are divided into two sub-tranches of approximately $184 million and $300 million, referred to by us as the “existing tranche B term loans” and the “extended tranche B term loans,” respectively. The existing tranche B term loans mature on June 30, 2012, and the extended tranche B term loans mature on March 31, 2015.
The table below shows the scheduled maturity dates of our senior term loans outstanding at June 30, 2010.

Year Ending December 31,	(In thousands)
2010	$43,784
2011	106,338
2012	142,656
2013	42,375
2014	215,625
Thereafter	71,625

$622,403

Pursuant to the amended senior credit facility, the revolving facility was reduced, at our election, to $350 million from $400 million, and extended from July 13, 2011 to September 30, 2013. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $117.5 million had been utilized as of July 27, 2010. As of July 27, 2010, $232.5 million was available under our revolving facility.
Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or extended tranche A term loans, (iii) .75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) .75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.47% at July 27, 2010. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2010:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.52:1
Minimum fixed charge coverage ratio	No less than	1.35:1	2.17:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2010 ($574.8 million) by consolidated EBITDA for the six month period ended June 30, 2010 ($377.3 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the six month period ended June 30, 2010, as adjusted for certain capital expenditures ($496.9 million), by consolidated fixed charges for the six month period ended June 30, 2010 ($229.3 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.
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
ColorTyme Guarantee. ColorTyme is a party to an agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”), who provides $35.0 million in aggregate financing to qualifying franchisees of ColorTyme generally up to five times their average monthly revenues. Under the Wells Fargo agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Wells Fargo can assign the loans and the collateral securing such loans to ColorTyme, with ColorTyme paying the outstanding debt to Wells Fargo and then succeeding to the rights of Wells Fargo under the debt agreements, including the right to foreclose on the collateral. The Wells Fargo agreement expires on September 30, 2010. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Wells Fargo financing. Rent-A-Center East, Inc., a subsidiary of Rent-A-Center, guarantees the obligations of ColorTyme under each of these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, up to a maximum amount of $55.0 million, of which $18.1 million was outstanding as of June 30, 2010.
We are currently negotiating the terms of a $25.0 million franchise financing agreement with another lender which will replace the Wells Fargo facility. We expect to complete the refinancing of all amounts outstanding under the Wells Fargo facility no later than September 30, 2010. We anticipate that the new franchise financing agreement will grant to the lender rights upon an event of default by the franchisee which are similar to those of Wells Fargo, and will be guaranteed by Rent-A-Center and its subsidiary, ColorTyme Finance, Inc.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2010:

	Payments Due by Period
Contractual Cash Obligations	Total		2010	2011-2012	2013-2014	Thereafter
	(In thousands)
Senior Debt (including current portion)	$622,403	(1)	$43,784	$248,994	$258,000	$71,625
Operating Leases	510,330		89,797	276,404	129,355	14,774
Capital Leases	1,524		508	1,016	—	—

Total (2)	$1,134,257		$134,089	$526,414	$387,355	$86,399

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 3.0% or the prime rate plus up to 2.0% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2010 was 0.47%.

(2)	As of June 30, 2010, we have $3.0 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $600.0 million of Rent-A-Center common stock. As of June 30, 2010, we had purchased a total of 20,153,215 shares of Rent-A-Center common stock for an aggregate purchase price of $473.1 million under this common stock repurchase program.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2010, we had $622.4 million in term loans at interest rates indexed to the Eurodollar rate.
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
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2010, we have not entered into any interest rate swap agreements. The credit markets continue to experience adverse conditions, including wide fluctuations in rates. Such continued volatility in the credit markets may increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at June 30, 2010, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $6.3 million additional pre-tax charge or credit to our statement of earnings.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in internal controls. For the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of June 30, 2010, we had no accrual relating to probable losses for our outstanding litigation.
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
Our financial services business is subject to federal statutes and regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the USA Patriot Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Anti-Money Laundering Act, and similar state laws. In addition, we are subject to various state regulations regarding the terms of our short term consumer loans and our policies, procedures and operations relating to those loans, including the fees we may charge, as well as fees we may charge in connection with our other financial services products. The failure to comply with such regulations may result in the imposition of material fines, penalties, or injunctions. Congress, federal regulators, and/or the various legislatures in the states where we currently operate or intend to offer financial services products may adopt new legislation or regulations, or amend existing legislation or regulations, with respect to our financial services business that could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.
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
Covenants under our senior credit facilities restrict our ability to pay dividends, engage in various operational matters, as well as require us to maintain specified financial ratios. Our ability to meet these financial ratios may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, pay dividends, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as specified acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of June 30, 2010, $622.4 million was outstanding under our senior debt. If a specified change in control occurs and the lenders under our senior credit facilities accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our common stock repurchase program, we are authorized to repurchase up to $600.0 million in aggregate purchase price of our common stock. As of June 30, 2010, we had repurchased a total of 20,153,215 shares of Rent-A-Center common stock for an aggregate purchase price of $473.1 million under our common stock repurchase program. In the second quarter of 2010, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(Including Fees)	Programs	(Including Fees)
April 1 through April 30
May 1 through May 31	268,365	$24.0511	268,365	$126,938,331	(1)
June 1 through June 30
Total	268,365	$24.0511	268,365	$126,938,331	(1)

(1)	Includes the $100.0 million increase in authorization for stock repurchases under our common stock repurchase program which was announced on July 26, 2010.
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
Robert D. Davis
Executive Vice President — Finance, Treasurer and Chief Financial Officer

Date: July 30, 2010

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 11, 2008.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Amended and Restated Franchise Financing Agreement, dated October 1, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.7	First Amendment to Amended and Restated Franchisee Financing Agreement, dated December 15, 2003, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003.)

10.8	Second Amendment to Amended and Restated Franchisee Financing Agreement, dated as of March 1, 2004, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.9	Third Amendment to Amended and Restated Franchisee Financing Agreement, dated as of September 29, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Fourth Amendment to Amended and Restated Franchisee Financing Agreement, dated as of December 19, 2006, by and among Wells Fargo Foothill, Inc., ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

INDEX TO EXHIBITS

Exhibit No.	Description
10.11†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.12†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.14†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.16†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.17†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.18†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.19†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007)

10.22†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.24†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.25†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

INDEX TO EXHIBITS

Exhibit No.	Description
10.26†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.28†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.29†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.30†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.31*	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of December 2, 2009

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

*	Filed herewith

**	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.