Form 10-Q
period 2010-09-30
RENT A CENTER INC DE
filed 2010-10-28
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2010:

Class	Outstanding

Common stock, $.01 par value per share	64,167,534

		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Earnings for the three months ended September 30, 2010 and 2009	1
	Consolidated Statements of Earnings for the nine months ended September 30, 2010 and 2009	2
	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34
SIGNATURES		35
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

The accompanying notes are an integral part of these statements.

i

Rent-A-Center, Inc. and Subsidiaries

Item 1.  Financial statements.

Consolidated statements of earnings

(In thousands, except per share data)	Three months ended September 30,
(unaudited)	2010	2009

Revenues
Store
Rentals and fees	$576,019	$576,124
Merchandise sales	44,352	59,085
Installment sales	15,599	12,983
Other	20,413	15,236
Franchise
Merchandise sales	6,975	6,663
Royalty income and fees	1,222	1,160

	664,580	671,251
Operating expenses
Direct store expenses
Cost of rentals and fees	127,573	130,183
Cost of merchandise sold	34,807	42,940
Cost of installment sales	5,507	4,511
Salaries and other expenses	389,295	389,573
Franchise cost of merchandise sold	6,680	6,378

	563,862	573,585
General and administrative expenses	30,796	32,714
Amortization and write-down of intangibles	529	585

Total operating expenses	595,187	606,884
Operating profit	69,393	64,367
Interest expense	6,085	4,866
Interest income	(282)	(153)

Earnings before income taxes	63,590	59,654
Income tax expense	23,093	22,814

NET EARNINGS	$40,497	$36,840

Basic earnings per common share	$0.62	$0.56

Diluted earnings per common share	$0.62	$0.55

Cash dividends per common share	$0.06	$–

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries
Consolidated statements of earnings

(In thousands, except per share data)	Nine months ended September 30,
(unaudited)	2010	2009

Revenues
Store
Rentals and fees	$1,746,390	$1,763,199
Merchandise sales	176,780	211,826
Installment sales	45,239	37,699
Other	60,272	41,818
Franchise
Merchandise sales	22,155	20,872
Royalty income and fees	3,706	3,629

	2,054,542	2,079,043
Operating expenses
Direct store expenses
Cost of rentals and fees	387,505	398,278
Cost of merchandise sold	129,221	150,704
Cost of installment sales	15,936	13,201
Salaries and other expenses	1,161,887	1,175,991
Franchise cost of merchandise sold	21,202	19,987

	1,715,751	1,758,161
General and administrative expenses	94,744	101,581
Amortization and write-down of intangibles	3,120	2,428
Litigation expense (credit)	–	(4,869)

Total operating expenses	1,813,615	1,857,301
Operating profit	240,927	221,742
Interest expense	18,219	22,143
Interest income	(606)	(689)

Earnings before income taxes	223,314	200,288
Income tax expense	83,526	76,127

NET EARNINGS	$139,788	$124,161

Basic earnings per common share	$2.13	$1.88

Diluted earnings per common share	$2.11	$1.86

Cash dividends per common share	$0.06	$–

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries
Consolidated balance sheets

	September 30,	December 31,
	2010	2009

(In thousands, except share and par value data)	(unaudited)

ASSETS
Cash and cash equivalents	$80,775	$101,803
Receivables, net of allowance for doubtful accounts of $9,588 in 2010 and $9,753 in 2009	67,625	63,439
Prepaid expenses and other assets	47,836	50,680
Rental merchandise, net
On rent	544,308	589,066
Held for rent	172,784	160,932
Merchandise held for installment sale	4,106	4,069
Property assets, net	214,136	204,551
Goodwill, net	1,268,187	1,268,684
Other intangible assets, net	458	773

	$2,400,215	$2,443,997

LIABILITIES
Accounts payable—trade	$87,841	$97,159
Accrued liabilities	233,553	265,051
Deferred income taxes	129,823	123,115
Senior debt	596,084	711,158

	1,047,301	1,196,483
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 105,586,261 and 104,910,759 shares issued in 2010 and 2009, respectively	1,056	1,049
Additional paid-in capital	701,667	686,592
Retained earnings	1,513,158	1,377,332
Treasury stock, 41,441,451 and 39,259,949 shares at cost in 2010 and 2009, respectively	(865,623)	(819,754)
Cumulative translation adjustment	2,656	2,295

	1,352,914	1,247,514

	$2,400,215	$2,443,997

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries
Consolidated statements of cash flows

(In thousands)	Nine months ended September 30,
(unaudited)	2010	2009

Cash flows from operating activities
Net earnings	$139,788	$124,161
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	378,335	390,126
Bad debt expense	12,084	10,387
Stock-based compensation expense	3,125	2,920
Depreciation of property assets	47,152	50,187
Loss on sale or disposal of property assets	3,099	6,686
Amortization of intangibles	567	1,043
Amortization of financing fees	1,544	1,664
Deferred income taxes	6,708	31,869
Tax benefit related to stock option exercises	(2,342)	(208)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(344,636)	(293,258)
Receivables	(16,270)	(18,460)
Prepaid expenses and other assets	1,202	3,060
Accounts payable—trade	(9,318)	3,255
Accrued liabilities	(28,385)	(15,583)

Net cash provided by operating activities	192,653	297,849
Cash flows from investing activities
Purchase of property assets	(57,373)	(53,644)
Proceeds from sale of property assets	89	2,147
Acquisitions of businesses, net of cash acquired	(3,112)	(7,025)

Net cash used in investing activities	(60,396)	(58,522)
Cash flows from financing activities
Purchase of treasury stock	(45,869)	–
Exercise of stock options	9,703	1,276
Tax benefit related to stock option exercises	2,342	208
Payments on capital leases	(800)	(1,781)
Proceeds from debt	55,870	68,385
Repayments of debt	(170,944)	(131,017)
Repurchase of subordinated notes	–	(225,375)
Dividends paid	(3,949)	–

Net cash used in financing activities	(153,647)	(288,304)
Effect of exchange rate changes on cash	362	1,500
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,028)	(47,477)
Cash and cash equivalents at beginning of period	101,803	87,382

Cash and cash equivalents at end of period	$80,775	$39,905

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At September 30, 2010, we operated 3,001 company-owned stores nationwide and in Canada and Puerto Rico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores in Canada under the names “Rent-A-Centre” and “Better Living.”

We also operate kiosk locations under the trade name “RAC Acceptance” which offer the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At September 30, 2010, we operated 151 RAC Acceptance locations.

We also offer an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offer include, but are not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of September 30, 2010, we offered financial services in 326 of our existing stores in 14 states.

On October 25, 2010, we announced that in connection with our analysis of available growth initiatives, we are exploring strategic alternatives with respect to our financial services business, which may or may not include a sale or divestiture of such business. We do not intend to disclose developments with respect to the strategic alternatives for our financial services business unless and until a final decision is made and further disclosure is required. We do not anticipate these strategic alternatives to result in a material adverse change to our financial condition or results of operations.

Rent-A-Center, Inc. and Subsidiaries
Notes to consolidated financial statements—(continued)

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2010, ColorTyme had 206 franchised stores operating in 34 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

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

2. Intangible Assets and Acquisitions.

Amortizable intangible assets consist of the following (in thousands):

		September 30, 2010		December 31, 2009
	Avg.	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	amount	amortization	amount	amortization

Non-compete agreements	3	$6,094	$6,050	$6,091	$6,021
Customer relationships	2	62,502	62,088	62,247	61,544

Total		$68,596	$68,138	$68,338	$67,565

The estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated
amortization
expense

2010	$152
2011	255
2012	51

Total	$458

Rent-A-Center, Inc. and Subsidiaries
Notes to consolidated financial statements—(continued)

A summary of the changes in recorded goodwill follows (in thousands):

	September 30,	December 31,
	2010	2009

Gross balance as of January 1,	$1,367,836	$1,364,401
Accumulated amortization	(99,152)	(99,152)
Additions from acquisitions	1,959	4,456
Goodwill related to stores sold or closed	(2,553)	(1,552)
Post purchase price allocation adjustments	97	531

Balance as of the end of the period	$1,268,187	$1,268,684

Additions to goodwill due to acquisitions in the first nine months of 2010 were tax deductible.

3. Income Taxes. We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2001. The IRS has concluded its examination of our federal income tax returns for the years 2001 through 2007. Through the appeals process, we reached agreement on all issues except one issue with respect to the 2003 tax year which also recurs in each of the 2004, 2005, 2006 and 2007 taxable years. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue and, accordingly, we filed in April 2009 a petition for the issue to be heard in the United States Tax Court. The trial is currently scheduled to commence in early 2011. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At September 30, 2010, our unrecognized tax benefits increased by $3.2 million from December 31, 2009.

4. Fair Value. At September 30, 2010, our financial instruments include cash and cash equivalents, receivables, payables, and senior debt. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2010 and December 31, 2009, because of the short maturities of these instruments. Our senior debt is variable rate debt that

Rent-A-Center, Inc. and Subsidiaries
Notes to consolidated financial statements—(continued)

re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.

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

We recorded charges for goodwill related to stores sold or closed of $356,000 and $2.6 million for the three months and nine months ended September 30, 2010, respectively. These charges were determined using both a revenue method and trading multiples, which are Level 3 inputs based on our historical experience with store acquisitions and divestitures.

5. Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $600.0 million of Rent-A-Center common stock. We have repurchased a total of 22,066,352 shares and 19,884,850 shares of Rent-A-Center common stock for an aggregate purchase price of $512.5 million and $466.6 million as of September 30, 2010 and December 31, 2009, respectively, under this common stock repurchase program. Through the nine months ended September 30, 2010, we have repurchased a total of 2,181,502 shares for approximately $45.9 million in cash. We repurchased 1,913,137 shares for $39.5 million in the third quarter of 2010.

6. Earnings Per Share.

Basic and diluted earnings per common share were calculated as follows:

	Three months ended September 30, 2010
		Weighted
(In thousands, except per share data)	Net earnings	average shares	Per share

Basic earnings per common share	$40,497	65,094	$0.62
Effect of dilutive stock options	–	652

Diluted earnings per common share	$40,497	65,746	$0.62

	Three months ended September 30, 2009
		Weighted
(In thousands, except per share data)	Net earnings	average shares	Per share

Basic earnings per common share	$36,840	66,077	$0.56
Effect of dilutive stock options	–	616

Diluted earnings per common share	$36,840	66,693	$0.55

Rent-A-Center, Inc. and Subsidiaries
Notes to consolidated financial statements—(continued)

	Nine months ended September 30, 2010
		Weighted
(In thousands, except per share data)	Net earnings	average shares	Per share

Basic earnings per common share	$139,788	65,579	$2.13
Effect of dilutive stock options	–	766

Diluted earnings per common share	$139,788	66,345	$2.11

	Nine months ended September 30, 2009
		Weighted
(In thousands, except per share data)	Net earnings	average shares	Per share

Basic earnings per common share	$124,161	66,034	$1.88
Effect of dilutive stock options	–	578

Diluted earnings per common share	$124,161	66,612	$1.86

For the three months ended September 30, 2010 and 2009, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, was 2,366,676 and 2,816,883, respectively.

For the nine months ended September 30, 2010 and 2009, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, was 2,044,471 and 2,973,518, respectively.

7. Subsequent Events. On October 27, 2010, we announced that our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program from $600.0 million to $800.0 million.

We have evaluated events occurring subsequent to the date of our financial statements, and have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date of September 30, 2010, including estimates inherent in the process of preparing our financial statements.

Item 2.	Management’s discussion and analysis of financial condition and results of operations.

Forward-looking statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to identify and successfully enter new lines of business offering products and services that appeal to our customer demographic;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	our ability to enter into new and collect on our short term loans;

•	the passage of legislation adversely affecting the rent-to-own or financial services industries;

•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;

•	interest rates;

•	increases in the unemployment rate;

•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	conditions affecting consumer spending and the impact, depth and duration of current economic conditions;

•	the resolution of our litigation;

•	our ability to successfully manage the strategic alternatives process with respect to our financial services business and the results therefrom; and

•	the other risks detailed from time to time in our SEC reports.

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

Our business

We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At September 30, 2010, we operated 3,001 company-owned stores nationwide and in Canada and Puerto Rico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the names “Rent-A-Centre” and “Better Living.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2010, ColorTyme had 206 franchised rent-to-own stores in 34 states. These franchise stores represent an additional 2% market share based on store count.

Our stores generally offer high quality durable products such as major consumer electronics, appliances, computers, and furniture and accessories under flexible rental purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed-upon rental period. The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise without incurring debt. Key features of the rental purchase transaction include:

•	convenient payment options:

•	weekly, semi-monthly or monthly;

•	in-store, over the phone or online;

•	no long-term obligations;

•	right to terminate without penalty;

•	no requirement of a credit history;

•	delivery and set-up;

•	product maintenance;

•	lifetime reinstatement; and

•	flexible options to obtain ownership—90 days same as cash, early purchase options, or payment through the term of the agreement.

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

As part of our current growth strategy, we are focused on seeking additional distribution channels for our products and services. We operate kiosk locations under the trade name “RAC Acceptance” which offer the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At September 30, 2010, we operated 151 RAC Acceptance locations. In addition, we are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. At October 25, 2010, we operated 18 stores in Canada and one store in Mexico.

Recent developments

Financial Services. We also offer financial services products, such as short term secured and unsecured loans, debit cards, check cashing, tax preparation and money transfer services, in some of our existing stores under the trade names “RAC Financial Services” and “Cash AdvantEdge.” As of September 30, 2010, we offered some or all of these financial services products in 326 Rent-A-Center store locations in 14 states.

On October 25, 2010, we announced that in connection with our analysis of available growth initiatives, we are exploring strategic alternatives with respect to our financial services business, which may or may not include a sale or divestiture of such business. We do not intend to disclose developments with respect to the strategic alternatives for our financial services business unless and until a final decision is made and further disclosure is required. We do not anticipate these strategic alternatives to result in a material adverse change to our financial condition or results of operations.

Increase in Stock Repurchase Authorization. On October 27, 2010, we announced that our Board of Directors increased the authorization for stock repurchases under our common stock repurchase program from $600.0 million to $800.0 million.

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

As of September 30, 2010, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $135.0 million, as compared to $128.8 million at December 31, 2009 and $126.9 million at September 30, 2009. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of September 30, 2010 and December 31, 2009, we had no accrual relating to probable losses for our outstanding litigation.

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

Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the nine months ended September 30, 2010 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 34.95% to 56.30%, a risk-free interest rate of 0.32% to 2.16%, no dividend yield, and an expected life of 5.48 years. During the nine months ended September 30, 2010, we recognized $3.1 million in pre-tax compensation expense related to stock options and restricted stock units granted.

Results of operations

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Store Revenue. Total store revenue decreased by $25.8 million, or 1.3%, to $2,028.7 million for the nine months ended September 30, 2010 from $2,054.5 million for the nine months ended September 30, 2009. This decrease in total store revenue was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business, which contributed approximately $42.6 million in merchandise sales for the nine months ended September 30, 2009.

Same store revenues represent those revenues earned in 2,639 stores that were operated by us for each of the entire nine month periods ended September 30, 2010 and 2009. Same store revenues decreased slightly by $1.8 million, or 0.1%, to $1,748.2 million for the nine months ended September 30, 2010 as compared to $1,750.0 million in 2009.

Franchise Revenue. Total franchise revenue increased by $1.4 million, or 5.6%, to $25.9 million for the nine months ended September 30, 2010 as compared to $24.5 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first nine months of 2010 as compared to 2009.

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the nine months ended September 30, 2010 decreased by $10.8 million, or 2.7%, to $387.5 million as compared to $398.3 million in 2009. This decrease in cost of rentals and fees was primarily the result of a lower average cost per unit in the first nine months of 2010 as compared to 2009. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.2% for the nine months ended September 30, 2010 as compared to 22.6% in 2009.

Cost of Merchandise Sold. Cost of merchandise sold decreased by $21.5 million, or 14.3%, to $129.2 million for the nine months ended September 30, 2010 from $150.7 million in 2009. The gross margin percent of merchandise sales decreased to 26.9% for the nine months ended September 30, 2010 from 28.9% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.

Salaries and Other Expenses. Salaries and other expenses decreased by $14.1 million, or 1.2%, to $1,161.9 million for the nine months ended September 30, 2010 as compared to $1,176.0 million in 2009. This decrease was primarily attributable to a decrease in store level expenses due to our cost control initiatives such as improvements in the management of labor expense, delivery costs and inventory losses. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, remained unchanged at approximately 2.3% for the nine months ended September 30, 2010 and 2009. Salaries and other expenses expressed as a percentage of total store revenue increased slightly to 57.3% for the nine months ended September 30, 2010 from 57.2% in 2009.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.2 million, or 6.1%, to $21.2 million for the nine months ended September 30, 2010 as compared to $20.0 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the first nine months of 2010 as compared to 2009.

General and Administrative Expenses. General and administrative expenses decreased by $6.9 million, or 6.7%, to $94.7 million for the nine months ended September 30, 2010 as compared to $101.6 million in 2009. This decrease was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.6% for the nine months ended September 30, 2010 from 4.9% in 2009.

Amortization and Write-Down of Intangibles. Amortization of intangibles increased by $692,000, or 28.5%, to $3.1 million for the nine months ended September 30, 2010 from $2.4 million in 2009. This increase was due to the write-down of goodwill associated with stores sold or closed in the first nine months of 2010 as compared to 2009.

Operating Profit. Operating profit increased by $19.2 million, or 8.7%, to $240.9 million for the nine months ended September 30, 2010 as compared to $221.7 million in 2009. Operating profit as a percentage of total revenue increased to 11.7% for the nine months ended September 30, 2010 from 10.7% for 2009. These increases were primarily attributable to a reduction in expenses in the first nine months of 2010 as compared to 2009.

Interest Expense. Interest expense decreased by $3.9 million, or 17.7%, to $18.2 million for the nine months ended September 30, 2010 as compared to $22.1 million in 2009. This decrease was attributable to a decrease in our outstanding indebtedness in the nine months ended September 30, 2010 as compared to 2009, offset by an increase in our weighted average interest rate of 3.81% for the nine months ended September 30, 2010 as compared to 3.54% in 2009 due to an increase in the Eurodollar rate in 2010 as compared to 2009.

Net Earnings. Net earnings increased by $15.6 million, or 12.6%, to $139.8 million for the nine months ended September 30, 2010 as compared to $124.2 million in 2009. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, offset by an increase in income tax expense in the first nine months of 2010 as compared to 2009.

Results of operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Store Revenue. Total store revenue decreased by $7.0 million, or 1.1%, to $656.4 million for the three months ended September 30, 2010 from $663.4 million for the three months ended September 30, 2009. This decrease in total store revenue was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business, which contributed approximately $14.6 million in merchandise sales for the three months ended September 30, 2009.

Same store revenues represent those revenues earned in 2,722 stores that were operated by us for each of the entire three month periods ended September 30, 2010 and 2009. Same store revenues increased slightly by $1.7 million, or 0.3%, to $579.9 million for the three months ended September 30, 2010 as compared to $578.2 million for the three months ended September 30, 2009.

Franchise Revenue. Total franchise revenue increased by $374,000, or 4.8%, to $8.2 million for the three months ended September 30, 2010 as compared to $7.8 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the third quarter of 2010 as compared to the third quarter of 2009.

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended September 30, 2010 decreased by $2.6 million, or 2.0%, to $127.6 million as compared to $130.2 million in 2009. This decrease in cost of rentals and fees was primarily the result of a lower average cost per unit in the three months ended September 30, 2010 as compared to 2009. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.1% for the three months ended September 30, 2010 as compared to 22.6% in 2009.

Cost of Merchandise Sold. Cost of merchandise sold decreased by $8.1 million, or 18.9%, to $34.8 million for the three months ended September 30, 2010 from $42.9 million in 2009. The gross margin percent of merchandise sales decreased to 21.5% for the three months ended September 30, 2010 from 27.3% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.

Salaries and Other Expenses. Salaries and other expenses decreased slightly by $278,000, or 0.1%, to $389.3 million for the three months ended September 30, 2010 as compared to $389.6 million in 2009. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.6% for the three months ended September 30, 2010 as compared to 2.4% in 2009. Salaries and other expenses expressed as a percentage of total store revenue increased slightly to 59.3% for the three months ended September 30, 2010 from 58.7% in 2009.

Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $302,000, or 4.7%, to $6.7 million for the three months ended September 30, 2010 as compared to $6.4 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in the three months ended September 30, 2010 as compared to 2009.

General and Administrative Expenses. General and administrative expenses decreased by $1.9 million, or 5.9%, to $30.8 million for the three months ended September 30, 2010 as compared to $32.7 million in 2009. This decrease was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.6% for the three months ended September 30, 2010 from 4.9% in 2009.

Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $56,000, or 9.6%, to $529,000 for the three months ended September 30, 2010 as compared to $585,000 in 2009. This decrease was due to a reduction in amortization expense in the third quarter of 2010 as compared to 2009.

Operating Profit. Operating profit increased by $5.0 million, or 7.8%, to $69.4 million for the three months ended September 30, 2010 as compared to $64.4 million in 2009. Operating profit as a percentage of total revenue increased to 10.4% for the three months ended September 30,

2010 from 9.6% for 2009. These increases were primarily attributable to a reduction in cost of rentals and fees and expenses in the third quarter of 2010 as compared to 2009.

Interest Expense. Interest expense increased by $1.2 million, or 25.1%, to $6.1 million for the three months ended September 30, 2010 as compared to $4.9 million in 2009. This increase was attributable to an increase in our weighted average interest rate of 3.96% for the three months ended September 30, 2010 as compared to 2.70% in 2009 due to an increase in the Eurodollar rate in 2010 as compared to 2009, offset by a decrease in our outstanding indebtedness in the three months ended September 30, 2010 as compared to 2009.

Net Earnings. Net earnings increased by $3.7 million, or 9.9%, to $40.5 million for the three months ended September 30, 2010 as compared to $36.8 million in 2009. This increase was primarily attributable to an increase in operating profit, offset by an increase in interest expense in the quarter ended September 30, 2010 as compared to 2009.

Liquidity and capital resources

Cash provided by operating activities decreased by $105.1 million to $192.7 million for the nine months ended September 30, 2010 from $297.8 million in 2009. This decrease was primarily attributable to an increase in rental merchandise purchases and a decrease in the deferred tax benefit in the 2010 period as compared to 2009.

Cash used in investing activities increased by $1.9 million to $60.4 million for the nine months ended September 30, 2010 from $58.5 million in 2009.

Cash used in financing activities decreased by $134.7 million to $153.6 million for the nine months ended September 30, 2010 from $288.3 million in 2009. This decrease in 2010 as compared to 2009 was primarily related to a greater reduction in our outstanding indebtedness in 2009, offset by an increase in repurchases of our treasury shares in 2010.

Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, implementation of our growth strategies, debt service, capital expenditures, and litigation expenses, including settlements or judgments. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience volatility and adverse conditions and such conditions in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $370.0 million, of which $232.6 million was available at October 25, 2010. At October 25, 2010, we had $101.7 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock, declare and pay dividends on our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Deferred Taxes. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extends the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. On September 27, 2010, President Obama signed into law the “Small Business Jobs Act of 2010” (the “2010 Jobs Act”), which extends the bonus depreciation provision of the 2009 Recovery Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property place in service during 2010. We estimate our 2010 operating cash flow will increase by $2.0 million as a result of the 2010 Jobs Act, net of the $73.0 million reversal associated with the 2008 Stimulus Act and the 2009 Recovery Act. We estimate the remaining tax deferral associated with the 2008 Stimulus Act, the 2009 Recovery Act, and the 2010 Jobs Act to be approximately $93.0 million at December 31, 2010, of which approximately 70%, or $66.0 million, will reverse in 2011 and the remainder will reverse between 2012 and 2013.

Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three months ended	Three months ended
(In thousands)	September 30, 2010	September 30, 2009

Beginning merchandise value	$754,411	$755,906
Inventory additions through acquisitions	451	664
Purchases	156,922	159,813
Depreciation of rental merchandise	(124,484)	(127,573)
Cost of goods sold	(40,314)	(37,629)
Skips and stolens	(17,329)	(15,845)
Other inventory deletions(1)	(8,459)	(8,286)

Ending merchandise value	$721,198	$727,050

	Nine months ended	Nine months ended
(In thousands)	September 30, 2010	September 30, 2009

Beginning merchandise value	$754,067	$822,487
Inventory additions through acquisitions	830	1,654
Purchases	558,755	501,194
Depreciation of rental merchandise	(378,335)	(390,126)
Cost of goods sold	(145,157)	(135,499)
Skips and stolens	(46,814)	(45,697)
Other inventory deletions(1)	(22,148)	(26,963)

Ending merchandise value	$721,198	$727,050

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $57.4 million and $53.6 million on capital expenditures during the nine month periods ended September 30, 2010 and 2009, respectively, and expect to spend approximately $25.6 million for the remainder of 2010. The anticipated increase in capital expenditures for 2010 primarily relates to our investment in the development of new point of sale systems and processes designed to further enhance our management information system.

Acquisitions and New Store Openings. During the first nine months of 2010, we acquired accounts from 13 locations, opened 20 new stores, acquired two stores, consolidated 18 stores into existing locations and sold ten stores. Additionally, during the first nine months of 2010, we added financial services to 48 existing rent-to-own store locations and closed 75 stores, of which 39 were closed due to legislative changes in three states, ending the third quarter of 2010 with a total of 326 stores providing these services. The acquired stores and accounts were the result of 11 separate transactions with an aggregate purchase price of approximately $2.8 million.

The profitability of our stores tends to grow at a slower rate approximately five years from entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to increase revenue in our existing stores. We intend to accomplish such revenue growth by acquiring customer accounts on favorable terms, and seeking additional distribution channels for our products and services. We cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all. We also cannot assure you that we will be successful in identifying additional distribution channels for our products and services, or that such operations will be as profitable as we expect, or at all.

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

The table below shows the scheduled maturity dates of our senior term loans outstanding at September 30, 2010.

Year ending December 31,	(In thousands)

2010	$18,750
2011	105,053
2012	142,656
2013	42,375
2014	215,625
Thereafter	71,625

$596,084

Pursuant to the amended senior credit facility, the revolving facility was reduced, at our election, to $350 million from $400 million, and extended from July 13, 2011 to September 30, 2013. The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $137.4 million had been utilized as of October 25, 2010. As of October 25, 2010, $212.6 million was available under our revolving facility.

Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or extended tranche A term loans, (iii) .75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) .75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.29% at October 25, 2010. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.

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

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2010:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.25:1	1.42:1
Minimum fixed charge coverage ratio	No less than	1.35:1	2.03:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2010 ($541.5 million) by consolidated EBITDA for the nine month period ended September 30, 2010 ($381.8 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the nine month period ended September 30, 2010, as adjusted for certain capital expenditures ($498.0 million), by consolidated fixed charges for the nine month period ended September 30, 2010 ($245.7 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.

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

ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., who provides $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $17.1 million was outstanding as of September 30, 2010.

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2010:

Contractual Cash Obligations	Payments Due by Period
(In thousands)	Total		2010	2011-2012	2013-2014	Thereafter

Senior Debt (including current portion)	$596,084	(1)	$18,750	$247,709	$258,000	$71,625
Operating Leases	533,849		46,029	303,947	157,190	26,683
Capital Leases	1,175		221	954	–	–

Total(2)	$1,131,108		$65,000	$552,610	$415,190	$98,308

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 3.0% or the prime rate plus up to 2.0% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2010 was 0.29%.

(2)	As of September 30, 2010, we have $6.2 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of September 30, 2010, we had purchased a total of 22,066,352 shares of Rent-A-Center common stock for an aggregate purchase price of $512.5 million under this common stock repurchase program. We repurchased 1,913,137 shares for $39.5 million in the third quarter of 2010. Through the nine months ended September 30, 2010, we have repurchased a total of 2,181,502 shares for approximately $45.9 million in cash.

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

Interest rate sensitivity

As of September 30, 2010, we had $596.1 million in term loans at interest rates indexed to the Eurodollar rate.

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

Interest rate risk

We hold long-term debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2010, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at September 30, 2010, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $6.0 million additional pre-tax charge or credit to our statement of earnings.

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

Changes in internal controls. For the quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other information

Item 1.	Legal proceedings.

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of September 30, 2010, we had no accrual relating to probable losses for our outstanding litigation.

We continue to monitor our litigation exposure, and will review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements” regarding our process for evaluating our litigation reserves. Based on our review, we have not established any reserves for our outstanding litigation.

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

Financial services transactions are regulated by federal law as well as the laws of certain states. Any adverse changes in these laws or the passage of adverse new laws with respect to the financial services business could expose us to litigation or alter our business practices in a manner that we may deem to be unacceptable.

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

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of September 30, 2010, $596.1 million was outstanding under our senior debt. If a specified change in control occurs and the lenders under our senior credit facilities accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.

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

Our continued expansion into international markets presents unique challenges which may subject us to risks associated with the legislative, judicial, accounting, regulatory, political, cultural and economic factors specific to the countries or regions in which we currently operate or may operate in the future, which could adversely affect our financial performance.

We entered the Canadian market in 2004 and operate 18 stores in Canada as of September 30, 2010. We opened our first store in Mexico in October 2010. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. In addition, these operations are subject to the potential risks of changing economic and financial conditions in each of its markets, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, difficulties in staffing and managing local operations, failure to understand the local culture and market, difficulties in protecting intellectual property, the burden of complying with foreign laws, including tax laws and financial accounting standards, and adverse local economic, political and social conditions in certain countries.

In addition, we are subject to exchange rate risks in the ordinary course of our business as a result of our operations in Canada and Mexico and are, therefore, exposed to risks associated with the fluctuations of foreign currencies, in particular U.S. dollars, Canadian dollars and Mexican pesos. Such foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance.

Our operations are dependent on effective management information systems. Failure of these systems could negatively impact our ability to manage store operations, which could have a material adverse effect on our business, financial condition and results of operations.

We utilize integrated management information and control systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our information systems to perform as designed, loss of data or any interruption of our information systems for a significant period of time could disrupt our business. If the information systems sustain repeated failures, we may not be able to manage our store operations, which could have a material adverse effect on our business, financial condition and results of operations.

We are currently investing in the development of new point of sale systems and processes to further enhance our management information system. Such enhancements to or replacement of our management information system could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information systems. We can make no assurances that the costs of investments in our information systems will not exceed estimates, that the systems will be implemented without material disruption, or that the systems will be as beneficial as predicted. If any of these events occur, our results of operations could be harmed.

If we fail to protect the integrity and security of customer and co-worker information, we could be exposed to litigation or regulatory enforcement and our business could be adversely impacted.

The increasing costs associated with information security, such as increased investment in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud, could adversely impact our business. We also routinely possess sensitive customer and co-worker information and, while we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

Item 2. Unregistered sales of equity securities and use of proceeds.

Under our common stock repurchase program, we are authorized to repurchase up to $600.0 million in aggregate purchase price of our common stock. As of September 30, 2010, we had repurchased a total of 22,066,352 shares of Rent-A-Center common stock for an aggregate purchase price of $512.5 million under our common stock repurchase program. In the third quarter of 2010, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(Including Fees)	Programs	(Including Fees)

July 1 through July 31	107,118	$21.8218	107,118	$124,600,823	(1)
August 1 through August 31	1,806,019	$20.5539	1,806,019	$87,480,164	(1)
September 1 through September 30

Total	1,913,137	$20.6249	1,913,137	$87,480,164	(1)

(1)	Includes the $100.0 million increase in authorization for stock repurchases under our common stock repurchase program which was announced on July 26, 2010.

Item 6.	Exhibits.

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
Robert D. Davis
Executive Vice President—Finance,
Treasurer and Chief Financial Officer

Date: October 27, 2010

Index to exhibits

Exhibit no.		Description
3.1		Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2		Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3		Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 23, 2010.)
4.1		Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)
10	.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.2		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.3		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.4		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.5		First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.6		Franchisee Financing Agreement, dated as of August 2, 2010, between ColorTyme Finance, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)
10.7		Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)
10.8		Unconditional Guaranty of ColorTyme Finance, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

Exhibit no.		Description
10	.9†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.10†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10	.12†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.13†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.14†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.16†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.17†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.18†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.19†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)
10	.20†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

Exhibit no.		Description
10	.21†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.22†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.23†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10	.24†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.25†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.26†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
10	.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10.29		Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of December 2, 2009 (Incorporated herein by reference to Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
21.1		Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)
31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

Exhibit no.		Description
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.