Form 10-K
period 2010-12-31
RENT A CENTER INC DE
filed 2011-02-25
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the 64,213,781 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2010	$1,300,971,203
Number of shares of Common Stock outstanding as of the close of business on February 18, 2011:	63,518,982

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business.

Overview

Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and all of its direct and indirect subsidiaries.

We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At December 31, 2010, we operated 3,008 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 42 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2010, ColorTyme had 209 franchised rent-to-own stores in 32 states. These franchise stores represent an additional 2% market share based on store count.

As part of our current growth strategy, we are focused on seeking additional distribution channels for our products and services. We operate kiosk locations under the “RAC Acceptance” model which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At December 31, 2010, we operated 384 RAC Acceptance locations.

In addition, we are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. At December 31, 2010, we operated 18 stores in Canada and five stores in Mexico.

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

We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Additionally, we provide electronic or paper copies of our filings free of charge upon request.

Industry Overview

According to the Association of Progressive Rental Organizations (“APRO”), the rent-to-own industry in the United States and Canada consists of approximately 8,600 stores and serves approximately 4.1 million households. We estimate that the two largest rent-to-own industry participants account for approximately 4,900 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The rent-to-own industry is highly fragmented and has experienced significant consolidation. We believe this consolidation trend in the industry will continue, presenting opportunities for us to continue to acquire additional stores or customer accounts on favorable terms.

The rent-to-own industry serves a highly diverse customer base. According to APRO, approximately 83% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. We believe the number of consumers lacking access to credit is increasing. According to a report issued by the Fair Isaac Corporation on July 13, 2010, consumers in the “subprime” category (those with credit scores below 650) made up 35% of the United States population.

According to the latest available United States Federal Trade Commission study dated April 2000, 75% of rent-to-own customers were satisfied with their experience with rent-to-own transactions. The study noted that customers gave a wide variety of reasons for their satisfaction, including “the ability to obtain merchandise they otherwise could not; the low payments; the lack of a credit check; the convenience and flexibility of the transaction; the quality of the merchandise; the quality of the maintenance, delivery, and other services; the friendliness and flexibility of the store employees; and the lack of any problems or hassles.”

Locations

Since March 1993, the number of our locations has grown from 27 to 3,392 at December 31, 2010, primarily through acquisitions. During this period, we acquired over 3,300 stores, including approximately 400 of our franchised stores. These acquisitions occurred in approximately 280 separate transactions, including 11 transactions where we acquired in excess of 50 locations. In addition, we strategically opened or acquired stores near market areas served by existing stores (“cannibalized”) to enhance service levels, gain incremental sales and increase market penetration.

As part of our current growth strategy, we are focused on seeking additional distribution channels for our products and services and are expanding our presence in third-party retailers through our RAC Acceptance initiative, as well as opening new stores in Canada and Mexico.

The following table summarizes our locations allocated among rent-to-own stores, RAC Acceptance kiosk locations, Get It Now/Home Choice retail locations, Canada and Mexico as of December 31, 2010:

	2010	2009	2008

Rent-to-own stores	2,943	2,950	2,998
RAC Acceptance kiosk locations	384	82	56
Get It Now/Home Choice retail locations	42	39	31
Canada	18	18	8
Mexico	5	—	—

Total locations	3,392	3,089	3,093

Future Growth.  We continue to believe there are attractive opportunities to expand our presence in the rent-to-own industry both nationally and internationally. We plan to continue opening new stores and kiosks in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. Periodically, we critically evaluate the markets in which we operate and will close, sell or merge underperforming stores.

Competitive Strengths

We believe the following competitive strengths position us well for continued growth:

Geographic Footprint.  At December 31, 2010, we operated 3,008 stores nationwide and in Canada, Puerto Rico and Mexico, and 384 RAC Acceptance kiosk locations in 29 states and Puerto Rico. In addition, our subsidiary, ColorTyme, franchised 209 stores in 32 states. We believe the number and location of our stores combined with the strength of our brand provides us with a unique platform from which to market additional products and services to our customer demographic. The following table shows the geographic distribution of our stores:

	Number of Stores
	Company Owned			Franchised
Location	Stores		Kiosks	Stores

Alabama	59		1	2
Alaska	6		—	3
Arizona	56		18	—
Arkansas	40		11	—
California	142		32	6
Colorado	44		—	—
Connecticut	40		—	1
Delaware	20		—	—
District of Columbia	4		—	—
Florida	167		31	18
Georgia	83		22	8
Hawaii	11		—	5
Idaho	12		1	4
Illinois	112	†	27	8
Indiana	97		6	2
Iowa	27		—	—
Kansas	34		—	7
Kentucky	62		4	5
Louisiana	46		14	6
Maine	28		—	9
Maryland	63		—	9
Massachusetts	69		1	2
Michigan	105		7	7
Minnesota	10	*	—	—
Mississippi	37		4	1
Missouri	66		1	—
Montana	9		—	—
Nebraska	14		—	—
Nevada	23		6	—
New Hampshire	20		—	1
New Jersey	44		—	—
New Mexico	27		2	9
New York	176		6	2
North Carolina	129		19	12
North Dakota	3		—	—
Ohio	172		7	4
Oklahoma	44		—	5
Oregon	27		3	4
Pennsylvania	153		—	4
Puerto Rico	45		2	—
Rhode Island	16		1	3
South Carolina	64		12	2
South Dakota	4		—	—
Tennessee	86		6	4
Texas	284		120	38
Utah	16		1	—
Vermont	9		—	—
Virginia	68		10	13
Washington	45		5	5
West Virginia	36		4	—
Wisconsin	24	*	—	—
Wyoming	7		—	—
Canada	18		—	—
Mexico	5		—	—

TOTAL	3,008		384	209

*	Retail installment stores

†	Includes eight retail installment stores

Management Expertise.  Our senior management team averages over 20 years of rent-to-own or similar retail experience and has successfully grown our business, including the successful integration of approximately 3,300 stores acquired through approximately 280 acquisition transactions. In addition, our regional and district managers have long tenures with us, and we have a history of promoting management personnel from within. We believe this extensive industry and integration experience will allow us to capitalize on ongoing consolidation opportunities created by the fragmented nature of the rent-to-own industry.

Financial Strength.  Historically, our operations have generated strong cash flow, averaging $269.1 million in operating cash flow per year since 2001. As a result, we have been able to invest in new business opportunities, including acquisitions, and people, processes and technology, while maintaining a strong balance sheet.

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

Enhancing the Operations, Revenue and Profitability of Our Store Locations

We continually seek to improve store performance through strategies intended to produce gains in operating efficiency, revenue and profitability. We believe we will achieve gains in revenues and operating margins in both existing and newly acquired stores by continuing to:

•	focus on our customer’s in-store experience;

•	attract customers with targeted advertising campaigns;

•	create compelling product values for our customers through the use of strategic merchandise purchases;

•	expand the offering of product lines to appeal to more customers to increase the number of transactions and grow our customer base;

•	improve operational efficiencies, including through the development and implementation of improved technology; and

•	designing compensation programs that focus our operational coworkers on prioritizing store revenue and profit growth.

Seeking Additional Distribution Channels for Our Products and Services

We believe there are opportunities for us to obtain new customers through sources other than our existing rent-to-own stores. We are currently exploring the following alternatives:

•	offering the rent-to-own transaction to consumers who do not qualify for financing from a traditional retailer by maintaining a presence inside such retailer’s store locations through our RAC Acceptance program;

•	making the rent-to-own transaction more attractive and convenient to consumers by locating kiosks inside destination retailers such as grocers or mass merchandise retailers;

•	altering the footprint and product mix for stores in urban locations;

•	expanding our retail store operations; and

•	expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand.

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

Leveraging our Financial Strength

We believe we can leverage our financial strength by investing significantly in people, processes and technology to increase revenue and reduce our cost infrastructure through our investments in the following:

•	a centralized purchasing system which allows us to better manage our rental merchandise at the store level while expanding availability of the most popular products;

•	centralized procurement of all non-merchandise categories of supplies and services, including the development of an on-line procurement tool and a commitment to add dedicated resources at our corporate headquarters to professionally manage our expenses;

•	a customer relationship management system which we believe will drive customer relationship decisions with data and information;

•	price and promotion software which we believe will improve our ability to match individual customers to specific, tailored product and price offers; and

•	an enhanced point of sale system which will provide visibility and efficiency in all aspects of our store operations.

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

Strengthening Customer Relationships through Community Involvement

We seek to further strengthen relationships with our customers through community involvement both at the local store level and as a company through corporate donations and initiatives. We encourage the management of each of our stores to involve themselves with their respective local communities. In addition, we participate in various programs, including the following:

•	Since 2002, co-workers at our headquarters facility in Plano, Texas have worked to fight hunger through the North Texas Food Bank. On a national basis, we contributed $500,000 over four years in the fight to end hunger.

•	Each spring, we raise funds for Big Brothers Big Sisters of America. With a donation of $1 or more, customers and co-workers sign their name on a paper spring egg to hang in our stores. Since 2003, Rent-A-Center has given $100,000 every year to match the total amount raised by our stores during a four week campaign. To date, we have donated more than $2 million.

•	In 2004, we established the Make A Difference Scholarship which provides $60,000 annually to customers, their children and our co-workers’ children who are pursuing an undergraduate degree at the college or university of their choice.

•	Since 2005, we have teamed up with Boys & Girls Clubs to furnish special “RAC” Rooms to the centers that need them most. We have created 20 new RAC Rooms around the country each year since the program’s creation. Clubs choose the merchandise they need, including furniture, televisions, electronics and computers.

•	We contributed $800,000 over four years in grants to Junior Achievement offices in communities across the U.S. as part of our commitment to promoting financial literacy in our communities. Our program with Junior Achievement assures that financial literacy programs will be taught to children in grades K-12 in schools where at least 51% of students qualify for free or reduced lunch.

•	Random Acts of Caring brings unexpected gifts to people and organizations that serve others. Since 2008, the Random Acts of Caring program has provided unexpected donations of merchandise and funding to 64 deserving non-profit organizations. Examples include furnishing rooms in three fire stations in New York and donating $5,000 to the FDNY Foundation, and providing the Allen County Chapter of the American Red Cross in Lima, Ohio with four desktop computers and two laptops for field work.

•	In 2010, we created our RAC Military Program. Rent-A-Center donates merchandise with a wholesale value of $175,000 to 10 Army garrisons per year. The contributions are allocated to the Family & Morale Welfare and Recreation Program. FMWR provides community and family services, such as the Soldier and Family Assistance Centers that in turn serve wounded, ill and injured soldiers and their families.

Rent-A-Center Store Operations

Store Design

Our stores average approximately 4,700 square feet and are located primarily in strip centers. Because we utilize “just in time” inventory strategies, receiving merchandise shipments in relatively small quantities directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs. We continually evaluate store design in an effort to improve our customers’ in-store experience. Stores are remodeled approximately every five years.

Product Selection

Our stores generally offer merchandise from four basic product categories: major consumer electronics, appliances, computers and furniture and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. For the year ended December 31, 2010, consumer electronic products accounted for approximately 33% of our store rental revenue, furniture and accessories for 32%, appliances for 18% and computers for 17%. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

Major consumer electronic products offered by our stores include high definition televisions, home theatre systems, video game consoles and stereos from top name-brand manufacturers such as Sony, Philips, LG, Hitachi, Toshiba, Mitsubishi and Microsoft. We offer major appliances manufactured by Whirlpool, including refrigerators, washing machines, dryers, freezers and ranges. We offer desktop and laptop computers from Toshiba, Sony, Hewlett Packard, Dell, Acer and Compaq. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Standard, Albany and Klaussner and other top name-brand manufacturers. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

Rental Purchase Agreements

Our customers generally enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain title to the merchandise during the term of the rental purchase agreement. Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of seven to 30 months, depending upon the product type, or exercises a specified early purchase option. We do not conduct a formal credit investigation of each customer. We do require a potential customer to provide store management with sufficient personal information to allow us to verify their residence and sources of income. References listed by the customer are also contacted to verify the information contained in the customer’s rental purchase order form. Rental payments are generally made in the store or by telephone. We accept cash and credit or debit cards. Approximately 83% of our agreements are on a weekly term. Depending on state regulatory requirements, we may charge for the reinstatement of terminated accounts or collect a delinquent account fee, and collect loss/damage waiver fees from customers desiring product protection in case of theft or certain natural disasters. These fees are standard in the industry and may be subject to government-specified limits. Please read the section entitled “— Government Regulation.”

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

Collections

Store managers use our management information system to track collections on a daily basis. Our goal is to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening. For fiscal years 2010, 2009, and 2008, the average week ending past due percentages were 6.90%, 6.50% and 6.38%, respectively. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between store employees and customers and the fact that, following a period in which a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may re-rent a piece of merchandise of similar type and age on the terms the customer enjoyed prior to that period.

If the customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the ninetieth day following the time the account became past due. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.3% in 2010 and 2009 and 2.5% in 2008.

Management

We organize our network of stores and kiosks geographically with multiple levels of management. At the individual store level, each store manager is responsible for customer and account relations, delivery and collection of merchandise, inventory management, staffing, training store personnel and certain marketing efforts. Two times each week, store management is required to count the store’s inventory on hand and compare the count to our accounting records, with the district manager performing a similar count at least quarterly. In addition, our individual store managers track their daily store performance for revenue collected as compared to the projected performance of their store. Each store manager reports to a district manager within close proximity who typically oversees six to eight stores. Typically, a district manager focuses on developing the personnel in his or her district and ensuring all stores meet our quality, cleanliness and service standards. In addition, a district manager routinely audits numerous areas of the stores’ operations. A significant portion of a district manager’s and store manager’s compensation is dependent upon store revenues and profits.

At December 31, 2010, we had 484 district managers who, in turn, reported to 73 regional directors. Regional directors monitor the results of their entire region, with an emphasis on developing and supervising the district managers in their region. Similar to the district managers, regional directors are responsible for ascertaining whether stores are following the operational guidelines. The regional directors report to nine division vice presidents located at our corporate headquarters in Plano, Texas. The regional directors receive a significant amount of their compensation based on the revenue and profitability of the stores under their management.

Our executive management team, including our division vice presidents, oversees field operations, with an overall strategic focus. The executive management team directs and coordinates advertising, purchasing, financial planning and controls, employee training, personnel matters, acquisitions and new store initiatives. The centralization and coordination of such operational matters allows our store managers to focus on individual store performance. A significant portion of our executive management compensation is determined by the revenue and profits generated by us.

Management Information Systems

Through a licensing agreement with High Touch, Inc., we utilize an integrated management information and control system. Each store is equipped with a computer system utilizing point of sale software developed by High Touch. This system tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts, items in service and other account information. We electronically gather each day’s activity report, which provides our executive management with access to all operating and financial information concerning any of our stores, markets or regions and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and for every rental purchase transaction. The system enables us to track all of our merchandise and rental purchase agreements, which often include more than one unit of merchandise. In addition, our bank reconciliation system performs a daily sweep of available funds from our stores’ depository accounts into our central operating account based on a formula that enables us to meet store operating needs while effectively utilizing excess cash. Our system also includes extensive management software, report-generating capabilities and a virtual private network. The virtual private network allows us to communicate with our stores more effectively and efficiently. Utilizing the management information system, our executive management, division vice presidents, regional directors, district managers and store managers closely monitor the productivity of stores under their supervision according to our prescribed guidelines. We are currently investing in the development of new point of sale systems and processes to further enhance our management information system.

The integration of our management information system, developed by High Touch, with our accounting system, developed by Lawson Software, Inc., facilitates the production of our internal financial statements. These financial statements are distributed monthly to all stores, markets, regions and our executive management team for their review.

Purchasing and Distribution

We utilize a centralized inventory management system that includes automated merchandise replenishment. Our automated replenishment system uses perpetual inventory records to analyze individual store requirements, as well as other pertinent information such as delivery and return forecasts, blanket orders, predetermined inventory levels, and vendor performance, to generate recommended merchandise order information. These recommended orders are reviewed by the store manager and delivered electronically to our vendors. The stores also have online access to determine whether other stores in their market may have merchandise available. All merchandise is shipped by vendors directly to each store, where it is held for rent. We do not utilize any distribution centers in the United States. These systems and procedures allow us to retain tight control over our inventory, improve the diversity and assortment of merchandise in our stores, and assist us in having the right products available at the right time. In addition, these systems require less involvement by our store employees resulting in more time available for customer service and sales activities.

We purchase our rental merchandise from a variety of manufacturers and distributors. In 2010, approximately 14.9% and 12.1%, respectively, of merchandise purchases were attributable to Whirlpool and Ashley. No other brand accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.

Marketing

We promote our products and services through television and radio commercials, print advertisements, Internet sites, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, prompt delivery, price match, service at no extra cost, lifetime reinstatement and the absence of initial deposits, credit investigations or long-term obligations. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rent-to-own transaction. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to merchandise purchases as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Advertising expense as a percentage of store revenue remained approximately at 2.9% for the years ended December 31, 2010, 2009 and 2008. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.

Competition

The rent-to-own industry is highly competitive. According to industry sources and our estimates, the two largest industry participants account for approximately 4,900 of the 8,600 rent-to-own stores in the United States and Canada. We are the largest operator in the rent-to-own industry with 3,008 stores, 384 kiosk locations and 209 franchised locations as of December 31, 2010. Our stores compete with other national, regional and local rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and rental rates and terms.

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

RAC Acceptance Kiosk Operations

Through our RAC Acceptance program, we provide an onsite rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be directed to an in-store RAC Acceptance representative who introduces them to the rental purchase transaction. Because the rental purchase transaction does not include the incurrence of debt, no credit check is needed and applicants who meet the basic criteria are generally approved. We believe our RAC Acceptance program is beneficial for both the retail dealers and the consumer. The retail dealers capture more sales because we buy the inventory item directly from them and future rental payments are generally made at the retail dealer. We believe consumers also benefit from our RAC Acceptance program because they are able to obtain the products they want and need without the necessity of credit. As of December 31, 2010, we operated 384 kiosk locations inside approximately 50 furniture and electronics retailers located in 29 states and Puerto Rico. We expect to add approximately 300 kiosk locations during 2011.

Retail Store Operations

As of December 31, 2010, we operated 42 stores utilizing a retail model which generates installment credit sales through a retail sale transaction. Twenty-four of these stores operate under the name “Get It Now” and 18 stores under the name “Home Choice.” Our retail stores are located in Illinois, Minnesota and Wisconsin.

ColorTyme Operations

ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2010, ColorTyme franchised 209 stores in 32 states. These rent-to-own stores primarily offer high quality durable products such as home electronics, appliances, computers and furniture and accessories. During 2010, 13 new franchise locations were added, nine were sold (all of which we purchased) and five stores closed.

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

The ColorTyme franchise agreement generally requires the franchised stores to utilize specific computer hardware and software for the purpose of recording rentals, sales and other record keeping and central functions. ColorTyme retains the right to retrieve data and information from the franchised stores’ computer systems. The franchise agreement also limits the ability of the franchisees to compete with other franchisees and provides us a right of first refusal to purchase the franchise location of a ColorTyme franchisee that wishes to exit the business.

The franchise agreement also requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 18.5% and 12.7% of merchandise purchased by ColorTyme in 2010, respectively.

ColorTyme franchisees may also offer financial services, such as short term secured and unsecured loans, in addition to traditional rent-to-own products. In addition, some of ColorTyme’s franchised stores offer custom rims and tires for sale or rental under the trade names “RimTyme” or “ColorTyme Custom Wheels.” As of December 31, 2010, 42 ColorTyme stores operated by 15 separate franchisees offered financial services. Seventeen ColorTyme stores operated by six separate franchisees offered tires and rims exclusively.

Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., who provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $17.9 million was outstanding as of December 31, 2010.

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

Financial Services Operations

On October 25, 2010, we announced that, in connection with an analysis of our available growth initiatives, we were exploring strategic alternatives with respect to our financial services business, including the possible sale or divestiture of such business. As of February 18, 2011, we had ceased making new loans, sold a majority of our customer accounts, and had less than $5.0 million in remaining loan balance.

Trademarks

We own various trademarks and service marks, including Rent-A-Center®, that are used in connection with our operations and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we have obtained trademark registrations in Canada and Mexico. We believe we hold the necessary rights for protection of the trademarks and service marks essential to our business. The products held for rent in our stores also bear trademarks and service marks held by their respective manufacturers.

Employees

As of February 18, 2011, we had approximately 18,300 employees, of whom 660 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are covered by a collective bargaining agreement. We believe relationships with our employees are generally good.

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

Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate ten Home Choice stores in Minnesota.

North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 129 rent-to-own stores and 19 RAC Acceptance locations in North Carolina.

Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe conform with the retail installment sales act. We operate 24 Get It Now stores in Wisconsin and 44 Rent-A-Center stores in New Jersey.

Federal Legislation

To date, no comprehensive federal legislation has been enacted regulating or otherwise impacting the rental purchase transaction. The Dodd-Frank Wall Street Reform and Consumer Protection Act does not regulate leases with terms of 90 days or less. The rent-to-own transaction is for a term of week to week, or at most, month to month. Established federal law deems the term of a lease to be its minimum term regardless of extensions or renewals, if any. We do, however, comply with the Federal Trade Commission recommendations for disclosure in rental purchase transactions.

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

You should carefully consider the risks described below before making an investment decision. We believe these are all the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included in this report, including our consolidated financial statements and related notes.

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

In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. Significant settlement amounts or final judgments could materially and adversely affect our liquidity. The failure to pay any material judgment would be a default under our senior credit facilities and the indenture governing our outstanding senior unsecured notes.

Our debt agreements impose restrictions on us which may limit or prohibit us from engaging in certain transactions. If a default were to occur, our lenders could accelerate the amounts of debt outstanding, and holders of our secured indebtedness could force us to sell our assets to satisfy all or a part of what is owed.

Covenants under our senior credit facilities and the indenture governing our outstanding senior unsecured notes restrict our ability to pay dividends and engage in various operational matters. In addition, covenants under our senior credit facilities require us to maintain specified financial ratios. Our ability to meet these financial ratios may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, pay dividends, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, such as specified acquisitions, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.

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

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2010, $401.1 million was outstanding under our senior credit facilities.

Under the indenture governing our outstanding senior unsecured notes, in the event of a change in control, we may be required to offer to purchase all of our outstanding senior unsecured notes at 101% of their original aggregate principal amount, plus accrued interest to the date of repurchase. A change in control also would result in an event of default under our senior credit facilities, which would allow our lenders to accelerate indebtedness owed to them.

If a specified change in control occurs and the lenders under our debt instruments accelerate these obligations, we may not have sufficient liquid assets to repay amounts outstanding under these agreements.

Rent-A-Center’s organizational documents and our debt instruments contain provisions that may prevent or deter another group from paying a premium over the market price to Rent-A-Center’s stockholders to acquire its stock.

Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities and the indenture governing our senior unsecured notes each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of Rent-A-Center’s common stock that some or a majority of Rent-A-Center’s stockholders might consider to be in their best interests.

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

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.

The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales or when and how many locations we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts; and

•	the stock price performance of comparable companies.

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

We entered the Canadian market in 2004 and operate 18 stores in Canada as of December 31, 2010. We opened our first store in Mexico in October 2010, and now operate five stores in Mexico as of December 31, 2010. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. In addition, these operations are subject to the potential risks of changing economic and financial conditions in each of its markets, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, difficulties in staffing and managing local operations, failure to understand the local culture and market, difficulties in protecting intellectual property, the burden of complying with foreign laws, including tax laws and financial accounting standards, and adverse local economic, political and social conditions in certain countries.

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

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of December 31, 2010, we had no accrual relating to probable losses for our outstanding litigation.

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

Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock as reported, and the quarterly cash dividend declared per share on our common stock.

			Cash Dividends
2010	High	Low	Declared

Fourth Quarter	$33.05	$21.97	$0.06
Third Quarter	23.44	19.44	0.06
Second Quarter	28.72	20.25	—
First Quarter	24.10	17.23	—

			Cash Dividends
2009	High	Low	Declared

Fourth Quarter	$20.92	$17.49	$—
Third Quarter	21.97	16.55	—
Second Quarter	23.14	16.94	—
First Quarter	20.17	14.45	—

As of February 18, 2011, there were approximately 67 record holders of our common stock.

Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. While cash dividend payments are subject to certain restrictions in our debt agreements, these restrictions do not currently prohibit the payment of cash dividends. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facilities” and “— 6 5/8% Senior Notes” on page 32 of this report for further discussion of such restrictions.

Under our common stock repurchase program, we are authorized to repurchase up to $800.0 million in aggregate purchase price of our common stock. As of December 31, 2010, we had repurchased a total of 23,470,345 shares of Rent-A-Center common stock for an aggregate purchase price of $551.2 million under our common stock repurchase program. For the year ended December 31, 2010, we repurchased 3,585,495 shares of our common stock for an aggregate purchase price of $84.6 million. In the fourth quarter of 2010, we effected the following repurchases of our common stock:

Maximum Dollar
			Total Number of	Value that May Yet
			Shares Purchased	Be Purchased
	Total Number	Average Price	as Part of Publicly	Under the Plans
	of Shares	Paid per Share	Announced Plans	or Programs
Period	Purchased	(Including Fees)	or Programs	(Including Fees)

October 1 through October 31
November 1 through November 30	1,403,993	$27.5497	1,403,993	$248,800,518
December 1 through December 31

Total	1,403,993	$27.5497	1,403,993	$248,800,518

Stock Performance Graph

The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Market Index and a peer group index selected by us. Due to the discontinuation of our financial services business, we revised our peer group index in 2010 to include companies offering similar products and services as ours, such as rent-to-own and general merchandise retailers that market to our targeted customer demographic. The 2010 peer group index consists of Aaron’s, Inc., Family Dollar Stores, Inc., 99¢ Only Stores, Dollar Tree Stores, Inc., and Dollar General Corp. In 2009, the peer group index consisted of Aaron’s, Inc., Family Dollar Stores, Inc., 99¢ Only Stores, Dollar Tree Stores, Inc., Dollar Financial Corp., Advance America, Cash Advance Centers, Inc., EZCORP, Inc., and Cash America International, Inc. The graph assumes $100 was invested on December 31, 2005 and dividends, if any, were reinvested for all years ending December 31.

Item 6.	Selected Financial Data

The selected financial data presented below for the five years ended December 31, 2010 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, an independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2010		2009		2008		2007		2006
	(In thousands, except per share data)

Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,335,496		$2,346,849		$2,505,268		$2,594,061		$2,174,239	(10)
Merchandise sales	220,329		261,631		256,731		208,989		175,954
Installment sales	63,833		53,035		41,193		34,576		26,877
Other	76,542		57,601		42,759		25,482		15,607
Franchise
Merchandise sales	30,575		28,065		33,283		34,229		36,377
Royalty income and fees	4,857		4,775		4,938		8,784	(7)	4,854

Total revenue	2,731,632		2,751,956		2,884,172		2,906,121		2,433,908
Operating expenses
Direct store expenses
Cost of rentals and fees	519,282		530,018		572,900		574,013		476,462	(10)
Cost of merchandise sold	164,133		188,433		194,595		156,503		131,428
Cost of installment sales	23,303		18,687		16,620		13,270		11,346
Salaries and other expenses	1,543,391		1,556,074		1,651,805		1,684,965		1,385,437
Franchise cost of merchandise sold	29,242		26,820		31,705		32,733		34,862

	2,279,351		2,320,032		2,467,625		2,461,484		2,039,535
General and administrative expenses	126,319		137,626		125,632		123,703		93,556
Amortization and write-down of intangibles	3,254		2,843		16,637		15,734		5,573
Litigation expense (credit)	—		(4,869	)(3)	(4,607	)(4)	62,250	(8)	73,300	(11)
Impairment charge	18,939	(1)	—		—		—		—
Restructuring charge	—		—		4,497	(5)	38,713	(9)	—

Total operating expenses	2,427,863		2,455,632		2,609,784		2,701,884		2,211,964
Operating profit	303,769		296,324		274,388		204,237		221,944
Finance charges from refinancing	3,100	(2)	—		—		—		4,803	(12)
Gain on extinguishment of debt	—		—		(4,335	)(6)	—		—
Interest expense, net	25,912		25,954		57,381		87,951		53,003

Earnings before income taxes	274,757		270,370		221,342		116,286		164,138
Income tax expense	103,115		102,515		81,718		40,018		61,046

NET EARNINGS	$171,642		$167,855		$139,624		$76,268		$103,092

Basic earnings per common share	$2.64		$2.54		$2.10		$1.11		$1.48

Diluted earnings per common share	$2.60		$2.52		$2.08		$1.10		$1.46

Cash dividends per common share	$0.12		$—		$—		$—		$—

Item 6.	Selected Financial Data — Continued

	Year Ended December 31,
	2010		2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Balance Sheet Data
Rental merchandise, net	$836,854		$749,998	$819,054	$937,970	$1,056,233	(13)
Intangible assets, net	1,326,091		1,269,457	1,266,953	1,269,094	1,281,597
Total assets	2,688,331		2,443,997	2,496,702	2,626,943	2,740,956	(13)
Total debt	701,114		711,158	947,087	1,259,335	1,293,278
Total liabilities	1,334,532		1,196,483	1,417,500	1,679,852	1,797,997	(13)
Stockholders’ equity	1,353,799		1,247,514	1,079,202	947,091	942,959	(13)
Operating Data (Unaudited)
Stores open at end of period	3,008		3,007	3,037	3,081	3,406
Comparable store revenue growth
(decrease)(14)	(0.4	)%(15)	(3.5)%	2.3%	2.1%	1.9%
Weighted average number of stores	3,003		3,021	3,056	3,376	2,848
Franchise stores open at end of
period	209		210	222	227	282

(1)	Includes the effects of an $18.9 million pre-tax impairment charge in the fourth quarter of 2010 related to the discontinuation of our financial services business.

(2)	Includes the effects of a $3.1 million pre-tax financing expense in the fourth quarter of 2010 related to the write-off of unamortized financing costs.

(3)	Includes the effects of $4.9 million in pre-tax litigation credits recorded in the first quarter and second quarter of 2009 related to the Hilda Perez matter.

(4)	Includes the effects of $4.6 million in pre-tax litigation credits recorded in the fourth quarter of 2008 related to the Perez matter and the Shafer/Johnson matter.

(5)	Includes the effects of a $4.5 million pre-tax restructuring expense as part of the store consolidation plan and other restructuring items announced December 3, 2007.

(6)	Includes the effects of a $4.3 million pre-tax gain on the extinguishment of debt recorded in the fourth quarter of 2008.

(7)	Includes the effects of a $3.9 million pre-tax benefit recorded in the third quarter of 2007 as a result of the receipt of accelerated royalty payments from franchisees in consideration of the termination of their franchise agreements.

(8)	Includes the effects of a $51.3 million pre-tax litigation expense recorded in the first quarter of 2007 related to the Perez matter and the effects of an $11.0 million pre-tax litigation expense recorded in the fourth quarter of 2007 related to the Shafer/Johnson matter.

(9)	Includes the effects of a $38.7 million pre-tax restructuring expense recorded in the fourth quarter of 2007 related to the store consolidation plan and other restructuring items announced December 3, 2007.

(10)	Includes the effects of adopting SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), of approximately $3.1 million decrease in pre-tax revenue and $738,000 decrease in pre-tax depreciation expense related to adjustments for deferred revenue.

(11)	Includes the effects of a $4.95 million pre-tax expense in the third quarter of 2006 associated with the settlement of the Burdusis/French/Corso litigation, the effects of a $10.35 million pre-tax expense in the third quarter of 2006 associated with the settlement with the California Attorney General and the effects of a $58.0 million pre-tax expense in the fourth quarter of 2006 associated with the litigation reserve with respect to the Perez matter.

(12)	Includes the effects of a $2.2 million pre-tax expense in the third quarter of 2006 and the effects of a $2.6 million pre-tax expense in the fourth quarter of 2006 for the refinancing of our senior credit facilities.

(13)	Includes the effects of adopting SAB 108 of a $4.2 million increase in accounts receivable, an increase in accrued liabilities of $31.0 million, a decrease in accumulated depreciation of $6.4 million, an increase in deferred tax assets of $7.6 million and a decrease in retained earnings of $12.8 million related to adjustments for deferred revenue and a $1.0 million increase in prepaid expenses, a $1.9 million decrease in accrued liabilities, a decrease in deferred tax assets of $1.1 million and an increase in retained earnings of $1.8 million related to adjustments for property taxes.

(14)	Comparable store revenue growth for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

(15)	Excludes financial services revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At December 31, 2010, we operated 3,008 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 42 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At December 31, 2010, ColorTyme had 209 franchised rent-to-own stores in 32 states. These franchise stores represent an additional 2% market share based on store count.

As part of our current growth strategy, we are focused on seeking additional distribution channels for our products and services. We operate kiosk locations under the “RAC Acceptance” model which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At December 31, 2010, we operated 384 RAC Acceptance locations, which included 158 kiosk locations as a result of the acquisition of The Rental Store, Inc.

In addition, we are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. At December 31, 2010, we operated 18 stores in Canada and five stores in Mexico.

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

Historically, we pursued an aggressive growth strategy in which we sought to acquire underperforming rent-to-own stores to which we could apply our operating model as well as open new stores. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Total financing requirements of a typical new store approximate $625,000, with roughly 65% of that amount relating to the purchase of rental merchandise inventory. A newly opened rent-to-own store is typically profitable on a monthly basis in the ninth to twelfth month after its initial opening. Historically, a typical store has achieved cumulative break-even profitability in 18 to 24 months after its initial opening and has achieved results consistent with other stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Because of significant growth since our formation, our historical results of operations and period to period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

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

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new rent-to-own stores;

•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;

•	interest rates;

•	changes in the unemployment rate;

•	economic pressures, such as high fuel and utility costs, affecting the disposable income available to our targeted consumers;

•	conditions affecting consumer spending and the impact, depth, and duration of current economic conditions;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.

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

As of December 31, 2010, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $130.3 million, as compared to $128.8 million at December 31, 2009. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

Litigation Reserves.  We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of December 31, 2010 and 2009, we had no accrual relating to probable losses for our outstanding litigation.

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

If we make changes to our accruals in accordance with the policies described above, our earnings would be impacted. Increases to our accruals would reduce earnings and, similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.1 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.

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

Stock-Based Compensation Expense.  We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the twelve months ended December 31, 2010 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 34.95% to 56.30%, a risk-free interest rate of 0.26% to 2.16%, a dividend yield of 0.80%, and an expected life of 5.48 years. During the twelve months ended December 31, 2010, we recognized $4.1 million in pre-tax compensation expense related to stock options and restricted stock units granted.

Results of Operations

The following table sets forth, for the periods indicated, historical Consolidated Statements of Earnings data as a percentage of total store and franchise revenues.

	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(Company-owned stores only)			(Franchise operations only)

Revenues
Rentals and fees	86.6%	86.3%	88.0%	—%	—%	—%
Merchandise sales	10.6	11.6	10.5	86.3	85.5	87.1
Other/Royalty income and fees	2.8	2.1	1.5	13.7	14.5	12.9

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Direct store expenses
Cost of rentals and fees	19.3%	19.5%	20.1%	—%	—%	—%
Cost of merchandise sold	7.0	7.6	7.5	82.5	81.7	83.0
Salaries and other expenses	57.2	57.2	58.0	—	—	—

	83.5	84.3	85.6	82.5	81.7	83.0
General and administrative expenses	4.7	5.1	4.3	9.4	10.6	10.3
Amortization and write-down of intangibles	0.1	0.1	0.6	—	—	—
Litigation expense (credit)	—	(0.2)	(0.2)	—	—	—
Impairment charge	0.7	—	—	—	—	—
Restructuring charge	—	—	0.2	—	—	—

Total operating expenses	89.0	89.3	90.5	91.9	92.3	93.3

Operating profit	11.0	10.7	9.5	8.1	7.7	6.7
Interest, net and other income	1.1	1.0	1.9	(1.3)	(1.4)	(1.6)

Earnings before income taxes	9.9%	9.7%	7.6%	9.4%	9.1%	8.3%

2010 Overview

Highlights of our operating results for the year ended December 31, 2010 include:

•	Increased operating profit by $7.5 million, or 2.5%.

•	Generated $216.5 million in operating cash flow.

•	Repurchased 3,585,495 shares of our common stock for an aggregate purchase price of $84.6 million.

•	Initiated our first quarterly dividend, declaring dividends of $0.06 per share in the third and fourth quarters.

•	Opened five stores in Mexico.

•	Exited the financial services business.

Comparison of the Years ended December 31, 2010 and 2009

Store Revenue.  Total store revenue decreased by $22.9 million, or 0.8%, to $2,696.2 million in 2010 from $2,719.1 million in 2009. This decrease in total store revenue was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business, which contributed approximately $50.5 million in merchandise sales in 2009, offset by an increase in installment sales and other revenue.

Same store revenues represent those revenues earned in 2,627 stores that were operated by us for each of the entire twelve month periods ended December 31, 2010 and 2009. Same store revenues decreased by $9.6 million, or 0.4%, to $2,262.0 million in 2010 as compared to $2,271.6 million in 2009. This decrease in same store revenues was primarily attributable to a lower average revenue per agreement in 2010 as compared to 2009.

Franchise Revenue.  Total franchise revenue increased by $2.6 million, or 7.9%, to $35.4 million in 2010 as compared to $32.8 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2010 as compared to 2009.

Cost of Rentals and Fees.  Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for 2010 decreased by $10.7 million, or 2.0%, to $519.3 million as compared to $530.0 million in 2009. This decrease in cost of rentals and fees was primarily the result of a lower average cost per unit in 2010 as compared to 2009. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.2% in 2010 as compared to 22.6% in 2009.

Cost of Merchandise Sold.  Cost of merchandise sold decreased by $24.3 million, or 12.9%, to $164.1 million in 2010 from $188.4 million in 2009. The gross margin percent of merchandise sales decreased to 25.5% in 2010 from 28.0% in 2009. These decreases were primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business.

Salaries and Other Expenses.  Salaries and other expenses decreased by $12.7 million, or 0.8%, to $1,543.4 million in 2010 as compared to $1,556.1 million in 2009. This decrease was attributable to a decrease in store level expenses due to our cost control initiatives, primarily in the management of labor expense. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, remained unchanged at approximately 2.3% in 2010 and 2009. Salaries and other expenses expressed as a percentage of total store revenue remained unchanged at 57.2% in 2010 and 2009.

Franchise Cost of Merchandise Sold.  Franchise cost of merchandise sold increased by $2.4 million, or 9.0%, to $29.2 million in 2010 as compared to $26.8 million in 2009. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2010 as compared to 2009.

General and Administrative Expenses.  General and administrative expenses decreased by $11.3 million, or 8.2%, to $126.3 million in 2010 as compared to $137.6 million in 2009. This decrease was primarily the result of the November 2009 divestiture of our subsidiary engaged in the prepaid telecommunications and energy business. General and administrative expenses expressed as a percentage of total revenue decreased to 4.6% in 2010 from 5.0% in 2009.

Amortization and Write-Down of Intangibles.  Amortization of intangibles increased by $411,000, or 14.5%, to $3.3 million in 2010 from $2.8 million in 2009. This increase was due to the write-down of goodwill associated with stores sold or closed in 2010 as compared to 2009.

Operating Profit.  Operating profit increased by $7.5 million, or 2.5%, to $303.8 million in 2010 as compared to $296.3 million in 2009. This increase was primarily attributable to a reduction in expenses, offset by an $18.9 million impairment charge related to the discontinuation of our financial services business in 2010 as compared to 2009. Operating profit as a percentage of total revenue increased to 11.1% in 2010 from 10.8% for 2009.

Interest Expense.  Interest expense remained unchanged at $26.8 million in 2010 and 2009. Interest expense was not impacted by the increase in our weighted average interest rate to 4.62% in 2010 from 3.37% in 2009 due to a decrease in our outstanding debt in 2010 as compared to 2009.

Income Tax Expense.  Income tax expense increased slightly by $600,000, or 0.6%, to $103.1 million in 2010 as compared to $102.5 million in 2009.

Net Earnings.  Net earnings increased by $3.7 million, or 2.3%, to $171.6 million in 2010 as compared to $167.9 million in 2009. This increase was primarily attributable to an increase in operating profit, offset by the $3.1 million financing expense related to the write-off of unamortized financing costs in 2010 as compared to 2009.

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

Quarterly Results

The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2010
Revenues	$718,419	$671,543	$664,580	$677,090
Operating profit	88,703	82,831	69,393	62,842
Net earnings	51,461	47,830	40,497	31,854
Basic earnings per common share	$0.78	$0.73	$0.62	$0.50
Diluted earnings per common share	$0.77	$0.72	$0.62	$0.49
Cash dividends per common share	$—	$—	$0.06	$0.06
Year ended December 31, 2009
Revenues	$728,183	$679,609	$671,251	$672,913
Operating profit	82,092	75,283	64,367	74,582
Net earnings	45,376	41,945	36,840	43,694
Basic earnings per common share	$0.69	$0.64	$0.56	$0.66
Diluted earnings per common share	$0.68	$0.63	$0.55	$0.66
Year ended December 31, 2008
Revenues	$756,636	$719,031	$708,755	$699,750
Operating profit	77,540	74,434	58,549	63,865
Net earnings	36,358	37,741	29,379	36,146
Basic earnings per common share	$0.55	$0.57	$0.44	$0.54
Diluted earnings per common share	$0.54	$0.56	$0.44	$0.54

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)

Year ended December 31, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	12.3	12.3	10.4	9.3
Net earnings	7.2	7.1	6.1	4.7
Year ended December 31, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	11.3	11.1	9.6	11.1
Net earnings	6.2	6.2	5.5	6.5
Year ended December 31, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	10.2	10.4	8.3	9.1
Net earnings	4.8	5.2	4.1	5.2

Liquidity and Capital Resources

Overview.  For the year ended December 31, 2010, we generated $216.5 million in operating cash flow. In addition to funding operating expenses, we used $93.0 million in cash for capital expenditures, $74.4 million for acquisitions, $84.6 million for common stock repurchases, and paid cash dividends of $7.8 million. We ended the year with $70.7 million in cash and cash equivalents.

Analysis of Cash Flow.  Cash provided by operating activities decreased by $113.6 million to $216.5 million in 2010 from $330.1 million in 2009. This decrease is primarily attributable to the use of cash to purchase rental merchandise and the payment of federal estimated income taxes, offset by several noncash items. Rental merchandise purchases increased approximately $118.6 million as we benefited from increased customer demand and the full implementation of our centralized inventory management system which automates the replenishment of merchandise based on individual store requirements. Prepaid expenses and other assets increased approximately $114.2 million due to the payment of federal estimated income taxes of approximately $110.0 million during the first three quarters of 2010 and prior to the enactment of the Small Business Jobs Act of 2010 (the “2010 Jobs Act”) and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “2010 Tax Relief Act”). This amount is recorded as a receivable in prepaid expenses and other assets. We expect this amount to be refunded to us during 2011, of which $65.0 million has been received as of February 18, 2011.

Cash used in investing activities increased by $94.3 million to $167.2 million in 2010 from $72.9 million in 2009. This increase is primarily attributable to an increase in acquisitions and capital expenditures in 2010 as compared to 2009.

Cash used in financing activities decreased by $163.8 million to $81.3 million in 2010 from $245.1 million in 2009. This decrease is primarily related to the changes in outstanding debt, offset by the repurchase of common stock in 2010 as compared to 2009.

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

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $395.0 million, of which $247.6 million was available at February 18, 2011. At February 18, 2011, we had $96.2 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock, declare and pay dividends on our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

A change in control would result in an event of default under our senior credit facilities, which would allow our lenders to accelerate the indebtedness owed to them. In addition, if a change in control occurs, we may be required to offer to repurchase all of our outstanding senior unsecured notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities restrict our ability to repurchase the senior unsecured notes, including in the event of a change in control. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facility and senior note obligations or that we would be able to obtain financing to do so on favorable terms, if at all.

Litigation.  In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. Significant settlement amounts or final judgments could materially and adversely affect our liquidity. Please refer to “Legal Proceedings” elsewhere in this report.

Deferred Taxes.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extended the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. On September 27, 2010, President Obama signed into law the 2010 Jobs Act, which again extended the bonus depreciation provision of the 2009 Recovery Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property place in service during 2010. On December 17, 2010, President Obama signed into law the 2010 Tax Relief Act, which enacted 100% bonus depreciation on assets purchased after September 8, 2010 and before January 1, 2012.

Accordingly, our cash flow again benefited in 2010 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2010 operating cash flow increased by approximately $135.0 million as a result of the 2010 Jobs Act and the 2010 Tax Relief Act, less $77.0 million associated with the 2009 and 2008 deferral for a total increase of $58.0 million. We estimate that the remaining tax deferral associated with the 2008 Stimulus Act, the 2009 Recovery Act, the 2010 Jobs Act and the 2010 Tax Relief Act approximates $163.0 million at December 31, 2010, of which approximately 73%, or $119.0 million, will reverse in 2011 and the remainder will reverse between 2012 and 2013. We anticipate the $119.0 million reversal in 2011 will be offset by the expected benefit to operating cash flow of the 2010 Tax Relief Act.

Merchandise Inventory.  A reconciliation of merchandise inventory, which includes purchases, follows:

	December 31,
	2010	2009	2008
	(In thousands)

Beginning merchandise value	$754,067	$822,487	$940,304
Inventory additions through acquisitions	27,325	1,813	4,890
Purchases	848,004	719,209	730,006
Depreciation of rental merchandise	(506,854)	(519,103)	(561,414)
Cost of goods sold	(187,436)	(173,951)	(175,835)
Skips and stolens	(62,983)	(60,860)	(71,780)
Other inventory deletions(1)	(29,852)	(35,528)	(43,684)

Ending merchandise value	$842,271	$754,067	$822,487

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $93.0 million, $68.8 million and $61.9 million on capital expenditures in the years 2010, 2009 and 2008, respectively, and expect to spend approximately $75.0 million in 2011. The increase in capital expenditures for 2010 primarily related to our investment in the development of new point of sale systems and processes designed to further enhance our management information system.

Acquisitions and New Store Openings.  During 2010, we used approximately $74.4 million in cash acquiring stores and accounts in 15 separate transactions. Of this amount, $71.0 million, net of cash acquired, was funded in connection with the acquisition of The Rental Store, Inc.

The table below summarizes the rent-to-own store activity (excluding RAC Acceptance) for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008

Stores at beginning of period	3,007	3,037	3,081
New store openings	34	40	26
Acquired stores remaining open	3	1	5
Closed stores
Merged with existing stores	26	59	45
Sold or closed with no surviving store	10	12	30

Stores at end of period	3,008	3,007	3,037

Acquired stores closed and accounts merged with existing stores	14	26	38
Total approximate purchase price of store acquisitions	$3.4 million	$7.2 million	$15.7 million

In addition, during 2010 we added 318 RAC Acceptance kiosk locations, including 158 kiosk locations through the acquisition of The Rental Store, Inc. As of December 31, 2010, we operated 384 RAC acceptance locations.

The profitability of our stores tends to grow at a slower rate approximately five years from entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to open stores in new locations as well as increase revenue in our existing stores. We intend to accomplish such revenue growth by acquiring customer accounts on favorable terms, and seeking additional distribution channels for our products and services. We cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all. We also cannot assure you that we will be successful in identifying additional distribution channels for our products and services, or that such operations will be as profitable as we expect, or at all.

Senior Credit Facilities.  Our senior credit agreement, as amended, provides for a $1,024 million senior credit facility consisting of a $165 million term loan with the loans being referred to by us as the “tranche A term loans,” a $484 million term loan with the loans being referred to by us as the “tranche B term loans,” and a $375 million revolving credit facility. The tranche A term loans are divided into two equal sub-tranches of $82.5 million each, referred to by us as the “existing tranche A term loans” and the “extended tranche A term loans.” The existing tranche A term loans mature on June 30, 2011, and the extended tranche A term loans mature on September 30, 2013. The tranche B term loans are divided into two sub-tranches of approximately $184 million and $300 million, referred to by us as the “existing tranche B term loans” and the “extended tranche B term loans,” respectively. The existing tranche B term loans mature on June 30, 2012, and the extended tranche B term loans mature on March 31, 2015.

The table below shows the scheduled maturity dates of our senior term loans outstanding at December 31, 2010.

Year Ending December 31,	(In thousands)

2011	$18,750
2012	28,959
2013	48,375
2014	215,625
2015	71,625

$383,334

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $137.4 million had been utilized as of February 18, 2011. As of February 18, 2011, $227.6 million was available under our revolving facility. The revolving credit facility expires September 30, 2013.

Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or extended tranche A term loans, (iii) .75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) .75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.31% at February 18, 2011. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt;

•	repurchase our capital stock and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2010:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.25:1	1.69:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.85:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2010 ($656.7 million) by consolidated EBITDA for the twelve month period ended December 31, 2010 ($389.4 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2010, as adjusted for certain capital expenditures ($485.7 million), by consolidated fixed charges for the twelve month period ended December 31, 2010 ($263.0 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.

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

6 5/8% Senior Notes.  On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6 5/8%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. The proceeds of this offering were used to repay outstanding term debt under our senior credit facility and to repurchase shares of our common stock.

The 2010 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock; and

•	engage in a merger or sell substantially all of our assets.

Events of default under the 2010 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.

The 6 5/8% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313%. The 6 5/8% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6 5/8% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2010 indenture.

Store Leases.  We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2019. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

ColorTyme Guarantees.  Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., who provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $17.9 million was outstanding as of December 31, 2010.

Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2010:

	Payments Due by Period
Contractual Cash Obligations	Total		2011	2012-2013	2014-2015	Thereafter
	(In thousands)

Senior Debt (including current portion)	$401,114	(1)	$36,530	$77,334	$287,250	$—
6 5/8% Senior Notes(2)	498,750		19,875	39,750	39,750	399,375
Operating Leases	537,677		177,266	254,574	97,340	8,497
Capital Leases	947		649	298	—	—

Total(3)	$1,438,488		$234,320	$371,956	$424,340	$407,872

(1)	Includes amounts due under the Intrust line of credit. Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 3.0% or the prime rate plus up to 2.0% at our election. The combined weighted average Eurodollar and prime rate on our outstanding debt at December 31, 2010 was 0.31%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	As of December 31, 2010, we have $6.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities.  Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of December 31, 2010, we had purchased a total of 23,470,345 shares of Rent-A-Center common stock for an aggregate purchase price of $551.2 million under this common stock repurchase program. We repurchased 1,403,993 shares for $38.7 million in the fourth quarter of 2010. Through the twelve months ended December 31, 2010, we have repurchased a total of 3,585,495 shares for approximately $84.6 million in cash.

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

Interest Rate Sensitivity

As of December 31, 2010, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%, $383.3 million in term loans and approximately $17.8 million outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at December 31, 2010, was $299.8 million. Carrying value approximates fair value for all other indebtedness.

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

Interest Rate Risk

We hold senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2010, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at December 31, 2010, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.9 million additional pre-tax charge or credit to our statement of earnings.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011, expressed an unqualified opinion.

/s/  Grant Thornton LLP

Dallas, Texas
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rent-A-Center, Inc. and Subsidiaries

We have audited Rent-A-Center, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rent-A-Center, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011, expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Dallas, Texas
February 25, 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 39.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues
Store
Rentals and fees	$2,335,496	$2,346,849	$2,505,268
Merchandise sales	220,329	261,631	256,731
Installment sales	63,833	53,035	41,193
Other	76,542	57,601	42,759
Franchise
Merchandise sales	30,575	28,065	33,283
Royalty income and fees	4,857	4,775	4,938

	2,731,632	2,751,956	2,884,172
Operating expenses
Direct store expenses
Cost of rentals and fees	519,282	530,018	572,900
Cost of merchandise sold	164,133	188,433	194,595
Cost of installment sales	23,303	18,687	16,620
Salaries and other expenses	1,543,391	1,556,074	1,651,805
Franchise cost of merchandise sold	29,242	26,820	31,705

	2,279,351	2,320,032	2,467,625
General and administrative expenses	126,319	137,626	125,632
Amortization and write-down of intangibles	3,254	2,843	16,637
Litigation expense (credit)	—	(4,869)	(4,607)
Impairment charge	18,939	—	—
Restructuring charge	—	—	4,497

Total operating expenses	2,427,863	2,455,632	2,609,784
Operating profit	303,769	296,324	274,388
Finance charges from refinancing	3,100	—	—
Gain on extinguishment of debt	—	—	(4,335)
Interest expense	26,766	26,791	66,241
Interest income	(854)	(837)	(8,860)

Earnings before income taxes	274,757	270,370	221,342
Income tax expense	103,115	102,515	81,718

NET EARNINGS	$171,642	$167,855	$139,624

Basic earnings per common share	$2.64	$2.54	$2.10

Diluted earnings per common share	$2.60	$2.52	$2.08

Cash dividends per common share	$0.12	$—	$—

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and par value data)

ASSETS
Cash and cash equivalents	$70,727	$101,803
Receivables, net of allowance for doubtful accounts of $8,673 in 2010 and $9,753 in 2009	53,890	63,439
Prepaid expenses and other assets	170,713	50,680
Rental merchandise, net
On rent	655,248	589,066
Held for rent	181,606	160,932
Merchandise held for installment sale	5,417	4,069
Property assets, net	224,639	204,551
Goodwill, net	1,320,467	1,268,684
Other intangible assets, net	5,624	773

	$2,688,331	$2,443,997

LIABILITIES
Accounts payable — trade	$126,051	$97,159
Accrued liabilities	288,415	265,051
Deferred income taxes	218,952	123,115
Senior debt	401,114	711,158
Senior notes	300,000	—

	1,334,532	1,196,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 105,990,704 and 104,910,759 shares issued in 2010 and 2009, respectively	1,060	1,049
Additional paid-in capital	712,600	686,592
Retained earnings	1,541,168	1,377,332
Treasury stock, 42,845,444 and 39,259,949 shares at cost in 2010 and 2009, respectively	(904,274)	(819,754)
Cumulative translation adjustment	3,245	2,295

	1,353,799	1,247,514

	$2,688,331	$2,443,997

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2010
(In thousands)

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2008	104,540	$1,045	$674,032	$1,069,553	$(797,539)	$947,091
Net earnings	—	—	—	139,624	—	139,624
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	386	—	386

Comprehensive income						140,010

Purchase of treasury stock (952 shares)	—	—	(24)	—	(13,382)	(13,406)
Exercise of stock options	229	2	3,167	—	—	3,169
Tax benefits related to exercise of stock options	—	—	560	—	—	560
Stock-based compensation	—	—	3,341	—	—	3,341
Other	—	—	(9)	(1,554)	—	(1,563)

Balance at December 31, 2008	104,769	1,047	681,067	1,208,009	(810,921)	1,079,202
Net earnings	—	—	—	167,855	—	167,855
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	2,295	—	2,295

Comprehensive income						170,150

Purchase of treasury stock (472 shares)	—	—	(13)	—	(8,833)	(8,846)
Exercise of stock options	142	2	1,535	—	—	1,537
Tax benefits related to exercise of stock options	—	—	270	—	—	270
Stock-based compensation	—	—	3,731	—	—	3,731
Other	—	—	2	1,468	—	1,470

Balance at December 31, 2009	104,911	1,049	686,592	1,379,627	(819,754)	1,247,514
Net earnings	—	—	—	171,642	—	171,642
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	950	—	950

Comprehensive income						172,592

Purchase of treasury stock (3,585 shares)	—	—	(72)	—	(84,520)	(84,592)
Exercise of stock options	1,080	11	19,029	—	—	19,040
Tax benefits related to exercise of stock options	—	—	2,974	—	—	2,974
Stock-based compensation	—	—	4,123	—	—	4,123
Dividends paid	—	—	—	(7,804)	—	(7,804)
Other	—	—	(46)	(2)	—	(48)

Balance at December 31, 2010	105,991	$1,060	$712,600	$1,544,413	$(904,274)	$1,353,799

See accompanying notes to consolidated financial statements.

Rent-A-Center, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net earnings	$171,642	$167,855	$139,624
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	506,854	519,103	561,414
Bad debt expense	16,168	17,395	14,455
Stock-based compensation expense	4,123	3,731	3,341
Depreciation of property assets	63,410	65,788	72,683
Loss on sale or disposal of property assets	13,599	5,856	375
Amortization of intangibles	701	1,291	12,589
Amortization of financing fees	2,047	1,970	1,703
Finance charges from refinancing	3,100	—	—
Deferred income taxes	95,837	35,899	77,538
Tax benefit related to stock option exercises	(2,974)	(270)	(560)
Gain on extinguishment of debt	—	—	(4,335)
Impairment charge	18,939	—	—
Restructuring charge	—	—	4,497
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(567,733)	(449,128)	(438,964)
Receivables	(6,620)	(34,781)	(24,572)
Prepaid expenses and other assets	(123,649)	(9,421)	(7,056)
Accounts payable — trade	25,467	16,367	(6,924)
Accrued liabilities	(4,422)	(11,534)	(21,472)

Net cash provided by operating activities	216,489	330,121	384,336
Cash flows from investing activities
Purchase of property assets	(93,007)	(68,841)	(61,931)
Proceeds from sale of property assets	203	3,122	6,144
Acquisitions of businesses, net of cash acquired	(74,378)	(7,221)	(15,700)

Net cash used in investing activities	(167,182)	(72,940)	(71,487)
Cash flows from financing activities
Purchase of treasury stock	(84,520)	(8,833)	(13,382)
Exercise of stock options	19,040	1,537	3,169
Tax benefit related to stock option exercises	2,974	270	560
Payments on capital leases	(979)	(2,100)	(5,662)
Issuance of senior notes	300,000	—	—
Proceeds from debt	92,230	186,100	213,050
Repayments of debt	(402,274)	(196,654)	(446,338)
Repurchase of subordinated notes	—	(225,375)	(74,625)
Dividends paid	(7,804)	—	—

Net cash used in financing activities	(81,333)	(245,055)	(323,228)
Effect of exchange rate changes on cash	950	2,295	386
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,076)	14,421	(9,993)
Cash and cash equivalents at beginning of year	101,803	87,382	97,375

Cash and cash equivalents at end of year	$70,727	$101,803	$87,382

Supplemental cash flow information
Cash paid during the year for:
Interest	$20,569	$27,920	$70,688
Income taxes (excludes $330, $1,380 and $34,656 of income taxes refunded in 2010, 2009 and 2008, respectively)	$124,065	$69,312	$20,954

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Summary of Accounting Policies and Nature of Operations

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At December 31, 2010, we operated 3,008 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 42 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores in Canada under the name “Rent-A-Centre.”

We also operate kiosk locations under the trade name “RAC Acceptance” which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At December 31, 2010, we operated 384 RAC Acceptance locations.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At December 31, 2010, ColorTyme had 209 franchised stores operating in 32 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

From 2005 to 2010, we also offered an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offered included, but were not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. As of February 18, 2011, we had ceased making new loans, sold a majority of our customer accounts, and had less than $5.0 million in remaining loan balance.

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

Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If the customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the ninetieth day following the time the

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account became past due. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have incurred costs to develop computer software for internal use. We capitalize the costs incurred during the application development stage, which includes designing the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary stages along with post-implementation stages of internally developed software are expensed as incurred. For the year ended December 31, 2010, we placed in service approximately $20.6 million and amortized approximately $2.0 million of internally developed software. As of December 31, 2009, we had not placed in service or amortized any internally developed software. Internally developed software costs, once placed in service, are amortized over various periods up to ten years.

We incur repair and maintenance expenses on our vehicles and equipment. These amounts are recognized when incurred, unless such repairs significantly extend the life of the asset, in which case we amortize the cost of the repairs for the remaining life of the asset utilizing the straight-line method.

Intangible Assets and Amortization

We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. We assess recoverability using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. If the carrying value exceeds the discounted fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, we would recognize impairment charges in an amount equal to the excess of the carrying value over fair value. There were no impairment charges recognized related to goodwill in 2010, 2009 and 2008.

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

Other Comprehensive Income

Other comprehensive income is comprised exclusively of our foreign currency translation adjustment. The cumulative currency translation adjustment was approximately $3.2 million and $2.3 million at December 31, 2010 and 2009, respectively.

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

Earnings Per Common Share

Basic earnings per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options at the beginning of the year, or for the period outstanding during the year for current year issuances.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $77.3 million, $78.7 million and $82.5 million in 2010, 2009 and 2008, respectively.

Stock-Based Compensation

We maintain long-term incentive plans for the benefit of certain employees, consultants and directors, which are described more fully in Note K. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur.

Compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight-line basis. For the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, net of related taxes, of approximately $2.6 million, $2.3 million and $2.1 million, respectively, related to stock options and restricted stock units granted.

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

Note B —	Receivables and Allowance for Doubtful Accounts

Receivables consist of the following:

	December 31,
	2010	2009
	(In thousands)

Installment sales receivable	$42,839	$35,636
Financial services loans receivable	12,232	26,021
Trade and notes receivables	7,492	11,535

Total	62,563	73,192
Less allowance for doubtful accounts	(8,673)	(9,753)

Net receivables	$53,890	$63,439

The allowance for doubtful accounts related to installment sales receivable was $6.0 million and $5.8 million, financial services loans receivable was $610,000 and $1.2 million, and trade receivables was $2.1 million and $2.8 million at December 31, 2010 and 2009, respectively. See Note O for additional information with respect to the allowance for doubtful accounts for financial services loans receivable.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our allowance for doubtful accounts are as follows:

	December 31,
	2010	2009	2008
	(In thousands)

Beginning balance	$9,753	$7,256	$4,945
Bad debt expense	16,168	17,395	14,455
Accounts written off	(23,107)	(20,721)	(17,843)
Recoveries	5,859	5,823	5,699

Ending balance	$8,673	$9,753	$7,256

Note C —	Rental Merchandise

	December 31,
	2010	2009
	(In thousands)

On rent
Cost	$1,083,496	$1,038,408
Less accumulated depreciation	(428,248)	(449,342)

Net book value, on rent	$655,248	$589,066

Held for rent
Cost	$242,348	$220,523
Less accumulated depreciation	(60,742)	(59,591)

Net book value, held for rent	$181,606	$160,932

Note D —	Property Assets

	December 31,
	2010	2009
	(In thousands)

Furniture and equipment	$249,392	$221,117
Transportation equipment	14,032	16,835
Building and leasehold improvements	259,476	238,938
Land and land improvements	5,299	5,193
Construction in progress	42,291	26,919

	570,490	509,002
Less accumulated depreciation	(345,851)	(304,451)

	$224,639	$204,551

We had $37.8 million and $19.0 million of capitalized software costs included in construction in progress at December 31, 2010 and 2009, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E —	Intangible Assets and Acquisitions

Amortizable intangible assets consist of the following (in thousands):

		December 31,		December 31,
		2010		2009
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Non-compete agreements	3	$6,094	$6,057	$6,091	$6,021
Customer relationships	2	67,811	62,224	62,247	61,544

Total		$73,905	$68,281	$68,338	$67,565

Aggregate Amortization Expense
Year ended December 31, 2010	$701
Year ended December 31, 2009	$1,291
Year ended December 31, 2008	$12,589

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated
Amortization Expense
(In thousands)

2011	$3,301
2012	2,323

Total	$5,624

A summary of the changes in recorded goodwill follows (in thousands):

	December 31,		December 31,
	2010		2009

Gross balance as of January 1,	$1,367,836		$1,364,401
Accumulated amortization	(99,152)		(99,152)
Additions from acquisitions	55,922		4,456
Goodwill related to stores sold or closed	(4,320	)(1)	(1,552)
Post purchase price allocation adjustments	181		531

Balance as of the end of the period	$1,320,467		$1,268,684

(1)	Includes $1.8 million of goodwill impairment related to the discontinuation of our financial services business.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The following table provides information concerning the acquisitions made during the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010		2009	2008
	(Dollar amounts in thousands)

Number of stores acquired remaining open	3		1	5
Number of stores acquired that were merged with existing stores	26		26	38
Number of kiosk locations acquired	158		—	—
Number of transactions	15		20	20
Total purchase price	$74,378	(1)	$7,221	$15,700
Amounts allocated to:
Goodwill	$55,922		$4,456	$9,692
Non-compete agreements	—		—	2
Customer relationships	5,551		554	1,091
Accounts receivable	—		398	—
Property and other assets	1,740		—	25
Rental merchandise	27,325		1,813	4,890
Liabilities assumed	(16,160)		—	—

(1)	Of this amount, $71.0 million, net of cash acquired, was funded in connection with the acquisition of The Rental Store, Inc.

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. With respect to the acquisition of The Rental Store, Inc., the purchase price was determined using a pro forma multiple of earnings. Acquired customer relationships are amortized utilizing the straight-line method over a 21 month period, non-compete agreements are amortized using the straight-line method over the life of the agreements, other intangible assets are amortized using the straight-line method over the life of the asset and goodwill associated with acquisitions is not amortized. The weighted average amortization period was 2.0 years for intangible assets acquired during the year ended December 31, 2010. Additions to goodwill due to acquisitions in 2010 were tax deductible.

All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.

Note F —	Senior Debt

Our senior credit agreement, as amended, provides for a $1,024 million senior credit facility consisting of a $165 million term loan with the loans being referred to by us as the “tranche A term loans,” a $484 million term loan with the loans being referred to by us as the “tranche B term loans,” and a $375 million revolving credit facility. The tranche A term loans are divided into two equal sub-tranches of $82.5 million each, referred to by us as the “existing tranche A term loans” and the “extended tranche A term loans.” The existing tranche A term loans mature on June 30, 2011, and the extended tranche A term loans mature on September 30, 2013. The tranche B term loans are divided into two sub-tranches of approximately $184 million and $300 million, referred to by us as the “existing tranche B term loans” and the “extended tranche B term loans,” respectively. The existing tranche B term loans mature on June 30, 2012, and the extended tranche B term loans mature on March 31, 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2010 and 2009 are as follows:

		2010			2009
	Facility	Maximum	Amount	Amount	Maximum	Amount	Amount
	Maturity	Facility	Outstanding	Available	Facility	Outstanding	Available
	(In thousands)

Senior Credit Facilities:
Tranche A Term Loans
Existing	2011	$82,500	$18,750	$—	$82,500	$80,000	$—
Tranche A Term Loans
Extended	2013	82,500	55,000	—	82,500	80,000	—
Tranche B Term Loans
Existing	2012	184,080	13,334	—	184,080	183,438	—
Tranche B Term Loans
Extended	2015	300,000	290,250	—	300,000	299,250	—
Revolving Facility(1)	2013	375,000	6,000	231,629	350,000	52,000	179,520

		1,024,080	383,334	231,629	999,080	694,688	179,520
Other Indebtedness:
Line of credit		20,000	17,780	2,220	20,000	16,470	3,530

Total		$1,044,080	$401,114	$233,849	$1,019,080	$711,158	$183,050

(1)	At December 31, 2010 and 2009, the amounts available under the Revolving Facility were reduced by approximately $137.4 million and $118.5 million, respectively, for our outstanding letters of credit.

Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or extended tranche A term loans, (iii) .75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) .75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.31% at February 18, 2011. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt;

•	repurchase our capital stock and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2010:

	Required Ratio		Actual Ratio

Maximum consolidated leverage ratio	No greater than	3.25:1	1.69:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.85:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2010 ($656.7 million) by consolidated EBITDA for the twelve month period ended December 31, 2010 ($389.4 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2010, as adjusted for certain capital expenditures ($485.7 million), by consolidated fixed charges for the twelve month period ended December 31, 2010 ($263.0 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2010.

Year Ending December 31,
(In thousands)

2011	$36,530
2012	28,959
2013	48,375
2014	215,625
2015	71,625

$401,114

Note G —	Senior Notes

On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6 5/8%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. The proceeds of this offering were used to repay outstanding term debt under our senior credit facility and to repurchase shares of our common stock.

The 2010 indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock; and

•	engage in a merger or sell substantially all of our assets.

Events of default under the 2010 indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.

The 6 5/8% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313%. The 6 5/8% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6 5/8% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2010 indenture.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H —	Accrued Liabilities

	December 31,
	2010	2009
	(In thousands)

Accrued insurance costs	$138,760	$137,824
Accrued compensation	47,656	39,122
Deferred revenue	36,620	33,476
Taxes other than income	24,244	20,357
Accrued capital lease obligations	816	2,348
Accrued interest payable	5,245	1,193
Accrued other	35,074	30,731

	$288,415	$265,051

Note I —	Income Taxes

A reconciliation of income tax expense at the federal statutory rate of 35% to actual tax expense follows:

	Year Ended December 31,
	2010	2009	2008

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit (expense)	2.9%	3.1%	2.0%
Effect of foreign operations, net of foreign tax credits	0.5%	—%	—%
Other, net	(0.9)%	(0.2)%	(0.1)%

Total	37.5%	37.9%	36.9%

The components of income tax expense are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current expense
Federal	$749	$55,101	$399
State	8,656	10,278	2,574
Foreign	4,220	1,288	1,192

Total current	13,625	66,667	4,165

Deferred expense
Federal	85,866	33,028	73,015
State	3,624	2,820	4,538

Total deferred	89,490	35,848	77,553

Total	$103,115	$102,515	$81,718

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
	2010	2009
	(In thousands)

Deferred tax assets
Federal net operating loss carryforwards	$24,612	$32,067
State net operating loss carryforwards	12,318	17,018
Foreign net operating loss carryforwards	595	—
Accrued liabilities	53,777	47,957
Property assets	1,141	15,014
Other assets including credits	1,261	1,701
Foreign tax credit carryforwards	2,207	1,218

	95,911	114,975
Valuation allowance	(5,951)	(7,968)
Deferred tax liabilities
Rental merchandise	(244,662)	(181,533)
Intangible assets	(64,250)	(48,589)

	(308,912)	(230,122)

Net deferred taxes	$(218,952)	$(123,115)

At December 31, 2010, we had approximately $63.8 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income expiring between 2018 and 2025 and approximately $278.0 million of state NOL carryforwards expiring between 2011 and 2026. All of our federal NOLs and approximately $84.0 million of our state NOLs represent acquired NOLs and their utilization is subject to applicable annual limitations for U.S. state and U.S. federal tax purposes, including Section 382 of the Internal Revenue Code of 1986, as amended. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our acquired state NOLs or foreign tax credits will not be recovered.

We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2007. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2005 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year which also recurs in each of the 2004, 2005, 2006 and 2007 taxable years. The IRS concluded its examination of our consolidated income tax return for the years 2006 and 2007, and issued a Revenue Agent’s Report (RAR) on January 19, 2010. We reached agreement on all issues except the issue identified above. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue. This matter, which now includes the years 2003 through 2007, has been docketed in the United States Tax Court for trial in late 2011. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. We review our tax positions quarterly and adjust the balance as new information becomes available.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)

Balance at January 1, 2009	$2,057
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	1,744
Reductions for tax positions of prior years	—
Settlements	(771)

Balance at January 1, 2010	3,030
Additions based on tax positions related to current year	958
Additions for tax positions of prior years	2,928
Reductions for tax positions of prior years	(241)

Balance at December 31, 2010	$6,675

Included in the balance of unrecognized tax benefits at December 31, 2010 is $4.8 million, net of federal benefit, which, if ultimately recognized, will reduce our annual effective tax rate.

We classify interest accrued related to unrecognized tax benefits as interest expense and penalties related to unrecognized tax benefits as operating expenses. We recorded interest expense of approximately $282,000 for the year ended December 31, 2010. As of December 31, 2010, we have accrued approximately $787,000 for the payment of interest and penalties.

Note J —	Commitments and Contingencies

Leases

We lease our service center and store facilities and most delivery vehicles. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $221.9 million, $219.0 million and $215.8 million for 2010, 2009 and 2008, respectively. Capital leases include certain transportation equipment. Future minimum rental payments under operating/capital leases with remaining lease terms in excess of one year at December 31, 2010 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
	(In thousands)	(In thousands)

2011	$177,266	$649
2012	145,658	298
2013	108,916	—
2014	66,160	—
2015	31,180	—
Thereafter	8,497	—

	537,677	947
Less amount representing interest obligations under capital lease	—	(131)

	$537,677	$816

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in equipment under capital leases are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)

Equipment under capital lease	$4,656	$7,714
Less accumulated amortization	(3,803)	(5,257)

Equipment under capital lease, net	$853	$2,457

Litigation

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We accrue for losses that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expensed are incurred. As of December 31, 2010 and 2009, we had no accrual relating to probable losses for our outstanding litigation.

We continue to monitor our litigation exposure, and will review the adequacy of our legal reserves on a quarterly basis.

In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We cannot assure you that we will not be the subject of similar lawsuits in the future.

Guarantee

ColorTyme Guarantees.  Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., who provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $17.9 million was outstanding as of December 31, 2010.

Note K —	Stock-Based Compensation

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

The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2010 and 2009, there were 1,796,575 and 1,838,155 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.

We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 726,539 and 558,437 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2010 and 2009, respectively.

Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. Options granted to our employees under the Prior Plan generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of ten years from the date of grant. Options granted to directors were immediately exercisable. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2010 and 2009, there were 1,607,525 and 2,525,027 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.

Information with respect to stock option activity related to the Plans follows. The information for the Plans is combined because the characteristics of the awards are similar.

		Weighted	Weighted
		Average	Average	Aggregate
	Equity Awards	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Life	Value
				(In thousands)

Balance outstanding at January 1, 2010	4,921,619	$20.43	5.44 years	$8,584
Granted	796,345	20.22
Exercised	(1,095,393)	17.52		$9,106
Forfeited	(491,932)	24.02

Balance outstanding at December 31, 2010	4,130,639	$20.78	5.53 years	$42,676

Exercisable at December 31, 2010	2,606,049	$21.30	3.85 years	$28,259

The intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $1.0 million and $1.7 million, respectively.

The fair value of unvested options that we expect to result in compensation expense was approximately $4.3 million with a weighted average number of years to vesting of 2.41 years at December 31, 2010. The total number of unvested options was 1,524,590 and 1,417,207, with intrinsic values of $14.4 million and $946,000 at December 31, 2010 and 2009, respectively. There were 423,497 and 194,128 restricted stock units outstanding as of December 31, 2010 and 2009, respectively.

The weighted average fair value of unvested options at December 31, 2010 and 2009 was $3.76 and $3.21, respectively. The weighted average fair value of options forfeited during the year ended December 31, 2010 was $7.35.

The total number of options vested during the year ended December 31, 2010 was 527,141, with a weighted average fair value of $5.27. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008, was $2.6 million, $3.0 million and $4.3 million, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the twelve months ended December 31, 2010, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:

Risk free interest rate (0.26% to 2.16%)	Weighted average 1.01%
Expected dividend yield	0.80%
Expected life	5.48 years
Expected volatility (34.95% to 56.30%)	Weighted average 47.87%
Forfeiture rate (5.00% to 15.43%)	Weighted average 10.18%
Employee stock options granted	796,345
Weighted average grant date fair value	$6.00

During the twelve months ended December 31, 2009, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:

Risk free interest rate (0.37% to 2.04%)	Weighted average 1.10%
Expected dividend yield	—
Expected life	5.34 years
Expected volatility (45.30% to 66.50%)	Weighted average 55.08%
Forfeiture rate (3.64% to 24.80%)	Weighted average 11.23%
Employee stock options granted	678,370
Weighted average grant date fair value	$5.72

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax benefits from stock option exercises of $3.0 million, $270,000 and $560,000, respectively, for the twelve months ended December 31, 2010, 2009 and 2008 were reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statement of Cash Flows.

Note L —	Deferred Compensation Plan

The Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. The deferred compensation plan liability was approximately $2.0 million and $1.3 million as of December 31, 2010 and 2009, respectively. No discretionary contributions were made for the years ended December 31, 2010, 2009 and 2008.

Note M —	Employee Benefit Plan

We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary matching contributions to the 401(k) plan. During 2010, 2009 and 2008, we made matching cash contributions of $5.8 million, $5.6 million and $5.3 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2010, 2009 and 2008, 12.0%, 9.0%, and 12.0%, respectively, of the total plan assets consisted of our common stock.

Note N —	Fair Value

At December 31, 2010, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2010 and 2009, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on observable market data. At December 31, 2010, the fair value of our senior notes was $299.8 million, which was approximately $200,000 below their carrying value of $300.0 million.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded charges for goodwill related to stores sold or closed of $4.3 million for the twelve months ended December 31, 2010. These charges were determined using both a revenue method and trading multiples, which are Level 3 inputs based on our historical experience with store acquisitions and divestitures.

Note O —	Impairment Charge

Our impairment charge consists of the following (in thousands):

Year Ended
December 31, 2010

Fixed asset disposal	$11,753
Goodwill impairment	1,767
Loan write-down	2,059
Other	3,360

Total	$18,939

On October 25, 2010, we announced that, in connection with an analysis of our available growth initiatives, we were exploring strategic alternatives with respect to our financial services business, including the possible sale or divestiture of such business. As of February 18, 2011, we had ceased making new loans, sold a majority of our customer accounts, and had less than $5.0 million in remaining loan balance.

During the fourth quarter of 2010, we recorded a pre-tax impairment charge of approximately $18.9 million related to the discontinuation of our financial services business. The charge with respect to discontinuing the operations of all 331 store locations relate primarily to fixed asset disposals, goodwill impairment, loan write-downs and other miscellaneous items. The impairment charge was based on the amount that the carrying value exceeded the estimated fair value of the assets. The fair value was based on our historical experience with store acquisitions and divestitures, which are Level 3 inputs.

Note P —	Stock Repurchase Plan

Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. We have repurchased a total of 23,470,345 shares and 19,884,850 shares of Rent-A-Center common stock for an aggregate purchase price of $551.2 million and $466.6 million as of December 31, 2010 and 2009, respectively, under this common stock repurchase program. Through the twelve months ended December 31, 2010, we have repurchased a total of 3,585,495 shares for approximately $84.6 million in cash. We repurchased 1,403,993 shares for $38.7 million in the fourth quarter of 2010.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q —	Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

		Weighted Average
	Net Earnings	Shares	Per Share
	(In thousands, except per share data)

Year ended December 31, 2010
Basic earnings per common share	$171,642	65,104	$2.64
Effect of dilutive stock options	—	799

Diluted earnings per common share	$171,642	65,903	$2.60

Year ended December 31, 2009
Basic earnings per common share	167,855	65,986	$2.54
Effect of dilutive stock options	—	581

Diluted earnings per common share	167,855	66,567	$2.52

Year ended December 31, 2008
Basic earnings per common share	139,624	66,606	$2.10
Effect of dilutive stock options	—	585

Diluted earnings per common share	139,624	67,191	$2.08

For 2010, 2009, and 2008, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 1,839,225, 2,964,778, and 3,100,825, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R —	Unaudited Quarterly Data

Summarized quarterly financial data for 2010, 2009 and 2008 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)

Year ended December 31, 2010
Revenues	$718,419	$671,543	$664,580	$677,090
Gross profit	513,000	497,665	490,013	494,994
Operating profit	88,703	82,831	69,393	62,842
Net earnings	51,461	47,830	40,497	31,854
Basic earnings per common share	$0.78	$0.73	$0.62	$0.50
Diluted earnings per common share	$0.77	$0.72	$0.62	$0.49
Cash dividends per common share	$—	$—	$0.06	$0.06
Year ended December 31, 2009
Revenues	$728,183	$679,609	$671,251	$672,913
Gross profit	515,212	494,422	487,239	491,125
Operating profit	82,092	75,283	64,367	74,582
Net earnings	45,376	41,945	36,840	43,694
Basic earnings per common share	$0.69	$0.64	$0.56	$0.66
Diluted earnings per common share	$0.68	$0.63	$0.55	$0.66
Year ended December 31, 2008
Revenues	$756,636	$719,031	$708,755	$699,750
Gross profit	533,733	517,329	510,022	507,268
Operating profit	77,540	74,434	58,549	63,865
Net earnings	36,358	37,741	29,379	36,146
Basic earnings per common share	$0.55	$0.57	$0.44	$0.54
Diluted earnings per common share	$0.54	$0.56	$0.44	$0.54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control over Financial Reporting

Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 40 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.(*)

Item 11.	Executive Compensation.(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.	Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.	Principal Accountant Fees and Services.(*)

*	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

The financial statements included in this report are listed in the Index to Financial Statements on page 37 of this report. Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or inapplicable.

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

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark E. Speese Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Mitchell E. Fadel Mitchell E. Fadel	President, Chief Operating Officer and Director	February 25, 2011

/s/ Robert D. Davis Robert D. Davis	Executive Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Michael J. Gade Michael J. Gade	Director	February 25, 2011

/s/ Jeffery M. Jackson Jeffery M. Jackson	Director	February 25, 2011

/s/ Kerney Laday Kerney Laday	Director	February 25, 2011

/s/ J. V. Lentell J. V. Lentell	Director	February 25, 2011

/s/ Leonard H. Roberts Leonard H. Roberts	Director	February 25, 2011

/s/ Paula Stern Paula Stern	Director	February 25, 2011

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)
3.2		Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.3		Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 23, 2010.)
4.1		Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)
4.2		Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)
4.3		Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)
4	.4*	Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4	.5*	Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
10	.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)
10.2		Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)
10.3		Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
10.4		Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)
10.5		First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)
10.6		Franchise Financing Agreement, dated as of August 2, 2010, between ColorTyme, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)
10.7		Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)
10.8		Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

Exhibit No.		Description

10	.9†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.10†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)
10	.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10	.12†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.13†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.14†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)
10	.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.16†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
10	.17†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.18†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.19†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)
10	.20†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.21†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.22†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)
10	.23†*	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan
10	.24†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.25†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

Exhibit No.		Description

10	.26†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)
10	.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
10	.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)
10.29		Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of December 2, 2009 (Incorporated herein by reference to Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.30		Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed January 28, 2011.)
21	.1*	Subsidiaries of Rent-A-Center, Inc.
23	.1*	Consent of Grant Thornton LLP
31	.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
31	.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
32	.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese
32	.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.