Form 10-Q
period 2011-03-31
RENT A CENTER INC DE
filed 2011-04-29
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2011:

Class	Outstanding

Common stock, $.01 par value per share	63,623,934

PART I.	FINANCIAL INFORMATION	Page No.
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Earnings for the three months ended March 31, 2011 and 2010	1
	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	26
SIGNATURES		27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended March 31,
	2011	2010
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$610,428	$583,848
Merchandise sales	99,266	89,397
Installment sales	16,687	15,137
Other	5,339	20,336
Franchise
Merchandise sales	9,146	8,425
Royalty income and fees	1,312	1,276

	742,178	718,419

Operating expenses
Direct store expenses
Cost of rentals and fees	135,649	130,114
Cost of merchandise sold	68,579	61,811
Cost of installment sales	6,048	5,426
Salaries and other expenses	397,198	391,471
Franchise cost of merchandise sold	8,754	8,068

	616,228	596,890

General and administrative expenses	34,553	31,775
Amortization and write-down of intangibles	858	1,051
Litigation settlement	2,800	—
Impairment charge	7,320	—

Total operating expenses	661,759	629,716

Operating profit	80,419	88,703

Interest expense	9,760	6,083
Interest income	(154)	(168)

Earnings before income taxes	70,813	82,788

Income tax expense	26,583	31,327

NET EARNINGS	$44,230	$51,461

Basic earnings per common share	$0.70	$0.78

Diluted earnings per common share	$0.69	$0.77

Cash dividends per common share	$0.06	$—

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
(In thousands, except share and par value data)	Unaudited

ASSETS
Cash and cash equivalents	$145,000	$70,727
Receivables, net of allowance for doubtful accounts of $7,711 in 2011 and $8,673 in 2010	47,228	53,890
Prepaid expenses and other assets	56,942	170,713
Rental merchandise, net
On rent	675,013	655,248
Held for rent	180,512	181,606
Merchandise held for installment sale	5,374	5,417
Property assets, net	235,145	224,639
Goodwill, net	1,329,234	1,320,467
Other intangible assets, net	4,806	5,624

	$2,679,254	$2,688,331

LIABILITIES
Accounts payable — trade	$88,828	$126,051
Accrued liabilities	300,345	288,415
Deferred income taxes	236,753	218,952
Senior debt	358,584	401,114
Senior notes	300,000	300,000

	1,284,510	1,334,532
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 107,261,412 and 105,990,704 shares issued in 2011 and 2010, respectively	1,072	1,060
Additional paid-in capital	741,052	712,600
Retained earnings	1,581,390	1,541,168
Treasury stock, 43,714,209 and 42,845,444 shares at cost in 2011 and 2010, respectively	(932,804)	(904,274)
Cumulative translation adjustment	4,034	3,245

	1,394,744	1,353,799

	$2,679,254	$2,688,331

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$44,230	$51,461
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	132,397	127,111
Bad debt expense	521	3,118
Stock-based compensation expense	1,305	1,265
Depreciation of property assets	15,678	15,721
Loss on sale or disposal of property assets	92	978
Amortization of intangibles	858	211
Amortization of financing fees	505	514
Deferred income taxes	17,801	(12,857)
Tax benefit related to stock option exercises	(6,238)	(94)
Impairment charge	7,320	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(155,784)	(145,802)
Receivables	6,141	720
Prepaid expenses and other assets	113,131	700
Accounts payable — trade	(37,224)	(28,537)
Accrued liabilities	7,213	57,408

Net cash provided by operating activities	147,946	71,917
Cash flows from investing activities
Purchase of property assets	(27,144)	(16,113)
Proceeds from sale of property assets	79	34
Acquisitions of businesses, net of cash acquired	(525)	(368)

Net cash used in investing activities	(27,590)	(16,447)
Cash flows from financing activities
Purchase of treasury stock	(28,529)	—
Exercise of stock options	21,889	1,758
Tax benefit related to stock option exercises	6,238	94
Payments on capital leases	(137)	(321)
Proceeds from debt	115,305	43,035
Repayments of debt	(157,835)	(117,897)
Dividends paid	(3,803)	—

Net cash used in financing activities	(46,872)	(73,331)
Effect of exchange rate changes on cash	789	556
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,273	(17,305)
Cash and cash equivalents at beginning of period	70,727	101,803

Cash and cash equivalents at end of period	$145,000	$84,498

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.
The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At March 31, 2011, we operated 3,018 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores in Canada under the name “Rent-A-Centre.”
We also operate kiosk locations under the trade name “RAC Acceptance” which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At March 31, 2011, we operated 485 RAC Acceptance locations.
ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2011, ColorTyme had 208 franchised stores operating in 32 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
From 2005 to 2010, we also offered an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offered included, but were not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services.
New Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.	Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		March 31, 2011		December 31, 2010
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Non-compete agreements	3	$6,096	$6,068	$6,094	$6,057
Customer relationships	2	67,858	63,080	67,811	62,224

Total		$73,954	$69,148	$73,905	$68,281

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated
Amortization Expense
2011	$2,467
2012	2,339

Total	$4,806

A summary of the changes in recorded goodwill follows (in thousands):

	March 31,	December 31,
	2011	2010
Gross balance as of January 1,	$1,419,619	$1,367,836
Accumulated amortization	(99,152)	(99,152)
Additions from acquisitions	398	55,922
Goodwill related to stores sold or closed	—	(4,320	)(1)
Post purchase price allocation adjustments	8,369	181

Balance as of the end of the period	$1,329,234	$1,320,467

(1)	Includes $1.8 million of goodwill impairment related to the discontinuation of our financial services business.
Additions to goodwill due to acquisitions in the first three months of 2011 were tax deductible.
The Rental Store, Inc.
On December 20, 2010, we acquired The Rental Store, Inc., a leading provider of consumer lease-purchase financing through third-party retail furniture and electronics retailers. This acquisition resulted in the addition of 158 kiosks to our RAC Acceptance program as of December 31, 2010. The initial accounting for the acquisition was not finalized as of December 31, 2010 due to the timing of the transaction. In the first quarter of 2011, we determined certain assets, primarily rental merchandise, were either unrentable or missing, and are reflected in the post purchase price allocation adjustments above. At March 31, 2011, certain other smaller balances remain to be reconciled.
3.	Subsidiary Guarantors.
6 5/8% Senior Notes. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6 5/8%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our senior credit facility. The remaining net proceeds are being used to repurchase shares of our common stock.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Rent-A-Center and its subsidiary guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 6 5/8% notes. Rent-A-Center has no independent assets or operations, and each subsidiary guarantor is 100% owned directly or indirectly by Rent-A-Center. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.
4.	Income Taxes. We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2007. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2005 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year which also recurs in each of the 2004, 2005, 2006 and 2007 taxable years. The IRS concluded its examination of our consolidated income tax return for the years 2006 and 2007, and issued a Revenue Agent’s Report (RAR) on January 19, 2010. We reached agreement on all issues except the issue identified above. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue. This matter, which now includes the years 2003 through 2007, has been docketed in the United States Tax Court for trial in November 2011. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
being realized upon the ultimate settlement with the relevant tax authority. We review our tax positions quarterly and adjust the balance as new information becomes available.
We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At March 31, 2011, our unrecognized tax benefits increased by $59,000 from December 31, 2010.
5.	Fair Value. At March 31, 2011, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2011 and December 31, 2010, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on observable market data. At March 31, 2011, the fair value of our senior notes was $295.5 million, which was approximately $4.5 million below their carrying value of $300.0 million. At December 31, 2010, the fair value of our senior notes was $299.8 million, which was approximately $200,000 below their carrying value of $300.0 million.
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
6. Impairment Charge.
Our impairment charge consists of the following (in thousands):

Three months ended
March 31, 2011
Loan write-down	$2,569
Fixed asset disposal	1,172
Other	3,579

Total	$7,320

During the first quarter of 2011, we recorded a pre-tax impairment charge of approximately $7.3 million related to the discontinuation of our financial services business that was announced on October 25, 2010. The charge in 2011 primarily related to additional loan write-downs, fixed asset disposals (store reconstruction), and other miscellaneous items. During the fourth quarter of 2010, we recorded a pre-tax impairment charge of $18.9 million, which primarily related to fixed asset disposals, goodwill impairment, loan write-downs, and other miscellaneous items. The impairment charge was based on the amount that the carrying value exceeded the estimated fair value of the assets. The fair value was based on our historical experience with store acquisitions and divestitures, which are Level 3 inputs.
7.	Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. We have repurchased a total of 24,339,110 shares and 23,470,345 shares of Rent-A-Center common stock for an aggregate purchase price of $579.7 million and $551.2 million as of March 31, 2011 and December 31, 2010, respectively, under this common stock repurchase program. Through the three months ended March 31, 2011, we repurchased a total of 868,765 shares for approximately $28.5 million in cash.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Earnings Per Share.
Basic and diluted earnings per common share were calculated as follows:

	Three months ended March 31, 2011
(In thousands, except per share data)	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$44,230	63,353	$0.70
Effect of dilutive stock options	—	939

Diluted earnings per common share	$44,230	64,292	$0.69

	Three months ended March 31, 2010
(In thousands, except per share data)	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$51,461	65,699	$0.78
Effect of dilutive stock options	—	818

Diluted earnings per common share	$51,461	66,517	$0.77

For the three months ended March 31, 2011 and 2010, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, were 438,745 and 2,384,550, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new rent-to-own stores;
•	our ability to acquire additional rent-to-own stores or customer accounts on favorable terms;
•	our ability to control costs and increase profitability;
•	our ability to enhance the performance of acquired stores;
•	our ability to retain the revenue associated with acquired customer accounts;
•	our ability to identify and successfully market products and services that appeal to our customer demographic;
•	our ability to enter into new and collect on our rental purchase agreements;
•	the passage of legislation adversely affecting the rent-to-own industry;
•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;
•	interest rates;
•	changes in the unemployment rate;
•	economic pressures, such as high fuel costs, affecting the disposable income available to our targeted consumers;
•	conditions affecting consumer spending and the impact, depth, and duration of current economic conditions;
•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;
•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;
•	changes in our effective tax rate;
•	our ability to maintain an effective system of internal controls;
•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;
•	the resolution of our litigation; and
•	the other risks detailed from time to time in our SEC reports.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2010. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as

RENT-A-CENTER, INC. AND SUBSIDIARIES
required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At March 31, 2011, we operated 3,018 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At March 31, 2011, ColorTyme had 208 franchised rent-to-own stores in 32 states. These franchise stores represent an additional 2% market share based on store count.
As part of our current growth strategy, we are focused on seeking additional distribution channels for our products and services. We operate kiosk locations under the “RAC Acceptance” model which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At March 31, 2011, we operated 485 RAC Acceptance locations.
In addition, we are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. At March 31, 2011, we operated 18 stores in Canada and ten stores in Mexico.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
As of March 31, 2011, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $132.1 million, as compared to $130.3 million at December 31, 2010. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.
Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with

RENT-A-CENTER, INC. AND SUBSIDIARIES
the defense of all of our litigation are expensed as such fees and expenses are incurred. As of March 31, 2011, we had accrued $2.8 million relating to the prospective settlement of certain putative class actions pending in California which allege various claims, including violations of California wage and hour laws. At December 31, 2010, we had no accrual relating to probable losses for our outstanding litigation.
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
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the three months ended March 31, 2011 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 34.66% to 50.12%, a risk-free interest rate of 0.26% to 1.53%, a dividend yield of 0.70%, and an expected life of 6.05 years. During the three months ended March 31, 2011, we recognized $1.3 million in pre-tax compensation expense related to stock options and restricted stock units granted.
Results of Operations
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
Store Revenue. Total store revenue increased by $23.0 million, or 3.2%, to $731.7 million for the three months ended March 31, 2011 from $708.7 million for the three months ended March 31, 2010. This increase in total store revenue was primarily due to an increase in revenue driven by the RAC Acceptance business, primarily the acquisition of The Rental Store, Inc., completed in the fourth quarter of 2010, offset by a reduction in revenues related to the discontinuation of our financial services business.
Same store revenues represent those revenues earned in 2,814 stores that were operated by us for each of the entire three month periods ended March 31, 2011 and 2010. Same store revenues increased by $842,000, or 0.1%, to $638.4 million for the three months ended March 31, 2011 as compared to $637.5 million in 2010.
Franchise Revenue. Total franchise revenue increased by $757,000, or 7.8%, to $10.5 million for the three months ended March 31, 2011 as compared to $9.7 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended March 31, 2011 increased by $5.5 million, or 4.3%, to $135.6 million as compared to $130.1 million in 2010. This increase in cost of rentals and fees was primarily attributable to an increase in rental and fee revenue in 2011 as compared to 2010. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue decreased slightly to 22.2% for the three months ended March 31, 2011 as compared to 22.3% in 2010.
Cost of Merchandise Sold. Cost of merchandise sold increased by $6.8 million, or 10.9%, to $68.6 million for the three months ended March 31, 2011 from $61.8 million in 2010. This increase was primarily the result of an increase in

RENT-A-CENTER, INC. AND SUBSIDIARIES
merchandise sales in 2011 as compared to 2010. The gross margin percent of merchandise sales remained unchanged at 30.9% for the three months ended March 31, 2011 and 2010.
Salaries and Other Expenses. Salaries and other expenses increased by $5.7 million, or 1.5%, to $397.2 million for the three months ended March 31, 2011 as compared to $391.5 million in 2010. This increase was attributable to increased labor costs associated with the acquisition of The Rental Store, Inc. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.2% for the three months ended March 31, 2011 as compared to 2.1% in 2010. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.3% for the three months ended March 31, 2011 from 55.2% in 2010.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $686,000, or 8.5%, to $8.8 million for the three months ended March 31, 2011 as compared to $8.1 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
General and Administrative Expenses. General and administrative expenses increased by $2.8 million, or 8.7%, to $34.6 million for the three months ended March 31, 2011 as compared to $31.8 million in 2010. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.7% for the three months ended March 31, 2011 from 4.4% in 2010. This increase was primarily the result of an increase in expenses associated with our strategic growth initiatives in 2011 as compared to 2010.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $193,000, or 18.4%, to $858,000 for the three months ended March 31, 2011 from $1.1 million in 2010.
Operating Profit. Operating profit decreased by $8.3 million, or 9.3%, to $80.4 million for the three months ended March 31, 2011 as compared to $88.7 million in 2010. Operating profit as a percentage of total revenue decreased to 10.8% for the three months ended March 31, 2011 from 12.3% for 2010. This decrease was primarily attributable to a $7.3 million impairment charge related to the discontinuation of our financial services business in 2011 as compared to 2010.
Interest Expense. Interest expense increased by $3.7 million, or 60.4%, to $9.8 million for the three months ended March 31, 2011 as compared to $6.1 million in 2010. This increase was primarily attributable to the interest associated with our senior notes issued in the fourth quarter of 2010 and an increase in our weighted average interest rate of 5.72% for the three months ended March 31, 2011 as compared to 3.69% in 2010 due to an increase in the Eurodollar rate in 2011 as compared to 2010.
Net Earnings. Net earnings decreased by $7.3 million, or 14.1%, to $44.2 million for the three months ended March 31, 2011 as compared to $51.5 million in 2010. This decrease was primarily attributable to the $7.3 million impairment charge related to the discontinuation of our financial services business in 2011 as compared to 2010.
Liquidity and Capital Resources
Cash provided by operating activities increased by $76.0 million to $147.9 million for the three months ended March 31, 2011 from $71.9 million in 2010. This increase was primarily attributable to a reduction in prepaid expenses due to tax refunds of approximately $110.0 million received in the first quarter of 2011, offset by changes in working capital in 2011 as compared to 2010.
Cash used in investing activities increased by $11.2 million to $27.6 million for the three months ended March 31, 2011 from $16.4 million in 2010. This increase in 2011 as compared to 2010 was primarily related to an increase in capital expenditures.
Cash used in financing activities decreased by $26.4 million to $46.9 million for the three months ended March 31, 2011 from $73.3 million in 2010. This decrease in 2011 as compared to 2010 was primarily related to a greater reduction in our outstanding indebtedness in 2010 coupled with an increase in stock option exercises in 2011, offset by repurchases of our common stock in 2011.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, implementation of our growth strategies, debt service and capital expenditures. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued pursuit of our operating

RENT-A-CENTER, INC. AND SUBSIDIARIES
and growth strategies, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience volatility and adverse conditions and such conditions in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $395.0 million, of which $258.0 million was available at April 25, 2011. At April 25, 2011, we had $170.9 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock, declare and pay dividends on our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
A change in control would result in an event of default under our senior credit facilities which would allow our lenders to accelerate the indebtedness owed to them. In addition, if a change in control occurs, we may be required to offer to repurchase all of our outstanding senior unsecured notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities restrict our ability to repurchase the senior unsecured notes, including in the event of a change in control. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facility and senior note obligations or that we would be able to obtain financing to do so on favorable terms, if at all.
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
Accordingly, our cash flow again benefited in 2010 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2010 operating cash flow increased by approximately $135.0 million as a result of the 2010 Jobs Act and the 2010 Tax Relief Act, less $77.0 million associated with the 2009 and 2008 deferral for a total increase of $58.0 million. We estimate that the remaining tax deferral associated with the 2008 Stimulus Act, the 2009 Recovery Act, the 2010 Jobs Act and the 2010 Tax Relief Act approximates $163.0 million at December 31, 2010, of which approximately 73%, or $119.0 million, will reverse in 2011 and the remainder will reverse between 2012 and 2013. We expect the $119.0 million reversal in 2011 will be offset by the benefit to operating cash flow of the 2010 Tax Relief Act.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(In thousands)
Beginning merchandise value	$842,271	$754,067
Inventory additions through acquisitions	88	114
Purchases	247,307	233,540
Depreciation of rental merchandise	(132,397)	(127,111)
Cost of goods sold	(74,627)	(67,237)
Skips and stolens	(16,820)	(15,055)
Other inventory deletions (1)	(4,923)	(5,446)

Ending merchandise value	$860,899	$772,872

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $27.0 million and $16.1 million on capital expenditures during the three month periods ended March 31, 2011 and 2010, respectively, and expect to spend approximately $58.0 million for the remainder of 2011. The increase in capital expenditures for the first quarter of 2011 primarily related to our investment in the development of new point of sale systems and processes designed to further enhance our management information system.
Acquisitions and New Location Openings. During the first three months of 2011, we acquired accounts from two locations, opened 13 new stores, consolidated two stores into existing locations and added 109 RAC Acceptance kiosk locations. The acquired locations and accounts were the result of two separate transactions with an aggregate purchase price of approximately $525,000.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
The table below shows the scheduled maturity dates of our senior term loans outstanding at March 31, 2011.

Year Ending December 31,	(In thousands)
2012	$28,959
2013	42,375
2014	215,625
2015	71,625

$358,584

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $137.0 million had been utilized as of April 25, 2011. As of April 25, 2011, $238.0 million was available under our revolving facility. The revolving credit facility expires September 30, 2013.
Borrowings under our amended senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus (i) up to 0.75% in the case of existing tranche A term loans, (ii) 1.5% to 2.0% in the case of revolving loans or extended tranche A term loans, (iii)  0.75% in the case of existing tranche B term loans, and (iv) 2.0% in the case of extended tranche B term loans; or (z) the Eurodollar rate plus (i) 0.75% to 1.75% in the case of existing tranche A term loans, (ii) 2.5% to 3.0% in the case of revolving loans or extended tranche A term loans, (iii) 1.75% in the case of existing tranche B term loans, and (iv) 3.0% in the case of extended tranche B term loans. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.29% at April 25, 2011. The margins on the Eurodollar rate and on the prime rate for revolving loans, existing tranche A term loans, and extended tranche A term loans may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.5% to 0.625% of the average daily amount of the available revolving commitment is payable quarterly.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of March 31, 2011:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.33:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.76:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2011 ($539.2 million) by consolidated EBITDA for the three month period ended March 31, 2011 ($406.7 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the three month period ended March 31, 2011, as adjusted for certain capital expenditures ($493.6 million), by consolidated fixed charges for the three month period ended March 31, 2011 ($280.6 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, and mandatory debt repayments.
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
6 5/8% Senior Notes. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6 5/8%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our senior credit facility. The remaining net proceeds are being used to repurchase shares of our common stock.
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
Store Leases. We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2021. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., who provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $19.3 million was outstanding as of March 31, 2011.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total		2011	2012-2013	2014-2015	Thereafter
	(In thousands)
Senior Debt (including current portion)	$358,584	(1)	$—	$71,334	$287,250	$—
6 5/8 % Senior Notes(2)	498,750		19,875	39,750	39,750	399,375
Operating Leases	540,070		136,357	273,325	117,212	13,176
Capital Leases	519		335	184	—	—

Total(3)	$1,397,923		$156,567	$384,593	$444,212	$412,551

(1)	Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus .75% to 3.0% or the prime rate plus up to 2.0% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2011 was 0.30%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	As of March 31, 2011, we have $6.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of March 31, 2011, we had purchased a total of 24,339,110 shares of Rent-A-Center common stock for an aggregate purchase price of $579.7 million under this common stock repurchase program. Through the three months ended March 31, 2011, we repurchased a total of 868,765 shares for approximately $28.5 million in cash.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2011, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%, $358.6 million in term loans at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at March 31, 2011, was $295.5 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We hold senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2011, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at March 31, 2011, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.6 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of March 31, 2011, we had accrued $2.8 million relating to the prospective settlement of certain putative class actions pending in California which allege various claims, including violations of California wage and hour laws.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of March 31, 2011, $358.6 million was outstanding under our senior credit facilities.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
We entered the Canadian market in 2004 and operate 18 stores in Canada as of March 31, 2011. We opened our first store in Mexico in October 2010, and now operate ten stores in Mexico as of March 31, 2011. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. In addition, these operations are subject to the potential risks of changing economic and financial conditions in each of its markets, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, difficulties in staffing and managing local operations, failure to understand the local culture and market, difficulties in protecting intellectual property, the burden of complying with foreign laws, including tax laws and financial accounting standards, and adverse local economic, political and social conditions in certain countries.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our common stock repurchase program, we are authorized to repurchase up to $800.0 million in aggregate purchase price of our common stock. As of March 31, 2011, we had repurchased a total of 24,339,110 shares of Rent-A-Center common stock for an aggregate purchase price of $579.7 million under our common stock repurchase program. In the first quarter of 2011, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(Including Fees)	Programs	(Including Fees)
January 1 through January 31
February 1 through February 28	868,765	$32.8591	868,765	$220,253,670
March 1 through March 31

Total	868,765	$32.8591	868,765	$220,253,670
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
Robert D. Davis
Executive Vice President — Finance, Treasurer and Chief Financial Officer

Date: April 29, 2011

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 23, 2010.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.3	Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.4	Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.5	Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Franchise Financing Agreement, dated as of August 2, 2010, between ColorTyme, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.7	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.8	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.9†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.10†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.12†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.13†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.14†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.16†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.17†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.18†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.19†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)

10.20†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.22†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.24†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.25†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.29	Third Amended and Restated Credit Agreement, dated as of November 15, 2006, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Union Bank of California, N.A., as documentation agent, Lehman Commercial Paper Inc., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by that certain First Amendment to Third Amended and Restated Credit Agreement, dated as of December 2, 2009 (Incorporated herein by reference to Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.30	Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed January 28, 2011.)

INDEX TO EXHIBITS

Exhibit No.	Description

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.