Form 10-Q
period 2011-06-30
RENT A CENTER INC DE
filed 2011-07-29
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2011:

Class	Outstanding
Common stock, $.01 par value per share	61,641,139

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Earnings for the three months ended June 30, 2011 and 2010	1
	Consolidated Statements of Earnings for the six months ended June 30, 2011 and 2010	2
	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	30

SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
The accompanying notes are an integral part of these statements

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended June 30,
	2011	2010
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$617,796	$586,523
Merchandise sales	50,973	43,031
Installment sales	16,571	14,503
Other	4,143	19,523
Franchise
Merchandise sales	7,525	6,755
Royalty income and fees	1,245	1,208

	698,253	671,543

Operating expenses
Direct store expenses
Cost of rentals and fees	139,295	129,818
Cost of merchandise sold	39,510	32,603
Cost of installment sales	5,898	5,003
Salaries and other expenses	395,091	381,121
Franchise cost of merchandise sold	7,195	6,454

	586,989	554,999

General and administrative expenses	32,047	32,173
Amortization and write-down of intangibles	1,132	1,540
Restructuring charge	4,933	—

Total operating expenses	625,101	588,712
Operating profit	73,152	82,831
Interest expense	9,613	6,051
Interest income	(237)	(156)

Earnings before income taxes	63,776	76,936
Income tax expense	23,888	29,106

NET EARNINGS	$39,888	$47,830

Basic earnings per common share	$0.64	$0.73

Diluted earnings per common share	$0.63	$0.72

Cash dividends per common share	$0.06	$—

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Six months ended June 30,
	2011	2010
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,228,224	$1,170,371
Merchandise sales	150,239	132,428
Installment sales	33,258	29,640
Other	9,482	39,859
Franchise
Merchandise sales	16,671	15,180
Royalty income and fees	2,557	2,484

	1,440,431	1,389,962

Operating expenses
Direct store expenses
Cost of rentals and fees	274,944	259,932
Cost of merchandise sold	108,089	94,414
Cost of installment sales	11,946	10,429
Salaries and other expenses	792,289	772,592
Franchise cost of merchandise sold	15,949	14,522

	1,203,217	1,151,889

General and administrative expenses	66,600	63,948
Amortization and write-down of intangibles	1,990	2,591
Litigation settlement	2,800	—
Impairment charge	7,320	—
Restructuring charge	4,933	—

Total operating expenses	1,286,860	1,218,428
Operating profit	153,571	171,534
Interest expense	19,373	12,134
Interest income	(391)	(324)

Earnings before income taxes	134,589	159,724
Income tax expense	50,471	60,433

NET EARNINGS	$84,118	$99,291

Basic earnings per common share	$1.34	$1.51

Diluted earnings per common share	$1.32	$1.49

Cash dividends per common share	$0.12	$—

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
(In thousands, except share and par value data)	Unaudited

ASSETS
Cash and cash equivalents	$74,031	$70,727
Receivables, net of allowance for doubtful accounts of $7,340 in 2011 and $8,673 in 2010	44,573	53,890
Prepaid expenses and other assets	66,872	170,713
Rental merchandise, net
On rent	673,431	655,248
Held for rent	194,239	181,606
Merchandise held for installment sale	5,083	5,417
Property assets, net	250,604	224,639
Goodwill, net	1,323,501	1,320,467
Other intangible assets, net	11,265	5,624

	$2,643,599	$2,688,331

LIABILITIES
Accounts payable — trade	$64,316	$126,051
Accrued liabilities	285,042	288,415
Deferred income taxes	261,599	218,952
Senior debt	361,544	401,114
Senior notes	300,000	300,000

	1,272,501	1,334,532
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 107,387,342 and 105,990,704 shares issued in 2011 and 2010, respectively	1,073	1,060
Additional paid-in capital	745,524	712,600
Retained earnings	1,617,433	1,541,168
Treasury stock, 45,784,146 and 42,845,444 shares at cost in 2011 and 2010, respectively	(996,970)	(904,274)
Cumulative translation adjustment	4,038	3,245

	1,371,098	1,353,799

	$2,643,599	$2,688,331

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$84,118	$99,291
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	268,369	253,851
Bad debt expense	632	8,669
Stock-based compensation expense	2,523	2,252
Depreciation of property assets	31,831	31,523
Loss on sale or disposal of property assets	64	1,546
Amortization of intangibles	1,990	394
Amortization of financing fees	1,017	1,027
Deferred income taxes	42,648	(28,474)
Tax benefit related to stock option exercises	(6,456)	(2,420)
Impairment charge	7,320	—
Restructuring charge	4,933	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(304,941)	(253,815)
Receivables	8,685	(10,798)
Prepaid expenses and other assets	102,672	4,057
Accounts payable — trade	(61,735)	(39,923)
Accrued liabilities	(12,420)	21,132

Net cash provided by operating activities	171,250	88,312
Cash flows from investing activities
Purchase of property assets	(59,216)	(29,790)
Proceeds from sale of property assets	132	48
Acquisitions of businesses, net of cash acquired	(1,016)	(1,229)

Net cash used in investing activities	(60,100)	(30,971)
Cash flows from financing activities
Purchase of treasury stock	(92,695)	(6,450)
Exercise of stock options	24,966	8,317
Tax benefit related to stock option exercises	6,456	2,420
Payments on capital leases	(175)	(591)
Proceeds from debt	141,875	52,525
Repayments of debt	(181,445)	(141,280)
Dividends paid	(7,621)	—

Net cash used in financing activities	(108,639)	(85,059)
Effect of exchange rate changes on cash	793	9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,304	(27,709)
Cash and cash equivalents at beginning of period	70,727	101,803

Cash and cash equivalents at end of period	$74,031	$74,094

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.

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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At June 30, 2011, we operated 3,022 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores in Canada under the name “Rent-A-Centre.”

We also operate kiosk locations under the trade name “RAC Acceptance,” which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At June 30, 2011, we operated 611 RAC Acceptance locations.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2011, ColorTyme had 210 franchised stores operating in 32 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

From 2005 to 2010, we also offered an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offered included, but were not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services.

New Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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
2.	Intangible Assets and Acquisitions.

Amortizable intangible assets consist of the following (in thousands):

		June 30, 2011		December 31, 2010
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Non-compete agreements	3	$6,096	$6,077	$6,094	$6,057
Customer relationships	2	67,910	63,918	67,811	62,224
Vendor relationships	11	7,538	284	—	—

Total		$81,544	$70,279	$73,905	$68,281

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated
Amortization Expense
2011	$1,922
2012	2,938
2013	571
2014	568
2015	568
Thereafter	4,698

Total	$11,265

A summary of the changes in recorded goodwill follows (in thousands):

	June 30,	December 31,
	2011	2010
Balance as of January 1,	$1,320,467	$1,268,684
Additions from acquisitions	616	55,922
Goodwill related to stores sold or closed	—	(4,320	)(1)
Post purchase price allocation adjustments	2,418	181

Balance as of the end of the period	$1,323,501	$1,320,467

(1) Includes $1.8 million of goodwill impairment related to the discontinuation of our financial services business.
Additions to goodwill due to acquisitions in the first six months of 2011 were tax deductible.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Rental Store, Inc.
On December 20, 2010, we acquired The Rental Store, Inc., a leading provider of consumer lease-purchase transactions through third-party retail furniture and electronics retailers. This acquisition resulted in the addition of 158 kiosks to our RAC Acceptance program as of December 31, 2010. The initial accounting for the acquisition was not finalized as of December 31, 2010 due to the timing of the transaction. As of June 30, 2011, we have completed our analysis of acquired intangible assets and determined an adjustment of $7.5 million from goodwill to vendor relationships was necessary. This adjustment was made in the quarter ending June 30, 2011. Post purchase price allocation adjustments include the vendor relationship adjustment and various other off-setting adjustments including rental merchandise as discussed in the first quarter 2011.
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
4.	Income Taxes. We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2007. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
except one issue with respect to the 2003 tax year which also recurs in each of the 2004, 2005, 2006 and 2007 taxable years. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue. This matter has been docketed in the United States Tax Court for trial in November 2011. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At June 30, 2011, our unrecognized tax benefits increased by $59,000 from December 31, 2010.
5.	Fair Value. At June 30, 2011, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2011 and December 31, 2010, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on observable market data. At June 30, 2011, the fair value of our senior notes was $298.5 million, which was approximately $1.5 million below their carrying value of $300.0 million. At December 31, 2010, the fair value of our senior notes was $299.8 million, which was approximately $200,000 below their carrying value of $300.0 million.

We use a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of our non-financial assets and non-financial liabilities, which consist primarily of goodwill. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods and assumptions used in measuring fair value during the period.
6.	Impairment Charge.

Our impairment charge consists of the following (in thousands):

Six months ended
June 30, 2011
Loan write-down	$2,569
Fixed asset disposal	1,172
Other	3,579

Total	$7,320

During the six months ended June 30, 2011, we recorded a pre-tax impairment charge of approximately $7.3 million related to the discontinuation of our financial services business that was announced on October 25, 2010, all of which was recorded in the first quarter of 2011. The charge in the first quarter of 2011 primarily related to additional loan write-downs, fixed

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
asset disposals (store reconstruction), and other miscellaneous items. During the fourth quarter of 2010, we recorded a pre-tax impairment charge of $18.9 million, which primarily related to fixed asset disposals, goodwill impairment, loan write-downs, and other miscellaneous items. The impairment charge was based on the amount that the carrying value exceeded the estimated fair value of the assets. The fair value was based on our historical experience with store acquisitions and divestitures, which are Level 3 inputs.
7.	Restructuring Charge. During the second quarter of 2011, we recorded a pre-tax restructuring charge of approximately $4.9 million in connection with the December 2010 acquisition of The Rental Store, Inc. This charge related to post-acquisition lease terminations. We expect the costs will be fully paid by the third quarter of 2017.
8.	Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. We have repurchased a total of 26,409,047 shares and 23,470,345 shares of Rent-A-Center common stock for an aggregate purchase price of $643.9 million and $551.2 million as of June 30, 2011 and December 31, 2010, respectively, under this common stock repurchase program. We repurchased 2,069,937 shares for $64.2 million in the second quarter of 2011. Through the six months ended June 30, 2011, we repurchased a total of 2,938,702 shares for approximately $92.8 million in cash.
9.	Earnings Per Share.

Basic and diluted earnings per common share were calculated as follows:

	Three months ended June 30, 2011
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$39,888	62,450	$0.64
Effect of dilutive stock options	—	698

Diluted earnings per common share	$39,888	63,148	$0.63

	Three months ended June 30, 2010
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$47,830	65,945	$0.73
Effect of dilutive stock options	—	828

Diluted earnings per common share	$47,830	66,773	$0.72

	Six months ended June 30, 2011
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$84,118	62,902	$1.34
Effect of dilutive stock options	—	818

Diluted earnings per common share	$84,118	63,720	$1.32

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six months ended June 30, 2010
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$99,291	65,822	$1.51
Effect of dilutive stock options	—	823

Diluted earnings per common share	$99,291	66,645	$1.49

For the three months ended June 30, 2011 and 2010, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, were 489,870 and 1,933,176, respectively.
For the six months ended June 30, 2011 and 2010, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, were 484,995 and 2,198,971, respectively.
10.	Subsequent Events. On July 14, 2011, we announced the completion of the refinancing of our senior secured debt. Our new $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. On that day, we drew down the $250.0 million in term loans and $100.0 million under the revolving facility and utilized the proceeds to prepay our existing senior term debt.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding the ability to open new locations;
•	our ability to acquire additional stores or customer accounts on favorable terms;
•	our ability to control costs and increase profitability;
•	our ability to enhance the performance of acquired stores;
•	our ability to retain the revenue associated with acquired customer accounts;
•	our ability to identify and successfully market products and services that appeal to our customer demographic;
•	our ability to enter into new and collect on our rental purchase agreements;
•	the passage of legislation adversely affecting the rent-to-own industry;
•	our failure to comply with statutes or regulations governing the rent-to-own or financial services industries;
•	interest rates;
•	changes in the unemployment rate;
•	economic pressures, such as high fuel costs, affecting the disposable income available to our targeted consumers;
•	conditions affecting consumer spending and the impact, depth and duration of current economic conditions;
•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;
•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;
•	changes in our effective tax rate;
•	our ability to maintain an effective system of internal controls;
•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;
•	the resolution of our litigation; and
•	the other risks detailed from time to time in our SEC reports.
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
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At June 30, 2011, we operated 3,022 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 18 rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At June 30, 2011, ColorTyme had 210 franchised rent-to-own stores in 32 states. These franchise stores represent an additional 2% market share based on store count.
As part of our current growth strategy, we are focused on seeking additional distribution channels for our products and services. We operate kiosk locations under the “RAC Acceptance” model, which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At June 30, 2011, we operated 611 RAC Acceptance locations.
In addition, we are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. At June 30, 2011, we operated 18 stores in Canada and 15 stores in Mexico.
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
Recent Developments
On July 14, 2011, we announced the completion of the refinancing of our senior secured debt. Our new $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. On that day, we drew down the $250.0 million in term loans and $100.0 million under the revolving facility and utilized the proceeds to prepay our existing senior term debt.
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
As of June 30, 2011, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $123.0 million, as compared to $130.3 million at December 31, 2010. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities would be directly affected. While we believe our loss prevention programs will reduce our total cost for self-insurance claims, our actual cost could be greater than the amounts currently accrued.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.
Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of June 30, 2011, we had accrued $2.8 million relating to the prospective settlement of certain putative class actions pending in California which allege various claims, including violations of California wage and hour laws. At December 31, 2010, we had no accrual relating to probable losses for our outstanding litigation.
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
If we make changes to our accruals in accordance with the policies described above, our earnings would be impacted. Increases to our accruals would reduce earnings and, similarly, reductions to our accruals would increase our earnings. A pre-tax change of $1.0 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the six months ended June 30, 2011 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 34.66% to 50.12%, a risk-free interest rate of 0.26% to 1.78%, a dividend yield of 1.40%, and an expected life of 6.05 years. During the six months ended June 30, 2011, we recognized $2.5 million in pre-tax compensation expense related to stock options and restricted stock units granted.
Results of Operations
Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
Store Revenue. Total store revenue increased by $48.9 million, or 3.6%, to $1,421.2 million for the six months ended June 30, 2011 from $1,372.3 million for the six months ended June 30, 2010. This increase in total store revenue was primarily due to an increase in revenue driven by the RAC Acceptance business, offset by a reduction in revenues related to the discontinuation of our financial services business.
Same store revenues represent those revenues earned in 2,795 stores that were operated by us for each of the entire six month periods ended June 30, 2011 and 2010. Same store revenues decreased by $752,000, or 0.1%, to $1,227.5 million for the six months ended June 30, 2011 as compared to $1,228.2 million in 2010.
Franchise Revenue. Total franchise revenue increased by $1.5 million, or 8.9%, to $19.2 million for the six months ended June 30, 2011 as compared to $17.7 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the six months ended June 30, 2011 increased by $15.0 million, or 5.8%, to $274.9 million as compared to $259.9 million in 2010. This increase in cost of rentals and fees was primarily

RENT-A-CENTER, INC. AND SUBSIDIARIES
attributable to an increase in rental and fee revenue in 2011 as compared to 2010. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.4% for the six months ended June 30, 2011 as compared to 22.2% in 2010.
Cost of Merchandise Sold. Cost of merchandise sold increased by $13.7 million, or 14.5%, to $108.1 million for the six months ended June 30, 2011 from $94.4 million in 2010. The gross margin percent of merchandise sales decreased slightly to 28.1% for the six months ended June 30, 2011 from 28.7% in 2010. This decrease was primarily the result of a lower margin on merchandise sales in the RAC Acceptance business in 2011 as compared to 2010.
Salaries and Other Expenses. Salaries and other expenses increased by $19.7 million, or 2.5%, to $792.3 million for the six months ended June 30, 2011 as compared to $772.6 million in 2010. This increase was primarily attributable to increased labor costs associated with the expansion of our RAC Acceptance locations in 2011 as compared to 2010. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.3% for the six months ended June 30, 2011 as compared to 2.1% in 2010. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.7% for the six months ended June 30, 2011 from 56.3% in 2010.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.4 million, or 9.8%, to $15.9 million for the six months ended June 30, 2011 as compared to $14.5 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
General and Administrative Expenses. General and administrative expenses increased by $2.7 million, or 4.1%, to $66.6 million for the six months ended June 30, 2011 as compared to $63.9 million in 2010. This increase was primarily the result of an increase in expenses associated with our strategic growth initiatives in 2011 as compared to 2010. General and administrative expenses expressed as a percentage of total revenue remained at 4.6% for the six months ended June 30, 2011 and 2010.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $601,000, or 23.2%, to $2.0 million for the six months ended June 30, 2011 from $2.6 million in 2010. This decrease was primarily attributable to a decrease in the write-down of goodwill for stores sold or closed in 2011 as compared to 2010.
Operating Profit. Operating profit decreased by $17.9 million, or 10.5%, to $153.6 million for the six months ended June 30, 2011 as compared to $171.5 million in 2010. Operating profit as a percentage of total revenue decreased to 10.7% for the six months ended June 30, 2011 from 12.3% for 2010. These decreases were primarily attributable to a $7.3 million impairment charge in 2011 related to the discontinuation of our financial services business, a $4.9 million restructuring charge in 2011 for post-acquisition lease terminations related to the acquisition of The Rental Store, and increased labor costs associated with the expansion of our RAC Acceptance locations in 2011 as compared to 2010.
Interest Expense. Interest expense increased by $7.3 million, or 59.7%, to $19.4 million for the six months ended June 30, 2011 as compared to $12.1 million in 2010. This increase was primarily attributable to the interest associated with our senior notes issued in the fourth quarter of 2010 and an increase in our weighted average interest rate to 5.72% for the six months ended June 30, 2011 as compared to 3.38% in 2010 due to an increase in the Eurodollar rate in 2011 as compared to 2010.
Net Earnings. Net earnings decreased by $15.2 million, or 15.3%, to $84.1 million for the six months ended June 30, 2011 as compared to $99.3 million in 2010. This decrease was primarily attributable to a decrease in operating profit and an increase in interest expense, offset by a decrease in income taxes in 2011 as compared to 2010.
Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010
Store Revenue. Total store revenue increased by $25.9 million, or 3.9%, to $689.5 million for the three months ended June 30, 2011 from $663.6 million for the three months ended June 30, 2010. This increase in total store revenue was primarily due to an increase in revenue driven by the RAC Acceptance business offset by a reduction in revenues related to the discontinuation of our financial services business.
Same store revenues represent those revenues earned in 2,818 stores that were operated by us for each of the entire three month periods ended June 30, 2011 and 2010. Same store revenues decreased by $2.0 million, or 0.3%, to $596.8 million for the three months ended June 30, 2011 as compared to $598.8 million in 2010.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Revenue. Total franchise revenue increased by $807,000, or 10.1%, to $8.8 million for the three months ended June 30, 2011 as compared to $8.0 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended June 30, 2011 increased by $9.5 million, or 7.3%, to $139.3 million as compared to $129.8 million in 2010. This increase in cost of rentals and fees was primarily attributable to an increase in rental and fee revenue in 2011 as compared to 2010. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.5% for the three months ended June 30, 2011 as compared to 22.1% in 2010.
Cost of Merchandise Sold. Cost of merchandise sold increased by $6.9 million, or 21.2%, to $39.5 million for the three months ended June 30, 2011 from $32.6 million in 2010. The gross margin percent of merchandise sales decreased to 22.5% for the three months ended June 30, 2011 from 24.2% in 2010. This decrease is primarily the result of a lower margin on merchandise sales in the RAC Acceptance business in 2011 as compared to 2010.
Salaries and Other Expenses. Salaries and other expenses increased by $14.0 million, or 3.7%, to $395.1 million for the three months ended June 30, 2011 as compared to $381.1 million in 2010. This increase was primarily attributable to increased labor costs associated with the expansion of RAC Acceptance locations in 2011 as compared to 2010. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.4% for the three months ended June 30, 2011 as compared to 2.2% in 2010. Salaries and other expenses expressed as a percentage of total store revenue decreased to 57.3% for the three months ended June 30, 2011 from 57.4% in 2010.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $741,000, or 11.5%, to $7.2 million for the three months ended June 30, 2011 as compared to $6.5 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
General and Administrative Expenses. General and administrative expenses decreased by $126,000, or 0.4%, to $32.0 million for the three months ended June 30, 2011 as compared to $32.2 million in 2010. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.6% for the three months ended June 30, 2011 from 4.8% in 2010.
Amortization and Write-Down of Intangibles. Amortization of intangibles decreased by $408,000, or 26.5%, to $1.1 million for the three months ended June 30, 2011 from $1.5 million in 2010. This decrease was primarily attributable to a decrease in the write-down of goodwill for stores sold or closed in 2011 as compared to 2010.
Operating Profit. Operating profit decreased by $9.6 million, or 11.7%, to $73.2 million for the three months ended June 30, 2011 as compared to $82.8 million in 2010. Operating profit as a percentage of total revenue decreased to 10.5% for the three months ended June 30, 2011 from 12.3% for 2010. These decreases were primarily attributable to a $4.9 million restructuring charge in the second quarter of 2011 for post-acquisition lease terminations related to the acquisition of The Rental Store and increased labor costs associated with the expansion of our RAC Acceptance locations in 2011 as compared to 2010.
Interest Expense. Interest expense increased by $3.5 million, or 58.9%, to $9.6 million for the three months ended June 30, 2011 as compared to $6.1 million in 2010. This increase was primarily attributable to the interest associated with our senior notes issued in the fourth quarter of 2010 and an increase in our weighted average interest rate to 5.80% for the three months ended June 30, 2011 as compared to 3.48% in 2010 due to an increase in the Eurodollar rate, offset by a decrease in our senior term loans in 2011 as compared to 2010.
Net Earnings. Net earnings decreased by $7.9 million, or 16.6%, to $39.9 million for the three months ended June 30, 2011 as compared to $47.8 million in 2010. This decrease was primarily attributable to a decrease in operating profit and an increase in interest expense, offset by a decrease in income taxes in 2011 as compared to 2010.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Cash provided by operating activities increased by $83.0 million to $171.3 million for the six months ended June 30, 2011 from $88.3 million in 2010. This increase was primarily attributable to a reduction in prepaid expenses due to tax refunds of approximately $110.0 million received in the first quarter of 2011 and an increase in deferred taxes in 2011, offset by changes in working capital in 2011 as compared to 2010.
Cash used in investing activities increased by $29.1 million to $60.1 million for the six months ended June 30, 2011 from $31.0 million in 2010. This increase in 2011 as compared to 2010 was primarily related to an increase in capital expenditures as discussed below.
Cash used in financing activities increased by $23.5 million to $108.6 million for the six months ended June 30, 2011 from $85.1 million in 2010. This increase in 2011 as compared to 2010 was primarily related to repurchases of our common stock in 2011, offset by a greater reduction in our outstanding indebtedness in 2010 coupled with an increase in stock option exercises in 2011.
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
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $283.2 million was available at July 25, 2011. At July 25, 2011, we had $89.7 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock, declare and pay dividends on our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
	(In thousands)

Beginning merchandise value	$860,899	$772,872
Inventory additions through acquisitions	3,425	265
Purchases	209,954	168,293
Depreciation of rental merchandise	(135,972)	(126,740)
Cost of goods sold	(45,408)	(37,606)
Skips and stolens	(16,947)	(14,430)
Other inventory deletions (1)	(3,198)	(8,243)

Ending merchandise value	$872,753	$754,411

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
	(In thousands)

Beginning merchandise value	$842,271	$754,067
Inventory additions through acquisitions	3,513	379
Purchases	457,261	401,833
Depreciation of rental merchandise	(268,369)	(253,851)
Cost of goods sold	(120,035)	(104,843)
Skips and stolens	(33,767)	(29,485)
Other inventory deletions (1)	(8,121)	(13,689)

Ending merchandise value	$872,753	$754,411

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $59.2 million and $29.8 million on capital expenditures during the six month periods ended June 30, 2011 and 2010, respectively, and expect to spend approximately $41.0 million for the remainder of 2011. The increase in capital expenditures for 2011 primarily related to our investment in the development of new point of sale systems and processes designed to further enhance our management information system.
Acquisitions and New Location Openings. During the first six months of 2011, we acquired accounts from six locations, opened 25 new stores, sold two stores, closed one store and consolidated eight stores into existing locations. In addition, we opened 239 RAC Acceptance kiosk locations, acquired three locations, closed nine locations and merged six locations into existing locations. The acquired locations and accounts were the result of four separate transactions with an aggregate purchase price of approximately $1.0 million.
The profitability of our stores tends to grow at a slower rate approximately five years after entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to

RENT-A-CENTER, INC. AND SUBSIDIARIES
open stores in new locations as well as increase revenue in our existing stores. We intend to accomplish such revenue growth by acquiring customer accounts on favorable terms, and seeking additional distribution channels for our products and services. We cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all. We also cannot assure you that we will be successful in identifying additional distribution channels for our products and services, or that such operations will be as profitable as we expect, or at all.
Senior Credit Facilities. As of June 30, 2011, our previous senior credit facilities consisted of a $165 million tranche A term loan, a $484 million tranche B term loan, and a $375 million revolving credit facility. As of June 30, 2011, $238.0 million was available under our previous revolving facility.
The table below shows the scheduled maturity dates of our senior term loans outstanding at June 30, 2011.

Year Ending December 31,	(In thousands)

2012	$28,959
2013	42,375
2014	215,625
2015	71,625

$358,584

On July 14, 2011, we announced the completion of the refinancing of our senior secured debt. Our new $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. On that day, we drew down the $250.0 million in term loans and $100.0 million under the revolving facility and utilized the proceeds to prepay our existing senior term debt.
The table below shows the scheduled maturity dates of our new term debt outstanding as if it was outstanding on June 30, 2011.

Year Ending December 31,	(In thousands)
2011	$12,500
2012	25,000
2013	25,000
2014	25,000
2015	25,000
Thereafter	137,500

$250,000

The full amount of the new revolving credit facility may be used for the issuance of letters of credit, of which $136.8 million had been utilized as of July 25, 2011. As of July 25, 2011, $263.2 million was available under our revolving facility. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our new senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.19% at July 25, 2011. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75% and 0.75%, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.3% to 0.55% of the average daily amount of the available revolving commitment is payable quarterly.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Our new senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).
Our new senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $250.0 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 14, 2017);

•	repurchase our capital stock and 6 5/8% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2011:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.25:1	1.58:1
Minimum fixed charge coverage ratio	No less than 1.35:1	1.50:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2011 ($609.8 million) by consolidated EBITDA for the six month period ended June 30, 2011 ($386.2 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the six month period ended June 30, 2011, as adjusted for certain capital expenditures ($500.6 million), by consolidated fixed charges for the six month period ended June 30, 2011 ($333.2 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facility would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in Rent-A-Center’s Board of Directors occurs. An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.

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
ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., who provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $20.5 million was outstanding as of June 30, 2011.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of July 25, 2011, except with respect to operating leases, which are as of June 30, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total		2011	2012-2013	2014-2015	Thereafter
	(In thousands)
Senior Debt (including current portion)	$350,000	(1)	$12,500	$50,000	$50,000	$237,500
6 5/8% Senior Notes(2)	488,812		9,938	39,750	39,750	399,374
Operating Leases	535,338		92,643	291,250	133,297	18,148
Capital Leases	293		158	135	—	—

Total(3)	$1,374,443		$115,239	$381,135	$223,047	$655,022

(1)	Amount referenced does not include interest payments. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2011 was 0.24%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	As of June 30, 2011, we have $6.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of June 30, 2011, we had purchased a total of 26,409,047 shares of Rent-A-Center common stock for an aggregate purchase price of $643.9 million under this common stock repurchase program. Through the six months ended June 30, 2011, we repurchased a total of 2,938,702 shares for approximately $92.8 million in cash. We repurchased 2,069,937 shares for $64.2 million in the second quarter of 2011.
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
Effect of New Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

RENT-A-CENTER, INC. AND SUBSIDIARIES
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2011, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%, $358.6 million in term loans and approximately $3.0 million outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at June 30, 2011, was $298.5 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We hold senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2011, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at June 30, 2011, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.6 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of June 30, 2011, we had accrued $2.8 million relating to the prospective settlement of certain putative class actions pending in California which allege various claims, including violations of California wage and hour laws.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of July 25, 2011, $350.0 million was outstanding under our senior credit facilities.
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
Rent-A-Center is a holding company, with no revenue generating operations and no assets other than its ownership interests in its direct and indirect subsidiaries. Accordingly, Rent-A-Center is dependent on the cash flow generated by its direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from its operating subsidiaries to generate the funds necessary to meet its obligations, including the obligations under the senior credit facilities and the outstanding senior unsecured notes. The ability of Rent-A-Center’s subsidiaries to pay dividends or make other payments to it is subject to applicable state laws. Should one or more of Rent-A-Center’s subsidiaries be unable to pay dividends or make distributions, its ability to meet its ongoing obligations could be materially and adversely impacted.
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
We entered the Canadian market in 2004 and operate 18 stores in Canada as of June 30, 2011. We opened our first store in Mexico in October 2010, and now operate 15 stores in Mexico as of June 30, 2011. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. In addition, these operations are subject to the potential risks of changing economic and financial conditions in each of its markets, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, difficulties in staffing and managing local operations, failure to understand the local culture and market, difficulties in protecting intellectual property, the burden of complying with foreign laws, including tax laws and financial accounting standards, and adverse local economic, political and social conditions in certain countries.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our common stock repurchase program, we are authorized to repurchase up to $800.0 million in aggregate purchase price of our common stock. As of June 30, 2011, we had repurchased a total of 26,409,047 shares of Rent-A-Center common stock for an aggregate purchase price of $643.9 million under our common stock repurchase program. In the second quarter of 2011, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(Including Fees)	Programs	(Including Fees)
April 1 through April 30	227,800	$30.4899	227,800	$213,308,082
May 1 through May 31	1,842,137	$31.0840	1,842,137	$156,047,083
June 1 through June 30

Total	2,069,937	$31.0186	2,069,937	$156,047,083
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
Robert D. Davis
Executive Vice President — Finance, Treasurer and Chief Financial Officer

Date: July 29, 2011

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 23, 2010.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.3	Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.4	Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.5	Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Franchise Financing Agreement, dated as of August 2, 2010, between ColorTyme, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.7	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.8	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.9†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.10†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.12†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.13†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.14†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.16†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.17†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.18†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.19†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)

10.20†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.22†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.24†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.25†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.29	Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Compass Bank and Wells Fargo Bank, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of July 14, 2011.)

10.30	Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed January 28, 2011.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.