Form 10-Q
period 2011-09-30
RENT A CENTER INC DE
filed 2011-10-28
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2011:

Class	Outstanding

Common stock, $.01 par value per share	58,754,647

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Statements of Earnings for the three months ended September 30, 2011 and 2010	1
Consolidated Statements of Earnings for the nine months ended September 30, 2011 and 2010	2
Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	32
SIGNATURES	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
The accompanying notes are an integral part of these statements.

i

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 1. Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended September 30,
	2011	2010
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$622,474	$576,019
Merchandise sales	52,802	44,352
Installment sales	16,348	15,599
Other	4,147	20,413
Franchise
Merchandise sales	7,250	6,975
Royalty income and fees	1,250	1,222

	704,271	664,580

Operating expenses
Direct store expenses
Cost of rentals and fees	142,796	127,573
Cost of merchandise sold	43,170	34,807
Cost of installment sales	5,655	5,507
Salaries and other expenses	405,633	389,295
Franchise cost of merchandise sold	6,926	6,680

	604,180	563,862

General and administrative expenses	33,448	30,796
Amortization and write-down of intangibles	1,261	529
Restructuring charge	7,586	—

Total operating expenses	646,475	595,187

Operating profit	57,796	69,393

Interest expense	8,811	6,085
Interest income	(91)	(282)

Earnings before income taxes	49,076	63,590

Income tax expense	17,852	23,093

NET EARNINGS	$31,224	$40,497

Basic earnings per common share	$0.52	$0.62

Diluted earnings per common share	$0.52	$0.62

Cash dividends per common share	$0.16	$0.06

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine months ended September 30,
	2011	2010
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,850,698	$1,746,390
Merchandise sales	203,041	176,780
Installment sales	49,606	45,239
Other	13,629	60,272
Franchise
Merchandise sales	23,921	22,155
Royalty income and fees	3,807	3,706

	2,144,702	2,054,542

Operating expenses
Direct store expenses
Cost of rentals and fees	417,740	387,505
Cost of merchandise sold	151,259	129,221
Cost of installment sales	17,601	15,936
Salaries and other expenses	1,197,922	1,161,887
Franchise cost of merchandise sold	22,875	21,202

	1,807,397	1,715,751

General and administrative expenses	100,048	94,744
Amortization and write-down of intangibles	3,251	3,120
Litigation settlement	2,800	—
Impairment charge	7,320	—
Restructuring charge	12,519	—

Total operating expenses	1,933,335	1,813,615

Operating profit	211,367	240,927

Interest expense	28,184	18,219
Interest income	(482)	(606)

Earnings before income taxes	183,665	223,314

Income tax expense	68,323	83,526

NET EARNINGS	$115,342	$139,788

Basic earnings per common share	$1.86	$2.13

Diluted earnings per common share	$1.84	$2.11

Cash dividends per common share	$0.28	$0.06

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$76,025	$70,727
Receivables, net of allowance for doubtful accounts of $7,976 in 2011 and $8,673 in 2010	43,441	53,890
Prepaid expenses and other assets	65,366	170,713
Rental merchandise, net
On rent	689,975	655,248
Held for rent	187,342	181,606
Merchandise held for installment sale	4,962	5,417
Property assets, net	262,789	224,639
Goodwill, net	1,325,352	1,320,467
Other intangible assets, net	11,265	5,624

	$2,666,517	$2,688,331

LIABILITIES
Accounts payable — trade	$96,389	$126,051
Accrued liabilities	289,618	288,415
Deferred income taxes	272,800	218,952
Senior debt	388,340	401,114
Senior notes	300,000	300,000

	1,347,147	1,334,532
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 107,434,737 and 105,990,704 shares issued in 2011 and 2010, respectively	1,074	1,060
Additional paid-in capital	747,462	712,600
Retained earnings	1,638,886	1,541,168
Treasury stock, 48,697,852 and 42,845,444 shares at cost in 2011 and 2010, respectively	(1,068,443)	(904,274)
Cumulative translation adjustment	391	3,245

	1,319,370	1,353,799

	$2,666,517	$2,688,331

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$115,342	$139,788
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	407,775	378,335
Bad debt expense	2,452	12,084
Stock-based compensation expense	3,420	3,125
Depreciation of property assets	47,938	47,152
Loss on sale or disposal of property assets	1,783	3,099
Amortization of intangibles	3,022	567
Amortization of financing fees	1,652	1,544
Deferred income taxes	53,848	6,708
Tax benefit related to stock option exercises	(6,536)	(2,342)
Impairment charge	7,320	—
Restructuring charge	12,519	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(452,490)	(344,636)
Receivables	7,998	(16,270)
Prepaid expenses and other assets	103,476	1,202
Accounts payable — trade	(29,662)	(9,318)
Accrued liabilities	(13,148)	(28,385)

Net cash provided by operating activities	266,709	192,653
Cash flows from investing activities
Purchase of property assets	(91,979)	(57,373)
Proceeds from sale of property assets	159	89
Acquisitions of businesses, net of cash acquired	(4,591)	(3,112)

Net cash used in investing activities	(96,411)	(60,396)
Cash flows from financing activities
Purchase of treasury stock	(164,168)	(45,869)
Exercise of stock options	26,006	9,703
Tax benefit related to stock option exercises	6,536	2,342
Payments on capital leases	(261)	(800)
Proceeds from debt	658,945	55,870
Repayments of debt	(671,719)	(170,944)
Dividends paid	(17,485)	(3,949)

Net cash used in financing activities	(162,146)	(153,647)
Effect of exchange rate changes on cash	(2,854)	362
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,298	(21,028)
Cash and cash equivalents at beginning of period	70,727	101,803

Cash and cash equivalents at end of period	$76,025	$80,775

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies and Nature of Operations.
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

Our primary operating segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At September 30, 2011, we operated 3,002 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 35 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 20 rent-to-own stores in Canada under the name “Rent-A-Centre.”

We also operate kiosk locations under the trade name “RAC Acceptance,” which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At September 30, 2011, we operated 721 RAC Acceptance locations.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2011, ColorTyme had 213 franchised stores operating in 33 states. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own program. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

From 2005 to 2010, we also offered an array of financial services in certain of our existing stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offered included, but were not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services.

New Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a financial impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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
2.	Intangible Assets and Acquisitions.

Amortizable intangible assets consist of the following (in thousands):

		September 30, 2011		December 31, 2010
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Non-compete agreements	3	$6,096	$6,087	$6,094	$6,057
Customer relationships	2	68,928	64,784	67,811	62,224
Vendor relationships	11	7,538	426	—	—

Total		$82,562	$71,297	$73,905	$68,281

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated
Amortization Expense
2011	$1,103
2012	3,528
2013	800
2014	568
2015	568
Thereafter	4,698

Total	$11,265

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in recorded goodwill follows (in thousands):

	September 30,	December 31,
	2011	2010
Balance as of January 1,	$1,320,467	$1,268,684
Additions from acquisitions	3,170	55,922
Goodwill related to stores sold or closed	(229)	(4,320	)(1)
Post purchase price allocation adjustments	1,944	181

Balance as of the end of the period	$1,325,352	$1,320,467

(1)	Includes $1.8 million of goodwill impairment related to the discontinuation of our financial services business.
Additions to goodwill due to acquisitions in the first nine months of 2011 were tax deductible.

The Rental Store, Inc.

On December 20, 2010, we acquired The Rental Store, Inc., a leading provider of consumer lease-purchase transactions through third-party retail furniture and electronics retailers. This acquisition resulted in the addition of 158 kiosks to our RAC Acceptance program as of December 31, 2010. The initial accounting for the acquisition was not finalized as of December 31, 2010 due to the timing of the transaction. In the quarter ending June 30, 2011, we recorded an adjustment of $7.5 million from goodwill to vendor relationships after the analysis of acquired intangible assets was completed. Post purchase price allocation adjustments include the vendor relationship adjustment and various other off-setting adjustments including rental merchandise as discussed in the first quarter 2011.
3.	Senior Credit Facilities. On July 14, 2011, we announced the completion of the refinancing of our senior secured debt. Our new $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. On that day, we drew down $250.0 million in term loans and $100.0 million under the revolving facility and utilized the proceeds to prepay our existing senior term debt.

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $136.8 million had been utilized as of September 30, 2011. As of September 30, 2011, $236.2 million was available under our revolving facility. The revolving credit facility and the term loan expire on July 14, 2016.

Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75% and 0.75%, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.3% to 0.55% of the average daily amount of the available revolving commitment is payable quarterly.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $250.0 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 14, 2017);

•	repurchase our capital stock and 6⅝% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2011:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.66:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.53:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2011 ($637.4 million) by consolidated EBITDA for the nine month period ended September 30, 2011 ($383.4 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the nine month period ended September 30, 2011, as adjusted for certain capital expenditures ($504.8 million), by consolidated fixed charges for the nine month period ended September 30, 2011 ($330.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.

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

We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $25.0 million, with total amounts outstanding ranging up to $127.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.	Subsidiary Guarantors.

6⅝% Senior Notes. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6⅝%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our senior credit facility. The remaining net proceeds were used to repurchase shares of our common stock.

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

The 6⅝% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313%. The 6⅝% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6⅝% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2010 indenture.

Rent-A-Center and its subsidiary guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 6⅝% notes. Rent-A-Center has no independent assets or operations, and each subsidiary guarantor is 100% owned directly or indirectly by Rent-A-Center. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.
5.	Income Taxes. We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2007. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year which also recurs in each of the taxable years 2004 through 2007. We believe the position and supporting case law applied by the IRS are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue. This matter has been docketed in the United States Tax Court for trial in November 2011. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual income, permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that could impact the annual effective tax rate include management’s assessment of certain

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

We provide for uncertain tax positions and related interest and penalties and adjust our unrecognized tax benefits, accrued interest and penalties in the normal course of our business. At September 30, 2011, our unrecognized tax benefits had increased by $1.9 million from December 31, 2010.
6.	Fair Value. At September 30, 2011, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2011 and December 31, 2010, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on observable market data. At September 30, 2011, the fair value of our senior notes was $279.6 million, which was approximately $20.4 million below their carrying value of $300.0 million. At December 31, 2010, the fair value of our senior notes was $299.8 million, which was approximately $200,000 below their carrying value of $300.0 million.
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
7.	Impairment Charge.
Our impairment charge consists of the following (in thousands):

Nine months ended
September 30, 2011
Loan write-down	$2,569
Fixed asset disposal	1,172
Other	3,579

Total	$7,320

During the fourth quarter of 2010, we recorded a pre-tax impairment charge of $18.9 million, which primarily related to fixed asset disposals, goodwill impairment, loan write-downs, and other miscellaneous items as a result of the discontinuation of our financial services business. During the first quarter of 2011, we recorded a pre-tax impairment charge of approximately $7.3 million related to additional loan write-downs, fixed asset disposals (store reconstruction), and other miscellaneous items. The impairment charges were based on the amount that the carrying value exceeded the estimated fair value of the assets. The fair value was based on our historical experience with store acquisitions and divestitures, which are Level 3 inputs.
8.	Restructuring Charges. During the third quarter of 2011, we recorded a pre-tax restructuring charge of $7.6 million related to the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third party grocery stores, all of which had been operated on a test basis, as well as the closure of 26 core rent-to-own stores following the sale of all customer accounts at those locations. The charge with respect to these closings relates primarily to lease terminations, fixed asset disposals, and other miscellaneous items. We expect to use approximately $4.2 million of cash on hand for future

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments, which primarily relate to lease obligations. We expect the lease obligations will be substantially completed in 24 to 30 months, with total completion no later than the second quarter of 2016.

During the second quarter of 2011, we recorded a pre-tax restructuring charge of approximately $4.9 million in connection with the December 2010 acquisition of The Rental Store, Inc. This charge related to post-acquisition lease terminations. We expect to use approximately $2.5 million of cash on hand for future payments. We expect the lease obligations will be substantially completed in 18 to 24 months, with total completion no later than the fourth quarter of 2017.
9.	Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. We have repurchased a total of 29,322,753 shares and 23,470,345 shares of Rent-A-Center common stock for an aggregate purchase price of $715.5 million and $551.2 million as of September 30, 2011 and December 31, 2010, respectively, under this common stock repurchase program. We repurchased 2,913,706 shares for $71.5 million in the third quarter of 2011. Through the nine months ended September 30, 2011, we repurchased a total of 5,852,408 shares for approximately $164.3 million in cash.
10.	Earnings Per Share.
Basic and diluted earnings per common share were calculated as follows:

	Three months ended September 30, 2011
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$31,224	60,030	$0.52
Effect of dilutive stock options	—	474

Diluted earnings per common share	$31,224	60,504	$0.52

	Three months ended September 30, 2010
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$40,497	65,094	$0.62
Effect of dilutive stock options	—	652

Diluted earnings per common share	$40,497	65,746	$0.62

	Nine months ended September 30, 2011
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$115,342	61,944	$1.86
Effect of dilutive stock options	—	704

Diluted earnings per common share	$115,342	62,648	$1.84

	Nine months ended September 30, 2010
		Weighted
(In thousands, except per share data)	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$139,788	65,579	$2.13
Effect of dilutive stock options	—	766

Diluted earnings per common share	$139,788	66,345	$2.11

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three months ended September 30, 2011 and 2010, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, were 1,297,560 and 2,366,676, respectively.

For the nine months ended September 30, 2011 and 2010, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, were 577,742 and 2,044,471, respectively.

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
Our Business
We are the largest operator in the United States rent-to-own industry with an approximate 35% market share based on store count. At September 30, 2011, we operated 3,002 company-owned stores nationwide and in Canada, Puerto Rico and Mexico, including 35 retail installment sales stores under the names “Get It Now” and “Home Choice,” and 20 rent-to-own stores located in Canada under the name “Rent-A-Centre.” Our subsidiary, ColorTyme, is a national franchisor of rent-to-own stores. At September 30, 2011, ColorTyme had 213 franchised rent-to-own stores in 33 states. These franchise stores represent an additional 2% market share based on store count.
As part of our current growth strategy, we are focused on seeking additional distribution channels for our products and services. We operate kiosk locations under the “RAC Acceptance” model, which offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. These kiosks are located within such retailer’s store locations. At September 30, 2011, we operated 721 RAC Acceptance locations.
In addition, we are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. At September 30, 2011, we operated 20 stores in Canada and 24 stores in Mexico.
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
As of September 30, 2011, the amount accrued for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $121.9 million, as compared to $130.3 million at December 31, 2010. If any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently accrued.
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we accrue for loss contingencies that are both probable and reasonably estimable.
Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of September 30, 2011, we had

RENT-A-CENTER, INC. AND SUBSIDIARIES
accrued $2.8 million relating to the prospective settlement of certain putative class actions pending in California which allege various claims, including violations of California wage and hour laws. At December 31, 2010, we had no accrual relating to probable losses for our outstanding litigation.
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
Revenue from financial services is recognized depending on the type of transaction. Fees collected on loans are recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue is recognized at the time the service is performed.
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
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based awards requires information about several variables including, but not limited to, expected stock volatility over the terms of the awards, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the nine months ended September 30, 2011 were valued using the binomial method pricing model with the following assumptions for employee options: expected volatility of 33.42% to 50.12%, a risk-free interest rate of 0.20% to 1.78%, a dividend yield of 1.70%, and an expected life of 6.05 years. During the nine months ended September 30, 2011, we recognized $3.4 million in pre-tax compensation expense related to stock options and restricted stock units granted.
Results of Operations
Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010
Store Revenue. Total store revenue increased by $88.3 million, or 4.4%, to $2,117.0 million for the nine months ended September 30, 2011 from $2,028.7 million for the nine months ended September 30, 2010. This increase in total store revenue was primarily due to the revenue growth of the RAC Acceptance business, offset by a reduction in revenues related to the discontinuation of our financial services business.
Same store revenues represent those revenues earned in 2,675 stores that were operated by us for each of the entire nine month periods ended September 30, 2011 and 2010. Same store revenues increased by $7.8 million, or 0.4%, to $1,753.4 million for the nine months ended September 30, 2011 as compared to $1,745.6 million in 2010.
Franchise Revenue. Total franchise revenue increased by $1.8 million, or 7.2%, to $27.7 million for the nine months ended September 30, 2011 as compared to $25.9 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the nine months ended September 30, 2011 increased by $30.2 million, or 7.8%, to $417.7 million as compared to $387.5 million in 2010. This increase in cost of rentals and fees was primarily attributable to an increase in rental and fee revenue in 2011 as compared to 2010. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.6% for the nine months ended September 30, 2011 as compared to 22.2% in 2010.
Cost of Merchandise Sold. Cost of merchandise sold increased by $22.1 million, or 17.1%, to $151.3 million for the nine months ended September 30, 2011 from $129.2 million in 2010. The gross margin percent of merchandise sales decreased to 25.5% for the nine months ended September 30, 2011 from 26.9% in 2010. This decrease was primarily the result of a lower margin on merchandise sales in the RAC Acceptance business in 2011 as compared to 2010.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Salaries and Other Expenses. Salaries and other expenses increased by $36.0 million, or 3.1%, to $1,197.9 million for the nine months ended September 30, 2011 as compared to $1,161.9 million in 2010. This increase was primarily attributable to increased expenses associated with our strategic growth initiatives in 2011 as compared to 2010. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.5% for the nine months ended September 30, 2011 as compared to 2.3% in 2010. Salaries and other expenses expressed as a percentage of total store revenue decreased slightly to 56.6% for the nine months ended September 30, 2011 from 57.3% in 2010.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $1.7 million, or 7.9%, to $22.9 million for the nine months ended September 30, 2011 as compared to $21.2 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
General and Administrative Expenses. General and administrative expenses increased by $5.3 million, or 5.6%, to $100.0 million for the nine months ended September 30, 2011 as compared to $94.7 million in 2010. This increase was primarily the result of an increase in expenses associated with our strategic growth initiatives in 2011 as compared to 2010. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.7% for the nine months ended September 30, 2011 from 4.6% in 2010.
Amortization and Write-Down of Intangibles. Amortization of intangibles increased by $131,000, or 4.2%, to $3.3 million for the nine months ended September 30, 2011 from $3.1 million in 2010. This increase was primarily attributable to an increase in amortization of vendor relationships and customer contracts recorded as a result of the acquisition of The Rental Store, Inc., offset by a decrease in the write-down of goodwill for stores sold or closed in 2011 as compared to 2010.
Operating Profit. Operating profit decreased by $29.5 million, or 12.3%, to $211.4 million for the nine months ended September 30, 2011 as compared to $240.9 million in 2010. Operating profit as a percentage of total revenue decreased to 9.9% for the nine months ended September 30, 2011 from 11.7% for 2010. These decreases were primarily attributable to a $12.5 million restructuring charge in 2011 for the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third party grocery stores, the closure of 26 core rent-to-own stores following the sale of all customer accounts at those locations, post-acquisition lease terminations related to the acquisition of The Rental Store, a $7.3 million impairment charge in 2011 related to the discontinuation of our financial services business, and an increase in expenses associated with our strategic growth initiatives in 2011 as compared to 2010.
Interest Expense. Interest expense increased by $10.0 million, or 54.7%, to $28.2 million for the nine months ended September 30, 2011 as compared to $18.2 million in 2010. This increase was primarily attributable to the interest associated with our senior notes issued in the fourth quarter of 2010 and an increase in our weighted average interest rate to 5.52% for the nine months ended September 30, 2011 as compared to 3.81% in 2010 due to an increase in the Eurodollar rate in 2011 as compared to 2010, offset by a decrease in our senior term loans in 2011 as compared to 2010.
Net Earnings. Net earnings decreased by $24.5 million, or 17.5%, to $115.3 million for the nine months ended September 30, 2011 as compared to $139.8 million in 2010. This decrease was primarily attributable to a decrease in operating profit and an increase in interest expense, offset by a decrease in income tax expense in 2011 as compared to 2010.
Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010
Store Revenue. Total store revenue increased by $39.4 million, or 6.0%, to $695.8 million for the three months ended September 30, 2011 from $656.4 million for the three months ended September 30, 2010. This increase in total store revenue was primarily due to the revenue growth of the RAC Acceptance business, offset by a reduction in revenues related to the discontinuation of our financial services business.
Same store revenues represent those revenues earned in 2,828 stores that were operated by us for each of the entire three month periods ended September 30, 2011 and 2010. Same store revenues increased by $11.4 million, or 2.0%, to $589.5 million for the three months ended September 30, 2011 as compared to $578.1 million in 2010. The increase in same store revenues was primarily attributable to an increase in the number of units on rent in the third quarter of 2011 as compared to 2010.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Franchise Revenue. Total franchise revenue increased by $303,000, or 3.7%, to $8.5 million for the three months ended September 30, 2011 as compared to $8.2 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise and the costs associated with our membership programs. Cost of rentals and fees for the three months ended September 30, 2011 increased by $15.2 million, or 11.9%, to $142.8 million as compared to $127.6 million in 2010. This increase in cost of rentals and fees was primarily attributable to an increase in rental and fee revenue in 2011 as compared to 2010. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.9% for the three months ended September 30, 2011 as compared to 22.1% in 2010.
Cost of Merchandise Sold. Cost of merchandise sold increased by $8.4 million, or 24.0%, to $43.2 million for the three months ended September 30, 2011 from $34.8 million in 2010. The gross margin percent of merchandise sales decreased to 18.2% for the three months ended September 30, 2011 from 21.5% in 2010. This decrease is primarily the result of a lower margin on merchandise sales in the RAC Acceptance business in 2011 as compared to 2010.
Salaries and Other Expenses. Salaries and other expenses increased by $16.3 million, or 4.2%, to $405.6 million for the three months ended September 30, 2011 as compared to $389.3 million in 2010. This increase was primarily attributable to increased expenses associated with our strategic growth initiatives in 2011 as compared to 2010. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.9% for the three months ended September 30, 2011 as compared to 2.6% in 2010. Salaries and other expenses expressed as a percentage of total store revenue decreased to 58.3% for the three months ended September 30, 2011 from 59.3% in 2010.
Franchise Cost of Merchandise Sold. Franchise cost of merchandise sold increased by $246,000, or 3.7%, to $6.9 million for the three months ended September 30, 2011 as compared to $6.7 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.
General and Administrative Expenses. General and administrative expenses increased by $2.6 million, or 8.6%, to $33.4 million for the three months ended September 30, 2011 as compared to $30.8 million in 2010. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.7% for the three months ended September 30, 2011 from 4.6% in 2010.
Amortization and Write-Down of Intangibles. Amortization of intangibles increased by $732,000, or 138.4%, to $1.3 million for the three months ended September 30, 2011 from $529,000 in 2010. This increase was primarily attributable to an increase in amortization of vendor relationships and customer contracts recorded as a result of the acquisition of The Rental Store, Inc., in 2011 as compared to 2010.
Operating Profit. Operating profit decreased by $11.6 million, or 16.7%, to $57.8 million for the three months ended September 30, 2011 as compared to $69.4 million in 2010. Operating profit as a percentage of total revenue decreased to 8.2% for the three months ended September 30, 2011 from 10.4% for 2010. These decreases were primarily attributable to a $7.6 million restructuring charge in the third quarter of 2011 for the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third party grocery stores, as well as the closure of 26 core rent-to-own stores following the sale of all customer accounts at those locations, and an increase in expenses associated with our strategic growth initiatives in 2011 as compared to 2010.
Interest Expense. Interest expense increased by $2.7 million, or 44.8%, to $8.8 million for the three months ended September 30, 2011 as compared to $6.1 million in 2010. This increase was primarily attributable to the interest associated with our senior notes issued in the fourth quarter of 2010 and an increase in our weighted average interest rate to 5.19% for the three months ended September 30, 2011 as compared to 3.96% in 2010 due to an increase in the Eurodollar rate, offset by a decrease in our senior term loans in 2011 as compared to 2010.
Net Earnings. Net earnings decreased by $9.3 million, or 22.9%, to $31.2 million for the three months ended September 30, 2011 as compared to $40.5 million in 2010. This decrease was primarily attributable to a decrease in operating profit and an increase in interest expense, offset by a decrease in income tax expense in 2011 as compared to 2010.

RENT-A-CENTER, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Cash provided by operating activities increased by $74.0 million to $266.7 million for the nine months ended September 30, 2011 from $192.7 million in 2010. This increase was primarily attributable to several noncash items, including $47.1 million in deferred taxes; a $12.5 million restructuring charge for the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third party grocery stores, the closure of 26 core rent-to-own stores following the sale of all customer accounts at those locations, and post-acquisition lease terminations related to the acquisition of The Rental Store; and a $7.3 million impairment charge related to the discontinuation of our financial services business, as well as prepaid expenses due to tax refunds of approximately $110.0 million received in the first quarter of 2011, offset by the use of cash to purchase approximately $107.0 million of rental merchandise.
Cash used in investing activities increased by $36.0 million to $96.4 million for the nine months ended September 30, 2011 from $60.4 million in 2010. This increase in 2011 as compared to 2010 was primarily related to an increase in capital expenditures as discussed below.
Cash used in financing activities increased by $8.5 million to $162.1 million for the nine months ended September 30, 2011 from $153.6 million in 2010. This increase in 2011 as compared to 2010 was primarily related to repurchases of our common stock and payment of dividends in 2011, offset by a greater reduction in our outstanding indebtedness in 2010 coupled with an increase in stock option exercises in 2011.
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
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $292.1 million was available at October 24, 2011. At October 24, 2011, we had $65.2 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock, declare and pay dividends on our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010
	(In thousands)
Beginning merchandise value	$872,753	$754,411
Inventory additions through acquisitions	871	451
Purchases	229,962	156,922
Depreciation of rental merchandise	(139,406)	(124,484)
Cost of goods sold	(48,825)	(40,314)
Skips and stolens	(20,880)	(17,329)
Other inventory deletions (1)	(12,196)	(8,459)

Ending merchandise value	$882,279	$721,198

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
	(In thousands)
Beginning merchandise value	$842,271	$754,067
Inventory additions through acquisitions	4,384	830
Purchases	687,223	558,755
Depreciation of rental merchandise	(407,775)	(378,335)
Cost of goods sold	(168,860)	(145,157)
Skips and stolens	(54,647)	(46,814)
Other inventory deletions (1)	(20,317)	(22,148)

Ending merchandise value	$882,279	$721,198

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $92.0 million and $57.4 million on capital expenditures during the nine month periods ended September 30, 2011 and 2010, respectively, and expect to spend approximately $25.0 million for the remainder of 2011. The increase in capital expenditures for 2011 primarily related to our investment in the development of new point of sale systems and processes designed to further enhance our management information system, our international and domestic expansion and costs associated with store reimaging.
Acquisitions and New Location Openings. During the first nine months of 2011, we acquired accounts from 29 locations, opened 52 new stores, acquired five stores, sold 30 stores, closed nine stores and consolidated 24 stores into existing locations. In addition, we opened 359 RAC Acceptance kiosk locations, acquired five locations, closed 18 locations and

RENT-A-CENTER, INC. AND SUBSIDIARIES
merged nine locations into existing locations. The acquired locations and accounts were the result of 11 separate transactions with an aggregate purchase price of approximately $4.6 million.
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
Senior Credit Facilities. Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.
The table below shows the scheduled maturity dates of our senior term loans outstanding at September 30, 2011.

Year Ending December 31,	(In thousands)
2011	$6,250
2012	25,000
2013	25,000
2014	25,000
2015	25,000
Thereafter	137,500

$243,750

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $117.3 million had been utilized as of October 24, 2011. As of October 24, 2011, $277.7 million was available under our revolving facility. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.38% at October 24, 2011. The margins on the Eurodollar rate and on the prime rate, which are initially 1.75% and 0.75%, respectively, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.3% to 0.55% of the average daily amount of the available revolving commitment is payable quarterly.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:
•	incur additional debt in excess of $250.0 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 14, 2017);

•	repurchase our capital stock and 6⅝% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

RENT-A-CENTER, INC. AND SUBSIDIARIES
•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2011:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.66:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.53:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2011 ($637.4 million) by consolidated EBITDA for the nine month period ended September 30, 2011 ($383.4 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the nine month period ended September 30, 2011, as adjusted for certain capital expenditures ($504.8 million), by consolidated fixed charges for the nine month period ended September 30, 2011 ($330.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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
We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $25.0 million, with total amounts outstanding ranging up to $127.0 million. The amounts drawn are generally outstanding for a short period of time and are generally paid down as cash is received from our operating activities.
6⅝% Senior Notes. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6⅝%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our senior credit facility. The remaining net proceeds were used to repurchase shares of our common stock.

RENT-A-CENTER, INC. AND SUBSIDIARIES
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
The 6⅝% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313%. The 6⅝% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6⅝% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2010 indenture.
Store Leases. We lease space for substantially all of our stores and service center locations, as well as regional offices, under operating leases expiring at various times through 2021. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., who provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $20.4 million was outstanding as of September 30, 2011.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total		2011	2012-2013	2014-2015	Thereafter
	(In thousands)
Senior Debt (including current portion)	$388,340	(1)	$6,250	$67,590	$50,000	$264,500
6⅝% Senior Notes(2)	488,812		9,938	39,750	39,750	399,374
Operating Leases	554,038		47,690	317,063	159,774	29,511
Capital Leases	105		19	86	—	—

Total(3)	$1,431,295		$63,897	$424,489	$249,524	$693,385

(1)	Amount referenced does not include interest payments. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2011 was 0.47%.

RENT-A-CENTER, INC. AND SUBSIDIARIES

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	As of September 30, 2011, we have $8.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.
Repurchases of Outstanding Securities. Our Board of Directors has authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of September 30, 2011, we had purchased a total of 29,322,753 shares of Rent-A-Center common stock for an aggregate purchase price of $715.5 million under this common stock repurchase program. Through the nine months ended September 30, 2011, we repurchased a total of 5,852,408 shares for approximately $164.3 million in cash. We repurchased 2,913,706 shares for $71.5 million in the third quarter of 2011.
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
Effect of New Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a financial impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2011, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6⅝%, $243.8 million in term loans, $127.0 million on our revolving credit facility and $17.5 million outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 6⅝% senior notes, based on the closing price at September 30, 2011, was $279.6 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We hold senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2011, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at September 30, 2011, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.8 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of September 30, 2011, we had accrued $2.8 million relating to the prospective settlement of certain putative class actions pending in California which allege various claims, including violations of California wage and hour laws.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of September 30, 2011, $388.3 million was outstanding under our senior credit facilities.
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
We entered the Canadian market in 2004 and operate 20 stores in Canada as of September 30, 2011. We opened our first store in Mexico in October 2010, and now operate 24 stores in Mexico as of September 30, 2011. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. In addition, these operations are subject to the potential risks of changing economic and financial conditions in each of its markets, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, difficulties in staffing and managing local operations, failure to understand the local culture and market, difficulties in protecting intellectual property, the burden of complying with foreign laws, including tax laws and financial accounting standards, and adverse local economic, political and social conditions in certain countries.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our common stock repurchase program, we are authorized to repurchase up to $800.0 million in aggregate purchase price of our common stock. As of September 30, 2011, we had repurchased a total of 29,322,753 shares of Rent-A-Center common stock for an aggregate purchase price of $715.5 million under our common stock repurchase program. In the third quarter of 2011, we effected the following repurchases of our common stock:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under the
	of Shares	Paid per Share	Announced Plans or	Plans or Programs
Period	Purchased	(Including Fees)	Programs	(Including Fees)
July 1 through July 31	218,800	$27.1035	218,800	$150,116,829
August 1 through August 31	2,694,906	$24.3426	2,694,906	$84,515,744
September 1 through September 30
Total	2,913,706	$24.5500	2,913,706	$84,515,744
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
Robert D. Davis
Executive Vice President — Finance, Treasurer and Chief Financial Officer

Date: October 28, 2011

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 28, 2011.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.3	Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.4	Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.5	Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

INDEX TO EXHIBITS

Exhibit No.	Description
10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Franchise Financing Agreement, dated as of August 2, 2010, between ColorTyme, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.7	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.8	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.9†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.10†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.12†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.13†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.14†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.16†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.17†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.18†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

INDEX TO EXHIBITS

Exhibit No.	Description
10.19†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)

10.20†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.22†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.24†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.25†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.29	Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Compass Bank and Wells Fargo Bank, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of July 14, 2011.)

10.30	Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed January 28, 2011.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

INDEX TO EXHIBITS

Exhibit No.	Description
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.