Form 10-K
period 2011-12-31
RENT A CENTER INC DE
filed 2012-02-28
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the 59,889,243 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2011	$1,830,215,266
Number of shares of Common Stock outstanding as of the close of business on February 17, 2012:	59,299,369

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

History of Rent-A-Center

Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of Rent-A-Center, Inc., the parent, and any or all of its direct and indirect subsidiaries.

We are the largest rent-to-own operator in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers, furniture and accessories, under flexible rental purchase agreements with no long-term obligation.

We were incorporated in Delaware in 1986. From 1993 to 2006, we pursued an aggressive growth strategy in which we opened new stores and sought to acquire underperforming rent-to-own stores to which we could apply our operating model. As a result of this strategy, the number of our locations grew from 27 to over 3,400 in 2006, primarily through acquisitions. We acquired over 3,300 stores during this period, including approximately 390 of our franchised stores. These acquisitions occurred in approximately 200 separate transactions, including ten transactions in each of which we acquired in excess of 50 locations. In addition, we strategically opened or acquired stores near market areas served by our existing stores (“cannibalized”) to enhance service levels, gain incremental sales and increase market penetration.

As our U.S. store base matured, we began to focus on acquiring new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. The number of RAC Acceptance locations increased by 95% from 2010 to 2011 and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners. In addition, we are expanding our rent-to-own store operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand.

Throughout our history, our operations have generated strong cash flow, averaging $280.2 million in operating cash flow per year since 2002. As a result, we have been able to invest in new business opportunities, execute strategic acquisitions, expand into different markets, as well as make ongoing improvements in our support infrastructure, while maintaining a strong balance sheet.

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

The Rental Purchase Transaction

The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the rental purchase transaction include:

Brand name merchandise.    We offer well known brands such as Sony, Philips, LG, Panasonic, Toshiba and Mitsubishi home electronics; Whirlpool appliances; Toshiba, Sony, Hewlett-Packard, Dell, Acer, Compaq and Apple computers; and Ashley, England, Standard, Albany and Klaussner furniture.

Convenient payment options.    Our customers may make weekly, semi-monthly or monthly payments, in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Approximately 78% of our agreements are on a weekly term.

No negative consequences.    A customer may terminate a rental purchase agreement at any time without penalty.

No credit needed.    Generally, we do not conduct a formal credit investigation of our customers. We verify a customer’s residence and sources of income. References provided by the customer are also contacted to verify the information contained in the rental purchase order form.

Delivery & set-up included.    We generally offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer.

Product maintenance & replacement.    We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our network of service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. If the product cannot be repaired, we will replace it with a product of comparable quality, age and condition.

Lifetime reinstatement.    If a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may later re-rent the same piece of merchandise (or if unavailable, a substitute of comparable quality, age and condition) on the terms that existed at the time the merchandise was returned, and pick up payments where they left off without losing what they previously paid. We estimate that approximately 77% of our business in our Core U.S. segment (see below) is from repeat customers.

Flexible options to obtain ownership.    Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of seven to 24 months, depending upon the product type, or exercises a specified early purchase option.

Our Operating Segments

We report four operating segments: Core U.S., RAC Acceptance, International, and ColorTyme. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report, and financial information regarding these segments is provided in Note R in the Notes to the Consolidated Financial Statements contained in this report.

Core U.S.

Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 91% of our consolidated net revenues and substantially all of our net earnings for the year ended December 31, 2011. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. Periodically, we critically evaluate the markets in which we operate and will close, sell or merge underperforming stores.

Our strategy to grow further the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At December 31, 2011, we operated 2,994 company-owned stores nationwide and in Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice.”

RAC Acceptance

Through our RAC Acceptance segment, we generally provide an onsite rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store RAC Acceptance representative who explains an alternative transaction for acquiring the use and ownership of the merchandise. Because we neither require nor perform a credit check for the approval of the rental purchase transaction, applicants who meet the basic criteria are generally approved. We believe our RAC Acceptance program is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the inventory item directly from it and future rental payments are generally made at the retailer’s location. We believe consumers also benefit from our RAC Acceptance program because they are able to obtain the products they want and need without the necessity of credit.

Each RAC Acceptance kiosk location typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. Accordingly, start-up costs with respect to a new RAC Acceptance location are minimal. Likewise, any exit costs associated with the closure of a RAC Acceptance location would also be immaterial on an individual basis.

We rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer returns rented merchandise, we pick it up at no additional charge. Merchandise returned from a RAC Acceptance kiosk location is offered for rent at one of our Core U.S. store locations.

We intend to grow the RAC Acceptance segment by increasing the number of our retail partners. In addition, our strategy includes expanding customer awareness of the rent-to-own transaction by implementing joint marketing efforts with our retail partners. As of December 31, 2011, we operated 750 kiosk locations inside furniture and electronics retailers located in 34 states and Puerto Rico. We expect to add approximately 200 kiosk locations during 2012.

International

Our International segment currently consists of company-owned store locations in Canada and Mexico. We are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.

In Canada, we are focusing on improving operational efficiencies in our existing stores. At December 31, 2011, we operated 28 stores and expect to add approximately ten rent-to-own store locations in 2012.

In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At December 31, 2011, we operated 52 stores and expect to add approximately 60 rent-to-own store locations in 2012.

ColorTyme

ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2011, ColorTyme franchised 216 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories. During 2011, ten new franchise locations were added, three locations were acquired, three locations were sold (all of which we purchased) and three locations were closed.

All of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks and logos. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. Because ColorTyme franchisees generally offer a product selection similar to ours, ColorTyme is able to offer franchisees the benefit of our combined purchasing power.

As franchisor, ColorTyme receives royalties of 2.0% to 4.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $20,000 per new location.

Some of ColorTyme’s franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.

The following table summarizes our locations allocated among these operating segments as of December 31:

	2011	2010	2009
Core U.S.	2,994	2,985	2,989
RAC Acceptance	750	384	82
International
Canada	28	18	18
Mexico	52	5	—
ColorTyme	216	209	210

Total locations	4,040	3,601	3,299

The following discussion applies generally to all of our operating segments, unless otherwise noted.

Rent-A-Center Store Operations

Store Design

Our Core U.S. stores average approximately 4,700 square feet and are located primarily in strip centers. Because we utilize “just in time” inventory strategies in our Core U.S. stores, receiving merchandise shipments in relatively small quantities directly from vendors, we are able to dedicate approximately 75% of the store space to showroom floor, and also eliminate warehousing costs. We continually evaluate store design in an effort to improve our customers’ in-store experience. Stores are remodeled approximately every five years.

RAC Acceptance kiosks are located within the premises of third-party retailers. Each kiosk typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer.

Our International stores are generally similar to those in the Core U.S., although there may be differences attributable to the country in which such store is located.

Product Selection

Our Core U.S. and International stores generally offer merchandise from four basic product categories: consumer electronics, appliances, computers, furniture and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

Consumer electronic products offered by our stores include high definition televisions, home theatre systems, video game consoles and stereos from top name-brand manufacturers such as Sony, Philips, LG, Panasonic, Toshiba, Mitsubishi and Microsoft. We offer major appliances manufactured by Whirlpool, including refrigerators, freezers, washing machines, dryers, and ranges. We offer desktop, laptop and tablet computers from Toshiba, Sony, Hewlett-Packard, Dell, Acer, Compaq and Apple. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Ashley, England, Standard, Albany, Klaussner and other top name-brand manufacturers. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

The merchandise assortment may vary in our International stores according to market characteristics and consumer demand unique to the particular country in which we are operating. For example, in Mexico, the appliances we offer are sourced locally, providing our customers in Mexico the look and feel to which they are accustomed in that product category.

RAC Acceptance locations offer the merchandise as available at the applicable third-party retailer.

For each of the three years in the period ended December 31, 2011, furniture and accessories accounted for approximately 34% of our consolidated store rental revenue, consumer electronic products for 32%, and appliances and computers for 17% each.

Product Turnover

On average, a minimum rental term of 15 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. A product’s initial rental period and each re-rental period is considered product turnover. On average, a product is rented (turned over) three times before a customer acquires ownership. Ownership is attained in approximately 25% of rental purchase agreements in the Core U.S. segment. The average total life for each product in our system is approximately 16 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by product turnover and the key features of rental purchase transactions, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.

Collections

Store managers use our management information system to track collections on a daily basis. Generally, our goal is to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening. For fiscal years 2011, 2010, and 2009, the average week ending past due percentages in our Core U.S. stores were 7.07%, 6.90% and 6.50%, respectively. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between our employees and customers, and the availability of lifetime reinstatement.

If a customer in a Core U.S. store does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due. Charge offs due to customer stolen merchandise in our Core U.S. stores, expressed as a percentage of rental store revenues, were approximately 2.5% in 2011, and 2.3% in each of 2010 and 2009.

Management

Our executive management team averages over 20 years of rent-to-own or similar retail experience and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. In addition, our regional and district managers have long tenures with us, and we have a history of promoting management personnel from within. We believe this extensive industry and company experience will allow us to effectively execute our domestic and international growth strategies.

Purchasing and Distribution

We utilize a centralized inventory management system that includes automated merchandise replenishment. Our automated replenishment system uses perpetual inventory records to analyze individual store requirements, as well as other pertinent information such as delivery and return forecasts, blanket orders, predetermined inventory levels, and vendor performance, to generate recommended merchandise order information. These recommended orders are reviewed by the store manager and delivered electronically to our vendors. The stores also have online access to determine whether other stores in their market may have merchandise available. This centralized inventory management system allows us to retain tight control over our inventory, improve the diversity and assortment of merchandise in our stores, and assist us in having the right products available at the right time. In addition, this centralized inventory management system requires less involvement by our store employees resulting in more time available for customer service and sales activities.

All merchandise is shipped by vendors directly to each Core U.S. and Canadian store, where it is held for rent. We do not utilize any distribution centers in the United States or Canada. In Mexico, we are using distribution centers to manage inventory flow among stores.

In our Core U.S. and International segments, we purchase our rental merchandise from a variety of manufacturers and distributors. In 2011, approximately 12.3% and 11.7%, respectively, of merchandise purchases were attributable to Ashley and Whirlpool. No other brand accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.

In our RAC Acceptance segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a rental purchase agreement with us.

With respect to our ColorTyme segment, the franchise agreement requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 19.3% and 12.6% of merchandise purchased by ColorTyme in 2011, respectively.

Marketing

We promote our products and services through television and radio commercials, print advertisements, Internet sites, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, prompt delivery, price match, service at no extra cost, lifetime reinstatement and the absence of initial deposits, credit investigations or long-term obligations. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rent-to-own transaction. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to credit as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Advertising expense as a percentage of store revenue for the years ended December 31, 2011, 2010 and 2009 was 2.7%, 2.9% and 2.9%. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.

ColorTyme has established national advertising funds for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross revenue from each franchisee as contributions to the fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of advertising in print, television and radio. ColorTyme also has the right to require franchisees to expend up to 3% of their monthly gross revenue on local advertising.

Industry & Competition

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

The rent-to-own industry is highly competitive. Our stores compete with other national, regional and local rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service, and rental rates and terms.

Seasonality

Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.

Trademarks

We own various trademarks and service marks, including Rent-A-Center® and RAC Worry-Free Guarantee® that are used in connection with our operations and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we have obtained trademark registrations in Canada, Mexico, and certain other foreign jurisdictions. We believe we hold the necessary rights for protection of the trademarks and service marks essential to our business. The products held for rent in our stores also bear trademarks and service marks held by their respective manufacturers.

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

Employees

As of February 17, 2012, we had approximately 19,700 employees, of whom 694 are assigned to our headquarters and the remainder of whom are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are currently covered by a collective bargaining agreement. We believe relationships with our employees are generally good.

Government Regulation

Core U.S. & RAC Acceptance

State Regulation.    Currently, 46 states, the District of Columbia and Puerto Rico have rental purchase statutes that recognize and regulate rental purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Ten states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product. Four states limit the cash price of merchandise to amounts ranging from 1.56 to 2.5 times our cost for each item.

Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate 13 Home Choice stores in Minnesota.

North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 125 rent-to-own stores and 38 RAC Acceptance locations in North Carolina.

Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe conform with the retail installment sales act. We operate 26 Get It Now stores in Wisconsin and 44 Rent-A-Center stores in New Jersey.

Federal Regulation.    To date, no comprehensive federal legislation has been enacted regulating or otherwise impacting the rental purchase transaction. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) does not regulate leases with terms of 90 days or less. Because the rent-to-own transaction is for a term of week to week, or at most, month to month, it is not covered by the Dodd-Frank Act. Established federal law deems the term of a lease to be its minimum term regardless of extensions or renewals, if any. We do, however, comply with the Federal Trade Commission recommendations for disclosure in rental purchase transactions.

In certain states, we utilize a form of consumer lease rather than our typical rental purchase agreement. Our consumer lease differs from a rental purchase agreement primarily in that it has an initial lease term exceeding four months. As a result of this difference, our consumer lease is governed by federal and state laws and regulations other than the applicable state rental purchase statute. The federal regulations applicable to the consumer lease require certain disclosures similar to the rent-to-own statutes, but are generally less restrictive as to pricing and other charges. Since the initial term of our consumer lease exceeds 90 days, this consumer lease is subject to regulation by the Consumer Financial Protection Agency established under the Dodd-Frank Act. We currently utilize this consumer lease in two states.

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

International

No comprehensive legislation regulating the rent-to-own transaction has been enacted in Canada or Mexico. We use substantially the same rental purchase transaction in those countries as in the Core U.S. stores, but with such additional provisions as we believe may be necessary to comply with such country’s specific laws and customs.

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

Future revenue and earnings growth depends on our ability to execute our growth strategies.

Our Core U.S. store base is mature. As a result, our same store sales have increased more slowly than in historical periods, or in some cases, decreased. Accordingly, we are focused on acquiring new customers through sources other than our existing U.S. rent-to-own stores, as well as seeking additional distribution channels for our products and services. Our primary growth strategies are our RAC Acceptance and International segments. Effectively managing growth can be challenging, particularly as we continue to expand into channels outside our traditional rent-to-own store model and expand internationally. This growth places significant demands on management and operational systems. If we are unable to successfully execute these growth strategies, our revenue and earnings may grow more slowly or even decrease.

We are highly dependent on the financial performance of our Core U.S. operating segment.

Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 91% of our consolidated net revenues and substantially all of our net earnings for the year ended December 31, 2011. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.

Our RAC Acceptance segment depends on the success of our third-party retail partners and our continued relationship with them.

Our RAC Acceptance segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retailer’s election. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our RAC Acceptance segment to lose customers, substantially decreasing the revenues and earnings of our RAC Acceptance segment. This could adversely affect our financial results and slow our overall growth. In 2011, approximately 28.9% of the total revenue of the RAC Acceptance segment originated at our RAC Acceptance kiosks located in stores operated by a nationwide furniture retailer and 68 of its licensees, collectively. An additional approximately 37.3% of the total revenues in the RAC Acceptance segment in 2011 was generated by our RAC Acceptance kiosks located in stores operated by three of our other third-party retail partners. We may be unable to continue growing the RAC Acceptance segment if we are unable to find third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.

Our operations in Canada and Mexico are subject to political or regulatory changes and significant changes in the economic environment and other concerns.

We entered the Canadian market in 2004 and operated 28 stores in Canada as of December 31, 2011. We opened our first store in Mexico in October 2010, and operated 52 stores in Mexico as of December 31, 2011. Our growth plans include significant expansion in our International segment. Changes in the business, regulatory or political climate in Canada or Mexico could adversely affect our operations in those countries, which could negatively impact our growth plans. Mexico is also subject to other potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand.

A significant change in foreign currency exchange rates could adversely affect our cash flow or financial performance.

We have operations in Canada and Mexico. Our assets, investments in, earnings from and dividends from each of these must be translated to U.S. dollars from their respective functional currencies of the Canadian dollar and Mexican peso. Accordingly, we are exposed to risks associated with the fluctuations of these foreign currencies. Such foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance.

Our continued expansion into international markets presents unique challenges which may subject us to risks associated with the legislative, judicial, accounting, regulatory, political, cultural and economic factors specific to the countries or regions in which we may operate in the future, which could adversely affect our anticipated growth.

Expansion of our International segment, including into new international markets, is one of our primary growth objectives. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. In addition, these operations are subject to the potential risks of changing economic and financial conditions in each of its markets, exchange rate fluctuations, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, difficulties in staffing and managing local operations, failure to understand the local culture and market, difficulties in protecting intellectual property, the burden of complying with foreign laws, including tax laws and financial accounting standards, and adverse local economic, political and social conditions in certain countries.

Our transactions are regulated by and subject to the requirements of various federal and state laws and regulations, which may require significant compliance costs and expose us to litigation. Any negative change in these laws or the passage of unfavorable new laws could require us to alter our business practices in a manner that may be materially adverse to us.

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

Our consumer lease is governed by federal and state laws and regulations other than the applicable state rental purchase statute. The federal regulations applicable to the consumer lease require certain disclosures similar to the rent-to-own statutes, but are generally less restrictive as to pricing and other charges. Since the initial term of our consumer lease exceeds 90 days, this consumer lease is subject to regulation by the Consumer Financial Protection Agency established under the Dodd-Frank Act. We currently utilize this consumer lease in two states.

Similar to other consumer transactions, our rental purchase and consumer lease transactions are also governed by various federal and state consumer protection statutes. These consumer protection statutes, as well as the rental purchase statutes under which we operate, provide various consumer remedies, including monetary penalties, for violations. In our history, we have been the subject of litigation alleging that we have violated some of these statutory provisions.

Although there is currently no comprehensive federal legislation regulating rental purchase transactions, adverse federal legislation may be enacted in the future. From time to time, both favorable and adverse legislation seeking to regulate our business has been introduced in Congress. In addition, various legislatures in the states where we currently do business may adopt new legislation or amend existing legislation that could require us to alter our business practices in a manner that could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently investing in the development of new point of sale systems and processes to further enhance our management information system. Such enhancements to or replacement of our management information system could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new technology. We can make no assurances that the costs of investments in our new point of sale systems and processes will not exceed estimates, that such systems and processes will be implemented without material disruption, or that such systems and processes will be as beneficial as predicted. If any of these events occur, our results of operations could be harmed.

If we fail to protect the integrity and security of customer and employee information, we could be exposed to litigation or regulatory enforcement and our business could be adversely impacted.

We collect and store certain personal information provided to us by our customers and employees in the ordinary course of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our network security and, if successful, misappropriate confidential customer or employee information. In addition, one of our employees, contractors or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Loss of customer or employee information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, regulators and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could adversely impact our business.

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

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2011, $422.5 million was outstanding under our senior credit facilities.

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

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.

The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	our ability to meet market expectations with respect to the growth and profitability of the RAC Acceptance and International segments;

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales or when and how many locations we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts; and

•	the stock price performance of comparable companies.

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

We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2021. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes range from approximately 1,000 to 24,000 square feet, and average approximately 4,700 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space.

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

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We reserve for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of December 31, 2011, we had no reserves relating to probable losses for our outstanding litigation.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Global Select Market® and its predecessors under the symbol “RCII” since January 25, 1995, the date we commenced our initial public offering. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported, and the quarterly cash dividend declared per share on our common stock.

2011	High	Low	Cash Dividends Declared
Fourth Quarter	$38.26	$25.82	$0.16
Third Quarter	32.22	21.30	0.16
Second Quarter	36.53	27.66	0.16
First Quarter	35.39	28.58	0.06

2010	High	Low	Cash Dividends Declared
Fourth Quarter	$33.05	$21.97	$0.12
Third Quarter	23.44	19.44	0.06
Second Quarter	28.72	20.25	—
First Quarter	24.10	17.23	—

As of February 17, 2012, there were approximately 69 record holders of our common stock.

Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. While cash dividend payments are subject to certain restrictions in our debt agreements, these restrictions do not currently prohibit the payment of cash dividends. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facilities” and “— 6 5/8% Senior Notes” on pages 33 and 35 of this report for further discussion of such restrictions.

Stock Performance Graph

The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Market Index and a peer group index selected by us. The peer group index consisted of Aaron’s, Inc., Family Dollar Stores, Inc., 99¢ Only Stores, Dollar Tree Stores, Inc., and Dollar General Corp. The graph assumes $100 was invested on December 31, 2006 and dividends, if any, were reinvested for all years ending December 31.

Item 6.	Selected Financial Data

The selected financial data presented below for the five years ended December 31, 2011 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, an independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2011		2010		2009		2008		2007
	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,496,863		$2,335,496		$2,346,849		$2,505,268		$2,594,061
Merchandise sales	259,796		220,329		261,631		256,731		208,989
Installment sales	68,617		63,833		53,035		41,193		34,576
Other	17,925		76,542		57,601		42,759		25,482
Franchise
Merchandise sales	33,972		30,575		28,065		33,283		34,229
Royalty income and fees	5,011		4,857		4,775		4,938		8,784	(10)

	2,882,184		2,731,632		2,751,956		2,884,172		2,906,121
Cost of revenues
Store
Cost of rentals and fees	570,493		519,282		530,018		572,900		574,013
Cost of merchandise sold	201,854		164,133		188,433		194,595		156,503
Cost of installment sales	24,834		23,303		18,687		16,620		13,270
Franchise cost of merchandise sold	32,487		29,242		26,820		31,705		32,733

	829,668		735,960		763,958		815,820		776,519
Gross profit	2,052,516		1,995,672		1,987,998		2,068,352		2,129,602
Operating expenses
Salaries and other expenses	1,594,480		1,543,391		1,556,074		1,651,805		1,684,965
General and administrative expenses	136,141		126,319		137,626		125,632		123,703
Amortization and write-down of intangibles	4,675		3,254		2,843		16,637		15,734
Impairment charge	7,320	(1)	18,939	(4)	—		—		—
Restructuring charge	13,943	(2)	—		—		4,497	(7)	38,713	(11)
Litigation expense (credit)	2,800	(3)	—		(4,869	)(6)	(4,607	)(8)	62,250	(12)

	1,759,359		1,691,903		1,691,674		1,793,964		1,925,365
Operating profit	293,157		303,769		296,324		274,388		204,237
Finance charges from refinancing	—		3,100	(5)	—		—		—
Gain on extinguishment of debt	—		—		—		(4,335	)(9)	—
Interest expense, net	36,607		25,912		25,954		57,381		87,951

Earnings before income taxes	256,550		274,757		270,370		221,342		116,286
Income tax expense	91,913		103,115		102,515		81,718		40,018

NET EARNINGS	$164,637		$171,642		$167,855		$139,624		$76,268

Basic earnings per common share	$2.69		$2.64		$2.54		$2.10		$1.11

Diluted earnings per common share	$2.66		$2.60		$2.52		$2.08		$1.10

Cash dividends paid per common share	$0.44		$0.12		$—		$—		$—

Item 6.	Selected Financial Data — Continued

	December 31,
	2011	2010		2009	2008	2007
	(Dollar amounts in thousands)
Consolidated Balance Sheet Data
Rental merchandise, net	$953,193	$836,854		$749,998	$819,054	$937,970
Intangible assets, net	1,350,855	1,326,091		1,269,457	1,266,953	1,269,094
Total assets	2,801,378	2,688,331		2,443,997	2,496,702	2,626,943
Total debt	740,675	701,114		711,158	947,087	1,259,335
Total liabilities	1,442,169	1,334,532		1,196,483	1,417,500	1,679,852
Stockholders’ equity	1,359,209	1,353,799		1,247,514	1,079,202	947,091
Operating Data (Unaudited)
Core U.S. and International stores open at end of period	3,074	3,008		3,007	3,037	3,081
Same store revenue growth (decrease)(13)	0.8%	(0.4	)%(14)	(3.5)%	2.3%	2.1%
Weighted average number of stores	3,022	3,003		3,021	3,056	3,376
RAC Acceptance locations open at end of period	750	384		82	56	30
Franchise stores open at end of period	216	209		210	222	227

(1)	Includes the effects of a $7.3 million pre-tax impairment charge in the first quarter of 2011 related to the discontinuation of the financial services business.

(2)

Includes the effects of a $1.4 million pre-tax restructuring charge in the fourth quarter of 2011 in connection with the acquisition in November 2011 of 58 rent-to-own stores; a $7.6 million pre-tax restructuring charge in the third quarter of 2011 related to the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third party grocery stores, as well as the closure of 26 core rent-to-own stores following the sale of all customer accounts at these locations; and a $4.9 million pre-tax restructuring charge in the second quarter of 2011 for lease terminations related to The Rental Store acquisition.

(3)	Includes the effects of a $2.8 million pre-tax litigation expense in the first quarter of 2011 related to the settlement of various California claims, including wage and hour violations.

(4)	Includes the effects of an $18.9 million pre-tax impairment charge in the fourth quarter of 2010 related to the discontinuation of our financial services business.

(5)	Includes the effects of a $3.1 million pre-tax financing expense in the fourth quarter of 2010 related to the write-off of unamortized financing costs.

(6)	Includes the effects of $4.9 million in pre-tax litigation credits recorded in the first quarter and second quarter of 2009 related to the Hilda Perez matter.

(7)	Includes the effects of a $4.5 million pre-tax restructuring expense as part of the store consolidation plan and other restructuring items announced December 3, 2007.

(8)	Includes the effects of $4.6 million in pre-tax litigation credits recorded in the fourth quarter of 2008 related to the Perez matter and the Shafer/Johnson matter.

(9)	Includes the effects of a $4.3 million pre-tax gain on the extinguishment of debt recorded in the fourth quarter of 2008.

(10)

Includes the effects of a $3.9 million pre-tax benefit recorded in the third quarter of 2007 as a result of the receipt of accelerated royalty payments from franchisees in consideration of the termination of their franchise agreements.

(11)

Includes the effects of a $38.7 million pre-tax restructuring expense recorded in the fourth quarter of 2007 related to the store consolidation plan and other restructuring items announced December 3, 2007.

(12)

Includes the effects of a $51.3 million pre-tax litigation expense recorded in the first quarter of 2007 related to the Perez matter and the effects of an $11.0 million pre-tax litigation expense recorded in the fourth quarter of 2007 related to the Shafer/Johnson matter.

(13)	Same store revenue growth or decrease for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

(14)	Excludes financial services revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business

We are the largest rent-to-own operator in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers, furniture and accessories, under flexible rental purchase agreements with no long-term obligation.

We were incorporated in Delaware in 1986. From 1993 to 2006, we pursued an aggressive growth strategy in which we opened new stores and sought to acquire underperforming rent-to-own stores to which we could apply our operating model. As a result of this strategy, the number of our locations grew from 27 to over 3,400 in 2006, primarily through acquisitions. We acquired over 3,300 stores during this period, including approximately 390 of our franchised stores. These acquisitions occurred in approximately 200 separate transactions, including ten transactions in each of which we acquired in excess of 50 locations.

Total financing requirements of a typical new Core U.S. store approximate $625,000, with roughly 65% of that amount relating to the purchase of rental merchandise inventory. A newly opened Core U.S. store is typically profitable on a monthly basis in the 10th to 14th month after its initial opening. Historically, a typical Core U.S. store has achieved cumulative break-even profitability in 24 to 28 months after its initial opening and has achieved results consistent with other Core U.S. stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Historically, we achieved growth in our Core U.S. segment by opening new stores and acquiring underperforming rent-to-own stores to which we could apply our operating model. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Although we continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry and we intend to continue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores, the consolidation opportunities in the U.S. rent-to-own industry are more limited than in previous periods during which we experienced significant growth through acquisitions. Therefore, our historical results of operations and period to period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

In addition, we strategically open or acquire stores near market areas served by existing stores (“cannibalize”) to enhance service levels, gain incremental sales and increase market penetration. This planned cannibalization may negatively impact our same store revenue and cause us to grow at a slower rate. There can be no assurance we will open or acquire any new rent-to-own stores in the future, or as to the number, location or profitability thereof.

As our U.S. store base matured, we began to focus on acquiring new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. The number of RAC Acceptance locations increased by 95% from 2010 to 2011 and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners. In addition, we are expanding our rent-to-own store operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand.

The Rental Purchase Transaction

The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the rental purchase transaction include:

Brand name merchandise.    We offer well known brands such as Sony, Philips, LG, Panasonic, Toshiba and Mitsubishi home electronics; Whirlpool appliances; Toshiba, Sony, Hewlett-Packard, Dell, Acer, Compaq and Apple computers; and Ashley, England, Standard, Albany and Klaussner furniture.

Convenient payment options.    Our customers may make weekly, semi-monthly or monthly payments, in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Approximately 78% of our agreements are on a weekly term.

No negative consequences.    A customer may terminate a rental purchase agreement at any time without penalty.

No credit needed.    Generally, we do not conduct a formal credit investigation of our customers. We verify a customer’s residence and sources of income. References provided by the customer are also contacted to verify the information contained in the rental purchase order form.

Delivery & set-up included.    We generally offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer.

Product maintenance & replacement.    We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our network of service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we provide a temporary replacement while the product is being repaired. If the product cannot be repaired, we will replace it with a product of comparable quality, age and condition.

Lifetime reinstatement.    If a customer is temporarily unable to make payments on a piece of rental merchandise and must return the merchandise, that customer generally may later re-rent the same piece of merchandise (or if unavailable, a substitute of comparable quality, age and condition) on the terms that existed at the time the merchandise was returned, and pick up payments where they left off without losing what they previously paid. We estimate that approximately 77% of our business in our Core U.S. segment is from repeat customers.

Flexible options to obtain ownership.    Ownership of the merchandise generally transfers to the customer if the customer has continuously renewed the rental purchase agreement for a period of seven to 24 months, depending upon the product type, or exercises a specified early purchase option.

Rental payments are generally made in advance on a weekly basis in our Core U.S. and International segments and monthly in our RAC Acceptance segment and, together with applicable fees, constitute our primary revenue source.

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

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our failure to comply with applicable statutes or regulations governing our transactions;

•	interest rates;

•	changes in the unemployment rate;

•	economic pressures, such as high fuel costs, affecting the disposable income available to our current and potential customers;

•	conditions affecting consumer spending and the impact, depth, and duration of current economic conditions;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.

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

We continually institute procedures to manage our loss exposure and increases in health care costs associated with our insurance claims through our risk management function, including a transitional duty program for injured workers, ongoing safety and accident prevention training, and various other programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company-specific development factors, general industry loss development factors, and third-party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our reserves by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our reserves as needed.

As of December 31, 2011, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $114.2 million, as compared to $130.3 million at December 31, 2010. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.

Litigation Reserves.    We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we reserve for loss contingencies that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. At December 31, 2011, and 2010, we had no reserves relating to probable losses for our outstanding litigation.

Income Taxes.    Our annual tax rate is affected by many factors, including the mix of our earnings, legislation and acquisitions, and is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to differing interpretations between the taxpayer and the taxing authorities. Significant judgment is required in determining our tax expense, evaluating our tax positions and evaluating uncertainties. Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight and assist us in determining recoverability. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. A number of years may elapse before a particular matter, for which we have recorded a liability, is audited and effectively settled. We review our tax positions quarterly and adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

If we make changes to our reserves in accordance with the policies described above, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $1.0 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.

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

Prior to 2011, revenue from financial services was recognized depending on the type of transaction. Fees collected on loans were recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue was recognized at the time the service was performed.

Franchise Revenue.    Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

Depreciation of Rental Merchandise.    Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. Generally, we depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. We depreciate merchandise held for rent (except for computers and tablets) that is at least 270 days old and held for rent for at least 180 consecutive days using the straight-line method for a period generally not to exceed 20 months.

On computers and tablets that are 24 months old or older and which have become idle, depreciation is recognized using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months.

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

Stock-Based Compensation Expense.    We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the terms of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the year ended December 31, 2011, were valued using the binomial method pricing model with the following assumptions for employee options: an expected volatility of 33.42% to 50.12%, a risk-free interest rate of 0.12% to 1.78%, an expected dividend yield of 0.70% to 2.30%, and an expected life of 6.05 years. Restricted stock units are valued using the last trade before the day of the grant. During the year ended December 31, 2011, we recognized $4.5 million in pre-tax compensation expense related to stock options and restricted stock units granted.

Comparison of the Years ended December 31, 2011 and 2010

Store Revenue.    Total store revenue increased by $147.0 million, or 5.5%, to $2,843.2 million in 2011 from $2,696.2 million in 2010. This increase was primarily due to the revenue growth of the RAC Acceptance segment, partially offset by a reduction in revenues related to the discontinuation of our financial services business.

Same store revenues represent those revenues earned in 2,604 locations that were operated by us for each of the entire twelve month periods ended December 31, 2011 and 2010. Same store revenues increased by $17.5 million, or 0.8%, to $2,277.0 million in 2011 as compared to $2,259.5 million in 2010. This increase was primarily due to an increase in units on rent.

Franchise Revenue.    Total franchise revenue increased by $3.6 million, or 10.0%, to $39.0 million in 2011 as compared to $35.4 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.

Cost of Rentals and Fees.    Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for 2011 increased by $51.2 million, or 9.9%, to $570.5 million as compared to $519.3 million in 2010. This increase was primarily attributable to an increase in rental and fee revenue in 2011 as compared to 2010. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased slightly to 22.8% in 2011 as compared to 22.2% in 2010, driven by a change in sales strategies in the Core U.S. segment and higher merchandise costs in the RAC Acceptance segment.

Cost of Merchandise Sold.    Cost of merchandise sold increased by $37.8 million, or 23.0%, to $201.9 million in 2011 from $164.1 million in 2010. The increase was due primarily to the expansion of our RAC Acceptance segment. The gross margin percent of merchandise sales decreased to 22.3% in 2011 from 25.5% in 2010. This decrease was primarily the result of higher merchandise costs in the RAC Acceptance segment.

Franchise Cost of Merchandise Sold.    Franchise cost of merchandise sold increased by $3.3 million, or 11.1%, to $32.5 million in 2011 as compared to $29.2 million in 2010. This increase was primarily attributable to an increase in the number of products sold to franchisees in 2011 as compared to 2010.

Gross Profit.    Gross profit increased by $56.8 million, or 2.8%, to $2,052.5 million in 2011 as compared to $1,995.7 million in 2010, primarily due to increased revenue in the RAC Acceptance segment, partially offset by decreased revenue as a result of the discontinuation of the financial services business, which was reported in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 71.2% in 2011 from 73.1% for 2010 due to the discontinuation of the financial services business in the Core U.S. segment and lower margins as a percentage of revenue in the RAC Acceptance segment.

Salaries and Other Expenses.    Salaries and other expenses increased by $51.1 million, or 3.3%, to $1,594.5 million in 2011 as compared to $1,543.4 million in 2010. This increase was attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our rental stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.6% in 2011 as compared to 2.3% in 2010. Salaries and other expenses expressed as a percentage of total store revenue decreased to 56.1% in 2011 from 57.2% in 2010 due to continued efforts to decrease labor and other store-related expenses.

General and Administrative Expenses.    General and administrative expenses increased by $9.8 million, or 7.8%, to $136.1 million in 2011 as compared to $126.3 million in 2010. This increase was primarily the result of an increase in expenses associated with the expansion of our RAC Acceptance and International segments. General and administrative expenses expressed as a percentage of total revenue increased slightly to 4.7% in 2011 from 4.6% in 2010.

Amortization and Write-Down of Intangibles.    Amortization of intangibles increased by $1.4 million, or 43.7%, to $4.7 million in 2011 from $3.3 million in 2010. This increase was primarily attributable to an increase in amortization of vendor relationships and customer contracts recorded as a result of the 2010 acquisition of The Rental Store, Inc., partially offset by a decrease in the write-down of goodwill for stores sold or closed in 2011 as compared to 2010.

Operating Profit.    Operating profit decreased by $10.6 million, or 3.5%, to $293.2 million in 2011 as compared to $303.8 million in 2010. Operating profit as a percentage of total revenue decreased to 10.2% in 2011 from 11.1% for 2010. These decreases were primarily attributable to $13.9 million of restructuring charges in 2011 for the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third party grocery stores, the closure of 26 core rent-to-own stores following the sale of all customer accounts at those locations, post-acquisition lease terminations related to the acquisitions of The Rental Store, Inc. and 58 rent-to-own stores, and an increase in expenses associated with our 2011 expansion of the RAC Acceptance and International segments. Operating profit was favorably impacted by increased gross profit as discussed above.

Interest Expense.    Interest expense increased by $10.4 million, or 39.1%, to $37.2 million in 2011 as compared to $26.8 million in 2010. This increase was primarily attributable to the interest associated with our senior notes issued in the fourth quarter of 2010 and an increase in our weighted average interest rate to 5.41% in 2011 from 4.62% in 2010 due to an increase in the Eurodollar rate in 2011 as compared to 2010, partially offset by a decrease in our senior term loans outstanding in 2011 as compared to 2010.

Income Tax Expense.    Our effective income tax rate was 35.8% and 37.5% for 2011 and 2010, respectively. The 2011 provision for income taxes was less than 2010 due primarily to our evaluation of the realizability of certain deferred tax assets and adjustments to our liability for unrecognized tax benefits.

Net Earnings and Earnings per Share.    Net earnings decreased by $7.0 million, or 4.1%, to $164.6 million in 2011 as compared to $171.6 million in 2010. This decrease was primarily attributable to a decrease in operating profit and an increase in interest expense, partially offset by a decrease in income tax expense in 2011 as compared to 2010. Diluted earnings per share in 2011 were $2.66 compared to $2.60 in 2010. The increase was due primarily to a decrease in the share base driven by the repurchase of approximately 5.9 million shares throughout 2011.

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

Quarterly Results

The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenues	$742,178	$698,253	$704,271	$737,482
Gross profit	523,148	506,355	505,724	517,289
Operating profit	80,419	73,152	57,796	81,790
Net earnings	44,230	39,888	31,224	49,295
Basic earnings per common share	$0.70	$0.64	$0.52	$0.84
Diluted earnings per common share	$0.69	$0.63	$0.52	$0.83
Cash dividends paid per common share	$0.06	$0.06	$0.16	$0.16
Year Ended December 31, 2010
Revenues	$718,419	$671,543	$664,580	$677,090
Gross profit	513,000	497,665	490,013	494,994
Operating profit	88,703	82,831	69,393	62,842
Net earnings	51,461	47,830	40,497	31,854
Basic earnings per common share	$0.78	$0.73	$0.62	$0.50
Diluted earnings per common share	$0.77	$0.72	$0.62	$0.49
Cash dividends paid per common share	$—	$—	$0.06	$0.06

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2009
Revenues	$728,183	$679,609	$671,251	$672,913
Gross profit	515,212	494,422	487,239	491,125
Operating profit	82,092	75,283	64,367	74,582
Net earnings	45,376	41,945	36,840	43,694
Basic earnings per common share	$0.69	$0.64	$0.56	$0.66
Diluted earnings per common share	$0.68	$0.63	$0.55	$0.66

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	70.5	72.5	71.8	70.1
Operating profit	10.8	10.5	8.2	11.1
Net earnings	6.0	5.7	4.4	6.7
Year Ended December 31, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	71.4	74.1	73.7	73.1
Operating profit	12.3	12.3	10.4	9.3
Net earnings	7.2	7.1	6.1	4.7
Year Ended December 31, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	70.8	72.8	72.6	73.0
Operating profit	11.3	11.1	9.6	11.1
Net earnings	6.2	6.2	5.5	6.5

Liquidity and Capital Resources

Overview.    For the year ended December 31, 2011, we generated $286.6 million in operating cash flow. In addition to funding operating expenses, we used $132.7 million in cash for capital expenditures, $26.7 million for acquisitions, $164.3 million for common stock repurchases, and paid cash dividends of $26.9 million. We ended the year with $88.1 million in cash and cash equivalents.

Analysis of Cash Flow.    Cash provided by operating activities increased by $70.1 million to $286.6 million in 2011 from $216.5 million in 2010. This increase was primarily attributable to the receipt of approximately $113.0 million in tax refunds in 2011 that were paid in 2010 prior to the enactment of the Small Business Jobs Act of 2010 (the “2010 Jobs Act”).

Cash used in investing activities decreased by $8.0 million to $159.2 million in 2011 from $167.2 million in 2010. This decrease in 2011 as compared to 2010 was primarily attributable to a decrease in acquisitions of businesses, partially offset by an increase in capital expenditures as discussed below.

Cash used in financing activities increased by $28.5 million to $109.8 million in 2011 from $81.3 million in 2010. This increase in 2011 as compared to 2010 was primarily related to increased repurchases of our common stock and payment of dividends in 2011, partially offset by net cash provided through debt refinancing and an increase in stock option exercises in 2011.

Liquidity Requirements.    Our primary liquidity requirements are for rental merchandise purchases, implementation of our growth strategies, capital expenditures and debt service. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued operations and expansion of our business, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience volatility and adverse conditions and such conditions in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $218.8 million was available at February 17, 2012. At February 17, 2012, we had $83.6 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may repurchase additional shares of our common stock, declare and pay dividends on our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

Deferred Taxes.    On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Recovery Act”) which extended the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. On September 27, 2010, President Obama signed into law the 2010 Jobs Act, which again extended the bonus depreciation provision of the 2009 Recovery Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2010. On December 17, 2010, President Obama signed into law the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “2010 Tax Relief Act”), which enacted 100% bonus depreciation on assets purchased after September 8, 2010 and before January 1, 2012. This act also provided 50% bonus depreciation on assets purchased between January 1, 2012 and December 31, 2012.

Accordingly, our cash flow again benefited in 2011 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that the tax acts discussed above resulted in a net benefit of $104.0 million, $50.0 million of which is deferred, resulting in a 2011 cash flow benefit of $54.0 million. We estimate that the remaining tax deferral associated with these acts approximates $266.0 million at December 31, 2011, of which approximately 72%, or $192.0 million will reverse in 2012 and the remainder will reverse between 2013 and 2014.

Merchandise Inventory.    A reconciliation of merchandise inventory, which includes purchases, follows:

	December 31,
	2011	2010	2009
	(In thousands)
Beginning merchandise value	$842,271	$754,067	$822,487
Inventory additions through acquisitions	6,023	27,325	1,813
Purchases	993,598	848,004	719,209
Depreciation of rental merchandise	(556,945)	(506,854)	(519,103)
Cost of goods sold	(226,688)	(187,436)	(173,951)
Skips and stolens	(76,286)	(62,983)	(60,860)
Other inventory deletions(1)	(24,683)	(29,852)	(35,528)

Ending merchandise value	$957,290	$842,271	$754,067

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Capital Expenditures.    We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $132.7 million, $93.0 million and $68.8 million on capital expenditures in the years 2011, 2010 and 2009, respectively, and expect to spend approximately $105.0 million in 2012. The increase in capital expenditures for 2011 is primarily related to our investment in the development of new point of sale systems and processes designed to further enhance our management information system, our international and domestic expansion and costs associated with store reimaging.

Acquisitions and New Location Openings.    During 2011, we used approximately $26.7 million in cash acquiring locations and accounts in 19 separate transactions.

The table below summarizes the location activity for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,985	384	23	209	3,601
New location openings	52	445	57	10	564
Acquired locations remaining open	26	5	—	3	34
Closed locations
Merged with existing locations	28	63	—	—	91
Sold or closed with no surviving location	41	21	—	6	68

Locations at end of period	2,994	750	80	216	4,040

Acquired locations closed and accounts merged with existing locations	71	—	—	—	—
Total approximate purchase price (in millions)	$26.4	$0.3	$—	$—	$—

	Year Ended December 31, 2010
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,989	82	18	210	3,299
New location openings	29	160	5	12	206
Acquired locations remaining open	3	158	—	1	162
Closed locations
Merged with existing locations	26	1	—	—	27
Sold or closed with no surviving location	10	15	—	14	39

Locations at end of period	2,985	384	23	209	3,601

Acquired locations closed and accounts merged with existing locations	14	—	—	—	—
Total approximate purchase price (in millions)	$3.4	$71.0	$—	$—	$—

	Year Ended December 31, 2009
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	3,029	56	8	222	3,315
New location openings	30	38	10	12	90
Acquired locations remaining open	1	—	—	—	1
Closed locations
Merged with existing locations	59	—	—	—	59
Sold or closed with no surviving location	12	12	—	24	48

Locations at end of period	2,989	82	18	210	3,299

Acquired locations closed and accounts merged with existing locations	26	—	—	—	—
Total approximate purchase price (in millions)	$7.2	$—	$—	$—	$—

The profitability of our Core U.S. stores tends to grow at a slower rate approximately five years after entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to open stores in new locations as well as increase revenue in our existing stores. We intend to accomplish such revenue growth by acquiring customer accounts on favorable terms, and seeking additional distribution channels for our products and services. We cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all. We also cannot assure you that we will be successful in identifying additional distribution channels for our products and services, or that such operations will be as profitable as we expect, or at all.

Senior Credit Facilities.    Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.

The table below shows the scheduled maturity dates of our senior term loan outstanding at December 31, 2011.

Year Ending December 31,	(In thousands)
2012	$25,000
2013	25,000
2014	25,000
2015	25,000
2016	137,500

$237,500

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $116.2 million had been utilized as of February 17, 2012. As of February 17, 2012, $198.8 million was available under our revolving facility. The revolving credit facility and the term loan expire on July 14, 2016.

Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.27% at February 17, 2012. The margins on the Eurodollar rate and on the prime rate, which were 2.00% and 1.00%, respectively, at December 31, 2011, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.

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

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2011:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.70:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.58:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2011 ($659.5 million) by consolidated EBITDA for the twelve month period ended December 31, 2011 ($387.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2011, as adjusted for certain capital expenditures ($514.6 million), by consolidated fixed charges for the twelve month period ended December 31, 2011 ($325.1 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.

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

We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $100.0 million, which occurred at the date we refinanced our senior secured debt, with total amounts outstanding ranging up to $186.5 million. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities.

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

Store Leases.    We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2021. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.

ColorTyme Guarantees.    Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $21.9 million was outstanding as of December 31, 2011.

Contractual Cash Commitments.    The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2011:

	Payments Due by Period
Contractual Cash Obligations	Total		2012	2013-2014	2015-2016	Thereafter
	(In thousands)
Senior Debt (including current portion)	$440,675	(1)	$43,175	$50,000	$347,500	$—
6 5/8% Senior Notes(2)	478,874		19,876	39,750	39,750	379,498
Operating Leases	582,308		185,394	267,784	122,459	6,671

Total(3)	$1,501,857		$248,445	$357,534	$509,709	$386,169

(1)

Amount referenced does not include interest payments. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at December 31, 2011 was 0.38%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)

As of December 31, 2011, we have $9.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities.    Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of December 31, 2011, we had purchased a total of 29,322,753 shares of Rent-A-Center common stock for an aggregate purchase price of $715.5 million under this common stock repurchase program. Through the twelve months ended December 31, 2011, we repurchased a total of 5,852,408 shares for approximately $164.3 million in cash.

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

Seasonality.    Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to federal income tax refunds. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.

Effect of New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permissible. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permissible. The adoption of ASU 2011-05 will not have a financial impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

Interest Rate Sensitivity

As of December 31, 2011, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%, $237.5 million outstanding in term loans, $185.0 million outstanding on our revolving credit facility and $18.2 million outstanding on our Intrust line of credit at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at December 29, 2011, was $302.3 million. Carrying value approximates fair value for all other indebtedness.

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

Interest Rate Risk

We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2011, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at December 31, 2011, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $4.3 million additional pre-tax charge or credit to our statement of earnings.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rent-A-Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rent-A-Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2012, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas
February 27, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rent-A-Center, Inc. and Subsidiaries

We have audited Rent-A-Center, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rent-A-Center, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
February 27, 2012

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 41.

Rent-A-center, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$2,496,863	$2,335,496	$2,346,849
Merchandise sales	259,796	220,329	261,631
Installment sales	68,617	63,833	53,035
Other	17,925	76,542	57,601
Franchise
Merchandise sales	33,972	30,575	28,065
Royalty income and fees	5,011	4,857	4,775

	2,882,184	2,731,632	2,751,956
Cost of revenues
Store
Cost of rentals and fees	570,493	519,282	530,018
Cost of merchandise sold	201,854	164,133	188,433
Cost of installment sales	24,834	23,303	18,687
Franchise cost of merchandise sold	32,487	29,242	26,820

	829,668	735,960	763,958
Gross profit	2,052,516	1,995,672	1,987,998
Operating expenses
Salaries and other expenses	1,594,480	1,543,391	1,556,074
General and administrative expenses	136,141	126,319	137,626
Amortization and write-down of intangibles	4,675	3,254	2,843
Impairment charge	7,320	18,939	—
Restructuring charge	13,943	—	—
Litigation expense (credit)	2,800	—	(4,869)

	1,759,359	1,691,903	1,691,674
Operating profit	293,157	303,769	296,324
Finance charges from refinancing	—	3,100	—
Interest expense	37,234	26,766	26,791
Interest income	(627)	(854)	(837)

Earnings before income taxes	256,550	274,757	270,370
Income tax expense	91,913	103,115	102,515

NET EARNINGS	$164,637	$171,642	$167,855

Basic earnings per common share	$2.69	$2.64	$2.54

Diluted earnings per common share	$2.66	$2.60	$2.52

Cash dividends paid per common share	$0.44	$0.12	$—

See accompanying notes to consolidated financial statements.

Rent-A-center, Inc. And Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$88,065	$70,727
Receivables, net of allowance for doubtful accounts of $8,100 in 2011 and $8,673 in 2010	48,221	53,890
Prepaid expenses and other assets	69,326	170,713
Rental merchandise, net
On rent	766,425	655,248
Held for rent	186,768	181,606
Merchandise held for installment sale	4,097	5,417
Property assets, net	287,621	224,639
Goodwill, net	1,339,125	1,320,467
Other intangible assets, net	11,730	5,624

	$2,801,378	$2,688,331

LIABILITIES
Accounts payable — trade	$105,064	$126,051
Accrued liabilities	298,719	288,415
Deferred income taxes	297,711	218,952
Senior debt	440,675	401,114
Senior notes	300,000	300,000

	1,442,169	1,334,532

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 107,799,899 and 105,990,704 shares issued in 2011 and 2010, respectively	1,077	1,060
Additional paid-in capital	757,933	712,600
Retained earnings	1,669,389	1,541,168
Treasury stock, 48,697,852 and 42,845,444 shares at cost in 2011 and 2010, respectively	(1,068,443)	(904,274)
Cumulative translation adjustment	(747)	3,245

	1,359,209	1,353,799

	$2,801,378	$2,688,331

See accompanying notes to consolidated financial statements.

Rent-A-center, Inc. And Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three years ended December 31, 2011

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at January 1, 2009	104,769	$1,047	$681,067	$1,208,009	$(810,921)	$1,079,202
Net earnings	—	—	—	167,855	—	167,855
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	2,295	—	2,295

Comprehensive income						170,150

Purchase of treasury stock (472 shares)	—	—	(13)	—	(8,833)	(8,846)
Exercise of stock options	142	2	1,535	—	—	1,537
Tax benefits related to exercise of stock options	—	—	270	—	—	270
Stock-based compensation	—	—	3,731	—	—	3,731
Other	—	—	2	1,468	—	1,470

Balance at December 31, 2009	104,911	1,049	686,592	1,379,627	(819,754)	1,247,514
Net earnings	—	—	—	171,642	—	171,642
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	950	—	950

Comprehensive income						172,592

Purchase of treasury stock (3,585 shares)	—	—	(72)	—	(84,520)	(84,592)
Exercise of stock options	1,080	11	19,029	—	—	19,040
Tax benefits related to exercise of stock options	—	—	2,974	—	—	2,974
Stock-based compensation	—	—	4,123	—	—	4,123
Dividends paid	—	—	—	(7,804)	—	(7,804)
Other	—	—	(46)	(2)	—	(48)

Balance at December 31, 2010	105,991	1,060	712,600	1,544,413	(904,274)	1,353,799
Net earnings	—	—	—	164,637	—	164,637
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	(3,992)	—	(3,992)

Comprehensive income						160,645

Purchase of treasury stock (5,852 shares)	—	—	(116)	—	(164,169)	(164,285)
Exercise of stock options	1,809	17	34,893	—	—	34,910
Tax benefits related to exercise of stock options	—	—	7,036	—	—	7,036
Stock-based compensation	—	—	4,471	—	—	4,471
Dividends declared	—	—	—	(36,357)	—	(36,357)
Other	—	—	(951)	(59)	—	(1,010)

Balance at December 31, 2011	107,800	$1,077	$757,933	$1,668,642	$(1,068,443)	$1,359,209

See accompanying notes to consolidated financial statements.

Rent-A-center, Inc. And Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net earnings	$164,637	$171,642	$167,855
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	556,945	506,854	519,103
Bad debt expense	3,407	16,168	17,395
Stock-based compensation expense	4,471	4,123	3,731
Depreciation of property assets	65,214	63,410	65,788
Loss on sale or disposal of property assets	2,237	13,599	5,856
Amortization of intangibles	4,285	701	1,291
Amortization of financing fees	2,344	2,047	1,970
Finance charges from refinancing	—	3,100	—
Deferred income taxes	78,759	95,837	35,899
Tax benefit related to stock option exercises	(7,036)	(2,974)	(270)
Impairment charge	7,320	18,939	—
Restructuring charge	13,943	—	—
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(670,347)	(567,733)	(449,128)
Receivables	2,262	(6,620)	(34,781)
Prepaid expenses and other assets	99,114	(123,649)	(9,421)
Accounts payable — trade	(20,987)	25,467	16,367
Accrued liabilities	(19,942)	(4,422)	(11,534)

Net cash provided by operating activities	286,626	216,489	330,121
Cash flows from investing activities
Purchase of property assets	(132,710)	(93,007)	(68,841)
Proceeds from sale of property assets	208	203	3,122
Acquisitions of businesses, net of cash acquired	(26,747)	(74,378)	(7,221)

Net cash used in investing activities	(159,249)	(167,182)	(72,940)
Cash flows from financing activities
Purchase of treasury stock	(164,169)	(84,520)	(8,833)
Exercise of stock options	34,910	19,040	1,537
Tax benefit related to stock option exercises	7,036	2,974	270
Payments on capital leases	(285)	(979)	(2,100)
Issuance of senior notes	—	300,000	—
Proceeds from debt	982,825	92,230	186,100
Repayments of debt	(943,264)	(402,274)	(196,654)
Repurchase of subordinated notes	—	—	(225,375)
Dividends paid	(26,891)	(7,804)	—

Net cash used in financing activities	(109,838)	(81,333)	(245,055)
Effect of exchange rate changes on cash	(201)	950	2,295
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,338	(31,076)	14,421
Cash and cash equivalents at beginning of year	70,727	101,803	87,382

Cash and cash equivalents at end of year	$88,065	$70,727	$101,803

Supplemental cash flow information
Cash paid during the year for:
Interest	$35,609	$20,569	$27,920
Income taxes (excludes $113,202, $330 and $1,380 of income taxes refunded in 2011, 2010 and 2009, respectively)	$10,522	$124,065	$69,312

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

These financial statements include the accounts of Rent-A-Center, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. We report four operating segments: Core U.S., RAC Acceptance, International and ColorTyme. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries.

Our Core U.S. segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At December 31, 2011, we operated 2,994 company-owned stores nationwide and in Puerto Rico, including 39 retail installment sales stores under the names “Get It Now” and “Home Choice.”

Our RAC Acceptance segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s store locations. At December 31, 2011, we operated 750 RAC Acceptance locations.

Our International segment consists of our company-owned store locations in Canada and Mexico that lease household durable goods to customers on a rent-to-own basis. At December 31, 2011, we operated 28 stores in Canada under the name “Rent-A-Centre” and 52 stores in Mexico.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At December 31, 2011, ColorTyme had 216 franchised stores operating in 33 states. Our ColorTyme segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

From 2005 to 2010, we also offered an array of financial services in certain of our stores under the names “RAC Financial Services” and “Cash AdvantEdge.” The financial services we offered included, but were not limited to, short term secured and unsecured loans, debit cards, check cashing and money transfer services. These operations are reported in the Core U.S. segment.

Rental Merchandise

Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. We depreciate merchandise held for rent (except for computers and tablets) that is at least 270 days old and held for rent for at least 180 consecutive days using the straight-line method for a period generally not to exceed 20 months.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On computers and tablets that are 24 months old or older and which have become idle, depreciation is recognized using the straight-line method for a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months.

Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer in a Core U.S. store does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.

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

Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.

Prior to 2011, revenue from financial services was recognized depending on the type of transaction. Fees collected on loans were recognized ratably over the term of the loan. For money orders, wire transfers, check cashing and other customer service type transactions, fee revenue was recognized at the time the service was performed.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2011, our financial services business extended short term secured and unsecured loans. The amount and length of such loans varied depending on applicable state law.

We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowances are adequate to absorb any known or probable losses. Our policy is to charge off installment notes receivable that are 90 days or more past due. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts. Similar procedures were followed for loan receivables until the discontinuation of our financial services business.

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

Intangible Assets and Amortization

We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Our reporting units are generally our reportable operating segments. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results. We assess recoverability using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. If the carrying value exceeds the discounted fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, we would recognize impairment charges in an amount equal to the excess of the carrying value over fair value. There were no impairment charges recognized related to goodwill in 2011, 2010 and 2009.

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

Income Taxes

We record deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the enacted tax rate expected to be in effect when taxes become payable. Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting in a different period in our tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits and net operating loss carryforwards (NOLs), as represented by deferred tax assets. We evaluate the recoverability of these future tax deductions and credits by assessing the future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight and assist us in determining recoverability. When it is determined the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. We include NOLs in the calculation of deferred tax assets. NOLs are utilized to the extent allowable due to the provisions of the Internal Revenue Code of 1986, as amended, and relevant state statutes.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. A number of years may elapse before a particular matter, for which we have recorded a liability, is audited and effectively settled. We review our tax positions quarterly and adjust the balance as new information becomes available. We classify interest accrued related to unrecognized tax benefits as interest expense.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $75.9 million, $77.3 million and $78.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

We maintain long-term incentive plans for the benefit of certain employees, consultants and directors, which are described more fully in Note K. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the terms of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the award’s requisite service period on a straight-line basis. We issue new shares to settle stock awards.

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

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permissible. The adoption of this standard is not expected to have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permissible. The adoption of ASU 2011-05 will not have a financial impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

Note B — Receivables and Allowance for Doubtful Accounts

Receivables consist of the following:

	December 31,
	2011	2010
	(In thousands)
Installment sales receivable	$46,418	$42,839
Trade and notes receivables	9,903	7,492
Financial services loans receivable	—	12,232

Total	56,321	62,563
Less allowance for doubtful accounts	(8,100)	(8,673)

Net receivables	$48,221	$53,890

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for doubtful accounts related to installment sales receivable was $6.4 million and $6.0 million, and trade receivables was $1.7 million and $2.1 million at December 31, 2011 and 2010, respectively. The allowance for doubtful accounts related to financial services loans receivable was $610,000 at December 31, 2010.

Changes in our allowance for doubtful accounts are as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Beginning balance	$8,673	$9,753	$7,256
Bad debt expense	3,407	16,168	17,395
Accounts written off	(8,289)	(23,107)	(20,721)
Recoveries	4,309	5,859	5,823

Ending balance	$8,100	$8,673	$9,753

Note C — Rental Merchandise

	December 31,
	2011	2010
	(In thousands)
On rent
Cost	$1,210,612	$1,083,496
Less accumulated depreciation	(444,187)	(428,248)

Net book value, on rent	$766,425	$655,248

Held for rent
Cost	$250,591	$242,348
Less accumulated depreciation	(63,823)	(60,742)

Net book value, held for rent	$186,768	$181,606

Note D — Property Assets

	December 31,
	2011	2010
	(In thousands)
Furniture and equipment	$281,111	$249,392
Transportation equipment	16,083	14,032
Building and leasehold improvements	292,028	259,476
Land and land improvements	5,299	5,299
Construction in progress	55,210	42,291

	649,731	570,490
Less accumulated depreciation	(362,110)	(345,851)

	$287,621	$224,639

We had $47.8 million and $37.8 million of capitalized software costs included in construction in progress at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, we placed in service internally developed software of approximately $16.0 million and $20.6 million, respectively. As of December 31, 2009, we had not placed in service any internally developed software.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Intangible Assets and Acquisitions

Intangible Assets

Amortizable intangible assets consist of the following (in thousands):

		December 31, 2011		December 31, 2010
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,104	$6,091	$6,094	$6,057
Customer relationships	2	70,648	65,901	67,811	62,224
Vendor relationships	11	7,538	568	—	—

Total		$84,290	$72,560	$73,905	$68,281

Aggregate amortization expense (in thousands):

Year ended December 31, 2011	$4,285
Year ended December 31, 2010	$701
Year ended December 31, 2009	$1,291

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

Estimated Amortization Expense
(In thousands)
2012	$4,517
2013	1,376
2014	571
2015	568
2016	568
Thereafter	4,130

Total	$11,730

Unless otherwise noted, substantially all goodwill is recorded in the Core U.S. segment. A summary of the changes in recorded goodwill follows (in thousands):

	December 31,
	2011	2010
Gross balance as of January 1,	$1,320,467	$1,268,684
Additions from acquisitions	18,755	55,922	(1)
Goodwill related to stores sold or closed	(390)	(4,320	)(2)
Post purchase price allocation adjustments	293	181

Balance as of the end of the period	$1,339,125	$1,320,467

(1)	Includes $53.9 million of goodwill related to the acquisition of The Rental Store, Inc., which is recorded in the RAC Acceptance segment.

(2)	Includes $1.8 million of goodwill impairment related to the discontinuation of our financial services business.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The following table provides information concerning the acquisitions made during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010		2009
	(Dollar amounts in thousands)
Number of stores acquired remaining open	26	3		1
Number of stores acquired that were merged with existing stores	71	14		26
Number of kiosk locations acquired	5	158		—
Number of transactions	19	15		20
Total purchase price	$26,747	$74,378	(1)	$7,221
Amounts allocated to:
Goodwill	$18,755	$55,922		$4,456
Non-compete agreements	10	—		—
Customer relationships	2,843	5,551		554
Receivables	—	—		398
Rental merchandise	6,023	27,325		1,813
Property and other assets	—	1,740		—
Liabilities assumed	(884)	(16,160)		—

(1)	Of this amount, $71.0 million, net of cash acquired, was funded in connection with the acquisition of The Rental Store, Inc.

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. With respect to the acquisition of The Rental Store, Inc., the purchase price was determined using a pro forma multiple of earnings. The initial accounting for the acquisition was not finalized as of December 31, 2010, due to the timing of the transaction. In the quarter ending June 30, 2011, we recorded an adjustment of $7.5 million from goodwill to vendor relationships after the analysis of acquired intangible assets was completed. Acquired customer relationships are amortized utilizing the straight-line method over a 21 month period, non-compete agreements are amortized using the straight-line method over the life of the agreements, vendor relationships are amortized using the straight-line method over a seven or 15 year period, other intangible assets are amortized using the straight-line method over the life of the asset and goodwill associated with acquisitions is not amortized. The weighted average amortization period was approximately 8 years for intangible assets added during the year ended December 31, 2011. Additions to goodwill due to acquisitions in 2011 were tax deductible.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2011 and 2010 are as follows:

		December 31, 2011			December 31, 2010
	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
	(In thousands)
Senior Credit Facilities:
New Term Loan	2016	$250,000	$237,500	$—	$—	$—	$—
Tranche A Term Loans Existing	2011	—	—	—	82,500	18,750	—
Tranche A Term Loans Extended	2013	—	—	—	82,500	55,000	—
Tranche B Term Loans Existing	2012	—	—	—	184,080	13,334	—
Tranche B Term Loans Extended	2015	—	—	—	300,000	290,250	—
Revolving Facility(1)	2016	500,000	185,000	198,805	375,000	6,000	231,629

		750,000	422,500	198,805	1,024,080	383,334	231,629
Other Indebtedness:
Line of credit		20,000	18,175	1,825	20,000	17,780	2,220

Total		$770,000	$440,675	$200,630	$1,044,080	$401,114	$233,849

(1)	At December 31, 2011 and 2010, the amounts available under the Revolving Facility were reduced by approximately $116.2 million and $137.4 million, respectively, for our outstanding letters of credit.

Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 2.00% and 1.00%, respectively, at December 31, 2011, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.

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

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2011:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.70:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.58:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2011 ($659.5 million) by consolidated EBITDA for the twelve month period ended December 31, 2011 ($387.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2011, as adjusted for certain capital expenditures ($514.6 million), by consolidated fixed charges for the twelve month period ended December 31, 2011 ($325.1 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.

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

We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $100.0 million, which occurred at the date we refinanced our senior secured debt, with total amounts outstanding ranging up to $186.5 million. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2011.

Year Ending December 31,	(In thousands)
2012	43,175
2013	25,000
2014	25,000
2015	25,000
2016	322,500

$440,675

Note G — Subsidiary Guarantors – Senior Notes

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Accrued Liabilities

	December 31,
	2011	2010
	(In thousands)
Accrued insurance costs	$123,649	$138,760
Deferred revenue	46,747	36,620
Accrued compensation	44,967	47,656
Taxes other than income	25,457	24,244
Accrued interest payable	4,422	5,245
Accrued restructuring costs	7,737	1,494
Accrued dividends	9,466	—
Accrued capital lease obligations	105	816
Accrued other	36,169	33,580

	$298,719	$288,415

Note I — Income Taxes

A reconciliation of the federal statutory rate of 35% to actual follows:

	Year Ended December 31,
	2011	2010	2009
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9%	2.9%	3.1%
Effect of foreign operations, net of foreign tax credits	0.3%	0.5%	—%
Other, net	(1.4)%	(0.9)%	(0.2)%

Total	35.8%	37.5%	37.9%

The components of income tax expense are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current expense
Federal	$4,154	$749	$55,101
State	6,547	8,656	10,278
Foreign	3,762	4,220	1,288

Total current	14,463	13,625	66,667

Deferred expense
Federal	76,936	85,866	33,028
State	1,145	3,624	2,820
Foreign	(631)	—	—

Total deferred	77,450	89,490	35,848

Total	$91,913	$103,115	$102,515

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets
Federal net operating loss carryforwards	$63,057	$24,612
State net operating loss carryforwards	16,506	12,318
Foreign net operating loss carryforwards	2,989	595
Accrued liabilities	48,928	53,777
Property assets	—	1,141
Other assets including credits	65	1,261
Foreign tax credit carryforwards	4,434	2,207

	135,979	95,911
Valuation allowance	(930)	(5,951)
Deferred tax liabilities
Rental merchandise	(327,222)	(244,662)
Property assets	(25,508)	—
Intangible assets	(80,030)	(64,250)

	(432,760)	(308,912)

Net deferred taxes	$(297,711)	$(218,952)

At December 31, 2011, we had approximately $180.2 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income expiring between 2020 and 2023 and approximately $345.8 million of state NOL carryforwards expiring between 2012 and 2030. Approximately one third of the total remaining carryforward represents acquired NOLs. Utilization of these NOLs is subject to applicable annual limitations for U.S. state and U.S. federal tax purposes, including Section 382 of the Internal Revenue Code of 1986, as amended. In addition, at December 31, 2011, we had approximately $10.0 million of foreign NOLs and approximately $4.4 million in foreign tax credit (“FTC”) carryforwards expiring between 2020 and 2021. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our acquired NOLs or FTCs will not be recovered.

We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2007. The Appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. We believe the position and supporting case law applied by the IRS to this matter are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. We intend to vigorously defend our position on the issue. This matter was heard by the United States Tax Court at trial during November 2011, and a decision is expected during the latter part of 2012. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2010	$3,030
Additions based on tax positions related to current year	958
Additions for tax positions of prior years	2,928
Reductions for tax positions of prior years	(241)

Balance at January 1, 2011	6,675
Additions based on tax positions related to current year	800
Additions for tax positions of prior years	2,650
Reductions for tax positions of prior years	(152)
Settlements	(317)

Balance at December 31, 2011	$9,656

Included in the balance of unrecognized tax benefits at December 31, 2011 is $6.9 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.

As of December 31, 2011, we have accrued approximately $1.3 million for the payment of interest and recorded interest expense of approximately $490,000 for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above.

Note J — Commitments and Contingencies

Leases

We lease space for substantially all of our Core U.S. and International stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2021. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $230.3 million, $221.9 million and $219.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capital leases include certain transportation equipment. Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2011 are as follows:

Year Ending December 31,	Operating Leases
(In thousands)
2012	$185,394
2013	150,744
2014	117,040
2015	81,439
2016	41,020
Thereafter	6,671

$582,308

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in equipment under capital leases are as follows:

	December 31,
	2011	2010
	(In thousands)
Equipment under capital lease	$2,773	$4,656
Less accumulated amortization	(2,689)	(3,803)

Equipment under capital lease, net	$84	$853

Litigation

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We reserve for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of December 31, 2011 and 2010, we had no reserve relating to probable losses for our outstanding litigation. We continue to monitor our litigation exposure, and will review the adequacy of our legal reserves on a quarterly basis.

Guarantee

ColorTyme Guarantees.    Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $21.9 million was outstanding as of December 31, 2011.

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

The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2011 and 2010, there were 1,610,262 and 1,796,575 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 852,076 and 726,539 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2011 and 2010, respectively.

Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2011 and 2010, there were 427,651 and 1,607,525 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.

Options granted to our employees generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of ten years from the date of grant. Options granted to directors were immediately exercisable.

We grant restricted stock units to certain employees that vest after a three-year service requirement has been met. We recognize expense for these awards using the straight-line method over the requisite service period based on the number of awards expected to vest. We also grant performance-based restricted stock units that vest between 0% and 150% depending on our achievement of performance metrics that are established at the date of grant for the subsequent three-year period. We record expense for these awards over the requisite service period using an estimate of the number of awards that will vest, based on our performance against the established metrics, and net of the expected forfeiture rate, since the employee must maintain employment to vest in the award.

For the years ended December 31, 2011, 2010 and 2009, we recorded stock based compensation expense of approximately $4.5 million ($2.8 million net of tax), $4.1 million ($2.6 million net of tax) and $3.7 million ($2.3 million net of tax), respectively, related to stock options and restricted stock units granted.

Information with respect to stock option activity related to the Plans follows.

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance outstanding at January 1, 2011 .	3,707,142	$20.78
Granted	770,245	30.60
Exercised	(1,754,697)	19.35
Forfeited	(291,510)	22.72

Balance outstanding at December 31, 2011	2,431,180	$24.72	6.71 years	$29,898

Exercisable at December 31, 2011	1,127,188	$24.01	4.53 years	$14,685

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $24.1 million, $9.1 million and $1.0 million, respectively, resulting in tax benefits of $7.0 million, $3.0 million and $270,000, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the Consolidated Statements of Cash Flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of unvested options that we expect to result in compensation expense was approximately $7.3 million with a weighted average number of years to vesting of 1.65 years at December 31, 2011.

During the year ended December 31, 2011, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (0.12% to 1.78%)	Weighted average 0.71%
Expected dividend yield (0.70% to 2.30%)	Weighted average 1.31%
Expected life	6.05 years
Expected volatility (33.42% to 50.12%) .	Weighted average 42.48%
Forfeiture rate (7.55% to 13.41%)	Weighted average 9.48%
Employee stock options granted	770,245
Weighted average grant date fair value	$7.50

During the year ended December 31, 2010, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (0.26% to 2.16%)	Weighted average 1.01%
Expected dividend yield	0.80%
Expected life	5.48 years
Expected volatility (34.95% to 56.30%)	Weighted average 47.87%
Forfeiture rate (5.00% to 15.43%)	Weighted average 10.18%
Employee stock options granted	796,345
Weighted average grant date fair value	$6.00

During the year ended December 31, 2009, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (0.37% to 2.04%)	Weighted average 1.10%
Expected dividend yield	—
Expected life	5.34 years
Expected volatility (45.30% to 66.50%)	Weighted average 55.08%
Forfeiture rate (3.64% to 24.80%)	Weighted average 11.23%
Employee stock options granted	678,370
Weighted average grant date fair value	$5.72

Information with respect to non-vested restricted stock unit activity follows.

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2011	423,497	$17.52
Granted	128,126	30.08
Vested	(40,578)	16.89
Forfeited	(52,236)	17.42

Balance outstanding at December 31, 2011	458,809	$21.09

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units are valued using the last trade before the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2011, was approximately $2.4 million, expected to be recognized over a weighted average period of 1.02 years.

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

The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. The deferred compensation plan liability was approximately $2.9 million and $2.0 million as of December 31, 2011 and 2010, respectively. No discretionary contributions were made for the years ended December 31, 2011, 2010 and 2009.

Note M — Employee Benefit Plan

We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for all employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary matching contributions to the 401(k) plan. For the years ended December 31, 2011, 2010 and 2009, we made matching cash contributions of $5.9 million, $5.8 million and $5.6 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee’s respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2011, 2010 and 2009, 12.0%, 12.0%, and 9.0%, respectively, of the total plan assets consisted of our common stock.

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

At December 31, 2011, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2011 and 2010, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, the fair value of our senior notes was $302.3 million, which was approximately $2.3 million above their carrying value of $300.0 million. At December 31, 2010, the fair value of our senior notes was $299.8 million, which was approximately $200,000 below their carrying value of $300.0 million.

Note O — Impairment Charge

Our impairment charge consists of the following (in thousands):

	Year Ended December 31,
	2011	2010
Loan write-down	$2,569	$2,059
Fixed asset disposal	1,172	11,753
Other	3,579	5,127

Total	$7,320	$18,939

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

Note P — Restructuring Charges

During the fourth quarter of 2011, we recorded a pre-tax restructuring charge of $1.4 million in connection with the November 2011 acquisition of 58 rent-to-own stores, primarily related to post-acquisition lease terminations. As of December 31, 2011, we expect to use approximately $1.1 million of cash on hand for future payments, which primarily relate to lease obligations. We expect the lease obligations will be substantially completed in 18 to 24 months, with total completion no later than the second quarter of 2017.

During the third quarter of 2011, we recorded a pre-tax restructuring charge of $7.6 million related to the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third party grocery stores, all of which had been operated on a test basis, as well as the closure of 26 core rent-to-own stores following the sale of all customer accounts at those locations. The charge with respect to these closings related primarily to lease terminations, fixed asset disposals, and other miscellaneous items. As of December 31, 2011, we expect to use approximately $3.8 million of cash on hand for future payments, which primarily relate to lease obligations. We expect the lease obligations will be substantially completed in 18 to 24 months, with total completion no later than the second quarter of 2016.

During the second quarter of 2011, we recorded a pre-tax restructuring charge of approximately $4.9 million in connection with the December 2010 acquisition of The Rental Store, Inc. This charge related to post-acquisition lease terminations. As of December 31, 2011, we expect to use approximately $2.1 million of cash on hand for future payments. We expect the lease obligations will be substantially completed in 18 to 24 months, with total completion no later than the fourth quarter of 2017.

Note Q — Stock Repurchase Plan

Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Rent-A-Center common stock. We have repurchased a total of 29,322,753 shares and 23,470,345 shares of Rent-A-Center common stock for an aggregate purchase price of $715.5 million and $551.2 million as of December 31, 2011 and 2010, respectively, under this common stock repurchase program. During the year ended December 31, 2011, we repurchased a total of 5,852,408 shares for approximately $164.3 million in cash.

Note R — Segment Information

Through September 30, 2011, we reported the results of our operations under one segment as only one of our operating segments met the quantitative thresholds of a reportable segment under Topic 280, Segment Reporting. Because of the aggressive growth strategies in our RAC Acceptance and international operations, our chief operating decision makers now analyze the results of these operations on an individual basis, and we believe that future period operating results in those segments may meet the quantitative thresholds for a reportable segment as early as 2012. Therefore, segment information for the year ended December 31, 2011, will be presented in accordance with Topic 280.

The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories including consumer electronics, appliances, computers, furniture and accessories. Reportable segments and their respective operations are defined as follows.

Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 39 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets. Reported amounts also include our financial services business, which ceased operations in December 2010, and our prepaid telecommunications and energy business, which was divested in November 2009. Impairment charges related to the discontinuation of our financial services business and restructuring charges (with the exception of the $4.9 million restructuring charge associated with the December 2010 acquisition of The Rental Store, Inc.) are recorded in the Core U.S. segment.

Our RAC Acceptance segment operates kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The transaction offered is generally similar to that of the Core U.S. segment; however, the majority of the customers in this segment enter into monthly rather than weekly agreements. Segment assets include cash, rental merchandise, property assets, goodwill and other intangible assets. The $4.9 million restructuring charge associated with the December 2010 acquisition of The Rental Store, Inc. was recorded in this segment in 2011.

Our International segment consists of our company-owned store locations in Canada and Mexico, which is expanding its rent-to-own operations. The nature of this segment’s operations and assets are the same as our Core U.S. segment.

ColorTyme is a national franchisor of rent-to-own stores that use ColorTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. ColorTyme’s primary

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 4.0% of the franchisees’ monthly gross revenue and initial fees for new locations. Segment assets include cash, franchise fee receivables, property assets and intangible assets.

We incur costs at our corporate headquarters that benefit our Core U.S., RAC Acceptance and International operating segments. Accordingly, we allocate such costs among these segments based on segment revenue to determine segment operating profit. Likewise, certain corporate assets used to support these operating segments, including the land and building in which the corporate headquarters are located and related property assets, cash and prepaid expenses are allocated to these operating segments also based on segment revenue. Because our ColorTyme segment maintains a separate, independent corporate office, no additional corporate costs or assets are allocated to that segment.

Segment information as of and for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except location count):

	Year Ended December 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total

Revenue	$2,631,416	$193,295	$18,490	$38,983	$2,882,184
Gross profit	1,918,781	114,228	13,011	6,496	2,052,516
Operating profit	317,473	(13,985)	(13,551)	3,220	293,157
Depreciation	60,558	2,229	2,295	132	65,214
Amortization	1,092	3,583	—	—	4,675
Capital expenditures	108,553	5,881	18,276	—	132,710
Rental merchandise, net
On rent	619,189	139,340	7,896	—	766,425
Held for rent	177,625	1,274	7,869	—	186,768
Total assets	2,536,115	217,157	44,535	3,571	2,801,378

	Year Ended December 31, 2010
	Core U.S.		RAC Acceptance	International	ColorTyme	Total

Revenue	$2,667,943	(1)	$18,203	$10,054	$35,432	$2,731,632
Gross profit	1,970,280	(1)	12,074	7,128	6,190	1,995,672
Operating profit	311,501	(1)	(5,372)	(5,226)	2,866	303,769
Depreciation	61,879		395	989	147	63,410
Amortization	3,254		—	—	—	3,254
Capital expenditures	90,866		1,450	691	—	93,007
Rental merchandise, net
On rent	606,121		44,293	4,834	—	655,248
Held for rent	177,621		2,809	1,176	—	181,606
Total assets	2,554,980		114,382	15,179	3,790	2,688,331

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Core U.S.		RAC Acceptance	International	ColorTyme	Total

Revenue	$2,709,786	(2)	$3,213	$6,117	$32,840	$2,751,956
Gross profit	1,974,930	(2)	2,615	4,433	6,020	1,987,998
Operating profit	299,053	(2)	(1,902)	(3,365)	2,538	296,324
Depreciation	65,105		66	512	105	65,788
Amortization	2,843		—	—	—	2,843
Capital expenditures	65,757		239	2,845	—	68,841
Rental merchandise, net
On rent	585,233		1,399	2,434	—	589,066
Held for rent	159,286		125	1,521	—	160,932
Total assets	2,428,944		1,984	10,209	2,860	2,443,997

	Location Count at December 31,
	Core U.S.		RAC Acceptance	International	ColorTyme	Total
2011	2,994		750	80	216	4,040
2010	2,985		384	23	209	3,601
2009	2,989		82	18	210	3,299

(1)	Includes revenue, gross profit and operating profit of $56.2 million, $56.2 million and $(12.8) million, respectively, related to our financial services business.

(2)

Includes revenue, gross profit and operating profit of $51.5 million, $51.5 million and $5.2 million, respectively, related to our financial services business and $50.5 million, $17.3 million and $0.5 million, respectively, related to our prepaid telecommunications and energy business.

Note S — Earnings Per Common Share

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2011
Basic earnings per common share	$164,637	61,188	$2.69
Effect of dilutive stock options	—	701

Diluted earnings per common share	$164,637	61,889	$2.66

Year Ended December 31, 2010
Basic earnings per common share	$171,642	65,104	$2.64
Effect of dilutive stock options	—	799

Diluted earnings per common share	$171,642	65,903	$2.60

Year Ended December 31, 2009
Basic earnings per common share	$167,855	65,986	$2.54
Effect of dilutive stock options	—	581

Diluted earnings per common share	$167,855	66,567	$2.52

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2011, 2010, and 2009, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, were 744,640, 1,839,225, and 2,964,778, respectively.

Note T — Unaudited Quarterly Data

Summarized quarterly financial data for 2011, 2010 and 2009 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenues	$742,178	$698,253	$704,271	$737,482
Gross profit	523,148	506,355	505,724	517,289
Operating profit	80,419	73,152	57,796	81,790
Net earnings	44,230	39,888	31,224	49,295
Basic earnings per common share	$0.70	$0.64	$0.52	$0.84
Diluted earnings per common share	$0.69	$0.63	$0.52	$0.83
Cash dividends paid per common share	$0.06	$0.06	$0.16	$0.16

Year Ended December 31, 2010
Revenues	$718,419	$671,543	$664,580	$677,090
Gross profit	513,000	497,665	490,013	494,994
Operating profit	88,703	82,831	69,393	62,842
Net earnings	51,461	47,830	40,497	31,854
Basic earnings per common share	$0.78	$0.73	$0.62	$0.50
Diluted earnings per common share	$0.77	$0.72	$0.62	$0.49
Cash dividends paid per common share	$—	$—	$0.06	$0.06

Year Ended December 31, 2009
Revenues	$728,183	$679,609	$671,251	$672,913
Gross profit	515,212	494,422	487,239	491,125
Operating profit	82,092	75,283	64,367	74,582
Net earnings	45,376	41,945	36,840	43,694
Basic earnings per common share	$0.69	$0.64	$0.56	$0.66
Diluted earnings per common share	$0.68	$0.63	$0.55	$0.66

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2011, our disclosure controls and procedures were effective as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934.

Management’s Annual Report on Internal Control over Financial Reporting

Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 42 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

The financial statements included in this report are listed in the Index to Financial Statements on page 39 of this report. Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or inapplicable.

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ MARK E. SPEESE Mark E. Speese	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ MITCHELL E. FADEL Mitchell E. Fadel	President, Chief Operating Officer and Director	February 27, 2012

/s/ ROBERT D. DAVIS Robert D. Davis	Executive Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012

/s/ MICHAEL J. GADE Michael J. Gade	Director	February 27, 2012

/s/ JEFFERY M. JACKSON Jeffery M. Jackson	Director	February 27, 2012

/s/ KERNEY LADAY Kerney Laday	Director	February 27, 2012

/s/ J. V. LENTELL J. V. Lentell	Director	February 27, 2012

/s/ LEONARD H. ROBERTS Leonard H. Roberts	Director	February 27, 2012

/s/ PAULA STERN Paula Stern	Director	February 27, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

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

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.11†*	Summary of Director Compensation

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

21.1*	Subsidiaries of Rent-A-Center, Inc.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

INDEX TO EXHIBITS

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**

The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.