Form 10-K/A
period 2011-12-31
RENT A CENTER INC DE
filed 2012-04-20
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

i

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 (this “Amendment”) solely to file corrected Section 906 Certifications (Exhibits 32.1 and 32.2) to our Annual Report on Form 10-K for the period ended December 31, 2011 as filed on February 28, 2012 (the “Original Filing”). The certifications previously filed as Exhibits 32.1 and 32.2 to the Original Filing erroneously referred to “Quarterly Report on Form 10-Q” rather than “Annual Report on Form 10-K.” In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Section 302 Certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

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

Date: April 20, 2012

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