Form 10-Q
period 2012-03-31
RENT A CENTER INC DE
filed 2012-04-27
CIK 933036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2012:

Class	Outstanding
Common stock, $.01 par value per share	59,413,494

i

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 1. Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$677,981	$610,428
Merchandise sales	122,859	99,266
Installment sales	17,495	16,687
Other	4,932	5,339
Franchise
Merchandise sales	10,613	9,146
Royalty income and fees	1,374	1,312

	835,254	742,178

Cost of revenues
Store
Cost of rentals and fees	163,359	135,649
Cost of merchandise sold	95,016	68,579
Cost of installment sales	6,298	6,048
Franchise cost of merchandise sold	10,164	8,754

	274,837	219,030

Gross profit	560,417	523,148

Operating expenses
Salaries and other expenses	430,803	397,198
General and administrative expenses	36,245	34,553
Amortization and write-down of intangibles	1,335	858
Impairment charge	—	7,320
Litigation expense	—	2,800

	468,383	442,729

Operating profit	92,034	80,419

Interest expense	8,977	9,760
Interest income	(181)	(154)

Earnings before income taxes	83,238	70,813

Income tax expense	31,297	26,583

NET EARNINGS	$51,941	$44,230

Basic earnings per common share	$0.88	$0.70

Diluted earnings per common share	$0.87	$0.69

Cash dividends paid per common share	$0.16	$0.06

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
(In thousands)	Unaudited
Net earnings	$51,941	$44,230
Other comprehensive income:
Foreign currency translation adjustments	2,976	789

Total other comprehensive income	2,976	789
COMPREHENSIVE INCOME	$54,917	$45,019

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$106,966	$88,065
Receivables, net of allowance for doubtful accounts of $7,201 in 2012 and $8,100 in 2011	44,886	48,221
Prepaid expenses and other assets	69,949	69,326
Rental merchandise, net
On rent	757,670	766,425
Held for rent	185,799	186,768
Merchandise held for installment sale	3,617	4,097
Property assets, net	296,895	287,621
Goodwill, net	1,339,289	1,339,125
Other intangible assets, net	10,422	11,730

	$2,815,493	$2,801,378

LIABILITIES
Accounts payable – trade	$113,879	$105,064
Accrued liabilities	336,855	298,719
Deferred income taxes	299,660	297,711
Senior debt	351,740	440,675
Senior notes	300,000	300,000

	1,402,134	1,442,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 108,079,125 and 107,799,899 shares issued in 2012 and 2011, respectively	1,079	1,077
Additional paid-in capital	766,982	757,933
Retained earnings	1,711,512	1,669,389
Treasury stock, 48,697,852 shares at cost in 2012 and 2011	(1,068,443)	(1,068,443)
Accumulated other comprehensive income	2,229	(747)

	1,413,359	1,359,209

	$2,815,493	$2,801,378

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$51,941	$44,230
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	157,417	132,397
Bad debt expense	325	521
Stock-based compensation expense	2,974	1,305
Depreciation of property assets	17,994	15,678
Loss on sale or disposal of property assets	120	92
Amortization of intangibles	1,335	858
Amortization of financing fees	691	505
Deferred income taxes	1,948	17,801
Tax benefit related to stock option exercises	(1,817)	(6,238)
Impairment charge	—	7,320
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(147,133)	(155,784)
Receivables	3,011	6,141
Prepaid expenses and other assets	(1,376)	113,131
Accounts payable – trade	8,816	(37,224)
Accrued liabilities	42,284	7,213

Net cash provided by operating activities	138,530	147,946
Cash flows from investing activities
Purchase of property assets	(27,428)	(27,144)
Proceeds from sale of property assets	40	79
Acquisitions of businesses, net of cash acquired	(210)	(525)

Net cash used in investing activities	(27,598)	(27,590)
Cash flows from financing activities
Purchase of treasury stock	—	(28,529)
Exercise of stock options	4,260	21,889
Tax benefit related to stock option exercises	1,817	6,238
Payments on capital leases	(9)	(137)
Proceeds from debt	146,145	115,305
Repayments of debt	(235,080)	(157,835)
Dividends paid	(9,466)	(3,803)

Net cash used in financing activities	(92,333)	(46,872)
Effect of exchange rate changes on cash	302	789
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,901	74,273
Cash and cash equivalents at beginning of period	88,065	70,727

Cash and cash equivalents at end of period	$106,966	$145,000

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation and Nature of Operations. These financial statements include the accounts of Rent-A-Center, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., RAC Acceptance, International and ColorTyme.

Our Core U.S. segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At March 31, 2012, we operated 2,983 company-owned stores nationwide and in Puerto Rico, including 40 retail installment sales stores under the names “Get It Now” and “Home Choice.”

Our RAC Acceptance segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s store locations. At March 31, 2012, we operated 763 RAC Acceptance locations.

Our International segment consists of our company-owned store locations in Canada and Mexico that lease household durable goods to customers on a rent-to-own basis. At March 31, 2012, we operated 30 stores in Canada under the name “Rent-A-Centre” and 57 stores in Mexico.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At March 31, 2012, ColorTyme had 218 franchised stores operating in 33 states. Our ColorTyme segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

New Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard has no impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share, but may change the way we perform our annual goodwill impairment test in the fourth quarter of 2012.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU did not change the items that must be reported in other

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income or when an item of other comprehensive income must be reclassified to net earnings, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. We have added a separate consolidated statement of comprehensive income to the accompanying financial statements and there was no financial impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

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

2.	Intangible Assets and Acquisitions.

Amortizable intangible assets consist of the following (in thousands):

		March 31, 2012		December 31, 2011
	Avg.	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Non-compete agreements	3	$6,104	$6,093	$6,104	$6,091
Customer relationships	2	70,682	67,099	70,648	65,901
Vendor relationships	11	7,538	710	7,538	568

Total		$84,324	$73,902	$84,290	$72,560

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated
Amortization Expense
2012	$3,196
2013	1,389
2014	571
2015	568
2016	568
Thereafter	4,130

Total	$10,422

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill allocated to the Core U.S., RAC Acceptance and International segments at March 31, 2012, was approximately $1.3 billion, $54.4 million, and $2.1 million, respectively. A summary of the changes in recorded goodwill, all of which were recorded in the Core U.S. segment, follows (in thousands):

	March 31,	December 31,
	2012	2011
Balance as of January 1,	$1,339,125	$1,320,467
Additions from acquisitions	102	18,755
Goodwill related to stores sold or closed	(228)	(390)
Post purchase price allocation adjustments	290	293

Balance as of the end of the period	$1,339,289	$1,339,125

Additions to goodwill due to acquisitions in the first three months of 2012 were tax deductible.

3.	Senior Credit Facilities. Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. The amounts outstanding under the term loan were $231.3 million and $237.5 million at March 31, 2012, and December 31, 2011, respectively, and the amounts outstanding under the revolving credit facility were $105.0 million and $185.0 million at March 31, 2012, and December 31, 2011, respectively.

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $116.2 million had been so utilized as of March 31, 2012, and at which date $278.8 million was available. The revolving credit facility and the term loan expire on July 14, 2016.

Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 2.00% and 1.00%, respectively, at March 31, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of March 31, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.42:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.64:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2012 ($554.3 million) by consolidated EBITDA for the three month period ended March 31, 2012 ($391.4 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the three month period ended March 31, 2012, as adjusted for certain capital expenditures ($525.3 million), by consolidated fixed charges for the three month period ended March 31, 2012 ($320.3 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.

Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facility would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.

We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $100.0 million, which occurred at the date we refinanced our senior secured debt, with total amounts outstanding ranging up to $221.0 million. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities.

4.	Subsidiary Guarantors—Senior Notes.

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

5.	Income Taxes. We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2007. The Appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. We believe the position and supporting case law applied by the IRS to this matter are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. This matter was heard by the United States Tax Court at trial during November 2011, and a decision is expected during the latter part of 2012. We continue to vigorously defend our position on the issue. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At March 31, 2012, our unrecognized tax benefits were consistent with December 31, 2011.

6.	Fair Value. We use a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of our non-financial assets and non-financial liabilities, which consist primarily of goodwill. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods and assumptions used in measuring fair value during the period.

At March 31, 2012, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2012 and December 31, 2011, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At March 31, 2012, the fair value of our senior notes was

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$311.3 million, which was approximately $11.3 million above their carrying value of $300.0 million. At December 31, 2011, the fair value of our senior notes was $302.3 million, which was approximately $2.3 million above their carrying value of $300.0 million.

7.	Segment Information. The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories including consumer electronics, appliances, computers, furniture and accessories. Reportable segments and their respective operations are defined as follows.

Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 40 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets. Reported amounts also include our financial services business, which ceased operations in December 2010. During the first quarter of 2011, we recorded a pre-tax impairment charge of approximately $7.3 million related to the discontinuation of the financial services business, and a pre-tax litigation charge of approximately $2.8 million related to the settlement of wage and hour claims in California.

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

Our International segment consists of our company-owned store locations in Canada and Mexico, which is expanding its rent-to-own operations. The nature of this segment’s operations and assets are the same as our Core U.S. segment. At March 31, 2012, we operated 30 stores in Canada and 57 stores in Mexico.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except location count):

	Three Months Ended March 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$727,830	$87,728	$7,709	$11,987	$835,254
Gross profit	510,057	43,170	5,367	1,823	560,417
Operating profit	95,208	2,868	(6,760)	718	92,034
Depreciation	15,756	828	1,385	25	17,994
Amortization	438	897	—	—	1,335
Capital expenditures	20,341	1,344	5,743	—	27,428

	Three Months Ended March 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$689,530	$38,413	$3,777	$10,458	$742,178
Gross profit	496,684	22,085	2,675	1,704	523,148
Operating profit	82,060	(586)	(1,823)	768	80,419
Depreciation	14,915	404	320	39	15,678
Amortization	106	752	—	—	858
Capital expenditures	20,509	925	5,710	—	27,144

	Location Count at March 31,
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
2012	2,983	763	87	218	4,051
2011	2,990	482	28	208	3,708

Segment information – selected balance sheet data (in thousands):

	March 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$592,402	$155,273	$9,995	$—	$757,670
Held for rent	177,063	1,632	7,104	—	185,799
Total assets	2,519,404	237,246	54,535	4,308	2,815,493

	December 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$619,189	$139,340	$7,896	$—	$766,425
Held for rent	177,625	1,274	7,869	—	186,768
Total assets	2,536,115	217,157	44,535	3,571	2,801,378

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share.

Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$51,941	59,252	$0.88
Effect of dilutive stock options	—	683

Diluted earnings per common share	$51,941	59,935	$0.87

	Three Months Ended March 31, 2011
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$44,230	63,353	$0.70
Effect of dilutive stock options	—	939

Diluted earnings per common share	$44,230	64,292	$0.69

For the three months ended March 31, 2012 and 2011, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share and, therefore anti-dilutive, were 901,278 and 438,745, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our failure to comply with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	changes in the unemployment rate;

•	economic pressures, such as high fuel costs, affecting the disposable income available to our current and potential customers;

•	economic conditions affecting consumer spending;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” later in this report as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2011. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Total financing requirements of a typical new Core U.S. store approximate $675,000, with roughly 60% of that amount relating to the purchase of rental merchandise inventory. A newly opened Core U.S. store is typically profitable on a monthly basis in the 8th to 12th month after its initial opening. Historically, a typical Core U.S. store has achieved cumulative break-even profitability in 24 to 28 months after its initial opening and has achieved results consistent with other Core U.S. stores that have been operating within the system for greater than two years by the end of its third year of operation. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Historically, we achieved growth in our Core U.S. segment by opening new stores and acquiring underperforming rent-to-own stores to which we could apply our operating model. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Although we continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry and we intend to continue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores, the consolidation opportunities in the U.S. rent-to-own industry are more limited than in previous periods during which we experienced significant growth through acquisitions. Therefore, our historical results of operations and period to period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.

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

As our U.S. store base matured, we began to focus on acquiring new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 763 RAC Acceptance locations at March 31, 2012, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners. In addition, we are expanding our rent-to-own store operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The Rental Purchase Transaction

The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the rental purchase transaction include:

Brand name merchandise. We offer well-known brands such as Sony, Philips, LG, Panasonic, Toshiba and Mitsubishi home electronics; Whirlpool appliances; Toshiba, Sony, Hewlett-Packard, Dell, Acer, Compaq and Apple computers; and Ashley, England, Standard, Albany and Klaussner furniture.

Convenient payment options. Our customers may make weekly, semi-monthly or monthly payments, in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Approximately 76% of our agreements are on a weekly term.

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

Our Operating Segments

We report four operating segments: Core U.S., RAC Acceptance, International, and ColorTyme. Additional information regarding our operating segments is provided in the Notes to the Consolidated Financial Statements contained in this report.

Core U.S.

Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 87% of our consolidated net revenues and substantially all of our net earnings for the three months ended March 31, 2012. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe

RENT-A-CENTER, INC. AND SUBSIDIARIES

are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. Periodically, we critically evaluate the markets in which we operate and will close, sell or merge underperforming stores.

Our strategy to grow further the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At March 31, 2012, we operated 2,983 company-owned stores nationwide and in Puerto Rico, including 40 retail installment sales stores under the names “Get It Now” and “Home Choice.”

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

We intend to grow the RAC Acceptance segment by increasing the number of our retail partners and by implementing joint marketing efforts with our retail partners to expand consumer awareness of the rent-to-own transaction. As of March 31, 2012, we operated 763 kiosk locations inside furniture and electronics retailers located in 34 states and Puerto Rico. We expect to open approximately 200 kiosk locations in 2012.

International

Our International segment currently consists of company-owned store locations in Canada and Mexico. We are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.

In Canada, we are focusing on improving operational efficiencies in our existing stores. At March 31, 2012, we operated 30 stores and expect to open approximately ten rent-to-own store locations in 2012.

In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At March 31, 2012, we operated 57 stores and expect to open approximately 60 rent-to-own store locations in 2012.

ColorTyme

ColorTyme is our nationwide franchisor of rent-to-own stores. At March 31, 2012, ColorTyme franchised 218 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

As of March 31, 2012, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $115.0 million, as compared to $114.2 million at December 31, 2011. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.

Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we reserve for loss contingencies that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. At March 31, 2012, and December 31, 2011, we had no reserves relating to probable losses for our outstanding litigation. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 7 to the consolidated financial statements. At March 31, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1.3 billion, $54.4 million and $2.1 million, respectively, and no impairment of goodwill was indicated.

If we make changes to our reserves in accordance with the policies described above, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $1.0 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed later in this report and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Stock options granted during the three months ended March 31, 2012, were valued using the binomial method pricing model with the following assumptions for employee options: an expected volatility of 37.20% to 47.67%, a risk-free interest rate of 0.12% to 0.65%, an expected dividend yield of 1.7%, and an expected life of 4.43 years. Restricted stock units are valued using the last trade before the day of the grant. During the three months ended March 31, 2012, we recognized $3.0 million in pre-tax compensation expense related to stock options and restricted stock units.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Store Revenue. Total store revenue increased by $91.6 million, or 12.5%, to $823.3 million for the three months ended March 31, 2012, from $731.7 million for the three months ended March 31, 2011. Store revenue increased due to growth in the RAC Acceptance segment and an increase in merchandise sales over the comparable prior period in the Core U.S. and RAC Acceptance segments.

Same store revenues represent those revenues earned in 2,960 stores that were operated by us for each of the entire three month periods ended March 31, 2012 and 2011. Same store revenues increased by $45.6 million, or 7.1%, to $690.7 million for the three months ended March 31, 2012, as compared to $645.1 million in 2011. The increase in same store revenues was attributable to growth in the RAC Acceptance segment, changes in promotional sales strategies in the Core U.S. segment and an increase in merchandise sales in both of these segments.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2012, increased by $27.8 million, or 20.4%, to $163.4 million as compared to $135.6 million in 2011. This increase in cost of rentals and fees expense was primarily attributable to an increase in rentals and fees revenue in 2012 as compared to 2011. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.1% for the three months ended March 31, 2012, as compared to 22.2% in 2011, driven by higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.

Cost of Merchandise Sold. Cost of merchandise sold increased by $26.4 million, or 38.5%, to $95.0 million for the three months ended March 31, 2012, from $68.6 million in 2011, driven by an increase in early purchase options. The gross margin percent of merchandise sales decreased to 22.7% for the three months ended March 31, 2012, from 30.9% in 2011 primarily as a result of higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.

Gross Profit. Gross profit increased by $37.3 million, or 7.1%, to $560.4, million for the three months ended March 31, 2012, from $523.1 million in 2011, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenue decreased to 67.1% for the three months ended March 31, 2012 from 70.5% in 2011 due to the lower margins as a percentage of revenue in the RAC Acceptance segment and decreased margins related to changes in promotional sales strategies in the Core U.S. segment.

Salaries and Other Expenses. Salaries and other expenses increased by $33.6 million, or 8.5%, to $430.8 million for the three months ended March 31, 2012, as compared to $397.2 million in 2011. This increase was primarily attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.2% for the three months ended March 31, 2012, as compared to 2.2% in 2011. Salaries and other expenses expressed as a percentage of total store revenue decreased to 52.3% for the three months ended March 31, 2012, from 54.3% in 2011 due to an increase in store revenue while continuing to manage labor and other store-related expenses.

General and Administrative Expenses. General and administrative expenses increased by $1.6 million, or 4.9%, to $36.2 million for the three months ended March 31, 2012, as compared to $34.6 million in 2011. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.3% for the three months ended March 31, 2012, from 4.7% in 2011.

Operating Profit. Operating profit increased by $11.6 million, or 14.4%, to $92.0 million for the three months ended March 31, 2012, as compared to $80.4 million in 2011. Operating profit as a percentage of total revenue increased to 11.0% for the three months ended March 31, 2012, from 10.8% for 2011. Operating profit in 2012 was favorably impacted by increased gross profit as discussed above. Operating profit in 2012 also increased as compared to 2011 due to the $7.3 million impairment charge related to the discontinuation of our financial services business and the $2.8 million litigation charge during the three months ended March 31, 2011, both of which were reported in the Core U.S. segment. These increases were partially offset by an increase in expenses associated with our continued expansion of the RAC Acceptance and International segments.

Interest Expense. Interest expense decreased by $783,000, or 8.0%, to $9.0 million for the three months ended March 31, 2012, as compared to $9.8 million in 2011. This decrease was attributable to a reduction in our outstanding debt and a decrease in our weighted average interest rate to 4.96% for the three months ended March 31, 2012, as compared to 5.72% in 2011.

Net Earnings and Earnings per Share. Net earnings increased by $7.7 million, or 17.4%, to $51.9 million for the three months ended March 31, 2012, as compared to $44.2 million in 2011. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, partially offset by an increase in income tax expense in 2012 as compared to 2011. Diluted earnings per share for the three months ended March 31, 2012, were $0.87 compared to $0.69 in 2011. The increase was due primarily to the increase in net income and was also favorably impacted by a decrease in average diluted shares outstanding.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Overview. For the three months ended March 31, 2012, we generated $138.5 million in operating cash flow. In addition to funding operating expenses, we used $88.9 million in cash to reduce outstanding debt, $27.4 million in cash for capital expenditures and paid cash dividends of $9.5 million. We ended the quarter with $107.0 million of cash and cash equivalents.

Analysis of Cash Flow. Cash provided by operating activities decreased by $9.4 million to $138.5 million for the three months ended March 31, 2012 from $147.9 million in 2011. This decrease was attributable to tax refunds of approximately $110.0 million received in the first quarter of 2011, offset by favorable changes in accounts payable and accrued liabilities.

Cash used in investing activities was $27.6 million for each of the three month periods ended March 31, 2012 and 2011 as we continued the development of new point of sale systems and processes designed to further enhance our management information system, our international and domestic expansion and costs associated with store reimaging.

Cash used in financing activities increased by $45.4 million to $92.3 million for the three months ended March 31, 2012 from $46.9 million in 2011. This increase in 2012 as compared to 2011 was primarily related to greater repayments of outstanding indebtedness, a decrease in stock option exercises and increased payments of dividends in 2012 compared to 2011, partially offset by no repurchases of our common stock in 2012.

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

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $283.8 million was available at April 23, 2012. At April 23, 2012, we had $84.5 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may make additional payments to service our existing debt, declare and pay dividends on our common stock, or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(In thousands)
Beginning merchandise value	$957,290	$842,271
Inventory additions through acquisitions	81	88
Purchases	277,321	247,307
Depreciation of rental merchandise	(157,417)	(132,397)
Cost of goods sold	(101,314)	(74,627)
Skips and stolens	(21,825)	(16,820)
Other inventory deletions (1)	(7,050)	(4,923)

Ending merchandise value	$947,086	$860,899

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $27.4 million and $27.1 million on capital expenditures during the three month periods ended March 31, 2012 and 2011, respectively, and expect to spend an aggregate of approximately $105.0 million in 2012.

Acquisitions and New Location Openings. During the first three months of 2012, we used approximately $210,000 in cash acquiring locations and accounts in two separate transactions.

The table below summarizes the location activity for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,994	750	80	216	4,040
New location openings	4	45	7	4	60
Closed locations
Merged with existing locations	14	18	—	—	32
Sold or closed with no surviving location	1	14	—	2	17

Locations at end of period	2,983	763	87	218	4,051

Acquired locations closed and accounts merged with existing locations	2	—	—	—	2
Total approximate purchase price (in thousands)	$210	$—	$—	$—	$210

The profitability of our locations tends to grow at a slower rate approximately five years after entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to open new locations as well as increase revenue in our existing locations. We intend to accomplish such revenue growth by acquiring customer accounts on favorable terms, providing compelling product values for our customers through the use of

RENT-A-CENTER, INC. AND SUBSIDIARIES

strategic merchandise purchases and seeking additional distribution channels for our products and services. We cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all. We also cannot assure you that we will be successful in identifying additional distribution channels for our products and services, or that such operations will be as profitable as we expect, or at all.

Senior Credit Facilities. Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.

The table below shows the scheduled maturity dates of our senior term loan outstanding at March 31, 2012.

Year Ending December 31,	(In thousands)
2012	$18,750
2013	25,000
2014	25,000
2015	25,000
2016	137,500

$231,250

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $116.2 million had been so utilized as of April 23, 2012, at which date $120.0 million was outstanding and $263.8 million was available. The revolving credit facility and the term loan expire on July 14, 2016.

Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.25% at April 23, 2012. The margins on the Eurodollar rate and on the prime rate, which were 2.00% and 1.00%, respectively, at March 31, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of March 31, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.42:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.64:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2012 ($554.3 million) by consolidated EBITDA for the three month period ended March 31, 2012 ($391.4 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the three month period ended March 31, 2012, as adjusted for certain capital expenditures ($525.3 million), by consolidated fixed charges for the three month period ended March 31, 2012 ($320.3 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.

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

We utilize our revolving credit facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the revolving credit facility for general corporate purposes. The funds drawn on individual occasions have varied in amounts of up to $100.0 million, which occurred at the date we refinanced our senior secured debt, with total amounts outstanding ranging up to $221.0 million. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities.

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

ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $25.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $45.0 million, of which $23.2 million was outstanding as of March 31, 2012.

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2012:

	Payments Due by Period
Contractual Cash Obligations	Total		2012	2013-2014	2015-2016	Thereafter
	(In thousands)
Senior Debt (including current portion)	$351,740	(1)	$34,240	$50,000	$267,500	$—
6 5/8% Senior Notes(2)	478,874		19,876	39,750	39,750	379,498
Operating Leases	574,834		142,138	283,924	138,306	10,466

Total(3)	$1,405,448		$196,254	$373,674	$445,556	$389,964

(1)

Amount referenced does not include interest payments. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2012 was 0.25%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.
(3)

As of March 31, 2012, we have $8.8 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of March 31, 2012, we had purchased a total of 29,322,753 shares of Rent-A-Center common stock for an aggregate purchase price of $715.5 million under this common stock repurchase program. We did not repurchase any shares during the three months ended March 31, 2012.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our current and potential customers’ monthly disposable income or high levels of unemployment could adversely impact our results of operations.

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

Interest Rate Sensitivity

As of March 31, 2012, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%. We also had $231.3 million outstanding in term loans, $105.0 million outstanding on our revolving credit facility and $15.5 million outstanding on our Intrust line of credit, each at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at March 31, 2012, was $311.3 million. Carrying value approximates fair value for all other indebtedness.

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

Interest Rate Risk

We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2012, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at March 31, 2012, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.4 million additional pre-tax charge or credit to our statement of earnings.

Item 4. Controls	and Procedures.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in internal controls. For the quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES

PART II – Other Information

Item 1. Legal	Proceedings.

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We reserve for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of March 31, 2012, we had no reserves relating to probable losses for our outstanding litigation. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.

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

Our Core U.S. store base is mature. As a result, our same store sales have increased more slowly than in historical periods, or in some cases, decreased. Accordingly, we are focused on acquiring new customers through sources other than our existing U.S. rent-to-own stores, providing compelling product values for our customers through the use of strategic merchandise purchases as well as seeking additional distribution channels for our products and services. Our primary growth strategies are our RAC Acceptance and International segments. Effectively managing growth can be challenging, particularly as we continue to expand into channels outside our traditional rent-to-own store model and expand internationally. This growth places significant demands on management and operational systems. If we are unable to successfully execute these growth strategies, our revenue and earnings may grow more slowly or even decrease.

We are highly dependent on the financial performance of our Core U.S. operating segment.

Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 87% of our consolidated net revenues and substantially all of our net earnings for the three months ended March 31, 2012. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Our operations in Canada and Mexico are subject to political or regulatory changes and significant changes in the economic environment and other concerns.

We entered the Canadian market in 2004 and operated 30 stores in Canada as of March 31, 2012. We opened our first store in Mexico in October 2010, and operated 57 stores in Mexico as of March 31, 2012. Our growth plans include significant expansion in our International segment. Changes in the business, regulatory or political climate in Canada or Mexico could adversely affect our operations in those countries, which could negatively impact our growth plans. Mexico is also subject to other potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of March 31, 2012, $336.3 million was outstanding under our senior credit facilities.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.

The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	our ability to meet market expectations with respect to the growth and profitability of our RAC Acceptance and International segments;

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales or when and how many locations we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts; and

•	the stock price performance of comparable companies.

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

RENT-A-CENTER, INC.

By	/S/ ROBERT D. DAVIS
Robert D. Davis Executive Vice President — Finance, Treasurer and Chief Financial Officer

Date: April 27, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 28, 2011.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.3	Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.4	Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.5	Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Franchise Financing Agreement, dated as of August 2, 2010, between ColorTyme, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.7	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.8	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.9†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.10†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.12†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.13†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.14†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.16†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.17†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.18†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.19†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)

10.20†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.22†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.24†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.25†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.29	Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Compass Bank and Wells Fargo Bank, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of July 14, 2011.)

10.30†	Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed January 28, 2011.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

INDEX TO EXHIBITS

Exhibit No.	Description

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.