Form 10-Q
period 2012-06-30
RENT A CENTER INC DE
filed 2012-07-27
CIK 933036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2012:

Class	Outstanding
Common stock, $.01 par value per share	59,037,976

i

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 1. Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,
	2012	2011
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$658,987	$617,796
Merchandise sales	60,622	50,973
Installment sales	16,170	16,571
Other	4,537	4,143
Franchise
Merchandise sales	8,022	7,525
Royalty income and fees	1,360	1,245

	749,698	698,253

Cost of revenues
Store
Cost of rentals and fees	159,790	139,295
Cost of merchandise sold	49,525	39,510
Cost of installment sales	5,728	5,898
Franchise cost of merchandise sold	7,682	7,195

	222,725	191,898

Gross profit	526,973	506,355

Operating expenses
Salaries and other expenses	412,035	395,091
General and administrative expenses	34,430	32,047
Amortization and write-down of intangibles	1,481	1,132
Restructuring charge	—	4,933

	447,946	433,203

Operating profit	79,027	73,152

Interest expense	8,343	9,613
Interest income	(122)	(237)

Earnings before income taxes	70,806	63,776

Income tax expense	26,624	23,888

NET EARNINGS	$44,182	$39,888

Basic earnings per common share	$0.75	$0.64

Diluted earnings per common share	$0.74	$0.63

Cash dividends paid per common share	$0.16	$0.06

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2012	2011
(In thousands)	Unaudited
Net earnings	$44,182	$39,888
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,007)	4

Total other comprehensive income (loss)	(3,007)	4

COMPREHENSIVE INCOME	$41,175	$39,892

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Six Months Ended June 30,
	2012	2011
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$1,336,968	$1,228,224
Merchandise sales	183,481	150,239
Installment sales	33,665	33,258
Other	9,469	9,482
Franchise
Merchandise sales	18,635	16,671
Royalty income and fees	2,734	2,557

	1,584,952	1,440,431

Cost of revenues
Store
Cost of rentals and fees	323,149	274,944
Cost of merchandise sold	144,541	108,089
Cost of installment sales	12,026	11,946
Franchise cost of merchandise sold	17,846	15,949

	497,562	410,928

Gross profit	1,087,390	1,029,503

Operating expenses
Salaries and other expenses	842,838	792,289
General and administrative expenses	70,675	66,600
Amortization and write-down of intangibles	2,816	1,990
Impairment charge	—	7,320
Restructuring charge	—	4,933
Litigation expense	—	2,800

	916,329	875,932

Operating profit	171,061	153,571

Interest expense	17,320	19,373
Interest income	(303)	(391)

Earnings before income taxes	154,044	134,589

Income tax expense	57,921	50,471

NET EARNINGS	$96,123	$84,118

Basic earnings per common share	$1.62	$1.34

Diluted earnings per common share	$1.61	$1.32

Cash dividends paid per common share	$0.32	$0.12

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,
	2012	2011
(In thousands)	Unaudited
Net earnings	$96,123	$84,118
Other comprehensive income (loss):
Foreign currency translation adjustments	(31)	793

Total other comprehensive income (loss)	(31)	793

COMPREHENSIVE INCOME	$96,092	$84,911

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$101,131	$88,065
Receivables, net of allowance for doubtful accounts of $7,017 in 2012 and $8,100 in 2011	45,383	48,221
Prepaid expenses and other assets	70,207	69,326
Rental merchandise, net
On rent	731,433	766,425
Held for rent	189,203	186,768
Merchandise held for installment sale	4,309	4,097
Property assets, net	299,335	287,621
Goodwill, net	1,339,234	1,339,125
Other intangible assets, net	9,148	11,730

	$2,789,383	$2,801,378

LIABILITIES
Accounts payable – trade	$92,342	$105,064
Accrued liabilities	294,838	298,719
Deferred income taxes	300,950	297,711
Senior debt	367,755	440,675
Senior notes	300,000	300,000

	1,355,885	1,442,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 108,187,035 and 107,799,899 shares issued in 2012 and 2011, respectively	1,080	1,077
Additional paid-in capital	771,701	757,933
Retained earnings	1,746,471	1,669,389
Treasury stock, 49,186,583 and 48,697,852 shares at cost in 2012 and 2011, respectively	(1,084,976)	(1,068,443)
Accumulated other comprehensive loss	(778)	(747)

	1,433,498	1,359,209

	$2,789,383	$2,801,378

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$96,123	$84,118
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	311,482	268,369
Bad debt expense	947	632
Stock-based compensation expense	4,799	2,523
Depreciation of property assets	36,332	31,831
Loss on sale or disposal of property assets	325	64
Amortization of intangibles	2,673	1,990
Amortization of financing fees	1,382	1,017
Deferred income taxes	3,239	42,648
Tax benefit related to stock option exercises	(2,093)	(6,456)
Impairment charge	—	7,320
Restructuring charge	—	4,933
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(279,073)	(304,941)
Receivables	1,891	8,685
Prepaid expenses and other assets	(2,277)	102,672
Accounts payable – trade	(12,722)	(61,735)
Accrued liabilities	(1,889)	(12,420)

Net cash provided by operating activities	161,139	171,250
Cash flows from investing activities
Purchase of property assets	(48,320)	(59,216)
Proceeds from sale of property assets	92	132
Acquisitions of businesses, net of cash acquired	(394)	(1,016)

Net cash used in investing activities	(48,622)	(60,100)
Cash flows from financing activities
Purchase of treasury stock	(16,543)	(92,695)
Exercise of stock options	6,888	24,966
Tax benefit related to stock option exercises	2,093	6,456
Payments on capital leases	(24)	(175)
Proceeds from debt	266,800	141,875
Repayments of debt	(339,720)	(181,445)
Dividends paid	(18,978)	(7,621)

Net cash used in financing activities	(99,484)	(108,639)
Effect of exchange rate changes on cash	33	793
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,066	3,304
Cash and cash equivalents at beginning of period	88,065	70,727

Cash and cash equivalents at end of period	$101,131	$74,031

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies and Nature of Operations.

The interim financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Our Core U.S. segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At June 30, 2012, we operated 2,973 company-owned stores nationwide and in Puerto Rico, including 40 retail installment sales stores under the names “Get It Now” and “Home Choice.”

Our RAC Acceptance segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s store locations. At June 30, 2012, we operated 811 RAC Acceptance locations.

Our International segment consists of our company-owned store locations in Canada and Mexico that lease household durable goods to customers on a rent-to-own basis. At June 30, 2012, we operated 32 stores in Canada under the name “Rent-A-Centre” and 67 stores in Mexico.

ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At June 30, 2012, ColorTyme had 219 franchised stores operating in 33 states. Our ColorTyme segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.

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

2.	Intangible Assets and Acquisitions.

Amortizable intangible assets consist of the following (in thousands):

		June 30, 2012		December 31, 2011
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,104	$6,095	$6,104	$6,091
Customer relationships	2	70,738	68,285	70,648	65,901
Vendor relationships	11	7,538	852	7,538	568

Total		$84,380	$75,232	$84,290	$72,560

Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2012	$1,884
2013	1,425
2014	573
2015	568
2016	568
Thereafter	4,130

Total	$9,148

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,282.7 million, $54.4 million, and $2.1 million, respectively. At December 31, 2011, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,282.6 million, $54.4 million, and $2.1 million, respectively. A summary of the changes in recorded goodwill, all of which were recorded in the Core U.S. segment, follows (in thousands):

	June 30, 2012	December 31, 2011
Balance as of January 1,	$1,339,125	$1,320,467
Additions from acquisitions	240	18,755
Goodwill related to stores sold or closed	(376)	(390)
Post purchase price allocation adjustments	245	293

Balance as of the end of the period	$1,339,234	$1,339,125

Additions to goodwill due to acquisitions in the first six months of 2012 were tax deductible.

3.	Senior Credit Facilities. Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. The amounts outstanding under the term loan were $225.0 million and $237.5 million at June 30, 2012, and December 31, 2011, respectively, and the amounts outstanding under the revolving credit facility were $125.0 million and $185.0 million at June 30, 2012, and December 31, 2011, respectively.

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $116.2 million had been so utilized as of June 30, 2012, and at which date $258.8 million was available. The revolving credit facility and the term loan expire on July 14, 2016.

Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at June 30, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt in excess of $250.0 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 14, 2017);

•	repurchase our capital stock and 6 5/8% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	make capital expenditures in the event the pro forma consolidated leverage ratio is greater than 2.75x; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.45:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.62:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2012 ($573.9 million) by consolidated EBITDA for the six month period ended June 30, 2012 ($394.9 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the six month period ended June 30, 2012, as adjusted for certain capital expenditures ($538.1 million), by consolidated fixed charges for the six month period ended June 30, 2012 ($331.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.

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

4.	Subsidiary Guarantors - Senior Notes.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At June 30, 2012, our unrecognized tax benefits were reduced by approximately $246,000 from December 31, 2011.

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

At June 30, 2012, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2012 and December 31, 2011, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At June 30, 2012, the fair value of our senior notes was $318.8 million, which was approximately $18.8 million above their carrying value of $300.0 million. At December 31, 2011, the fair value of our senior notes was $302.3 million, which was approximately $2.3 million above their carrying value of $300.0 million.

7.	Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. We have repurchased a total of 29,811,484 shares and 29,322,753 shares of Rent-A-Center common stock for an aggregate purchase price of $732.0 million and $715.5 million as of June 30, 2012 and December 31, 2011, respectively, under this common stock repurchase program. We repurchased a total of 488,731 shares for approximately $16.5 million in cash during the three months ended June 30, 2012. We did not repurchase any shares in the first quarter of 2012.

8.	Segment Information. The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories including consumer electronics, appliances, computers, furniture and accessories. Reportable segments and their respective operations are defined as follows.

Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 40 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets. During the first quarter of 2011, we recorded a pre-tax impairment charge of approximately $7.3 million related to the discontinuation of the financial services business, which ceased operations in December 2010, and a pre-tax litigation charge of approximately $2.8 million related to the settlement of wage and hour claims in California in the Core U.S. segment.

Our RAC Acceptance segment operates kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The transaction offered is generally similar to that of the Core U.S. segment; however, the majority of the customers in this segment enter into monthly rather than weekly agreements. Segment assets include cash, rental merchandise, property assets, goodwill and other intangible assets. A restructuring charge of $4.9 million associated with the December 2010 acquisition of The Rental Store, Inc. was recognized in this segment during the second quarter of 2011.

Our International segment consists of our company-owned store locations in Canada and Mexico, which is expanding its rent-to-own operations. The nature of this segment’s operations and assets are the same as our Core U.S. segment. At June 30, 2012, we operated 32 stores in Canada and 67 stores in Mexico.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except location count):

	Three Months Ended June 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$654,356	$77,060	$8,900	$9,382	$749,698
Gross profit	474,414	44,617	6,242	1,700	526,973
Operating profit	79,463	6,897	(7,811)	478	79,027
Depreciation of property assets	15,952	856	1,506	24	18,338
Amortization and write-down of intangibles	585	896	—	—	1,481
Capital expenditures	16,692	1,047	3,153	—	20,892

	Three Months Ended June 30, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$644,129	$40,892	$4,462	$8,770	$698,253
Gross profit	476,649	24,959	3,172	1,575	506,355
Operating profit	82,556	(7,540)	(2,556)	692	73,152
Depreciation of property assets	15,137	521	455	40	16,153
Amortization and write-down of intangibles	94	1,038	—	—	1,132
Capital expenditures	27,758	1,794	2,520	—	32,072

	Six Months Ended June 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$1,382,186	$164,788	$16,609	$21,369	$1,584,952
Gross profit	984,471	87,787	11,609	3,523	1,087,390
Operating profit	174,671	9,765	(14,571)	1,196	171,061
Depreciation of property assets	31,708	1,684	2,891	49	36,332
Amortization and write-down of intangibles	1,023	1,793	—	—	2,816
Capital expenditures	37,033	2,391	8,896	—	48,320

	Six Months Ended June 30, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$1,333,659	$79,305	$8,239	$19,228	$1,440,431
Gross profit	973,333	47,044	5,847	3,279	1,029,503
Operating profit	164,616	(8,126)	(4,379)	1,460	153,571
Depreciation of property assets	30,052	925	775	79	31,831
Amortization and write-down of intangibles	200	1,790	—	—	1,990
Capital expenditures	48,267	2,719	8,230	—	59,216

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Location Count at June 30,
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
2012	2,973	811	99	219	4,102
2011	2,989	611	33	210	3,843
Segment information – selected balance sheet data (in thousands):

	June 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$553,683	$165,798	$11,952	$—	$731,433
Held for rent	180,351	2,130	6,722	—	189,203
Total assets	2,476,417	247,854	62,132	2,980	2,789,383

	December 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$619,189	$139,340	$7,896	$—	$766,425
Held for rent	177,625	1,274	7,869	—	186,768
Total assets	2,536,115	217,157	44,535	3,571	2,801,378

9.	Earnings Per Share.

Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$44,182	59,160	$0.75
Effect of dilutive stock options	—	418

Diluted earnings per common share	$44,182	59,578	$0.74

	Three Months Ended June 30, 2011
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$39,888	62,450	$0.64
Effect of dilutive stock options	—	698

Diluted earnings per common share	$39,888	63,148	$0.63

	Six Months Ended June 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$96,123	59,206	$1.62
Effect of dilutive stock options	—	551

Diluted earnings per common share	$96,123	59,757	$1.61

RENT-A-CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2011
	Weighted
	Net Earnings	Average Shares	Per Share
Basic earnings per common share	$84,118	62,902	$1.34
Effect of dilutive stock options	—	818

Diluted earnings per common share	$84,118	63,720	$1.32

For the three months ended June 30, 2012 and 2011, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,159,842 and 489,870, respectively.

For the six months ended June 30, 2012 and 2011, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,158,078 and 484,995, respectively.

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

As our U.S. store base matured, we began to focus on acquiring new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 811 RAC Acceptance locations at June 30, 2012, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners. In addition, we are expanding our rent-to-own store operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand.

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

Convenient payment options. Our customers may make weekly, semi-monthly or monthly payments, in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Approximately 76% of our rental purchase agreements are on a weekly term.

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

Our Operating Segments

We report four operating segments: Core U.S., RAC Acceptance, International and ColorTyme. Additional information regarding our operating segments is provided in the Notes to the Consolidated Financial Statements contained in this report.

Core U.S.

Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 87% of our consolidated net revenues and substantially all of our net earnings for the six months ended June 30, 2012. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are

RENT-A-CENTER, INC. AND SUBSIDIARIES

underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. Periodically, we critically evaluate the markets in which we operate and will close, sell or merge underperforming stores.

Our strategy to grow further the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At June 30, 2012, we operated 2,973 company-owned stores nationwide and in Puerto Rico, including 40 retail installment sales stores under the names “Get It Now” and “Home Choice.”

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

We intend to grow the RAC Acceptance segment by increasing the number of our retail partners and by implementing joint in-store marketing efforts with our retail partners to expand consumer awareness of the rent-to-own transaction. As of June 30, 2012, we operated 811 kiosk locations inside furniture and electronics retailers located in 35 states and Puerto Rico. We expect to add approximately 200 kiosk locations in 2012.

International

Our International segment currently consists of company-owned store locations in Canada and Mexico. We are expanding our operations in Canada and Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.

In Canada, we are focusing on improving operational efficiencies in our existing stores. At June 30, 2012, we operated 32 stores and expect to add approximately ten rent-to-own store locations in 2012.

In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At June 30, 2012, we operated 67 stores and expect to add approximately 60 rent-to-own store locations in 2012.

ColorTyme

ColorTyme is our nationwide franchisor of rent-to-own stores. At June 30, 2012, ColorTyme franchised 219 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories.

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

As of June 30, 2012, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $115.5 million, as compared to $114.2 million at December 31, 2011. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.

Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we reserve for loss contingencies that are both probable and reasonably estimable.

Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. At June 30, 2012, and December 31, 2011, we had no reserves relating to probable losses for our outstanding litigation. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.

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

Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 8 to the consolidated financial statements. At June 30, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,282.7 million, $54.4 million and $2.1 million, respectively, and no impairment of goodwill was indicated.

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

Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with district managers’ salaries, payroll taxes and benefits, and travel, as well as all store level general and administrative expenses and selling, advertising, insurance, occupancy, delivery, charge offs due to customer stolen merchandise, fixed asset depreciation and other operating expenses.

General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, occupancy, administrative and other operating expenses.

Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed as actual forfeitures occur. Stock options granted during the six months ended June 30, 2012, were valued using the binomial method pricing model with the following assumptions for employee options: an expected volatility of 36.95% to 47.67%, a risk-free interest rate of 0.12% to 0.77%, an expected dividend yield of 1.7%, and an expected life of 4.4 years. Restricted stock units are valued using the last trade before the day of the grant. During the six months ended June 30, 2012, we recognized $4.8 million in pre-tax compensation expense related to stock options and restricted stock units.

RENT-A-CENTER, INC. AND SUBSIDIARIES

2012 Overview

Core U.S. segment. Store revenues benefitted from increased merchandise sales in both quarters, with typically high exercises of early payment options in the first quarter as customers received their tax refunds, and increased early payment options continuing in the second quarter. This segment also benefitted by an increased number of units on rent as compared to the comparable period in 2011, with margins unfavorably impacted by promotional sales strategies.

RAC Acceptance segment. During the first half of 2012, we continued our expansion of this segment, adding 13 locations in the first quarter and 48 locations in the second quarter. The resulting increase in revenue drove positive operating profit in the first quarter, and delivered increased positive operating profit in the second quarter. This segment also benefitted from increased merchandise sales due to exercises of early payment options in both the first and second quarters. The higher cost of merchandise that results in lower margins in this segment decreases overall margins as the volume of revenue increases relative to the other segments.

International segment. Our primary target of international expansion is in Mexico. We added seven stores in the first quarter and 12 stores in the second quarter of 2012, resulting in incremental capital expenditures that are similar to store openings in the Core U.S. segment. As the older stores become profitable, those profits are offset by the losses experienced in the new stores, so while revenue growth in the individual stores has generally met expectations, this segment continues to report operating losses.

ColorTyme segment. Our segment of franchised stores remains consistent, with minimal changes in the number of stores, and positive operating results throughout the year.

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Store Revenue. Total store revenue increased by $50.8 million, or 7.4%, to $740.3 million for the three months ended June 30, 2012, from $689.5 million for the three months ended June 30, 2011. Store revenue increased primarily due to growth in the RAC Acceptance segment.

Same store revenue represents revenue earned in 3,013 locations that were operated by us for each of the entire three-month periods ended June 30, 2012 and 2011. Same store revenues increased by $17.0 million, or 2.8%, to $619.9 million for the three months ended June 30, 2012, as compared to $602.9 million in 2011. The increase in same store revenues was primarily attributable to growth in the RAC Acceptance segment, as well as growth in the Core U.S. segment.

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2012, increased by $20.5 million, or 14.7%, to $159.8 million as compared to $139.3 million in 2011. This increase in cost of rentals and fees expense was primarily attributable to an increase in rentals and fees revenue in 2012 as compared to 2011. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.2% for the three months ended June 30, 2012, as compared to 22.5% in 2011, driven by higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.

Cost of Merchandise Sold. Cost of merchandise sold increased by $10.0 million, or 25.3%, to $49.5 million for the three months ended June 30, 2012, from $39.5 million in 2011, driven by an increase in early purchase options. The gross margin percent of merchandise sales decreased to 18.3% for the three months ended June 30, 2012, from 22.5% in 2011 primarily as a result of higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.

Gross Profit. Gross profit increased by $20.6 million, or 4.1%, to $527.0, million for the three months ended June 30, 2012, from $506.4 million in 2011, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenue decreased to 70.3% for the three months ended June 30, 2012, from 72.5% in 2011 due to the lower margins as a percentage of revenue in the RAC Acceptance segment and decreased margins related to changes in promotional sales strategies in the Core U.S. segment.

Salaries and Other Expenses. Salaries and other expenses increased by $16.9 million, or 4.3%, to $412.0 million for the three months ended June 30, 2012, as compared to $395.1 million in 2011. This increase was attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our Core U.S.

RENT-A-CENTER, INC. AND SUBSIDIARIES

rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.2% for the three months ended June 30, 2012, as compared to 2.4% in 2011. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.7% for the three months ended June 30, 2012, from 57.3% in 2011 due to an increase in store revenue while continuing to manage store-related expenses.

General and Administrative Expenses. General and administrative expenses increased by $2.4 million, or 7.4%, to $34.4 million for the three months ended June 30, 2012, as compared to $32.0 million in 2011. General and administrative expenses expressed as a percentage of total revenue was 4.6% for each of the three-month periods ended June 30, 2012 and 2011.

Operating Profit. Operating profit increased by $5.9 million, or 8.0%, to $79.0 million for the three months ended June 30, 2012, as compared to $73.2 million in 2011. Operating profit as a percentage of total revenue remained at 10.5% for the three months ended June 30, 2012 and 2011. Operating profit in 2012 was favorably impacted by increased gross profit as discussed above. Operating profit in 2012 also increased compared to 2011 due to the $4.9 million restructuring charge in the second quarter of 2011 for post-acquisition lease terminations related to the acquisition of The Rental Store, which was reported in the RAC Acceptance segment. These increases were partially offset by an increase in expenses associated with our continued expansion of the RAC Acceptance and International segments.

Interest Expense. Interest expense decreased by $1.3 million, or 13.2%, to $8.3 million for the three months ended June 30, 2012, as compared to $9.6 million in 2011. This decrease was attributable to a reduction in our outstanding debt in 2012 and a decrease in our weighted average interest rate to 5.06% for the three months ended June 30, 2012, as compared to 5.80% in 2011.

Net Earnings and Earnings per Share. Net earnings increased by $4.3 million, or 10.8%, to $44.2 million for the three months ended June 30, 2012, as compared to $39.9 million in 2011. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, partially offset by an increase in income tax expense in 2012 as compared to 2011. Diluted earnings per share for the three months ended June 30, 2012, were $0.74 compared to $0.63 in 2011. The increase was due primarily to the increase in net income and was also favorably impacted by a decrease in average diluted shares outstanding.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Store Revenue. Total store revenue increased by $142.4 million, or 10.0%, to $1,563.6 million for the six months ended June 30, 2012, from $1,421.2 million for the six months ended June 30, 2011. Store revenue increased primarily due to growth in the RAC Acceptance segment, as well as growth in the Core U.S. segment.

Same store revenue represents revenue earned in 2,903 locations that were operated by us for each of the entire six-month periods ended June 30, 2012 and 2011. Same store revenues increased by $55.9 million, or 4.5%, to $1,287.3 million for the six months ended June 30, 2012, as compared to $1,231.4 million in 2011. The increase in same store revenues was attributable to growth in the RAC Acceptance and Core U.S. segments.

Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2012, increased by $48.2 million, or 17.5%, to $323.1 million as compared to $274.9 million in 2011. This increase in cost of rentals and fees expense was primarily attributable to an increase in rentals and fees revenue in 2012 as compared to 2011. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.2% for the six months ended June 30, 2012, as compared to 22.4% in 2011, driven by higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.

Cost of Merchandise Sold. Cost of merchandise sold increased by $36.5 million, or 33.7%, to $144.5 million for the six months ended June 30, 2012, from $108.1 million in 2011, driven by an increase in early purchase options. The gross margin percent of merchandise sales decreased to 21.2% for the six months ended June 30, 2012, from 28.1% in 2011 primarily as a result of higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.

Gross Profit. Gross profit increased by $57.9 million, or 5.6%, to $1,087.4 million for the six months ended June 30, 2012, from $1,029.5 million in 2011, primarily due to increased store revenue as discussed above. Gross profit as a percentage of

RENT-A-CENTER, INC. AND SUBSIDIARIES

total revenue decreased to 68.6% for the six months ended June 30, 2012 from 71.5% in 2011 due to the lower margins as a percentage of revenue in the RAC Acceptance segment and decreased margins related to changes in promotional sales strategies in the Core U.S. segment.

Salaries and Other Expenses. Salaries and other expenses increased by $50.5 million, or 6.4%, to $842.8 million for the six months ended June 30, 2012, as compared to $792.3 million in 2011. This increase was primarily attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.2% for the six months ended June 30, 2012, as compared to 2.3% in 2011. Salaries and other expenses expressed as a percentage of total store revenue decreased to 53.9% for the six months ended June 30, 2012, from 55.7% in 2011 due to an increase in store revenue while continuing to manage store-related expenses.

General and Administrative Expenses. General and administrative expenses increased by $4.1 million, or 6.1%, to $70.7 million for the six months ended June 30, 2012, as compared to $66.6 million in 2011. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.5% for the six months ended June 30, 2012, from 4.6% in 2011.

Operating Profit. Operating profit increased by $17.5 million, or 11.4%, to $171.1 million for the six months ended June 30, 2012, as compared to $153.6 million in 2011. Operating profit as a percentage of total revenue increased slightly to 10.8% for the six months ended June 30, 2012, from 10.7% for 2011. Operating profit in 2012 was favorably impacted by increased gross profit as discussed above. Operating profit in 2012 also increased compared to 2011 due to the $7.3 million impairment charge related to the discontinuation of our financial services business and the $2.8 million litigation charge in the first quarter of 2011, both of which were reported in the Core U.S. segment, and the $4.9 million restructuring charge in the second quarter of 2011 for post-acquisition lease terminations related to the acquisition of The Rental Store, which was reported in the RAC Acceptance segment. These increases were partially offset by an increase in expenses associated with our continued expansion of the RAC Acceptance and International segments.

Interest Expense. Interest expense decreased by $2.1 million, or 10.6%, to $17.3 million for the six months ended June 30, 2012, as compared to $19.4 million in 2011. This decrease was attributable to a reduction in our outstanding debt and a decrease in our weighted average interest rate to 5.01% for the six months ended June 30, 2012, as compared to 5.72% in 2011.

Net Earnings and Earnings per Share. Net earnings increased by $12.0 million, or 14.3%, to $96.1 million for the six months ended June 30, 2012, as compared to $84.1 million in 2011. This increase was primarily attributable to an increase in operating profit and a decrease in interest expense, partially offset by an increase in income tax expense in 2012 as compared to 2011. Diluted earnings per share for the six months ended June 30, 2012, were $1.61 compared to $1.32 in 2011. The increase was due primarily to the increase in net income and was also favorably impacted by a decrease in average diluted shares outstanding.

Liquidity and Capital Resources

Overview. For the six months ended June 30, 2012, we generated $161.1 million in operating cash flow. Additional uses of cash were $72.9 million to reduce outstanding debt, $48.3 million for capital expenditures, $19.0 million for payment of dividends and $16.5 million to repurchase shares of our common stock. We ended this six-month period with $101.1 million of cash and cash equivalents.

Analysis of Cash Flow. Cash provided by operating activities decreased $10.2 million to $161.1 million for the six months ended June 30, 2012, from $171.3 million in 2011. This decrease was primarily attributable to tax refunds of approximately $110.0 million received in the first quarter of 2011, offset by favorable changes in accounts payable and rental merchandise, as well as an increase in net income adjusted for noncash items.

Cash used in investing activities decreased $11.5 million to $48.6 million for the six months ended June 30, 2012, from $60.1 million in 2011. This includes a decrease in expenditures related to our capital expenditures in the Core U.S. segment and our new point of sale systems and processes designed to further enhance our management information system, partially offset by increases in capital expenditures related to the expansion of our International segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cash used in financing activities decreased $9.1 million to $99.5 million for the six months ended June 30, 2012, from $108.6 million in 2011. In 2012, we had less repurchases of our common stock as compared to 2011, partially offset by greater repayments of outstanding indebtedness, a decrease in stock option exercises and increased dividends paid in 2012 compared to 2011.

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

We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $273.8 million was available at July 23, 2012. At July 23, 2012, we had $78.2 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may make additional payments to service our existing debt, declare and pay dividends on our common stock, or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	(In thousands)
Beginning merchandise value	$947,086	$860,899
Inventory additions through acquisitions	—	3,425
Purchases	214,265	209,954
Depreciation of rental merchandise	(154,065)	(135,972)
Cost of goods sold	(55,253)	(45,408)
Skips and stolens	(18,956)	(16,947)
Other inventory deletions (1)	(8,132)	(3,198)

Ending merchandise value	$924,945	$872,753

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(In thousands)
Beginning merchandise value	$957,290	$842,271
Inventory additions through acquisitions	81	3,513
Purchases	491,586	457,261
Depreciation of rental merchandise	(311,482)	(268,369)
Cost of goods sold	(156,567)	(120,035)
Skips and stolens	(40,781)	(33,767)
Other inventory deletions (1)	(15,182)	(8,121)

Ending merchandise value	$924,945	$872,753

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $48.3 million and $59.2 million on capital expenditures during the six month periods ended June 30, 2012 and 2011, respectively, and expect to spend an aggregate of approximately $105.0 million in 2012.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acquisitions and New Location Openings. During the first six months of 2012, we used approximately $394,000 in cash acquiring locations and accounts in five separate transactions.

The table below summarizes the location activity for the six months ended June 30, 2012.

	Six Months Ended June 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,994	750	80	216	4,040
New location openings	12	122	20	6	160
Closed locations
Merged with existing locations	29	47	—	—	76
Sold or closed with no surviving location	4	14	1	3	22

Locations at end of period	2,973	811	99	219	4,102

Acquired locations closed and accounts merged with existing locations	6	—	—	—	6
Total approximate purchase price (in thousands)	$394	$—	$—	$—	$394

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

The table below shows the scheduled maturity dates of our senior term loan outstanding at June 30, 2012.

Year Ending December 31,	(In thousands)
2012	$12,500
2013	25,000
2014	25,000
2015	25,000
2016	137,500

$225,000

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $116.2 million had been so utilized as of July 23, 2012, at which date $110.0 million was outstanding and $273.8 million was available. The revolving credit facility and the term loan expire on July 14, 2016.

Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.25% at July 23, 2012. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at June 30, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly-owned U.S. subsidiaries (other than certain specified subsidiaries).

Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt in excess of $250.0 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 14, 2017);

•	repurchase our capital stock and 6 5/8% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures in the event the pro forma consolidated leverage ratio is greater than 2.75x; or

•	enter into an unrelated line of business.

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.45:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.62:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2012 ($573.9 million) by consolidated EBITDA for the six month period ended June 30, 2012 ($394.9 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the six month period ended June 30, 2012, as adjusted for certain capital expenditures ($538.1 million), by consolidated fixed charges for the six month period ended June 30, 2012 ($331.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.

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

ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $30.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $50.0 million, of which $23.1 million was outstanding as of June 30, 2012.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2012:

	Payments Due by Period
Contractual Cash Obligations	Total		2012	2013-2014	2015-2016	Thereafter
	(In thousands)
Senior Debt (including current portion)	$367,755	(1)	$30,255	$50,000	$287,500	$—
6 5/8% Senior Notes(2)	468,936		9,938	39,750	39,750	379,498
Operating Leases	559,691		94,528	296,342	153,065	15,756

Total(3)	$1,396,382		$134,721	$386,092	$480,315	$395,254

(1)

Amount referenced does not include interest payments. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2012 was 0.25%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.
(3)

As of June 30, 2012, we have $9.4 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $800.0 million of Rent-A-Center common stock. As of June 30, 2012, we had purchased a total of 29,811,484 shares of Rent-A-Center common stock for an aggregate purchase price of $732.0 million under this common stock repurchase program. We repurchased a total of 488,731 shares for approximately $16.5 million in cash during the three months ended June 30, 2012. We did not repurchase any shares in the first quarter of 2012.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

As of June 30, 2012, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%. We also had $225.0 million outstanding in term loans, $125.0 million outstanding on our revolving credit facility and $17.8 million outstanding on our Intrust line of credit, each at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at June 30, 2012, was $318.8 million. Carrying value approximates fair value for all other indebtedness.

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

Interest Rate Risk

We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2012, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at June 30, 2012, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.5 million additional pre-tax charge or credit to our statement of earnings.

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

Changes in internal controls. For the quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RENT-A-CENTER, INC. AND SUBSIDIARIES

PART II – Other Information

Item 1. Legal Proceedings.

From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We reserve for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of June 30, 2012, we had no reserves relating to probable losses for our outstanding litigation. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.

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

Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 87% of our consolidated net revenues and substantially all of our net earnings for the six months ended June 30, 2012. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.

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

We entered the Canadian market in 2004 and operated 32 stores in Canada as of June 30, 2012. We opened our first store in Mexico in October 2010, and operated 67 stores in Mexico as of June 30, 2012. Our growth plans include significant expansion in our International segment. Changes in the business, regulatory or political climate in Canada or Mexico could adversely affect our operations in those countries, which could negatively impact our growth plans. Mexico is also subject to other potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand.

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

Our consumer lease is governed by federal and state laws and regulations other than the applicable state rental purchase statute. The federal regulations applicable to the consumer lease require certain disclosures similar to the rent-to-own statutes, but are generally less restrictive as to pricing and other charges. Since the initial term of our consumer lease exceeds 90 days, this consumer lease is subject to regulation by the Consumer Financial Protection Agency established under the Dodd-Frank Act. We currently utilize this consumer lease in four states.

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

Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of June 30, 2012, $350.0 million was outstanding under our senior credit facilities.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under our current common stock repurchase program, we are authorized to repurchase up to $800.0 million in aggregate purchase price of our common stock. As of June 30, 2012, we had repurchased a total of 29,811,484 shares of Rent-A-Center common stock for an aggregate purchase price of $732.0 million under our common stock repurchase program. In the second quarter of 2012, we effected the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (Including Fees)
April 1 through April 30	50,000	$34.0118	50,000	$82,815,154
May 1 through May 31	438,731	$33.8294	438,731	$67,973,139
June 1 through June 30	—	$—	—	$—

Total	488,731	$33.8481	488,731	$67,973,139

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
Robert D. Davis
Executive Vice President — Finance,
Treasurer and Chief Financial Officer

Date: July 27, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of December 31, 2002.)

3.2	Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated as of September 28, 2011.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2	Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.3	Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated as of November 2, 2010.)

4.4	Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.5	Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.1†	Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 15, 2004.)

10.3	Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4	Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-4 filed July 11, 2003.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.5	First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6	Franchise Financing Agreement, dated as of August 2, 2010, between ColorTyme, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.7	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.8	Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of August 2, 2010.)

10.9†	Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.10†	Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.12†	Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.13†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.14†	Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.16†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.17†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.18†	Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

INDEX TO EXHIBITS

Exhibit No.	Description

10.19†	Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)

10.20†	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†	Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.22†	Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†	Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.24†	Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.25†	Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26†	Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.29	Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Compass Bank and Wells Fargo Bank, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated as of July 14, 2011.)

10.30†	Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed January 28, 2011.)

10.31*	First Amendment, dated as of April 13, 2012, to the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Compass Bank and Wells Fargo Bank, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.