Form 10-Q
period 2012-09-30
RENT A CENTER INC DE
filed 2012-10-26
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2012:

Class	Outstanding
Common stock, $.01 par value per share	58,841,033

i

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 1. Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$652,059	$622,474	$1,989,027	$1,850,698
Merchandise sales	58,854	52,802	242,335	203,041
Installment sales	15,560	16,348	49,225	49,606
Other	2,811	4,147	12,280	13,629
Franchise
Merchandise sales	8,697	7,250	27,332	23,921
Royalty income and fees	1,333	1,250	4,067	3,807
	739,314	704,271	2,324,266	2,144,702
Cost of revenues
Store
Cost of rentals and fees	158,805	142,796	481,954	417,740
Cost of merchandise sold	47,497	43,170	192,038	151,259
Cost of installment sales	5,376	5,655	17,402	17,601
Franchise cost of merchandise sold	8,295	6,926	26,141	22,875
	219,973	198,547	717,535	609,475
Gross profit	519,341	505,724	1,606,731	1,535,227
Operating expenses
Salaries and other expenses	412,567	405,633	1,255,405	1,197,922
General and administrative expenses	36,214	33,448	106,889	100,048
Amortization and write-down of intangibles	2,447	1,261	5,263	3,251
Restructuring charge	—	7,586	—	12,519
Impairment charge	—	—	—	7,320
Litigation expense	—	—	—	2,800
	451,228	447,928	1,367,557	1,323,860
Operating profit	68,113	57,796	239,174	211,367
Interest expense	8,096	8,811	25,416	28,184
Interest income	(167)	(91)	(470)	(482)
Earnings before income taxes	60,184	49,076	214,228	183,665
Income tax expense	20,274	17,852	78,195	68,323
NET EARNINGS	$39,910	$31,224	$136,033	$115,342
Basic earnings per common share	$0.68	$0.52	$2.30	$1.86
Diluted earnings per common share	$0.67	$0.52	$2.28	$1.84
Cash dividends paid per common share	$0.16	$0.16	$0.48	$0.28

See accompanying notes to consolidated financial statements

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)	Unaudited		Unaudited
Net earnings	$39,910	$31,224	$136,033	$115,342
Other comprehensive income (loss):
Foreign currency translation adjustments	3,470	(3,647)	3,439	(2,854)
Total other comprehensive income (loss)	3,470	(3,647)	3,439	(2,854)
COMPREHENSIVE INCOME	$43,380	$27,577	$139,472	$112,488

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$81,800	$88,065
Receivables, net of allowance for doubtful accounts of $7,570 in 2012 and $8,100 in 2011	44,284	48,221
Prepaid expenses and other assets	71,914	69,326
Rental merchandise, net
On rent	733,724	766,425
Held for rent	214,158	186,768
Merchandise held for installment sale	4,150	4,097
Property assets, net	300,470	287,621
Goodwill, net	1,341,239	1,339,125
Other intangible assets, net	8,176	11,730
	$2,799,915	$2,801,378
LIABILITIES
Accounts payable – trade	$142,591	$105,064
Accrued liabilities	306,475	298,719
Deferred income taxes	296,751	297,711
Senior debt	293,300	440,675
Senior notes	300,000	300,000
	1,339,117	1,442,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 108,405,870 and 107,799,899 shares issued in 2012 and 2011, respectively	1,082	1,077
Additional paid-in capital	778,718	757,933
Retained earnings	1,776,853	1,669,389
Treasury stock at cost, 49,564,837 and 48,697,852 shares in 2012 and 2011, respectively	(1,098,547)	(1,068,443)
Accumulated other comprehensive income (loss)	2,692	(747)
	1,460,798	1,359,209
	$2,799,915	$2,801,378

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$136,033	$115,342
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	464,560	407,775
Bad debt expense	2,543	2,452
Stock-based compensation expense	6,673	3,420
Depreciation of property assets	54,744	47,938
Loss on sale or disposal of property assets	1,833	1,783
Amortization of intangibles	4,042	3,022
Amortization of financing fees	2,074	1,652
Deferred income taxes	(960)	53,848
Tax benefit related to stock awards	(2,860)	(6,536)
Restructuring charge	—	12,519
Impairment charge	—	7,320
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(457,749)	(452,490)
Receivables	1,394	7,998
Prepaid expenses and other assets	(4,788)	103,476
Accounts payable – trade	37,528	(29,662)
Accrued liabilities	13,682	(13,148)
Net cash provided by operating activities	258,749	266,709
Cash flows from investing activities
Purchase of property assets	(73,103)	(91,979)
Proceeds from sale of property assets	4,898	159
Acquisitions of businesses, net of cash acquired	(5,249)	(4,591)
Net cash used in investing activities	(73,454)	(96,411)
Cash flows from financing activities
Purchase of treasury stock	(30,121)	(164,168)
Exercise of stock options	11,275	26,006
Tax benefit related to stock awards	2,860	6,536
Payments on capital leases	(27)	(261)
Proceeds from debt	321,985	658,945
Repayments of debt	(469,360)	(671,719)
Dividends paid	(28,505)	(17,485)
Net cash used in financing activities	(191,893)	(162,146)
Effect of exchange rate changes on cash	333	(2,854)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,265)	5,298
Cash and cash equivalents at beginning of period	88,065	70,727
Cash and cash equivalents at end of period	$81,800	$76,025

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
Our Core U.S. segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At September 30, 2012, we operated 2,983 company-owned stores nationwide and in Puerto Rico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice.”
Our RAC Acceptance segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s store locations. At September 30, 2012, we operated 882 RAC Acceptance locations.
Our International segment consists of our company-owned store locations in Canada and Mexico that lease household durable goods to customers on a rent-to-own basis. At September 30, 2012, we operated 33 stores in Canada under the name “Rent-A-Centre” and 81 stores in Mexico.
ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At September 30, 2012, ColorTyme had 220 franchised stores operating in 33 states. Our ColorTyme segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of ColorTyme’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
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
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net earnings, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. We have added a separate consolidated statement of comprehensive income to the accompanying financial statements and there was no financial

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

2. Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		September 30, 2012		December 31, 2011
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,104	$6,098	$6,104	$6,091
Customer relationships	2	71,147	69,521	70,648	65,901
Vendor relationships	11	7,538	994	7,538	568
Total		$84,789	$76,613	$84,290	$72,560
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2012	$611
2013	1,640
2014	659
2015	568
2016	568
Thereafter	4,130

Total	$8,176
At September 30, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,285.7 million , $54.4 million, and $1.1 million, respectively. At December 31, 2011, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,282.6 million, $54.4 million, and $2.1 million, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the third quarter of 2012, we recorded a $1.0 million goodwill impairment charge in our International segment as a result of the sustained underperformance of certain stores located in Canada. A summary of the changes in recorded goodwill, the remainder of which were recorded in the Core U.S. segment, follows (in thousands):

	September 30, 2012	December 31, 2011
Balance as of January 1,	$1,339,125	$1,320,467
Additions from acquisitions	3,198	18,755
Store dispositions and impairment charges	(1,221)	(390)
Post purchase price allocation adjustments	137	293
Balance as of the end of the period	$1,341,239	$1,339,125
Additions to goodwill due to acquisitions in the first nine months of 2012 were tax deductible.

3. Senior Credit Facilities.
Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. The amounts outstanding under the term loan were $218.8 million and $237.5 million at September 30, 2012, and December 31, 2011, respectively, and the amounts outstanding under the revolving credit facility were $65.0 million and $185.0 million at September 30, 2012, and December 31, 2011, respectively.
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $116.2 million had been so utilized as of September 30, 2012, and at which date $318.8 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at September 30, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.31:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.66:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2012 ($527.0 million) by consolidated EBITDA for the nine month period ended September 30, 2012 ($401.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the nine month period ended September 30, 2012, as adjusted for certain capital expenditures ($551.5 million), by consolidated fixed charges for the nine month period ended September 30, 2012 ($331.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

5. Income Taxes.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2008. The Appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. We believe the position and supporting case law applied by the IRS to this matter are incorrectly applied to our situation and that our fact pattern is distinguishable from the IRS’ position. This matter was heard by the United States Tax Court at trial during November 2011, and a decision is expected during the latter part of 2012. We continue to vigorously defend our position on the issue. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At September 30, 2012, our unrecognized tax benefits were increased by approximately $533,000 from December 31, 2011.

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
At September 30, 2012, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2012 and December 31, 2011, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At September 30, 2012, the fair value of our senior notes was $322.5 million, which was approximately $22.5 million above their carrying value of $300.0 million. At December 31, 2011, the fair value of our senior notes was $302.3 million, which was approximately $2.3 million above their carrying value of $300.0 million.

7. Repurchases of Outstanding Securities.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.0 billion of Rent-A-Center common stock. We have repurchased a total of 30,189,738 shares and 29,322,753 shares of Rent-A-Center common stock for an aggregate purchase price of $745.6 million and $715.5 million as of September 30, 2012 and December 31, 2011, respectively, under this common stock repurchase program. We repurchased 378,254 shares for $13.6 million in the third quarter of 2012. Through the nine months ended September 30, 2012, we repurchased a total of 866,985 shares for approximately $30.1 million in cash.

8. Segment Information.
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories: consumer electronics, appliances, computers, furniture and accessories. Reportable segments and their respective operations are defined as follows.
Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 41 stores operating in two states that utilize a retail model which generates

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets. During the first quarter of 2011, we recorded a pre-tax impairment charge of approximately $7.3 million related to the discontinuation of the financial services business, which ceased operations in December 2010, and a pre-tax litigation charge of approximately $2.8 million related to the settlement of wage and hour claims in California in the Core U.S. segment. During the third quarter of 2011, we recorded a pre-tax restructuring charge of approximately $7.6 million related to the closure of eight Home Choice stores in Illinois, 24 RAC Limited locations within third party grocery stores, and 26 core rent-to-own stores following the sale of all customer accounts at those locations.
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
Our International segment consists of our company-owned store locations in Canada and Mexico. The nature of this segment’s operations and assets are the same as our Core U.S. segment. At September 30, 2012, we operated 33 stores in Canada and 81 stores in Mexico.
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
Likewise, certain corporate assets used to support these operating segments, including the land and building in which the corporate headquarters are located and related property assets, cash and prepaid expenses are also allocated to these operating segments based on segment revenue. Because our ColorTyme segment maintains a separate, independent corporate office, no additional corporate costs or assets are allocated to that segment.
Segment information for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except location count):

	Three Months Ended September 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$634,575	$83,838	$10,871	$10,030	$739,314
Gross profit	460,353	49,737	7,516	1,735	519,341
Operating profit	69,544	7,259	(9,046)	356	68,113
Depreciation of property assets	15,981	936	1,475	20	18,412
Amortization and write-down of intangibles	583	897	967	—	2,447
Capital expenditures	22,056	1,191	1,536	—	24,783

	Three Months Ended September 30, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$639,806	$51,310	$4,655	$8,500	$704,271
Gross profit	470,185	30,717	3,248	1,574	505,724
Operating profit	63,590	(3,356)	(3,342)	904	57,796
Depreciation of property assets	14,890	595	595	27	16,107
Amortization and write-down of intangibles	365	896	—	—	1,261
Capital expenditures	28,901	1,643	2,219	—	32,763

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$2,016,761	$248,626	$27,480	$31,399	$2,324,266
Gross profit	1,444,824	137,524	19,125	5,258	1,606,731
Operating profit	244,215	17,024	(23,617)	1,552	239,174
Depreciation of property assets	47,689	2,620	4,366	69	54,744
Amortization and write-down of intangibles	1,606	2,690	967	—	5,263
Capital expenditures	59,089	3,582	10,432	—	73,103

	Nine Months Ended September 30, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$1,973,465	$130,615	$12,894	$27,728	$2,144,702
Gross profit	1,443,518	77,761	9,095	4,853	1,535,227
Operating profit	228,206	(11,482)	(7,721)	2,364	211,367
Depreciation of property assets	44,942	1,520	1,370	106	47,938
Amortization and write-down of intangibles	565	2,686	—	—	3,251
Capital expenditures	77,168	4,362	10,449	—	91,979

	Location Count at September 30,
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
2012	2,983	882	114	220	4,199
2011	2,958	721	44	213	3,936

Segment information – selected balance sheet data (in thousands):
	September 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$534,812	$184,372	$14,540	$—	$733,724
Held for rent	204,235	3,099	6,824	—	214,158
Total assets	2,464,875	265,496	67,907	1,637	2,799,915

	December 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$619,189	$139,340	$7,896	$—	$766,425
Held for rent	177,625	1,274	7,869	—	186,768
Total assets	2,536,115	217,157	44,535	3,571	2,801,378

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Earnings Per Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$39,910	58,882	$0.68
Effect of dilutive stock awards	—	430
Diluted earnings per common share	$39,910	59,312	$0.67

	Three Months Ended September 30, 2011
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$31,224	60,030	$0.52
Effect of dilutive stock awards	—	474
Diluted earnings per common share	$31,224	60,504	$0.52

	Nine Months Ended September 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$136,033	59,098	$2.30
Effect of dilutive stock awards	—	511
Diluted earnings per common share	$136,033	59,609	$2.28

	Nine Months Ended September 30, 2011
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$115,342	61,944	$1.86
Effect of dilutive stock awards	—	704
Diluted earnings per common share	$115,342	62,648	$1.84
For the three months ended September 30, 2012 and 2011, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 691,491 and 1,297,560, respectively.
For the nine months ended September 30, 2012 and 2011, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,059,078 and 577,742, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our failure to comply with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	changes in the unemployment rate;

•	economic pressures, such as high fuel costs, affecting the disposable income available to our current and potential customers;

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	information security costs;

•	our ability to maintain an effective system of internal controls;

•	changes in the number of share-based compensation grants, methods used to value future share-based payments and changes in estimated forfeiture rates with respect to share-based compensation;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
As our U.S. store base matured, we began to focus on acquiring new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 882 RAC Acceptance locations at September 30, 2012, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners and the number of locations with our existing retail partners. In addition, we are expanding our International segment, which currently consists of our company-owned store locations in Canada and Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
The Rental Purchase Transaction
The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the rental purchase transaction include:
Brand name merchandise. We offer well-known brands such as LG, Panasonic, Philips, Sony and Toshiba home electronics; Whirlpool appliances; Acer, Apple, Compaq, Dell, Hewlett-Packard, Sony and Toshiba computers; and Albany, Ashley, England, Klaussner, Lane and Standard furniture.
Convenient payment options. Our customers may make weekly, semi-monthly or monthly payments, in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Approximately 84% of our rental purchase agreements in the Core U.S. rent-to-own business are on a weekly term.
No negative consequences. A customer may terminate a rental purchase agreement at any time without penalty.
No credit needed. Generally, we do not conduct a formal credit investigation of our customers. We verify a customer’s residence and sources of income. References provided by the customer are also contacted to verify the information contained in the rental purchase order form.
Delivery & set-up included. We generally offer same day or 24-hour delivery and installation of our merchandise at no additional cost to the customer in our rent-to-own stores.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 87% of our consolidated net revenues and substantially all of our net earnings for the nine months ended September 30, 2012. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. Periodically, we critically evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Our strategy to grow further the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At September 30, 2012, we operated 2,983 company-owned stores nationwide and in Puerto Rico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice.”
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
We intend to grow the RAC Acceptance segment by increasing both the number of our retail partners as well as the number of locations with our existing retail partners, and by implementing joint in-store marketing efforts with our retail partners to expand consumer awareness of the rent-to-own transaction. At September 30, 2012, we operated 882 kiosk locations inside furniture and electronics retailers located in 35 states and Puerto Rico. We expect to add approximately 200 kiosk locations in 2012.
International
Our International segment currently consists of our company-owned store locations in Canada and Mexico. We are seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.

RENT-A-CENTER, INC. AND SUBSIDIARIES

In Canada, we are focusing on improving operating efficiencies in our existing stores. At September 30, 2012, we operated 33 stores and expect to add approximately five rent-to-own store locations in 2012.
In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At September 30, 2012, we operated 81 stores and expect to add approximately 40 rent-to-own store locations in 2012.
ColorTyme
ColorTyme is our nationwide franchisor of rent-to-own stores. At September 30, 2012, ColorTyme franchised 220 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories. All of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks and logos. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own transaction.
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
As of September 30, 2012, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $118.5 million, as compared to $114.2 million at December 31, 2011. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
Litigation Reserves. We are the subject of litigation in the ordinary course of our business. Historically, our litigation has involved lawsuits alleging various regulatory violations. In preparing our financial statements at a given point in time, we reserve for loss contingencies that are both probable and reasonably estimable.
Each quarter, we make estimates of our probable losses, if reasonably estimable, and record such amounts in our consolidated financial statements. These amounts represent our best estimate, or may be the minimum range of probable loss when no single best estimate is determinable. We, together with our counsel, monitor developments related to these legal matters and, when appropriate, adjustments are made to reflect current facts and circumstances. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. At September 30, 2012, and December 31, 2011, we

RENT-A-CENTER, INC. AND SUBSIDIARIES

had no reserves relating to probable losses for our outstanding litigation. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 8 to the consolidated financial statements. At September 30, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,285.7 million, $54.4 million and $1.1 million, respectively. During the third quarter of 2012, we recorded a $1.0 million goodwill impairment charge in our International segment as a result of the sustained underperformance of certain stores located in Canada. No further impairment of goodwill was indicated.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed as actual forfeitures occur. Stock options granted during the nine months ended September 30, 2012, were valued using the binomial method pricing model with the following assumptions for employee options: an expected volatility of 35.09% to 47.67%, a risk-free interest rate of 0.12% to 0.77%, an expected dividend yield of 1.7% to 1.9%, and an expected life of 4.4 years. Restricted stock units are valued using the last trade before the day of the grant. During the nine months ended September 30, 2012, we recognized $6.7 million in pre-tax compensation expense related to stock options and restricted stock units.
2012 Year-to-Date Overview
Core U.S. segment. Rentals and fees revenue and merchandise sales have increased over the comparable 2011 nine-month period. Unusually high exercises of early payment options throughout 2012 caused revenue that would have been received in future periods to be recognized in the period of early payment. This contributed to a decrease in the number of agreements on rent throughout the nine-month period compared to the same period in 2011.
RAC Acceptance segment. During 2012, we continued our expansion of this segment, adding 132 locations during the period. This segment contributed approximately 11% of consolidated revenue in 2012, and also benefited from increased merchandise sales due to exercises of early payment options throughout the nine-month period. While the higher cost of merchandise results in lower gross margins in this segment, this segment's kiosk model has lower operating costs than our other operating segments, resulting in a positive contribution to operating profit while maintaining an aggressive growth plan.
International segment. Our primary target of international expansion is in Mexico. We have added 29 stores there during 2012, resulting in incremental capital expenditures that are similar to store openings in the Core U.S. segment. As the older stores become profitable, those profits are offset by the losses experienced in the new stores, so while revenue growth in the individual stores has generally met expectations, this segment continues to report operating losses.
ColorTyme segment. During 2012, we have made efforts to grow this business that have led to increased operating costs for the year-to-date period, primarily reorganization costs related to changes in the management team. This segment has maintained positive operating results throughout the nine-month period.
Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011
Store Revenue. Total store revenue increased by $33.5 million, or 4.8%, to $729.3 million for the three months ended September 30, 2012, from $695.8 million for the three months ended September 30, 2011. Store revenue increased primarily due to growth in the RAC Acceptance segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Same store revenue represents revenue earned in 3,099 locations that were operated by us for each of the entire three-month periods ended September 30, 2012 and 2011. Same store revenues increased by $7.4 million, or 1.2%, to $611.9 million for the three months ended September 30, 2012, as compared to $604.5 million in 2011. The increase in same store revenues was attributable to growth in the RAC Acceptance segment, partially offset by a decrease in the Core U.S. segment.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2012, increased by $16.0 million, or 11.2%, to $158.8 million as compared to $142.8 million in 2011. This increase in cost of rentals and fees was primarily attributable to growth in the RAC Acceptance segment. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.4% for the three months ended September 30, 2012, as compared to 22.9% in 2011, driven by higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold increased by $4.3 million, or 10.0%, to $47.5 million for the three months ended September 30, 2012, from $43.2 million in 2011, driven by an increase in early purchase options. The gross margin percent of merchandise sales increased to 19.3% for the three months ended September 30, 2012, from 18.2% in 2011.
Gross Profit. Gross profit increased by $13.6 million, or 2.7%, to $519.3 million for the three months ended September 30, 2012, from $505.7 million in 2011, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenue decreased to 70.2% for the three months ended September 30, 2012, from 71.8% in 2011 due to the lower margins as a percentage of revenue in the RAC Acceptance segment and decreased margins related to changes in promotional sales strategies in the Core U.S. segment.
Salaries and Other Expenses. Salaries and other expenses increased by $7.0 million, or 1.7%, to $412.6 million for the three months ended September 30, 2012, as compared to $405.6 million in 2011. This increase was attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments, offset by expense reductions in the Core U.S. segment. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.6% for the three months ended September 30, 2012, as compared to 2.7% in 2011. Salaries and other expenses expressed as a percentage of total store revenue decreased to 56.6% for the three months ended September 30, 2012, from 58.3% in 2011 due to an increase in store revenue while continuing to manage store-related expenses.
General and Administrative Expenses. General and administrative expenses increased by $2.8 million, or 8.3%, to $36.2 million for the three months ended September 30, 2012, as compared to $33.4 million in 2011. General and administrative expenses expressed as a percentage of total revenue remained at 4.9% for each of the three-month periods ended September 30, 2012 and 2011.
Operating Profit. Operating profit increased by $10.3 million, or 17.9%, to $68.1 million for the three months ended September 30, 2012, as compared to $57.8 million in 2011. Operating profit as a percentage of total revenue increased to 9.2% for the three months ended September 30, 2012 from 8.2% in 2011. Operating profit in 2012 grew primarily due to growth in our RAC Acceptance segment. Operating profit in 2012 also increased compared to 2011 due to the $7.6 million restructuring charge related to the closure of eight Home Choice stores in Illinois, 24 RAC Limited locations within third party grocery stores and 26 core rent-to-own stores following the sale of all customer accounts at those locations in the third quarter of 2011 reported in the Core U.S. segment. These increases were partially offset by an increase in expenses associated with our continued expansion of the International segment.
Net Earnings and Earnings per Share. Net earnings increased by $8.7 million, or 27.8% to $39.9 million for the three months ended September 30, 2012, as compared to $31.2 million in 2011. This increase was primarily attributable to an increase in operating profit, partially offset by an increase in income tax expense in 2012 as compared to 2011. Diluted earnings per share for the three months ended September 30, 2012, were $0.67 compared to $0.52 in 2011.
Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011
Store Revenue. Total store revenue increased by $175.9 million, or 8.3%, to $2,292.9 million for the nine months ended September 30, 2012, from $2,117.0 million for the nine months ended September 30, 2011. Store revenue increased primarily due to growth in the RAC Acceptance segment, as well as growth in the Core U.S. and International segments.
Same store revenue represents revenue earned in 2,862 locations that were operated by us for each of the entire nine-month periods ended September 30, 2012 and 2011. Same store revenues increased by $51.2 million, or 2.8%, to $1,854.4 million for the nine months ended September 30, 2012, as compared to $1,803.2 million in 2011. The increase in same store revenues was attributable to growth in the RAC Acceptance and Core U.S. segments.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2012, increased by $64.3 million, or 15.4%, to $482.0 million as compared to $417.7 million

RENT-A-CENTER, INC. AND SUBSIDIARIES

in 2011. This increase in cost of rentals and fees was primarily attributable to an increase in rentals and fees revenue in 2012 as compared to 2011. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.2% for the nine months ended September 30, 2012, as compared to 22.6% in 2011, driven by higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold increased by $40.7 million, or 27.0%, to $192.0 million for the nine months ended September 30, 2012, from $151.3 million in 2011, driven by an increase in early purchase options. The gross margin percent of merchandise sales decreased to 20.8% for the nine months ended September 30, 2012, from 25.5% in 2011, primarily as a result of higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.
Gross Profit. Gross profit increased by $71.5 million, or 4.7%, to $1,606.7 million for the nine months ended September 30, 2012, from $1,535.2 million in 2011, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenue decreased to 69.1% for the nine months ended September 30, 2012 from 71.6% in 2011 due to the lower margins as a percentage of revenue in the RAC Acceptance segment and decreased margins related to changes in promotional sales strategies in the Core U.S. segment.
Salaries and Other Expenses. Salaries and other expenses increased by $57.5 million, or 4.8%, to $1,255.4 million for the nine months ended September 30, 2012, as compared to $1,197.9 million in 2011. This increase was primarily attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.3% for the nine months ended September 30, 2012, as compared to 2.4% in 2011. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.8% for the nine months ended September 30, 2012, from 56.6% in 2011 due to an increase in store revenue while continuing to manage store-related expenses.
General and Administrative Expenses. General and administrative expenses increased by $6.9 million, or 6.8%, to $106.9 million for the nine months ended September 30, 2012, as compared to $100.0 million in 2011. General and administrative expenses expressed as a percentage of total revenue decreased slightly to 4.6% for the nine months ended September 30, 2012, from 4.7% in 2011.
Operating Profit. Operating profit increased by $27.8 million, or 13.2%, to $239.2 million for the nine months ended September 30, 2012, as compared to $211.4 million in 2011. Operating profit as a percentage of total revenue increased to 10.3% for the nine months ended September 30, 2012, from 9.9% for 2011. Operating profit in 2012 was favorably impacted by increased gross profit as discussed above. Operating profit in 2012 also increased compared to 2011 due to the $7.6 million restructuring charge related to the closure of eight Home Choice stores in Illinois, 24 RAC Limited locations within third party grocery stores and 26 core rent-to-own stores following the sale of all customer accounts at those locations in the third quarter of 2011, the $7.3 million impairment charge related to the discontinuation of our financial services business and the $2.8 million litigation charge in the first quarter of 2011, all of which were reported in the Core U.S. segment, and the $4.9 million restructuring charge in the second quarter of 2011 for post-acquisition lease terminations related to the acquisition of The Rental Store, which was reported in the RAC Acceptance segment. These increases were partially offset by an increase in expenses associated with our continued expansion of the International segment.
Net Earnings and Earnings per Share. Net earnings increased by $20.7 million, or 17.9%, to $136.0 million for the nine months ended September 30, 2012, as compared to $115.3 million in 2011. This increase was primarily attributable to an increase in operating profit, partially offset by an increase in income tax expense in 2012 as compared to 2011. Diluted earnings per share for the nine months ended September 30, 2012, were $2.28 compared to $1.84 in 2011. The increase was due primarily to the increase in net income and was also favorably impacted by a decrease in average diluted shares outstanding.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2012, we generated $258.7 million in operating cash flow. Primary uses of cash were $147.4 million to reduce outstanding debt, $73.1 million for capital expenditures, $28.5 million for payment of dividends and $30.1 million to repurchase shares of our common stock. We ended this nine-month period with $81.8 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $8.0 million to $258.7 million for the nine months ended September 30, 2012, from $266.7 million in 2011. This decrease was primarily attributable to changes in operating assets and liabilities, partially offset by an increase in net income adjusted for noncash items.
Cash used in investing activities decreased $23.0 million to $73.5 million for the nine months ended September 30, 2012, from $96.4 million in 2011. This includes a decrease in expenditures related to our capital expenditures in the Core U.S. segment and

RENT-A-CENTER, INC. AND SUBSIDIARIES

our new point of sale systems and processes designed to further enhance our management information system, partially offset by increases in capital expenditures related to the expansion of our International segment.
Cash used in financing activities increased $29.7 million to $191.9 million for the nine months ended September 30, 2012, from $162.1 million in 2011. We had greater repayments of outstanding indebtedness, a decrease in stock option exercises and increased dividends paid in 2012 compared to 2011, partially offset by a decrease in repurchases of our common stock in 2012 as compared to 2011.
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
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $359.1 million was available at October 22, 2012. At October 22, 2012, we had $56.3 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may make additional payments to service our existing debt, declare and pay dividends on our common stock, or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. Various tax and recovery acts adopted by Congress in recent years have provided bonus depreciation of 50-100% on certain qualified property, such as our rental merchandise, placed in service during such periods. This tax legislation has resulted in an increase in our deferred tax liabilities through the acceleration of tax depreciation, resulting in the deferral of cash income tax payments. Accordingly, our cash flow has benefited over a period of years beginning in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that these various tax acts resulted in a net benefit of $104.0 million, $50.0 million of which is deferred, resulting in a 2011 cash flow benefit of $54.0 million. We estimate that the remaining tax deferral associated with these acts approximates $266.0 million at December 31, 2011, of which approximately 72%, or $192.0 million will reverse in 2012 and the remainder will reverse between 2013 and 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Merchandise Inventory. A reconciliation of merchandise inventory, which includes purchases, follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(In thousands)
Beginning merchandise value	$924,945	$872,753
Inventory additions through acquisitions	1,472	871
Purchases	260,622	229,962
Depreciation of rental merchandise	(153,078)	(139,406)
Cost of goods sold	(52,872)	(48,825)
Skips and stolens	(22,497)	(20,880)
Other inventory deletions (1)	(6,560)	(12,196)
Ending merchandise value	$952,032	$882,279

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(In thousands)
Beginning merchandise value	$957,290	$842,271
Inventory additions through acquisitions	1,553	4,384
Purchases	752,208	687,223
Depreciation of rental merchandise	(464,560)	(407,775)
Cost of goods sold	(209,439)	(168,860)
Skips and stolens	(63,278)	(54,647)
Other inventory deletions (1)	(21,742)	(20,317)
Ending merchandise value	$952,032	$882,279

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $73.1 million and $92.0 million on capital expenditures during the nine month periods ended September 30, 2012 and 2011, respectively, and expect to spend an aggregate of approximately $105.0 million in 2012.
Acquisitions and New Location Openings. During the first nine months of 2012, we used approximately $5.2 million in cash acquiring locations and accounts in thirteen separate transactions.
The table below summarizes the location activity for the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,994	750	80	216	4,040
New location openings	23	222	36	11	292
Acquired locations remaining open	2	—	—	—	2
Closed locations
Merged with existing locations	31	76	1	—	108
Sold or closed with no surviving location	5	14	1	7	27
Locations at end of period	2,983	882	114	220	4,199
Acquired locations closed and accounts merged with existing locations	15	—	—	—	15
Total approximate purchase price (in thousands)	$5,249	$—	$—	$—	$5,249
The profitability of our Core U.S. stores tends to grow at a slower rate approximately five years after entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
The table below shows the scheduled maturity dates of our senior term loan outstanding at September 30, 2012:

Year Ending December 31,	(In thousands)
2012	$6,250
2013	25,000
2014	25,000
2015	25,000
2016	137,500

$218,750

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $95.9 million had been so utilized as of October 22, 2012, at which date $65.0 million was outstanding and $339.1 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.22% at October 22, 2012. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at September 30, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.31:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.66:1

RENT-A-CENTER, INC. AND SUBSIDIARIES

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2012 ($527.0 million) by consolidated EBITDA for the nine month period ended September 30, 2012 ($401.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the nine month period ended September 30, 2012, as adjusted for certain capital expenditures ($551.5 million), by consolidated fixed charges for the nine month period ended September 30, 2012 ($331.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $30.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $50.0 million, of which $23.8 million was outstanding as of September 30, 2012.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2012:

	Payments Due by Period
Contractual Cash Obligations	Total		2012	2013-2014	2015-2016	Thereafter
	(In thousands)
Senior Debt (including current portion)	$293,300	(1)	$6,250	$59,550	$227,500	$—
6 5/8% Senior Notes(2)	468,936		9,938	39,750	39,750	379,498
Operating Leases	582,239		48,523	324,964	181,157	27,595
Total(3)	$1,344,475		$64,711	$424,264	$448,407	$407,093

(1)
Amount referenced does not include interest payments. Our new senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2012 was 0.23%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)
As of September 30, 2012, we have $10.2 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.0 billion of Rent-A-Center common stock. As of September 30, 2012, we had purchased a total of 30,189,738 shares of Rent-A-Center common stock for an aggregate purchase price of $745.6 million under this common stock repurchase program. We repurchased a total of 378,254 shares for approximately $13.6 million in cash during the three months ended September 30, 2012. Through the nine months ended September 30, 2012, we repurchased a total of 866,985 shares for approximately $30.1 million in cash.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2012, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%. We also had $218.8 million outstanding in term loans, $65.0 million outstanding on our revolving credit facility and $9.5 million outstanding on our Intrust line of credit, each at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at September 30, 2012, was $322.5 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2012, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at September 30, 2012, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $2.9 million additional pre-tax charge or credit to our statement of earnings.
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
Changes in internal controls. For the quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. We reserve for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. As of September 30, 2012, we had no reserves relating to probable losses for our outstanding litigation. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.
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
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 87% of our consolidated net revenues and substantially all of our net earnings for the nine months ended September 30, 2012. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
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
We entered the Canadian market in 2004 and operated 33 stores in Canada as of September 30, 2012. We opened our first store in Mexico in October 2010, and operated 81 stores in Mexico as of September 30, 2012. Our growth plans include significant expansion in our International segment. Changes in the business, regulatory or political climate in Canada or Mexico could adversely affect our operations in those countries, which could negatively impact our growth plans. Mexico is also subject to other potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of September 30, 2012, $283.8 million was outstanding under our senior credit facilities.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our current common stock repurchase program, we are authorized to repurchase up to $1.0 billion in aggregate purchase price of our common stock. As of September 30, 2012, we had repurchased a total of 30,189,738 shares of Rent-A-Center common stock for an aggregate purchase price of $745.6 million under our common stock repurchase program. In the third quarter of 2012, we effected the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (Including Fees)
July 1 through July 31	—	$—	—	$267,973,139	(1)
August 1 through August 31	378,254	$35.8973	378,254	$254,394,849	(1)
September 1 through September 30	—	$—	—	$254,394,849	(1)
Total	378,254	$35.8973	378,254	$254,394,849	(1)

(1)	Includes the $200.0 million increase in authorization for stock repurchases under our common stock repurchase program which was announced on October 22, 2012.

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

Rent-A-Center, Inc.

By /s/  Robert D. Davis
Robert D. Davis
Executive Vice President - Finance,
Treasurer and Chief Financial Officer

Date: October 26, 2012

INDEX TO EXHIBITS

Exhibit No.                        Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002.)

3.2
Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of September 28, 2011.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4/A filed on January 13, 1999.)

4.2
Indenture, dated as of November 2, 2010, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of November 2, 2010.)

4.3
Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of November 2, 2010.)

4.4
Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

4.5
Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

10.1†
Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.2
Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2004, made by Rent-A-Center, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated July 15, 2004.)

10.3
Franchisee Financing Agreement, dated April 30, 2002, but effective as of June 28, 2002, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4
Supplemental Letter Agreement to Franchisee Financing Agreement, dated May 26, 2003, by and between Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-4 filed July 11, 2003.)

10.5
First Amendment to Franchisee Financing Agreement, dated August 30, 2005, by and among Texas Capital Bank, National Association, ColorTyme, Inc. and Rent-A-Center East, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.6
Franchise Financing Agreement, dated as of August 2, 2010, between ColorTyme Finance, Inc. and Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of August 2, 2010.)

10.7
Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of August 2, 2010.)

10.8
Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of August 2, 2010.)

INDEX TO EXHIBITS

Exhibit No.                        Description

10.9†
Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.10†
Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011.)

10.12†
Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.13†
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.14†
Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.16†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.17†
Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.18†
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.19†
Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)

10.20†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21†
Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.22†
Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23†
Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

10.24†
Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.25†
Employment Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.26†
Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

INDEX TO EXHIBITS

Exhibit No.                        Description

10.27†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.28†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.29
Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Compass Bank and Wells Fargo Bank, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of July 14, 2011.)

10.30†
Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed January 28, 2011.)

10.31
First Amendment, dated as of April 13, 2012, to the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, among Rent-A-Center, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., Compass Bank and Wells Fargo Bank, N.A., as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.32*	First Amendment to Franchise Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of July 25, 2012
21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† Management contract or compensatory plan or arrangement.
* Filed herewith.