Form 10-K
period 2012-12-31
RENT A CENTER INC DE
filed 2013-02-26
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-25370
_______________
Rent-A-Center, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0491516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5501 Headquarters Drive
Plano, Texas 75024
(Address, including zip code of registrant's
principal executive offices)
Registrant's telephone number, including area code: 972-801-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market, Inc.

Securities registered pursuant to Section 12(g) of the Act: None
_______________

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Aggregate market value of the 57,261,262 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 29, 2012	$1,930,277,142
Number of shares of Common Stock outstanding as of the close of business on February 18, 2013:	58,210,812

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2013 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

.

i

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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
We were incorporated in Delaware in 1986. From 1993 to 2006, we pursued an aggressive growth strategy in which we opened new stores and sought to acquire underperforming rent-to-own stores to which we could apply our operating model. As a result of this strategy, the number of our locations grew from 27 to over 3,400 in 2006, primarily through acquisitions. We acquired over 3,300 stores during this period, including approximately 390 of our franchised stores. These acquisitions occurred in approximately 200 separate transactions, including ten transactions in each of which we acquired in excess of 50 locations. In addition, we strategically opened or acquired stores near market areas served by our existing stores to enhance service levels, gain incremental sales and increase market penetration.
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own stores and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. The number of RAC Acceptance locations increased to 966 at December 31, 2012, from 384 at December 31, 2010, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners and the number of locations with our existing retail partners. In addition, we are expanding our rent-to-own store operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand.
Throughout our history, our operations have generated strong cash flow, averaging $272.5 million in operating cash flow per year since 2003. As a result, we have been able to invest in new business opportunities, execute strategic acquisitions, expand into different markets, make ongoing improvements in our support infrastructure and return value to shareholders, while maintaining a strong balance sheet.
Our principal executive offices are located at 5501 Headquarters Drive, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Additionally, we provide electronic or paper copies of our filings free of charge upon request.
The Rental Purchase Transaction
The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the rental purchase transaction include:
Brand name merchandise. We offer well-known brands such as LG, Panasonic, Philips, Sony and Toshiba home electronics; Whirlpool appliances; Acer, Apple, Asus, Compaq, Dell, Hewlett-Packard, Sony and Toshiba computers; and Albany, Ashley, England, Klaussner, Lane and Standard furniture.
Convenient payment options. Our customers make payments in advance on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 84% and 86% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our International segment, respectively. Payments are made in advance on a monthly basis in our RAC Acceptance segment.
No negative consequences. A customer may terminate a rental purchase agreement at any time without penalty.

No credit needed. Generally, we do not conduct a formal credit investigation of our customers. We verify a customer’s residence and sources of income. References provided by the customer are also contacted to verify the information contained in the rental purchase order form.
Delivery & set-up included. We generally offer same-day or next-day delivery and installation of our merchandise at no additional cost to the customer in our rent-to-own stores. Our RAC Acceptance locations rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer.
Product maintenance & replacement. We provide any required service or repair without additional charge, except for damage in excess of normal wear and tear. Repair services are provided through our network of service centers, the cost of which may be reimbursed by the vendor if the item is still under factory warranty. If the product cannot be repaired at the customer’s residence, we generally provide a temporary replacement while the product is being repaired. If the product cannot be repaired, we will replace it with a product of comparable quality, age and condition.
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

Our Operating Segments
We report four operating segments: Core U.S., RAC Acceptance, International, and ColorTyme. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note P in the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 86% of our consolidated net revenues and substantially all of our operating profit for the year ended December 31, 2012. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new rent-to-own stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Our strategy to further grow the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases and new marketing strategies. Approximately 75% of our business in this segment is from repeat customers. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At December 31, 2012 we operated 2,990 company-owned stores nationwide and in Puerto Rico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice.”
RAC Acceptance
Through our RAC Acceptance segment, we generally provide an on-site rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store RAC Acceptance representative who explains an alternative transaction for acquiring the use and ownership of the merchandise. Because we neither require nor perform a formal credit investigation for the approval of the rental purchase transaction, applicants who meet the basic criteria are generally approved. We believe our RAC Acceptance program is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the inventory item directly from it and future rental payments are generally made at the retailer’s location. We believe consumers also benefit from our RAC Acceptance program because they are able to obtain the products they want and need without the necessity of credit.

Each RAC Acceptance kiosk location typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. Accordingly, capital expenditures with respect to a new RAC Acceptance location are minimal. Likewise, any exit costs associated with the closure of a RAC Acceptance location would also be immaterial on an individual basis.
We rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer returns rented merchandise, we pick it up at no additional charge. Merchandise returned from a RAC Acceptance kiosk location is offered for rent at one of our Core U.S. rent-to-own stores.
We intend to grow the RAC Acceptance segment by increasing the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes expanding customer awareness of the rent-to-own transaction by implementing joint marketing efforts with our retail partners. As of December 31, 2012, we operated 966 kiosk locations inside furniture and electronics retailers located in 34 states and Puerto Rico. We expect to add approximately 350 kiosk locations during 2013.
International
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada. We are expanding our operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.
In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At December 31, 2012, we operated 90 stores and expect to add approximately 60 stores in 2013.
In Canada, we sold 15 of our stores on December 31, 2012, and we currently operate 18 stores.
We are subject to the risks of doing business internationally as described under "Risk Factors."
ColorTyme
ColorTyme is our nationwide franchisor of rent-to-own stores. At December 31, 2012, ColorTyme franchised 224 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories. During 2012, 18 new franchise stores were added and ten stores were sold.
All of the ColorTyme franchised stores use ColorTyme’s trade names, service marks, trademarks and logos. All stores operate under distinctive operating procedures and standards. ColorTyme’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own transaction.
As franchisor, ColorTyme receives royalties of 2.0% to 4.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $20,000 per new store.
Some of ColorTyme’s franchisees may be in locations where they directly compete with our company-owned stores, which could negatively impact the business, financial condition and operating results of our company-owned stores.
The following table summarizes our locations allocated among these operating segments as of December 31:

	2012	2011	2010
Core U.S.	2,990	2,994	2,985
RAC Acceptance	966	750	384
International
Canada	18	28	18
Mexico	90	52	5
ColorTyme	224	216	209
Total locations	4,288	4,040	3,601

The following discussion applies generally to all of our operating segments, unless otherwise noted.
Rent-A-Center Operations
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
Consumer electronic products offered by our stores include high definition televisions, home theater systems, video game consoles and stereos from top name-brand manufacturers such as LG, Panasonic, Philips, Sony and Toshiba. We offer major appliances manufactured by Whirlpool, including refrigerators, freezers, washing machines, dryers, and ranges. We offer desktop, laptop and tablet computers from Acer, Apple, Asus, Compaq, Dell, Hewlett-Packard, Sony and Toshiba. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Albany, Ashley, England, Klaussner, Lane and Standard. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.
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
For the year ended December 31, 2012, furniture and accessories accounted for approximately 37% of our consolidated store rental revenue, consumer electronic products for 30%, appliances for 18% and computers for 15%.
Product Turnover
On average, a minimum rental term of 15 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to three customers before a customer acquires ownership. Ownership is attained in approximately 25% of rental purchase agreements in the Core U.S. segment. The average total life for each product in our Core U.S. segment is approximately 17 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by product turnover and the key features of rental purchase transactions, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
Collections
Store managers use our management information system to track collections on a daily basis. Generally, our goal is to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening in our Core U.S. rent-to-own stores. For fiscal years 2012, 2011, and 2010, the average week ending past due percentages were 6.76%, 7.07% and 6.90%, respectively.

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
If a customer in a Core U.S. rent-to-own store does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due. Charge offs due to customer stolen merchandise in our Core U.S. rent-to-own stores, expressed as a percentage of rental store revenues, were approximately 2.4% in 2012, 2.5% in 2011, and 2.3% in 2010.

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
All merchandise is shipped by vendors directly to each Core U.S. store where it is held for rent, which eliminates the need for distribution centers in the United States. In Mexico, we are using distribution centers to manage inventory flow among stores.
In our Core U.S. and International segments, we purchase our rental merchandise from a variety of manufacturers and distributors. In 2012, approximately 13% of our merchandise purchases were attributable to Whirlpool. No other brand accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
In our RAC Acceptance segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a rental purchase agreement with us.
With respect to our ColorTyme segment, the franchise agreement requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that ColorTyme has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by ColorTyme policy manuals. ColorTyme negotiates purchase arrangements with various suppliers it has approved. ColorTyme’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 18.5% and 14.0% of merchandise purchased by ColorTyme in 2012, respectively.

Marketing
We promote our products and services through television and radio commercials, print advertisements, Internet sites, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, prompt delivery, price match, service at no extra cost, lifetime reinstatement and the absence of initial deposits, formal credit investigations or long-term obligations. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rent-to-own transaction. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to credit as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

Advertising expense as a percentage of consolidated store revenue for the years ended December 31, 2012, 2011 and 2010 was 2.4%, 2.7% and 2.9%. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.
ColorTyme has established national advertising funds for the franchised stores, whereby ColorTyme has the right to collect up to 3% of the monthly gross revenue from each franchisee as contributions to the fund. Currently, ColorTyme has set the monthly franchisee contribution at $250 per store per month. ColorTyme directs the advertising programs of the fund, generally consisting of television and radio commercials and print advertisements. ColorTyme also has the right to require franchisees to expend up to 3% of their monthly gross revenue on local advertising.

Industry & Competition
According to the Association of Progressive Rental Organizations (“APRO”), the rent-to-own industry in the United States and Canada consists of approximately 9,800 stores and serves approximately 4.8 million customers. We estimate that the two largest rent-to-own industry participants account for approximately 5,300 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The rent-to-own industry is highly fragmented and has experienced significant consolidation. We believe this consolidation trend in the industry will continue, presenting opportunities for us to continue to acquire additional stores or customer accounts on favorable terms.
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

Employees
As of February 18, 2013, we had approximately 20,200 employees, of whom 730 are assigned to our U.S. headquarters and the remainder of whom are directly involved in the management and operation of our stores and service centers. The employees of the ColorTyme franchisees are not employed by us. While we have experienced limited union activity in the past, none of our employees are currently covered by a collective bargaining agreement. We believe relationships with our employees are generally good.
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
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate 14 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 122 rent-to-own stores and 38 RAC Acceptance locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 27 Get It Now stores in Wisconsin and 45 Rent-A-Center stores in New Jersey.
There can be no assurance as to whether new or revised rental purchase laws will be enacted or whether, if enacted, the laws would not have a material and adverse effect on us.
Federal Regulation.    To date, no comprehensive federal legislation has been enacted regulating or otherwise impacting the rental purchase transaction. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) does not regulate leases with terms of 90 days or less. Because the rent-to-own transaction is for a term of week to week, or at most, month to month, and established federal law deems the term of a lease to be its minimum term regardless of extensions or renewals, if any, we believe the rent-to-own transaction is not covered by the Dodd-Frank Act.
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

International
No comprehensive legislation regulating the rent-to-own transaction has been enacted in Mexico or Canada. We use substantially the same rental purchase transaction in those countries as in the Core U.S. stores, but with such additional provisions as we believe may be necessary to comply with such country’s specific laws and customs.

Item 1A. Risk Factors.
You should carefully consider the risks described below before making an investment decision. We believe these are all the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
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
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 86% of our consolidated net revenues and a substantial portion of our net earnings for the year ended December 31, 2012. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
Our RAC Acceptance segment depends on the success of our third-party retail partners and our continued relationship with them.
Our RAC Acceptance segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retailer's election. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our RAC Acceptance segment to lose customers, substantially decreasing the revenues and earnings of our RAC Acceptance segment. This could adversely affect our financial results and slow our overall growth. In 2012, approximately 26% of the total revenue of the RAC Acceptance segment originated at our RAC Acceptance kiosks located in stores operated by a nationwide furniture retailer and 81 of its licensees, collectively. An additional approximately 41% of the total revenues in the RAC Acceptance segment in 2012 was generated by our RAC Acceptance kiosks located in stores operated by three of our other third-party retail partners. We may be unable to continue growing the RAC Acceptance segment if we are unable to find third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.
Our operations in Mexico are subject to political or regulatory changes and significant changes in the economic environment and other concerns.
We opened our first store in Mexico in October 2010, and operated 90 stores in Mexico as of December 31, 2012. Our growth plans include significant expansion in our International segment. Changes in the business, regulatory or political climate in Mexico could adversely affect our operations there, which could negatively impact our growth plans. Mexico is also subject to certain potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand. In addition, our assets, investments in, earnings from and dividends from our Mexican subsidiaries must be translated to U.S. dollars from the Mexican peso. Accordingly, we are exposed to risks associated with fluctuations of the exchange rate for the Mexican peso which may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance.
The continued expansion of our International segment, including into new international markets, presents unique challenges which may subject us to risks associated with the legislative, judicial, accounting, regulatory, political, cultural and economic factors specific to the countries or regions in which we may operate in the future, which could adversely affect our anticipated growth.

Expansion of our International segment, including into new international markets, is one of our primary growth objectives. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. In addition, these operations are subject to the potential risks of changing economic and financial conditions in each of its markets, exchange rate fluctuations, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, difficulties in staffing and managing local operations, failure to understand the local culture and market, difficulties in protecting intellectual property, the burden of complying with complex foreign laws, including anti-competition regulations, tax laws and financial accounting standards, and adverse local economic, political and social conditions in certain countries. If, as we continue to expand our International segment, we are unable to successfully replicate our business model due to these and other commercial and regulatory constraints present in our international markets, our growth may be adversely affected.
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
Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners.
Our International operations are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Our employees, contractors or agents may violate the policies and procedures we have implemented to ensure compliance with these laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation.

We may be subject to legal proceedings from time to time which seek material damages. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition by requiring the payment of the settlement amount, a judgment or the posting of a bond.
In our history, we have defended class action lawsuits alleging various regulatory violations and have paid material amounts to settle such claims. Significant settlement amounts or final judgments could materially and adversely affect our liquidity and capital resources. The failure to pay any material judgment would be a default under our senior credit facilities and the indenture governing our outstanding senior unsecured notes.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center's Board of Directors. As of December 31, 2012, $387.5 million was outstanding under our senior credit facilities.
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
Rent-A-Center's organizational documents and our debt instruments contain provisions that may prevent or deter another group from paying a premium over the market price to Rent-A-Center's stockholders to acquire its stock.
Rent-A-Center's organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities and the indenture governing our senior unsecured notes each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of Rent-A-Center's common stock that some or a majority of Rent-A-Center's stockholders might consider to be in their best interests.
Rent-A-Center is a holding company and is dependent on the operations and funds of its subsidiaries.
Rent-A-Center is a holding company, with no revenue generating operations and no assets other than its ownership interests in its direct and indirect subsidiaries. Accordingly, Rent-A-Center is dependent on the cash flow generated by its direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from its operating subsidiaries to generate the funds necessary to meet its obligations, including the obligations under the senior credit facilities. The ability of Rent-A-Center's subsidiaries to pay dividends or make other payments to it is subject to applicable state laws. Should one or more of Rent-A-Center's subsidiaries be unable to pay dividends or make distributions, its ability to meet its ongoing obligations could be materially and adversely impacted.
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	our ability to meet market expectations with respect to the growth and profitability of each of our operating segments;

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store sales or when and how many locations we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts; and

•	the stock price performance of comparable companies.
In addition, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to these companies' operating performance.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2021. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes average approximately 4,700 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our RAC Acceptance kiosks occupy space without charge in the retailer's location with no lease commitment.
We believe suitable store space generally is available for lease and we would be able to relocate any of our stores without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores.
We own the land and building at 5501 Headquarters Drive, Plano, Texas, in which our corporate headquarters is located. The land and improvements are pledged as collateral under our senior credit facilities.

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

2012	High	Low	Cash Dividends Declared
Fourth Quarter	$36.73	$31.22	$0.21
Third Quarter	$37.81	$32.31	$0.16
Second Quarter	$38.38	$31.96	$0.16
First Quarter	$39.50	$33.01	$0.16

2011	High	Low	Cash Dividends Declared
Fourth Quarter	$38.26	$25.82	$0.16
Third Quarter	$32.22	$21.30	$0.16
Second Quarter	$36.53	$27.66	$0.16
First Quarter	$35.39	$28.58	$0.06
As of February 18, 2013, there were approximately 50 record holders of our common stock.
Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. While cash dividend payments are subject to certain restrictions in our debt agreements, these restrictions do not currently prohibit the payment of cash dividends. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facilities” and “— 6 5/8% Senior Notes" on pages 32 and 33 of this Annual Report on Form 10-K for further discussion of such restrictions.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.0 billion of Rent-A-Center common stock. As of December 31, 2012, we had purchased a total of 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $777.3 million under this common stock repurchase program. Through the twelve months ended December 31, 2012, we repurchased a total of 1,797,526 shares for $61.9 million in cash. In the fourth quarter of 2012, we effected the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (Including Fees)
October 1 through October 31	231,454	$33.0643	231,454	$246,741,980	(1)
November 1 through November 30	699,087	$34.4524	699,087	$222,656,773	(1)
December 1 through December 31	—	$—	—	$222,656,773	(1)
Total	930,541	$34.1071	930,541	$222,656,773	(1)

(1)
Includes the $200.0 million increase in authorization for stock repurchases under our common stock repurchase program which was announced on October 22, 2012. Our current common stock repurchase program was initially announced on October 24, 2003.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and a peer group index selected by us, which includes companies offering similar products and services as ours, such as rent-to-own and general merchandise retailers that market to our targeted customer demographic. We revised our peer group index in 2012 to align with the peer group used in certain other communications with investors. The peer group index for the year ended December 31, 2012, consisted of Aaron’s, Inc., Big Lots, Inc., Conn's, Inc., Dollar General Corp., Dollar Tree Stores, Inc., Family Dollar Stores, Inc., Fred's, Inc., hhgregg, Inc. and O'Reilly Automotive, Inc. The peer group index for the year ended December 31, 2011, consisted of Aaron’s, Inc., Dollar General Corp., Dollar Tree Stores, Inc., Family Dollar Stores, Inc., and 99¢ Only Stores. The graph assumes $100 was invested on December 31, 2007 and dividends, if any, were reinvested for all years ending December 31.

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Rent-A-Center, Inc.
NASDAQ Composite
2012 Peer Group
2011 Peer Group

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2012 have been derived from our consolidated financial statements as audited by Grant Thornton LLP, an independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2012	2011		2010		2009		2008
	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,654,081	$2,496,863		$2,335,496		$2,346,849		$2,505,268
Merchandise sales	300,077	259,796		220,329		261,631		256,731
Installment sales	68,356	68,617		63,833		53,035		41,193
Other	16,391	17,925		76,542		57,601		42,759
Franchise
Merchandise sales	38,427	33,972		30,575		28,065		33,283
Royalty income and fees	5,314	5,011		4,857		4,775		4,938
	3,082,646	2,882,184		2,731,632		2,751,956		2,884,172
Cost of revenues
Store
Cost of rentals and fees	646,090	570,493		519,282		530,018		572,900
Cost of merchandise sold	241,219	201,854		164,133		188,433		194,595
Cost of installment sales	24,572	24,834		23,303		18,687		16,620
Franchise cost of merchandise sold	36,848	32,487		29,242		26,820		31,705
	948,729	829,668		735,960		763,958		815,820
Gross profit	2,133,917	2,052,516		1,995,672		1,987,998		2,068,352
Operating expenses
Salaries and other expenses	1,661,056	1,590,009	(1)	1,540,203	(1)	1,554,428	(1)	1,651,805
General and administrative expenses	148,500	140,612	(1)	129,507	(1)	139,272	(1)	125,632
Amortization and write-down of intangibles	5,889	4,675		3,254		2,843		16,637
Restructuring charge	—	13,943	(2)	—		—		4,497	(8)
Impairment charge	—	7,320	(3)	18,939	(5)	—		—
Litigation expense (credit)	—	2,800	(4)	—		(4,869)	(7)	(4,607)	(9)
	1,815,445	1,759,359		1,691,903		1,691,674		1,793,964
Operating profit	318,472	293,157		303,769		296,324		274,388
Finance charges from refinancing	—	—		3,100	(6)	—		—
Gain on extinguishment of debt	—	—		—		—		(4,335)	(10)
Interest expense, net	31,223	36,607		25,912		25,954		57,381
Earnings before income taxes	287,249	256,550		274,757		270,370		221,342
Income tax expense	103,757	91,913		103,115		102,515		81,718
NET EARNINGS	$183,492	$164,637		$171,642		$167,855		$139,624
Basic earnings per common share	$3.11	$2.69		$2.64		$2.54		$2.10
Diluted earnings per common share	$3.09	$2.66		$2.60		$2.52		$2.08
Cash dividends paid per common share	$0.64	$0.44		$0.12		$—		$—

Item 6. Selected Financial Data — Continued.

	December 31,
	2012	2011	2010	2009		2008
	(Dollar amounts in thousands)
Consolidated Balance Sheet Data
Rental merchandise, net	$1,020,804	$953,193	$836,854	$749,998		$819,054
Intangible assets, net	1,352,888	1,350,855	1,326,091	1,269,457		1,266,953
Total assets	2,869,105	2,801,378	2,688,331	2,443,997		2,496,702
Total debt	687,500	740,675	701,114	711,158		947,087
Total liabilities	1,399,242	1,442,169	1,334,532	1,196,483		1,417,500
Stockholders' equity	1,469,863	1,359,209	1,353,799	1,247,514		1,079,202

Operating Data (Unaudited)
Core U.S. and International stores open at end of period	3,098	3,074	3,008	3,007		3,037
RAC Acceptance locations open at end of period	966	750	384	82		56
Same store revenue growth (decrease) (11)	1.4%	0.8%	(0.4)%	(3.5)%	(12)	2.3%	(12)
Franchise stores open at end of period	224	216	209	210		222
 ________

(1)
Includes the effects of the reclassification of $4.5 million, $3.2 million and $1.6 million in 2011, 2010 and 2009, respectively, of certain stock-based compensation expense from salaries and other expenses to general and administrative expenses.

(2)
Includes the effects of a $1.4 million pre-tax restructuring charge in the fourth quarter of 2011 in connection with the acquisition in November 2011 of 58 rent-to-own stores; a $7.6 million pre-tax restructuring charge in the third quarter of 2011 related to the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third-party grocery stores, as well as the closure of 26 core rent-to-own stores following the sale of all customer accounts at these locations; and a $4.9 million pre-tax restructuring charge in the second quarter of 2011 for lease terminations related to The Rental Store acquisition.

(3)	Includes the effects of a $7.3 million pre-tax impairment charge in the first quarter of 2011 related to the discontinuation of the financial services business.

(4)	Includes the effects of a $2.8 million pre-tax litigation expense in the first quarter of 2011 related to the settlement of various California claims, including wage and hour violations.

(5)	Includes the effects of an $18.9 million pre-tax impairment charge in the fourth quarter of 2010 related to the discontinuation of our financial services business.

(6)	Includes the effects of a $3.1 million pre-tax financing expense in the fourth quarter of 2010 related to the write-off of unamortized financing costs.

(7)	Includes the effects of $4.9 million in pre-tax litigation credits recorded in the first quarter and second quarter of 2009 related to the Hilda Perez matter.

(8)	Includes the effects of a $4.5 million pre-tax restructuring expense as part of the store consolidation plan and other restructuring items announced December 3, 2007.

(9)	Includes the effects of $4.6 million in pre-tax litigation credits recorded in the fourth quarter of 2008 related to the Perez matter and the Shafer/Johnson matter.

(10)	Includes the effects of a $4.3 million pre-tax gain on the extinguishment of debt recorded in the fourth quarter of 2008.

(11)	Same store revenue growth or decrease for each period presented includes revenues only of stores open throughout the full period and the comparable prior period.

(12)	Includes financial services revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business
We are the largest rent-to-own operator in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers, furniture and accessories, under flexible rental purchase agreements with no long-term obligation.
We were incorporated in Delaware in 1986. From 1993 to 2006, we pursued an aggressive growth strategy in which we opened new stores and sought to acquire underperforming rent-to-own stores to which we could apply our operating model. As a result of this strategy, the number of our locations grew from 27 to over 3,400 in 2006, primarily through acquisitions. We acquired over 3,300 stores during this period, including approximately 390 of our franchised stores. These acquisitions occurred in approximately 200 separate transactions, including ten transactions in each of which we acquired in excess of 50 locations. Since there are few large rent-to-own operators remaining in the United States, our primary growth in the Core U.S. segment is currently through new store openings, augmented with opportunistic acquisitions of small rent-to-own operators.
As our U.S. store base matured, we began to focus on acquiring new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers' locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 966 RAC Acceptance locations at December 31, 2012, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners and the number of locations with our existing retail partners. Capital expenditures related to opening a RAC Acceptance kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment, there is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations. In addition, we are rapidly expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
Total financing requirements of a typical new Core U.S. store approximate $675,000, with roughly 55% of that amount relating to the purchase of rental merchandise inventory. A newly opened Core U.S. store is typically profitable on a monthly basis in the 12th month after its initial opening. Historically, a typical Core U.S. store has achieved cumulative break-even profitability in the third year after its initial opening. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Historically, we achieved growth in our Core U.S. segment by opening new stores and acquiring underperforming rent-to-own stores to which we could apply our operating model. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Although we continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry and we intend to continue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores, the consolidation opportunities in the U.S. rent-to-own industry are more limited than in previous periods during which we experienced significant growth through acquisitions. Therefore, our historical results of operations and period to period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.
In addition, we strategically open or acquire stores near market areas served by existing stores to enhance service levels, gain incremental sales and increase market penetration. This planned cannibalization may negatively impact our same store revenue and cause us to grow at a slower rate. There can be no assurance we will open or acquire any new rent-to-own stores in the future, or as to the number, location or profitability thereof.
Total financing requirements of a typical new RAC Acceptance kiosk location approximate $345,000, with roughly 85% of that amount relating to the purchase of rental merchandise inventory. A newly opened RAC Acceptance location is typically profitable on a monthly basis in the 6th month after its initial opening, and achieves cumulative break-even profitability in the second year after its initial opening.
Total financing requirements of a typical new Mexico store approximate $575,000, with roughly 45% of that amount relating to the purchase of rental merchandise inventory. The profitability and break-even economics are similar to a Core U.S. store.
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

Forward-Looking Statements
The statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	changes in the unemployment rate;

•	economic pressures, such as high fuel costs, affecting the disposable income available to our current and potential customers;

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	information security costs;

•	our ability to maintain an effective system of internal controls;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” and elsewhere in this report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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
Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers' compensation, general liability and vehicle liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.
We continually institute procedures to manage our loss exposure and increases in health care costs associated with our insurance claims through our risk management function, including a transitional duty program for injured workers, ongoing safety and accident prevention training, and various other programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company-specific development factors, general industry loss development factors, and third-party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our reserves by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third-party claim administrator loss estimates, and make adjustments to our reserves as needed.
As of December 31, 2012, the amount reserved for losses within our self-insured retentions with respect to workers' compensation, general liability and vehicle liability insurance was $116.1 million, as compared to $114.2 million at December 31, 2011. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
Income Taxes. Our annual tax rate is affected by many factors, including the mix of our earnings, legislation and acquisitions, and is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to differing interpretations between the taxpayer and the taxing authorities. Significant judgment is required in determining our tax expense, evaluating our tax positions and evaluating uncertainties. Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight and assist us in determining recoverability. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. A number of years may elapse before a particular matter, for which we have recorded a liability, is audited and effectively settled. We review our tax positions quarterly and adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note P to the consolidated financial statements. The fair value of a reporting unit is estimated using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, revenue growth rates, operating margins and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the estimated fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. At December 31, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was $1,289.2 million, $54.4 million and $1.1 million, respectively. The fair values of the Core U.S. and RAC Acceptance segments exceeded their carrying values by over 10%. During the third quarter of 2012, we recorded a $1.0 million goodwill impairment charge in our International segment as a result of the sustained underperformance of certain stores located in Canada. Based on the results of the annual assessment, we concluded that no further impairment of goodwill existed at December 31, 2012.
If we make changes to our reserves in accordance with the policies described above, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $1.0 million in our estimates would result in a corresponding $0.01 change in our earnings per common share.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance of new or acquired locations, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Significant Accounting Policies
Our significant accounting policies are summarized below and in Note A to the consolidated financial statements included elsewhere in this report.
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

Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with district managers' salaries, payroll taxes and benefits, and travel, as well as all store level general and administrative expenses and selling, advertising, insurance, occupancy, delivery, charge offs due to customer stolen merchandise, fixed asset depreciation and other operating expenses.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses.
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed as actual forfeitures occur. Stock options granted during the year ended December 31, 2012, were valued using the binomial method pricing model with the following assumptions for employee options: an expected volatility of 28.58% to 47.67%, a risk-free interest rate of 0.12% to 0.77%, an expected dividend yield of 1.70% to 1.90%, and an expected life of 6.25 years. Restricted stock units are valued using the last trade before the day of the grant.
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
2012 Overview
Core U.S. segment. Rentals and fees revenue and merchandise sales have increased over the prior year. Unusually high exercises of early purchase options throughout 2012 caused revenue that may have been received in future periods to be recognized in the period of early purchase. Although demand in 2012 proved to be higher than in 2011, these early purchase options contributed to a decrease in the number of agreements on rent throughout the latter part of 2012.
RAC Acceptance segment. During 2012, we continued our expansion of this segment, adding 216 locations during the period. Revenues in 2012 increased 77% and gross profit increased 70% compared to the prior year, and the segment generated operating profit of $28 million compared to a $14 million operating loss in the prior year. This segment contributed approximately 11% of consolidated revenue in 2012. While the higher cost of merchandise results in lower gross margins in this segment, this segment's kiosk model has lower operating costs than our other operating segments, resulting in a positive contribution to operating profit while maintaining an aggressive growth plan.
International segment. Revenues in 2012 increased 117% and gross profit increased 126% over the prior year. Our primary target of international expansion is in Mexico. We have added 38 stores there during 2012, resulting in incremental capital expenditures that are similar to store openings in the Core U.S. segment. As the older stores become profitable, those profits are offset by the losses experienced in the new stores. While overall operating performance in the individual stores has generally met expectations, this segment continues to report operating losses.
ColorTyme segment. During 2012, we have made efforts to grow this business, resulting in an increase in revenue and gross profit by 12% and 13%, respectively, over the prior year. While these efforts have also led to increased operating costs over the prior year, primarily reorganization costs related to changes in the management team, this segment has maintained positive operating results throughout the year.

Comparison of the Years ended December 31, 2012 and 2011
Store Revenue. Total store revenue increased by $195.7 million, or 6.9%, to $3,038.9 million in 2012 from $2,843.2 million in 2011. Store revenue increased primarily due to growth in the RAC Acceptance segment, as well as growth in the Core U.S. and International segments.
Same store revenue represents revenue earned in 2,814 locations that were operated by us for each of the entire twelve-month periods ended December 31, 2012 and 2011. Same store revenues increased by $33.6 million, or 1.4%, to $2,405.1 million in 2012 as compared to $2,371.5 million in 2011. The increase in same store revenues was primarily attributable to the impact of the growth in the RAC Acceptance segment.

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees in 2012 increased by $75.6 million, or 13.3%, to $646.1 million as compared to $570.5 million in 2011. This increase in cost of rentals and fees was primarily attributable to an increase in rentals and fees revenue in 2012 as compared to 2011. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.3% in 2012 as compared to 22.8% in 2011, driven by higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold increased by $39.3 million, or 19.5%, to $241.2 million in 2012 from $201.9 million in 2011, driven by an increase in early purchase options. The gross margin percent of merchandise sales decreased to 19.6% in 2012 from 22.3% in 2011, primarily as a result of increased sales in the RAC Acceptance segment, which has higher merchandise costs, and changes in promotional sales strategies in the Core U.S. segment.
Gross Profit. Gross profit increased by $81.4 million, or 4.0%, to $2,133.9 million in 2012 from $2,052.5 million in 2011, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenue decreased to 69.2% in 2012 from 71.2% in 2011 due to decreased margins related to changes in promotional sales strategies in the Core U.S. segment and the lower margins as a percentage of revenue in the RAC Acceptance segment, whose revenue has grown to 11.1% of consolidated revenue in 2012 from 6.7% in 2011.
Salaries and Other Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note A to the financial statements. Salaries and other expenses increased by $71.1 million, or 4.5%, to $1,661.1 million in 2012 as compared to $1,590.0 million in 2011. This increase was primarily attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.4% in 2012 as compared to 2.5% in 2011. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.7% in 2012 from 55.9% in 2011 due to an increase in store revenue while continuing to manage store-related expenses.
General and Administrative Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note A to the financial statements. General and administrative expenses increased by $7.9 million, or 5.6%, to $148.5 million in 2012 as compared to $140.6 million in 2011. General and administrative expenses expressed as a percentage of total revenue decreased to 4.8% in 2012 from 4.9% in 2011.
Operating Profit. Operating profit increased by $25.3 million, or 8.6%, to $318.5 million in 2012 as compared to $293.2 million in 2011. Operating profit as a percentage of total revenue increased to 10.3% in 2012 from 10.2% for 2011. Operating profit in 2012 was impacted by increased gross profit as discussed above. Operating profit in 2012 also increased compared to 2011 due to the $7.6 million restructuring charge related to the closure of eight Home Choice stores in Illinois, 24 RAC Limited locations within third-party grocery stores and 26 core rent-to-own stores following the sale of all customer accounts at those locations in 2011, the $7.3 million impairment charge related to the discontinuation of our financial services business and the $2.8 million litigation charge in 2011, all of which were reported in the Core U.S. segment, and the $4.9 million restructuring charge in 2011 for post-acquisition lease terminations related to the acquisition of The Rental Store, which was reported in the RAC Acceptance segment. These increases were partially offset by an increase in salaries and other expenses associated with our continued expansion of the RAC Acceptance and International segments.
Income Tax Expense. Our effective income tax rate was 36.1% and 35.8% for 2012 and 2011, respectively. The 2011 effective income tax rate was less than that of 2012 due primarily to the federal tax credits taken in 2011 that were not available in 2012.
Net Earnings and Earnings per Share. Net earnings increased by $18.9 million, or 11.5%, to $183.5 million in 2012 as compared to $164.6 million in 2011. This increase was primarily attributable to an increase in operating profit, slightly offset by an increase in the effective income tax rate in 2012 as compared to 2011. Diluted earnings per share in 2012 were $3.09 compared to $2.66 in 2011. The increase was due primarily to the increase in net income and was also favorably impacted by a decrease in average diluted shares outstanding.
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
Salaries and Other Expenses.  The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note A to the financial statements. Salaries and other expenses increased by $49.8 million, or 3.2%, to $1,590.0 million in 2011 as compared to $1,540.2 million in 2010. This increase was attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our rent-to-own stores due to customer stolen merchandise, expressed as a percentage of rental store revenues, were approximately 2.6% in 2011 as compared to 2.3% in 2010. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.9% in 2011 from 57.1% in 2010 due to continued efforts to decrease labor and other store-related expenses.
General and Administrative Expenses.  The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note A to the financial statements. General and administrative expenses increased by $11.1 million, or 8.6%, to $140.6 million in 2011 as compared to $129.5 million in 2010. This increase was primarily the result of an increase in expenses associated with the expansion of our RAC Acceptance and International segments. General and administrative expenses expressed as a percentage of total revenue increased to 4.9% in 2011 from 4.7% in 2010.
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
Operating Profit.  Operating profit decreased by $10.6 million, or 3.5%, to $293.2 million in 2011 as compared to $303.8 million in 2010. Operating profit as a percentage of total revenue decreased to 10.2% in 2011 from 11.1% for 2010. These decreases were primarily attributable to $13.9 million of restructuring charges in 2011 for the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third-party grocery stores, the closure of 26 core rent-to-own stores following the sale of all customer accounts at those locations, post-acquisition lease terminations related to the acquisitions of The Rental Store, Inc. and 58 rent-to-own stores, and an increase in expenses associated with our 2011 expansion of the RAC Acceptance and International segments. Operating profit was favorably impacted by increased gross profit as discussed above.
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

Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012
Revenues	$835,254	$749,698	$739,314	$758,380
Gross profit	560,417	526,973	519,341	527,186
Operating profit	92,034	79,027	68,113	79,298
Net earnings	51,941	44,182	39,910	47,459
Basic earnings per common share	$0.88	$0.75	$0.68	$0.81
Diluted earnings per common share	$0.87	$0.74	$0.67	$0.81
Cash dividends paid per common share	$0.16	$0.16	$0.16	$0.16

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenues	$742,178	$698,253	$704,271	$737,482
Gross profit	523,148	506,355	505,724	517,289
Operating profit	80,419	73,152	57,796	81,790
Net earnings	44,230	39,888	31,224	49,295
Basic earnings per common share	$0.70	$0.64	$0.52	$0.84
Diluted earnings per common share	$0.69	$0.63	$0.52	$0.83
Cash dividends paid per common share	$0.06	$0.06	$0.16	$0.16

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2010
Revenues	$718,419	$671,543	$664,580	$677,090
Gross profit	513,000	497,665	490,013	494,994
Operating profit	88,703	82,831	69,393	62,842
Net earnings	51,461	47,830	40,497	31,854
Basic earnings per common share	$0.78	$0.73	$0.62	$0.50
Diluted earnings per common share	$0.77	$0.72	$0.62	$0.49
Cash dividends paid per common share	$—	$—	$0.06	$0.06

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	67.1	70.3	70.2	69.5
Operating profit	11.0	10.5	9.2	10.5
Net earnings	6.2	5.9	5.4	6.3

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	70.5	72.5	71.8	70.1
Operating profit	10.8	10.5	8.2	11.1
Net earnings	6.0	5.7	4.4	6.7

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	71.4	74.1	73.7	73.1
Operating profit	12.3	12.3	10.4	9.3
Net earnings	7.2	7.1	6.1	4.7

Liquidity and Capital Resources
Overview.    For the year ended December 31, 2012, we generated $217.9 million in operating cash flow. In addition to funding operating expenses, we used $102.5 million in cash for capital expenditures, $61.9 million for common stock repurchases, $53.2 million to pay down debt, and paid cash dividends of $37.9 million. We ended the year with $61.1 million in cash and cash equivalents.
Analysis of Cash Flow.    Cash provided by operating activities decreased by $68.7 million to $217.9 million in 2012 from $286.6 million in 2011. This decrease was primarily attributable to the net changes in operating assets and liabilities, including the receipt in 2011 of approximately $113.0 million in refunds of taxes that were paid in 2010 prior to the enactment of the Small Business Jobs Act of 2010 (the “2010 Jobs Act”).
Cash used in investing activities decreased by $48.5 million to $110.7 million in 2012 from $159.2 million in 2011. This decrease in 2012 as compared to 2011 was primarily attributable to a decrease in both capital expenditures and acquisitions of businesses.
Cash used in financing activities increased by $24.6 million to $134.5 million in 2012 from $109.8 million in 2011. The $102.3 million decrease in repurchases of our common stock was more than offset by our net payment of outstanding debt of $53.2 million in 2012 compared to net financing of $39.6 million in 2011, increased payment of dividends and decreased stock option exercises.
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
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $232.7 million was available at February 18, 2013. At February 18, 2013, we had $77.8 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. On February 17, 2009, President Obama signed into law the 2009 Recovery Act which extended the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009.
On September 27, 2010, President Obama signed into law the 2010 Jobs Act which again extended the bonus depreciation provision of the 2008 Stimulus Act by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis on qualified property place in service during 2010.
On December 17, 2010, President Obama signed into law the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which enacted 100% bonus depreciation on assets purchased after September 8, 2010 and before January 1, 2012. This act also provided 50% bonus depreciation on assets purchased between January 1, 2012 and December 31, 2012.
Benefits associated with the tax acts discussed above are now reversing and had a negative effect on our 2012 cash flow. We estimate the negative effect of these acts to be $79 million; $40 million of this tax liability will be offset with the deferred benefit from a prior year, resulting in net cash flow usage of $39 million. We estimate that the remaining tax deferral associated with these acts approximates $187 million at December 31, 2012, of which approximately 68%, or $127 million will reverse in 2013 and the remainder will reverse between 2014 and 2015.
On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the "2012 Act"). The Work Opportunity Tax Credit and Empowerment Zone Employment Credits, as well as the Research and Development Credit were extended retroactive to January 1, 2012. The benefit associated with these credits is approximately $2.2 million; due to the 2012 Act's enactment in 2013, the benefit will be recognized in the first quarter of 2013. This act also extended 50% bonus depreciation through December 31, 2013, which will result in a cash flow benefit of approximately $132 million in 2013. This benefit will offset the $127 million reversion from the prior bonus depreciation acts listed above for a net benefit of approximately $5 million in 2013.

Merchandise Inventory.    A reconciliation of merchandise inventory, which includes purchases, follows:

	December 31,
	2012	2011	2010
	(In thousands)
Beginning merchandise value	$957,290	$842,271	$754,067
Inventory additions through acquisitions	4,380	6,023	27,325
Purchases	1,070,308	993,598	848,004
Depreciation of rental merchandise	(622,261)	(556,945)	(506,854)
Cost of goods sold	(265,791)	(226,688)	(187,436)
Skips and stolens	(87,193)	(76,286)	(62,983)
Other inventory deletions(1)	(32,188)	(24,683)	(29,852)
Ending merchandise value	$1,024,545	$957,290	$842,271
 ________

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures.    We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $102.5 million, $132.7 million and $93.0 million on capital expenditures in the years 2012, 2011 and 2010, respectively, and expect to spend an aggregate of approximately $120 million in 2013. The fluctuation in capital expenditures for 2011 through 2013 is primarily related to the timing of our investments in the development of new point of sale systems and processes designed to further enhance our management information system, our international and domestic expansion and costs associated with scheduled store reimaging.

Acquisitions and New Location Openings.    During 2012, we used approximately $13.3 million in cash acquiring locations and accounts in 19 separate transactions.
The table below summarizes the location activity for the years ended December 31, 2012, 2011and 2010.

	Year Ended December 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,994	750	80	216	4,040
New location openings	35	325	45	18	423
Acquired locations remaining open	6	—	—	—	6
Closed locations
Merged with existing locations	40	95	1	—	136
Sold or closed with no surviving location	5	14	16	10	45
Locations at end of period	2,990	966	108	224	4,288
Acquired locations closed and accounts merged with existing locations	31	—	—	—	31
Total approximate purchase price (in millions)	$13.3	$—	$—	$—	$13.3

	Year Ended December 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,985	384	23	209	3,601
New location openings	52	445	57	10	564
Acquired locations remaining open	26	5	—	3	34
Closed locations
Merged with existing locations	28	63	—	—	91
Sold or closed with no surviving location	41	21	—	6	68
Locations at end of period	2,994	750	80	216	4,040
Acquired locations closed and accounts merged with existing locations	71	—	—	—	71
Total approximate purchase price (in millions)	$26.4	$0.3	$—	$—	$26.7

	Year Ended December 31, 2010
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,989	82	18	210	3,299
New location openings	29	160	5	12	206
Acquired locations remaining open	3	158	—	1	162
Closed locations
Merged with existing locations	26	1	—	—	27
Sold or closed with no surviving location	10	15	—	14	39
Locations at end of period	2,985	384	23	209	3,601
Acquired locations closed and accounts merged with existing locations	14	—	—	—	14
Total approximate purchase price (in millions)	$3.4	$71.0	$—	$—	$74.4
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
The table below shows the scheduled maturity dates of our senior term loan outstanding at December 31, 2012.

Year Ending December 31,	(In thousands)
2013	$25,000
2014	25,000
2015	25,000
2016	137,500
$212,500
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $109.6 million had been so utilized as of February 18, 2013, at which date $175.0 million was outstanding and $215.4 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.21% at February 18, 2013. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at December 31, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.64:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.68:1

These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2012 ($651.4 million) by consolidated EBITDA for the year ended December 31, 2012 ($397.7 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the year ended December 31, 2012 as adjusted for certain capital expenditures ($553.4 million), by consolidated fixed charges for the year ended December 31, 2012 ($329.7 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the senior credit facility would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in Rent-A-Center's Board of Directors occurs. An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
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

Store Leases.    We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $30.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $50.0 million, of which $24.9 million was outstanding as of December 31, 2012.
Contractual Cash Commitments.    The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2012:

	Payments Due by Period
Contractual Cash Obligations	Total		2013	2014-2015	2016-2017	Thereafter
	(In thousands)
Senior Debt (including current portion)	$387,500	(1)	$25,000	$50,000	$312,500	$—
6 5/8% Senior Notes(2)	458,998		19,876	39,750	39,750	359,622
Operating Leases	573,563		183,183	274,390	110,955	5,035
Total(3)	$1,420,061		$228,059	$364,140	$463,205	$364,657
__________

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at December 31, 2012 was 0.21%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)
As of December 31, 2012, we have $10.2 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.0 billion of Rent-A-Center common stock. As of December 31, 2012, we had purchased a total of 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $777.3 million under this common stock repurchase program. Through the twelve months ended December 31, 2012, we repurchased a total of 1,797,526 shares for $61.9 million in cash.
Economic Conditions. Although our performance has not suffered in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our current and potential customers' monthly disposable income or high levels of unemployment could adversely impact our results of operations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of December 31, 2012, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%, $212.5 million outstanding in term loans and $175.0 million outstanding on our revolving credit facility at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at December 31, 2012, was $327.0 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2012, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at December 31, 2012, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.9 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders' equity.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rent-A-Center, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2013, expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas
February 25, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rent-A-Center, Inc. and Subsidiaries
We have audited the internal control over financial reporting of Rent-A-Center, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 25, 2013, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
February 25, 2013

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 38.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$2,654,081	$2,496,863	$2,335,496
Merchandise sales	300,077	259,796	220,329
Installment sales	68,356	68,617	63,833
Other	16,391	17,925	76,542
Franchise
Merchandise sales	38,427	33,972	30,575
Royalty income and fees	5,314	5,011	4,857
	3,082,646	2,882,184	2,731,632
Cost of revenues
Store
Cost of rentals and fees	646,090	570,493	519,282
Cost of merchandise sold	241,219	201,854	164,133
Cost of installment sales	24,572	24,834	23,303
Franchise cost of merchandise sold	36,848	32,487	29,242
	948,729	829,668	735,960
Gross profit	2,133,917	2,052,516	1,995,672
Operating expenses
Salaries and other expenses	1,661,056	1,590,009	1,540,203
General and administrative expenses	148,500	140,612	129,507
Amortization and write-down of intangibles	5,889	4,675	3,254
Restructuring charge	—	13,943	—
Impairment charge	—	7,320	18,939
Litigation expense (credit)	—	2,800	—
	1,815,445	1,759,359	1,691,903
Operating profit	318,472	293,157	303,769
Finance charges from refinancing	—	—	3,100
Interest expense	32,065	37,234	26,766
Interest income	(842)	(627)	(854)
Earnings before income taxes	287,249	256,550	274,757
Income tax expense	103,757	91,913	103,115
NET EARNINGS	$183,492	$164,637	$171,642
Basic earnings per common share	$3.11	$2.69	$2.64
Diluted earnings per common share	$3.09	$2.66	$2.60
Cash dividends paid per common share	$0.64	$0.44	$0.12

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net earnings	$183,492	$164,637	$171,642
Other comprehensive income (loss):
Foreign currency translation adjustments	2,775	(3,992)	950
Total other comprehensive income (loss)	2,775	(3,992)	950
COMPREHENSIVE INCOME	$186,267	$160,645	$172,592

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$61,087	$88,065
Receivables, net of allowance for doubtful accounts of $6,917 in 2012 and $8,100 in 2011	48,822	48,221
Prepaid expenses and other assets	71,963	69,326
Rental merchandise, net
On rent	821,887	766,425
Held for rent	198,917	186,768
Merchandise held for installment sale	3,741	4,097
Property assets, net	309,800	287,621
Goodwill, net	1,344,665	1,339,125
Other intangible assets, net	8,223	11,730
	$2,869,105	$2,801,378
LIABILITIES
Accounts payable — trade	$99,566	$105,064
Accrued liabilities	309,066	298,719
Deferred income taxes	303,110	297,711
Senior debt	387,500	440,675
Senior notes	300,000	300,000
	1,399,242	1,442,169
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 108,530,911 and 107,799,899 shares issued in 2012 and 2011, respectively	1,085	1,077
Additional paid-in capital	784,725	757,933
Retained earnings	1,812,293	1,669,389
Treasury stock, 50,495,378 and 48,697,852 shares at cost in 2012 and 2011, respectively	(1,130,268)	(1,068,443)
Accumulated other comprehensive income (loss)	2,028	(747)
	1,469,863	1,359,209
	$2,869,105	$2,801,378

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2012
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2010	104,911	$1,049	$686,592	$1,377,332	$(819,754)	$2,295	$1,247,514
Net earnings	—	—	—	171,642	—	—	171,642
Other comprehensive income	—	—	—	—	—	950	950
Purchase of treasury stock (3,585 shares)	—	—	(72)	—	(84,520)	—	(84,592)
Exercise of stock options	1,080	11	19,029	—	—	—	19,040
Tax benefits related to exercise of stock options	—	—	2,974	—	—	—	2,974
Stock-based compensation	—	—	4,123	—	—	—	4,123
Dividends declared	—	—	—	(7,804)	—	—	(7,804)
Other	—	—	(46)	(2)	—	—	(48)
Balance at December 31, 2010	105,991	1,060	712,600	1,541,168	(904,274)	3,245	1,353,799
Net earnings	—	—	—	164,637	—	—	164,637
Other comprehensive loss	—	—	—	—	—	(3,992)	(3,992)
Purchase of treasury stock (5,852 shares)	—	—	(116)	—	(164,169)	—	(164,285)
Exercise of stock options	1,809	17	34,893	—	—	—	34,910
Tax benefits related to exercise of stock options	—	—	7,036	—	—	—	7,036
Stock-based compensation	—	—	4,471	—	—	—	4,471
Dividends declared	—	—	—	(36,357)	—	—	(36,357)
Other	—	—	(951)	(59)	—	—	(1,010)
Balance at December 31, 2011	107,800	1,077	757,933	1,669,389	(1,068,443)	(747)	1,359,209
Net earnings	—	—	—	183,492	—	—	183,492
Other comprehensive income	—	—	—	—	—	2,775	2,775
Purchase of treasury stock (1,798 shares)	—	—	(35)	—	(61,825)	—	(61,860)
Exercise of stock options	604	7	14,113	—	—	—	14,120
Vesting of restricted share units	127	1	—	—	—	—	1
Tax benefits related to exercise of stock options	—	—	4,348	—	—	—	4,348
Stock-based compensation	—	—	8,366	—	—	—	8,366
Dividends declared	—	—	—	(40,588)	—	—	(40,588)
Balance at December 31, 2012	108,531	$1,085	$784,725	$1,812,293	$(1,130,268)	$2,028	$1,469,863

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net earnings	$183,492	$164,637	$171,642
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	622,261	556,945	506,854
Bad debt expense	3,728	3,407	16,168
Stock-based compensation expense	8,366	4,471	4,123
Depreciation of property assets	73,361	65,214	63,410
Loss on sale or disposal of property assets	465	2,237	13,599
Amortization of intangibles	4,668	4,285	701
Amortization of financing fees	2,765	2,344	2,047
Finance charges from refinancing	—	—	3,100
Deferred income taxes	5,399	78,759	95,837
Tax benefit related to stock option exercises	(4,348)	(7,036)	(2,974)
Restructuring charge	—	13,943	—
Impairment charge	—	7,320	18,939
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(688,865)	(670,347)	(567,733)
Receivables	(4,329)	2,262	(6,620)
Prepaid expenses and other assets	1,772	99,114	(123,649)
Accounts payable — trade	(5,498)	(20,987)	25,467
Accrued liabilities	14,661	(19,942)	(4,422)
Net cash provided by operating activities	217,898	286,626	216,489
Cash flows from investing activities
Purchase of property assets	(102,453)	(132,710)	(93,007)
Proceeds from sale of property assets	4,984	208	203
Acquisitions of businesses, net of cash acquired	(13,258)	(26,747)	(74,378)
Net cash used in investing activities	(110,727)	(159,249)	(167,182)
Cash flows from financing activities
Purchase of treasury stock	(61,860)	(164,169)	(84,520)
Exercise of stock options	14,121	34,910	19,040
Tax benefit related to stock option exercises	4,348	7,036	2,974
Payments on capital leases	(27)	(285)	(979)
Issuance of senior notes	—	—	300,000
Proceeds from debt	606,570	982,825	92,230
Repayments of debt	(659,745)	(943,264)	(402,274)
Dividends paid	(37,866)	(26,891)	(7,804)
Net cash used in financing activities	(134,459)	(109,838)	(81,333)
Effect of exchange rate changes on cash	310	(201)	950
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,978)	17,338	(31,076)
Cash and cash equivalents at beginning of year	88,065	70,727	101,803
Cash and cash equivalents at end of year	$61,087	$88,065	$70,727
Supplemental cash flow information
Cash paid during the year for:
Interest	$31,574	$35,609	$20,569
Income taxes (excludes $4,169, $113,202 and $330 of income taxes refunded in 2012, 2011 and 2010, respectively)	$88,873	$10,522	$124,065

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
Our Core U.S. segment consists of leasing household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores. At December 31, 2012, we operated 2,990 company-owned stores nationwide and in Puerto Rico, including 41 retail installment sales stores under the names “Get It Now” and “Home Choice.”
Our RAC Acceptance segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer's locations. At December 31, 2012, we operated 966 RAC Acceptance locations.
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada that lease household durable goods to customers on a rent-to-own basis. At December 31, 2012, we operated 90 stores in Mexico and we operated 18 stores in Canada under the name “Rent-A-Centre.”
ColorTyme, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a nationwide franchisor of rent-to-own stores. At December 31, 2012, ColorTyme had 224 franchised stores operating in 33 states. Our ColorTyme segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of ColorTyme's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
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
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Core U.S. and International segments, and on or before the 120th day in the RAC Acceptance segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.
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
Prior to 2011, our financial services business extended short-term secured and unsecured loans. The amount and length of such loans varied depending on applicable state law.
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb any known or probable losses. Our policy is to charge off installment notes receivable that are 90 days or more past due. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts. Similar procedures were followed for loan receivables until the discontinuation of our financial services business.
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
Intangible Assets and Amortization
We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Our reporting units are generally our reportable operating segments. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. We assess recoverability using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. If the carrying value exceeds the discounted fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, we would recognize impairment charges in an amount equal to the excess of the carrying value over fair value. During the third quarter of 2012, we recorded a $1.0 million goodwill impairment charge in our International segment as a result of the sustained underperformance of certain stores located in Canada. There were no impairment charges recognized related to goodwill in 2011 or 2010.
Accounting for Impairment of Long-Lived Assets
We evaluate all long-lived assets, including intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.
Self-Insurance Liabilities
We have self-insured retentions with respect to losses under our workers' compensation, general liability and vehicle liability insurance policies. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company-specific development factors, general industry loss development factors, and third-party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our reserves by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third-party claim administrator loss estimates, and make adjustments to our reserves as needed.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use our historical experience and our short- and long-range business forecasts to provide insight and assist us in determining recoverability. When it is determined the recovery of all or a portion of a deferred tax asset is not likely, a valuation allowance is established. We include NOLs in the calculation of deferred tax assets. NOLs are utilized to the extent allowable due to the provisions of the Internal Revenue Code of 1986, as amended, and relevant state statutes.
We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-no threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. A number of years may elapse before a particular matter, for which we have recorded a liability, is audited and effectively settled. We review our tax positions quarterly and adjust the balance as new information becomes available. We classify interest accrued related to unrecognized tax benefits as interest expense. We classify penalties, if any, as general and administrative expenses.
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $74.1 million, $75.9 million and $77.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees, consultants and directors, which are described more fully in Note K. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the terms of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards.
We revised the 2011 and 2010 consolidated statements of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2012 presentation. This reclassification resulted in a decrease in salaries and other expenses of $4.5 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively, with a corresponding increase to general and administrative expenses. These reclassifications had no impact on net earnings or earnings per share for 2011 and 2010.

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
New Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard has no impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share, and had no effect on the way we performed our annual goodwill impairment test at December 31, 2012, but it could affect the way we perform our annual goodwill impairment test in future periods.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net earnings, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. We have added a separate consolidated statement of comprehensive income to the accompanying financial statements. There was no financial impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B — Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

	December 31,
	2012	2011
	(In thousands)
Installment sales receivable	$46,753	$46,418
Trade and notes receivables	8,986	9,903
Total	55,739	56,321
Less allowance for doubtful accounts	(6,917)	(8,100)
Net receivables	$48,822	$48,221
The allowance for doubtful accounts related to installment sales receivable was $6.3 million and $6.4 million, and the allowance for doubtful accounts related to trade receivables was $596,000 and $1.7 million at December 31, 2012 and 2011, respectively.
Changes in our allowance for doubtful accounts are as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$8,100	$8,673	$9,753
Bad debt expense	3,728	3,407	16,168
Accounts written off	(8,391)	(8,289)	(23,107)
Recoveries	3,480	4,309	5,859
Ending balance	$6,917	$8,100	$8,673

Note C — Rental Merchandise

	December 31,
	2012	2011
	(In thousands)
On rent
Cost	$1,309,456	$1,210,612
Less accumulated depreciation	(487,569)	(444,187)
Net book value, on rent	$821,887	$766,425
Held for rent
Cost	$250,393	$250,591
Less accumulated depreciation	(51,476)	(63,823)
Net book value, held for rent	$198,917	$186,768

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Property Assets

	December 31,
	2012	2011
	(In thousands)
Furniture and equipment	$316,696	$281,111
Transportation equipment	12,204	16,083
Building and leasehold improvements	311,782	292,028
Land and land improvements	5,299	5,299
Construction in progress	61,858	55,210
	707,839	649,731
Less accumulated depreciation	(398,039)	(362,110)
	$309,800	$287,621
We had $54.8 million and $47.8 million of capitalized software costs included in construction in progress at December 31, 2012, and 2011 respectively. For the years ended December 31, 2012, 2011 and 2010, we placed in service internally developed software of approximately $8.4 million, $16.0 million and $20.6 million, respectively.

Note E — Intangible Assets and Acquisitions
Intangible Assets
Amortizable intangible assets consist of the following (in thousands):

		December 31, 2012		December 31, 2011
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,104	$6,098	$6,104	$6,091
Customer relationships	2	71,816	70,001	70,648	65,901
Vendor relationships	11	7,538	1,136	7,538	568
Total		$85,458	$77,235	$84,290	$72,560

Aggregate amortization expense (in thousands):

Year Ended December 31, 2012	$4,668
Year Ended December 31, 2011	$4,285
Year Ended December 31, 2010	$701

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2013	$2,037
2014	920
2015	568
2016	568
2017	568
Thereafter	3,562
$8,223
At December 31, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1,289.2 million, $54.4 million, and $1.1 million, respectively. At December 31, 2011, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,282.6 million, $54.4 million, and $2.1 million, respectively.
During the third quarter of 2012, we recorded a $1.0 million goodwill impairment charge in our International segment as a result of the sustained underperformance of certain stores located in Canada. A summary of the changes in recorded goodwill, the remainder of which were recorded in the Core U.S. segment, follows (in thousands):

	December 31,
	2012	2011
Gross balance as of January 1,	$1,339,125	$1,320,467
Additions from acquisitions	6,874	18,755
Goodwill related to stores sold or closed	(1,221)	(390)
Post purchase price allocation adjustments	(113)	293
Balance as of the end of the period	$1,344,665	$1,339,125

Acquisitions
The following table provides information concerning the acquisitions made during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollar amounts in thousands)
Number of stores acquired remaining open	6	26	3
Number of stores acquired that were merged with existing stores	31	71	14
Number of kiosk locations acquired	—	5	158
Number of transactions	19	19	15
Total purchase price	$13,258	$26,747	$74,378	(1)
Amounts allocated to:
Goodwill	$6,874	$18,755	$55,922
Non-compete agreements	—	10	—
Customer relationships	1,160	2,843	5,551
Rental merchandise	4,380	6,023	27,325
Property and other assets	845	—	1,740
Liabilities assumed	—	(884)	(16,160)

 ________

(1)	Of this amount, $71.0 million, net of cash acquired, was funded in connection with the acquisition of The Rental Store, Inc.
Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. Acquired customer relationships are amortized utilizing the straight-line method over a 21 month period, non-compete agreements are amortized using the straight-line method over the contractual life of the agreements, vendor relationships are amortized using the straight-line method over a seven or 15 year period, other intangible assets are amortized using the straight-line method over the life of the asset and goodwill associated with acquisitions is not amortized. The weighted average amortization period was approximately two years for intangible assets added during the year ended December 31, 2012. Additions to goodwill due to acquisitions in 2012 were tax deductible.
All acquisitions have been accounted for as purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.

Note F — Senior Debt
Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2012 and 2011 are as follows:

		December 31, 2012			December 31, 2011
	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
		(In thousands)
Senior Credit Facilities:
Term Loan	July 14, 2016	$250,000	$212,500	$—	$250,000	$237,500	$—
Revolving Facility	July 14, 2016	500,000	175,000	215,405	500,000	185,000	198,805
		750,000	387,500	215,405	750,000	422,500	198,805
Other Indebtedness:
Line of credit		20,000	—	20,000	20,000	18,175	1,825
Total		$770,000	$387,500	$235,405	$770,000	$440,675	$200,630

The full amount of the revolving credit facility may be used for the issuance of letters of credit. At December 31, 2012 and 2011, the amounts available under the revolving credit facility were reduced by approximately $109.6 million and $116.2 million, respectively, for our outstanding letters of credit.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75% respectively, at December 31, 2012, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2012:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.64:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.68:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2012 ($651.4 million) by consolidated EBITDA for the twelve month period ended December 31, 2012 ($397.7 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the twelve month period ended December 31, 2012, as adjusted for certain capital expenditures ($553.4 million), by consolidated fixed charges for the twelve month period ended December 31, 2012 ($329.7 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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
The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2012.

Year Ending December 31,	(In thousands)
2013	$25,000
2014	25,000
2015	25,000
2016	312,500
$387,500

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

Note H — Accrued Liabilities

	December 31,
	2012	2011
	(In thousands)
Accrued insurance costs	$124,499	$123,649
Accrued compensation	51,715	44,967
Deferred revenue	43,577	46,747
Taxes other than income	27,656	25,457
Accrued dividends	12,188	9,466
Accrued interest payable	3,580	4,422
Accrued restructuring costs	1,730	7,737
Accrued capital lease obligations	—	105
Accrued other	44,121	36,169
	$309,066	$298,719

Note I — Income Taxes
A reconciliation of the federal statutory rate of 35% to actual follows:

	Year Ended December 31,
	2012	2011	2010
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5%	1.9%	2.9%
Effect of foreign operations, net of foreign tax credits	(0.2)%	0.3%	0.5%
Other, net	(0.2)%	(1.4)%	(0.9)%
Total	36.1%	35.8%	37.5%

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current expense
Federal	$86,839	$4,154	$749
State	10,428	6,547	8,656
Foreign	3,100	3,762	4,220
Total current	100,367	14,463	13,625
Deferred expense
Federal	7,538	76,936	85,866
State	(4,006)	1,145	3,624
Foreign	(142)	(631)	—
Total deferred	3,390	77,450	89,490
Total	$103,757	$91,913	$103,115
Deferred tax assets (liabilities) consist of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Federal net operating loss carryforwards	$7,873	$63,057
State net operating loss carryforwards	14,711	16,506
Foreign net operating loss carryforwards	—	2,989
Accrued liabilities	49,426	48,928
Other assets including credits	1,402	65
Foreign tax credit carryforwards	6,771	4,434
	80,183	135,979
Valuation allowance	(319)	(930)
Deferred tax liabilities
Rental merchandise	(252,464)	(327,222)
Property assets	(32,815)	(25,508)
Intangible assets	(97,695)	(80,030)
	(382,974)	(432,760)
Net deferred taxes	$(303,110)	$(297,711)
At December 31, 2012, we had approximately $22.5 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income expiring between 2020 and 2023 and approximately $303.9 million of state NOL carryforwards expiring between 2013 and 2030. All of the federal NOL and 10% of the total remaining state NOL carryforward represents acquired NOLs. Utilization of these NOL's is subject to applicable annual limitations for U.S. federal and state tax purposes, including section 382 of the Internal Revenue Code of 1986, as amended. In addition, at December 31, 2012, we also had approximately $6.8 million in foreign tax credit (“FTC”) carryforwards expiring between 2020 and 2022. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our state NOLs or FTCs will not be recovered.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2008. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. We believe the position and supporting case law applied by the IRS to this matter are incorrectly applied to our situation and that our fact pattern is distinguishable from

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the IRS' position. We intend to vigorously defend our position on the issue. This matter was heard by the United States Tax Court at trial during November 2011, and a decision is expected during 2013. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2011	$6,675
Additions based on tax positions related to current year	800
Additions for tax positions of prior years	2,650
Reductions for tax positions of prior years	(152)
Settlements	(317)
Balance at January 1, 2012	9,656
Additions for tax positions of prior years	1,411
Reductions for tax positions of prior years	(489)
Settlements	(411)
Balance at December 31, 2012	$10,167
Included in the balance of unrecognized tax benefits at December 31, 2012 is $7.2 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
As of December 31, 2012, we have accrued approximately $1.4 million for the payment of interest and recorded interest expense of approximately $107,000 for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above.

Note J — Commitments and Contingencies
Leases
We lease space for substantially all of our Core U.S. and International stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2023. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $235.6 million, $230.3 million and $221.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capital leases include certain transportation equipment.
Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2012 are as follows:

Operating Leases
Year Ending December 31,	(In thousands)
2013	$183,183
2014	154,569
2015	119,821
2016	78,876
2017	32,079
Thereafter	5,035
$573,563

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in equipment under capital leases are as follows:

	December 31,
	2012	2011
	(In thousands)
Equipment under capital lease	$—	$2,773
Less accumulated amortization	—	(2,689)
Equipment under capital lease, net	$—	$84
Litigation
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We reserve for litigation loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.
Guarantee
ColorTyme Guarantees.    Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $30.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $50.0 million, of which $24.9 million was outstanding as of December 31, 2012.

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
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2012 and 2011, there were 1,616,983 and 1,610,262 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 870,643 and 852,076 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2012 and 2011, respectively.
Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2012 and 2011, there were 212,969 and 427,651 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.
Options granted to our employees generally become exercisable over a period of one to four years from the date of grant and may be exercised up to a maximum of ten years from the date of grant. Options granted to directors were immediately exercisable.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We grant restricted stock units to certain employees that vest after a three-year service requirement has been met. We recognize expense for these awards using the straight-line method over the requisite service period based on the number of awards expected to vest. We also grant performance-based restricted stock units that vest between 0% and 200% depending on our achievement of performance metrics that are established at the date of grant for the subsequent three-year period. We record expense for these awards over the requisite service period using an estimate of the number of awards that will vest, based on our performance against the established metrics, and net of the expected forfeiture rate, since the employee must maintain employment to vest in the award.
For the years ended December 31, 2012, 2011 and 2010, we recorded stock based compensation expense of approximately $8.4 million ($5.3 million net of tax), $4.5 million ($2.8 million net of tax) and $4.1 million ($2.6 million net of tax), respectively, related to stock options and restricted stock units granted.
Information with respect to stock option activity related to the Plans follows.

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance outstanding at January 1, 2012	2,431,180	$24.72
Granted	733,297	36.60
Exercised	(606,909)	23.27
Forfeited	(297,158)	27.75
Balance outstanding at December 31, 2012	2,260,410	$28.57	7.01 years	$13,623

Exercisable at December 31, 2012	906,583	$24.31	4.75 years	$8,529
The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $7.5 million, $24.1 million and $9.1 million, respectively, resulting in tax benefits of $4.3 million, $7.0 million and $3.0 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows.
The fair value of unvested options that we expect to result in compensation expense was approximately $8.8 million with a weighted average number of years to vesting of 2.78 years at December 31, 2012.
During the year ended December 31, 2012, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (0.12% to 0.77%)	Weighted average 0.35%
Expected dividend yield (1.70% to 1.90%)	Weighted average 1.74%
Expected life	6.25 years
Expected volatility (28.58% to 47.67%)	Weighted average 39.72%
Forfeiture rate (5.29% to 9.78%)	Weighted average 6.77%
Employee stock options granted	733,297
Weighted average grant date fair value	$10.08

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2011, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (0.12% to 1.78%)	Weighted average 0.71%
Expected dividend yield (0.70% to 2.30%)	Weighted average 1.31%
Expected life	6.05 years
Expected volatility (33.42% to 50.12%)	Weighted average 42.48%
Forfeiture rate (7.55% to 13.41%)	Weighted average 9.48%
Employee stock options granted	770,245
Weighted average grant date fair value	$7.50
During the year ended December 31, 2010, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (0.26% to 2.16%)	Weighted average 1.01%
Expected dividend yield	0.80%
Expected life	5.48 years
Expected volatility (34.95% to 56.30%)	Weighted average 47.87%
Forfeiture rate (5.00% to 15.43%)	Weighted average 10.18%
Employee stock options granted	796,345
Weighted average grant date fair value	$6.00
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2012	458,809	$21.09
Granted	212,067	35.43
Vested	(126,737)	18.23
Forfeited	(103,954)	17.64
Balance outstanding at December 31, 2012	440,185	$28.96

Restricted stock units are valued using the last trade before the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2012, was approximately $5.2 million expected to be recognized over a weighted average period of 1.87 years.

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
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, we made matching cash contributions of $0.6 million, $0.1 million and $0.1 million, respectively, which represents 50% of the employees' contributions to the Deferred Compensation Plan up to an amount not to exceed 4% of each employee's respective compensation.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No other discretionary contributions were made for the years ended December 31, 2012, 2011 and 2010. The deferred compensation plan liability was approximately $5.0 million and $2.9 million as of December 31, 2012 and 2011 respectively.

Note M — Employee Benefit Plan
We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a five-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2012, 2011 and 2010, we made matching cash contributions of $5.3 million, $5.8 million and $5.7 million, respectively, which represents 50% of the employees' contributions to the 401(k) plan up to an amount not to exceed 4% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2012, 2011 and 2010, 10.0%, 12.0%, and 12.0%, respectively, of the total plan assets consisted of our common stock.

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
At December 31, 2012, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2012 and 2011, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs.
At December 31, 2012, the fair value of our senior notes was $327.0 million, which was approximately $27.0 million above their carrying value of $300.0 million. At December 31, 2011, the fair value of our senior notes was $302.3 million, which was approximately $2.3 million above their carrying value of $300.0 million.

Note O — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.0 billion of Rent-A-Center common stock. We have repurchased a total of 31,120,279 shares and 29,322,753 shares of Rent-A-Center common stock for an aggregate purchase price of $777.3 million and $715.5 million as of December 31, 2012 and 2011, respectively, under this common stock repurchase program. During the year ended December 31, 2012, we repurchased a total of 1,797,526 shares for $61.9 million in cash.

Note P — Segment Information
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
Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 41 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets. During 2011 in this segment, we recorded a pre-tax impairment charge of approximately $7.3 million related to the discontinuation of the financial services business, which ceased operations in December 2010, a pre-tax litigation charge of approximately $2.8 million related to the settlement of wage and hour claims in California and a pre-tax

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring charge of approximately $7.6 million related to the closure of eight Home Choice stores in Illinois, 24 RAC Limited locations within third-party grocery stores and 26 core rent-to-own stores following the sale of all customer accounts at those locations.
Our RAC Acceptance segment operates kiosks within various traditional retailers' locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The transaction offered is generally similar to that of the Core U.S. segment; however, the majority of the customers in this segment enter into monthly rather than weekly agreements. Segment assets include cash, rental merchandise, property assets, goodwill and other intangible assets. A restructuring charge of $4.9 million associated with the December 2010 acquisition of The Rental Store, Inc. was recognized in this segment during 2011.
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada. The nature of this segment's operations and assets are the same as our Core U.S. segment. At December 31, 2012, we operated 90 stores in Mexico and 18 stores in Canada.
ColorTyme is a national franchisor of rent-to-own stores that use ColorTyme's trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. ColorTyme's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, ColorTyme receives royalties of 2.0% to 4.0% of the franchisees' monthly gross revenue and initial fees for new locations. Segment assets include cash, franchise fee receivables, property assets and intangible assets.
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
Segment information as of and for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands, except location count):

	Year Ended December 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$2,655,411	$343,283	$40,211	$43,741	$3,082,646
Gross profit	1,904,586	194,607	27,831	6,893	2,133,917
Operating profit	318,496	27,972	(30,322)	2,326	318,472
Depreciation of property assets	63,793	3,631	5,848	89	73,361
Amortization and write-down of intangibles	2,103	2,819	967	—	5,889
Capital expenditures	84,680	5,275	12,498	—	102,453
Rental merchandise, net
On rent	597,771	209,964	14,152	—	821,887
Held for rent	189,526	2,979	6,412	—	198,917
Total assets	2,508,370	292,070	65,954	2,711	2,869,105

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$2,631,416	$193,295	$18,490	$38,983	$2,882,184
Gross profit	1,918,781	114,228	13,011	6,496	2,052,516
Operating profit	317,473	(13,985)	(13,551)	3,220	293,157
Depreciation of property assets	60,558	2,229	2,295	132	65,214
Amortization and write-down of intangibles	1,092	3,583	—	—	4,675
Capital expenditures	108,553	5,881	18,276	—	132,710
Rental merchandise, net
On rent	619,189	139,340	7,896	—	766,425
Held for rent	177,625	1,274	7,869	—	186,768
Total assets	2,536,115	217,157	44,535	3,571	2,801,378

	Year Ended December 31, 2010
	Core U.S.		RAC Acceptance	International	ColorTyme	Total
Revenue	$2,667,943	(1)	$18,203	$10,054	$35,432	$2,731,632
Gross profit	1,970,280	(1)	12,074	7,128	6,190	1,995,672
Operating profit	311,501	(1)	(5,372)	(5,226)	2,866	303,769
Depreciation of property assets	61,879		395	989	147	63,410
Amortization and write-down of intangibles	3,254		—	—	—	3,254
Capital expenditures	90,866		1,450	691	—	93,007
Rental merchandise, net
On rent	606,121		44,293	4,834	—	655,248
Held for rent	177,621		2,809	1,176	—	181,606
Total assets	2,554,980		114,382	15,179	3,790	2,688,331

 ________

(1)	Includes revenue, gross profit and operating loss of $56.2 million, $56.2 million and $(12.8) million, respectively, related to our financial services business.

	Location Count at December 31,
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
2012	2,990	966	108	224	4,288
2011	2,994	750	80	216	4,040
2010	2,985	384	23	209	3,601

Note Q — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2012
Basic earnings per common share	$183,492	58,913	$3.11
Effect of dilutive stock options	—	492
Diluted earnings per common share	$183,492	59,405	$3.09

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2011
Basic earnings per common share	$164,637	61,188	$2.69
Effect of dilutive stock options	—	701
Diluted earnings per common share	$164,637	61,889	$2.66

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2010
Basic earnings per common share	$171,642	65,104	$2.64
Effect of dilutive stock options	—	799
Diluted earnings per common share	$171,642	65,903	$2.60
For 2012, 2011, and 2010, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, were 1,115,245, 744,640, and 1,839,225, respectively.
Note R — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2012, 2011 and 2010 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012
Revenues	$835,254	$749,698	$739,314	$758,380
Gross profit	560,417	526,973	519,341	527,186
Operating profit	92,034	79,027	68,113	79,298
Net earnings	51,941	44,182	39,910	47,459
Basic earnings per common share	$0.88	$0.75	$0.68	$0.81
Diluted earnings per common share	$0.87	$0.74	$0.67	$0.81
Cash dividends paid per common share	$0.16	$0.16	$0.16	$0.16

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenues	$742,178	$698,253	$704,271	$737,482
Gross profit	523,148	506,355	505,724	517,289
Operating profit	80,419	73,152	57,796	81,790
Net earnings	44,230	39,888	31,224	49,295
Basic earnings per common share	$0.70	$0.64	$0.52	$0.84
Diluted earnings per common share	$0.69	$0.63	$0.52	$0.83
Cash dividends paid per common share	$0.06	$0.06	$0.16	$0.16

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2010
Revenues	$718,419	$671,543	$664,580	$677,090
Gross profit	513,000	497,665	490,013	494,994
Operating profit	88,703	82,831	69,393	62,842
Net earnings	51,461	47,830	40,497	31,854
Basic earnings per common share	$0.78	$0.73	$0.62	$0.50
Diluted earnings per common share	$0.77	$0.72	$0.62	$0.49
Cash dividends paid per common share	$—	$—	$0.06	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 39 of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Please refer to the Report of Independent Registered Public Accounting Firm on page 38 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
For the year ended December 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.   Executive Compensation.(*)

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2013 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements on page 36 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or inapplicable.
3. Exhibits
The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference. Exhibits 10.1, 10.9 through 10.28, and 10.30, listed in the Exhibit Index filed herewith, are management or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 15(b) thereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-A-CENTER, INC.

By:	/S/ ROBERT D. DAVIS
Robert D. Davis
Executive Vice President — Finance, Treasurer and Chief Financial Officer
Date: February 25, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ MARK E. SPEESE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2013
Mark E. Speese

/s/ MITCHELL E. FADEL	President, Chief Operating Officer and Director	February 25, 2013
Mitchell E. Fadel

/s/ ROBERT D. DAVIS	Executive Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013
Robert D. Davis

/s/ MICHAEL J. GADE	Director	February 25, 2013
Michael J. Gade

/s/ JEFFERY M. JACKSON	Director	February 25, 2013
Jeffery M. Jackson

/s/ J. V. LENTELL	Director	February 25, 2013
J. V. Lentell

/s/ LEONARD H. ROBERTS	Director	February 25, 2013
Leonard H. Roberts

/s/ PAULA STERN	Director	February 25, 2013
Paula Stern

INDEX TO EXHIBITS

Exhibit No.                          Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002.)

3.2
Certificate of Amendment to the Certificate of Incorporation of Rent-A-Center, Inc., dated May 19, 2004 (Incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.3	Amended and Restated Bylaws of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of September 29, 2011.)

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-4/A filed on January 13, 1999.)

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

4.6*	Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance East, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.7*	Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance Texas, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.8*	Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance West, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee

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

10.32
First Amendment to Franchise Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of July 25, 2012 (Incorporated herein by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

16.1
Letter from Grant Thornton LLP to the Securities Exchange Commission dated December 19, 2012 (Incorporated herein by reference to Exhibit 16.1 to the registrant's Current Report on Form 8-K dated as of December 13, 2012.)

21.1*	Subsidiaries of Rent-A-Center, Inc.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS**	XBRL Instance Document (previously furnished)

101.SCH**	XBRL Taxonomy Extension Schema Document (previously furnished)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (previously furnished)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished)
 ________

INDEX TO EXHIBITS

Exhibit No.                          Description

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**
The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.