Form 10-Q
period 2013-03-31
RENT A CENTER INC DE
filed 2013-04-26
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2013:

Class	Outstanding
Common stock, $.01 par value per share	57,831,346

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2013	2012
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$673,604	$677,981
Merchandise sales	113,573	122,859
Installment sales	17,127	17,495
Other	4,760	4,932
Franchise
Merchandise sales	8,833	10,613
Royalty income and fees	1,384	1,374
	819,281	835,254
Cost of revenues
Store
Cost of rentals and fees	167,919	163,359
Cost of merchandise sold	86,299	95,016
Cost of installment sales	5,969	6,298
Franchise cost of merchandise sold	8,416	10,164
	268,603	274,837
Gross profit	550,678	560,417
Operating expenses
Salaries and other expenses	431,692	427,829
General and administrative expenses	38,813	39,219
Amortization and write-down of intangibles	890	1,335
	471,395	468,383
Operating profit	79,283	92,034
Interest expense	8,001	8,977
Interest income	(293)	(181)
Earnings before income taxes	71,575	83,238
Income tax expense	25,118	31,297
NET EARNINGS	$46,457	$51,941
Basic earnings per common share	$0.80	$0.88
Diluted earnings per common share	$0.80	$0.87
Cash dividends declared per common share	$0.21	$0.16

See accompanying notes to consolidated financial statements

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
(In thousands)	Unaudited
Net earnings	$46,457	$51,941
Other comprehensive income:
Foreign currency translation adjustments	1,623	2,976
Total other comprehensive income	1,623	2,976
COMPREHENSIVE INCOME	$48,080	$54,917

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$82,254	$61,087
Receivables, net of allowance for doubtful accounts of $6,651 in 2013 and $6,917 in 2012	46,014	48,822
Prepaid expenses and other assets	64,549	71,963
Rental merchandise, net
On rent	832,728	821,887
Held for rent	216,144	198,917
Merchandise held for installment sale	3,662	3,741
Property assets, net of accumulated depreciation of $402,942 in 2013 and $398,039 in 2012	309,763	309,800
Goodwill	1,345,842	1,344,665
Other intangible assets, net	7,699	8,223
	$2,908,655	$2,869,105
LIABILITIES
Accounts payable – trade	$132,563	$99,566
Accrued liabilities	336,439	309,066
Deferred income taxes	304,253	303,110
Senior debt	341,285	387,500
Senior notes	300,000	300,000
	1,414,540	1,399,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 108,773,161 and 108,530,911 shares issued in 2013 and 2012, respectively	1,087	1,085
Additional paid-in capital	790,444	784,725
Retained earnings	1,846,610	1,812,293
Treasury stock at cost, 50,960,413 and 50,495,378 shares in 2013 and 2012, respectively	(1,147,677)	(1,130,268)
Accumulated other comprehensive income	3,651	2,028
	1,494,115	1,469,863
	$2,908,655	$2,869,105

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$46,457	$51,941
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	160,983	157,417
Bad debt expense	518	325
Stock-based compensation expense	2,129	2,974
Depreciation of property assets	18,473	17,994
Loss on sale or disposal of property assets	1,367	120
Amortization of intangibles	715	1,335
Amortization of financing fees	691	691
Deferred income taxes	1,144	1,948
Excess tax benefit related to stock option exercises	(1,136)	(1,817)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(188,129)	(147,133)
Receivables	2,291	3,011
Prepaid expenses and other assets	6,635	(1,376)
Accounts payable – trade	32,997	8,816
Accrued liabilities	28,329	42,284
Net cash provided by operating activities	113,464	138,530
Cash flows from investing activities
Purchase of property assets	(19,637)	(27,428)
Proceeds from sale of property assets	8	40
Acquisitions of businesses	(2,079)	(210)
Net cash used in investing activities	(21,708)	(27,598)
Cash flows from financing activities
Purchase of treasury stock	(17,419)	—
Exercise of stock options	3,702	4,260
Excess tax benefit related to stock awards	1,136	1,817
Payments on capital leases	—	(9)
Proceeds from debt	95,225	146,145
Repayments of debt	(141,440)	(235,080)
Dividends paid	(12,187)	(9,466)
Net cash used in financing activities	(70,983)	(92,333)
Effect of exchange rate changes on cash	394	302
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,167	18,901
Cash and cash equivalents at beginning of period	61,087	88,065
Cash and cash equivalents at end of period	$82,254	$106,966

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies and Nature of Operations.
The interim consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Our Core U.S. segment consists of company-owned rent-to-own stores that lease household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.”
Our RAC Acceptance segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer’s stores.
Our International segment consists of our company-owned rent-to-own stores in Mexico and Canada that lease household durable goods to customers on a rent-to-own basis. Our stores in Canada operate under the name “Rent-A-Centre.”
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
Rental Merchandise. Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective January 1, 2013, we depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Prior to January 1, 2013, merchandise held for rent (except for computers and tablets) that was at least 270 days old and held for rent for at least 180 consecutive days, was depreciated using the straight-line method over a period generally not to exceed 20 months. Prior to January 1, 2013, the straight-line method was used for computers and tablets that were 24 months old or older and which had become idle over a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. This change is not expected to have a significant impact on cost of revenues, gross profit, net earnings or earnings per share.
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
Reclassification. We revised the 2012 consolidated statement of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 presentation. This reclassification resulted in a decrease in salaries and other expenses of $3.0 million for the three months ended March 31, 2012, with a corresponding increase to general and administrative expenses. This reclassification had no impact on net earnings or earnings per share for 2012.
Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.
New Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

2. Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		March 31, 2013		December 31, 2012
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,104	$6,099	$6,104	$6,098
Customer relationships	2	72,002	70,568	71,816	70,001
Vendor relationships	11	7,538	1,278	7,538	1,136
Total		$85,644	$77,945	$85,458	$77,235
The weighted average amortization period was approximately 21 months for intangible assets added during the three months ended March 31, 2013. Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2013	$1,414
2014	1,019
2015	568
2016	568
2017	568
Thereafter	3,562

Total	$7,699
At March 31, 2013, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,290.3 million, $54.4 million, and $1.1 million, respectively. At December 31, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,289.2 million, $54.4 million, and $1.1 million, respectively.
A summary of the changes in recorded goodwill follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Balance as of January 1,	$1,344,665	$1,339,125
Additions from acquisitions	1,262	6,874
Store dispositions and write-down	(175)	(1,221)
Post purchase price allocation adjustments	90	(113)
Balance as of the end of the period	$1,345,842	$1,344,665
Additions to goodwill due to acquisitions in the first three months of 2013 were tax deductible.

3. Senior Credit Facilities.
Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. The amounts outstanding under the term loan were $206.3 million and $212.5 million at March 31, 2013, and December 31, 2012, respectively, and the amounts outstanding under the revolving credit facility were $135.0 million and $175.0 million at March 31, 2013, and December 31, 2012, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $109.6 million had been so utilized as of March 31, 2013, and at which date $255.4 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at March 31, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of March 31, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.52:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.64:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2013 ($584.0 million) by consolidated EBITDA for the 12-month period ending March 31, 2013 ($385.0 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending March 31, 2013, as adjusted for certain capital expenditures ($546.1 million), by consolidated fixed charges for the 12-month period ending March 31, 2013 ($332.6 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

5. Income Taxes.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2008, but were recently notified that our 2010 U.S. federal income tax return has been selected for audit during 2013. One issue is still outstanding with the Internal Revenue Service which occurred in years 2003 through 2007. This matter was appealed through the Internal Revenue Service (IRS) Office of Appeals and subsequently was heard by the United States Tax Court at trial during November 2011, and a decision is expected during 2013. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows, or earnings per share.
We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At March 31, 2013, our unrecognized tax benefits were increased by approximately $1.5 million from December 31, 2012.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At March 31, 2013, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2013 and December 31, 2012, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At March 31, 2013, the fair value of our senior notes was $322.5 million, which was approximately $22.5 million above their carrying value of $300.0 million. At December 31, 2012, the fair value of our senior notes was $327.0 million, which was approximately $27.0 million above their carrying value of $300.0 million.

7. Repurchases of Outstanding Securities.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.0 billion of Rent-A-Center common stock. We have repurchased a total of 31,585,314 shares and 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $794.8 million and $777.3 million as of March 31, 2013 and December 31, 2012, respectively, under this common stock repurchase program. During the three months ended March 31, 2013, we repurchased a total of 465,035 shares for $17.4 million in cash.

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
Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 42 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets.
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
Our International segment consists of our company-owned rent-to-own stores in Mexico and Canada. The nature of this segment’s operations and assets are the same as our Core U.S. segment. At March 31, 2013, we operated 110 stores in Mexico and 18 stores in Canada.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

corporate headquarters are located and related property assets, cash and prepaid expenses are also allocated to these operating segments based on segment revenue. Because our ColorTyme segment maintains a separate, independent corporate office, no additional corporate costs or assets are allocated to that segment.
Segment information for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31, 2013
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$669,566	$127,163	$12,335	$10,217	$819,281
Gross profit	473,065	67,107	8,705	1,801	550,678
Operating profit (loss)	68,636	15,917	(5,973)	703	79,283
Depreciation of property assets	15,928	1,089	1,436	20	18,473
Amortization and write-down of intangibles	747	143	—	—	890
Capital expenditures	15,050	1,940	2,647	—	19,637

	Three Months Ended March 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$727,830	$87,728	$7,709	$11,987	$835,254
Gross profit	510,057	43,170	5,367	1,823	560,417
Operating profit (loss)	95,208	2,868	(6,760)	718	92,034
Depreciation of property assets	15,756	828	1,385	25	17,994
Amortization and write-down of intangibles	438	897	—	—	1,335
Capital expenditures	20,341	1,344	5,743	—	27,428

Segment information – selected balance sheet data (in thousands):
	March 31, 2013
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$587,223	$229,845	$15,660	$—	$832,728
Held for rent	205,555	2,920	7,669	—	216,144
Total assets	2,530,998	316,459	59,495	1,703	2,908,655

	December 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$597,771	$209,964	$14,152	$—	$821,887
Held for rent	189,526	2,979	6,412	—	198,917
Total assets	2,508,370	292,070	65,954	2,711	2,869,105

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Stock-Based Compensation.
During the three months ended March 31, 2013, we recognized $2.1 million in pre-tax compensation expense related to stock options and restricted stock units. During this period, we granted approximately 430,000 stock options, 155,000 performance-based restricted stock units and 85,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 32.24% to 44.35%, a risk-free interest rate of 0.30% to 1.19%, an expected dividend yield of 2.4% and an expected life of 2.33 to 6.25 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2013, was $34.86 and the weighted-average grant-date fair value was $9.04. The restricted stock units are valued using the last trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2013, was $32.45.

10. Litigation.
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

11.	Earnings Per Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$46,457	57,947	$0.80
Effect of dilutive stock awards	—	388
Diluted earnings per common share	$46,457	58,335	$0.80

	Three Months Ended March 31, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$51,941	59,252	$0.88
Effect of dilutive stock awards	—	683
Diluted earnings per common share	$51,941	59,935	$0.87
For the three months ended March 31, 2013 and 2012, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,302,773 and 901,278, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We are the largest rent-to-own operator in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers, furniture and accessories, under flexible rental purchase agreements with no long-term obligation.
We were incorporated in Delaware in 1986. From 1993 to 2006, we pursued an aggressive growth strategy in which we opened new stores and sought to acquire underperforming rent-to-own stores to which we could apply our operating model. As a result of this strategy, the number of our locations grew from 27 to over 3,400 in 2006, primarily through acquisitions. We acquired over 3,300 stores during this period, including approximately 390 of our franchised stores. These acquisitions occurred in approximately 200 separate transactions, including ten transactions in each of which we acquired in excess of 50 locations. Since there are few large rent-to-own operators remaining in the United States, our store growth in the Core U.S. segment is currently through new store openings, augmented with opportunistic acquisitions of small rent-to-own operators.

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
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 1,053 RAC Acceptance locations at March 31, 2013, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners and the number of locations with our existing retail partners. Capital expenditures related to opening a RAC Acceptance kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment. There is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations. In addition, we are rapidly expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
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
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 83% and 85% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our International segment, respectively. Payments are made in advance on a monthly basis in our RAC Acceptance segment.
No negative consequences. A customer may terminate a rental purchase agreement at any time without penalty.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Our Operating Segments
We report four operating segments: Core U.S., RAC Acceptance, International and ColorTyme. Additional information regarding our operating segments is provided in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 82% of our consolidated net revenues and approximately 87% of our operating profit for the three months ended March 31, 2013. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Our strategy to grow further the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases and new marketing strategies. Approximately 75% of our business in this segment is from repeat customers. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At March 31, 2013, we operated 2,983 company-owned stores nationwide and in Puerto Rico, including 42 retail installment sales stores under the names “Get It Now” and “Home Choice.”
RAC Acceptance
Through our RAC Acceptance segment, we generally provide an onsite rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store RAC Acceptance representative who explains an alternative transaction for acquiring the use and ownership of the merchandise. Because we neither require nor perform a credit investigation for the approval of the rental purchase transaction, applicants who meet the basic criteria are generally approved. We believe our RAC Acceptance program is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the inventory item directly from it and future rental payments are generally made at the retailer’s location. We believe consumers also benefit from our RAC Acceptance program because they are able to obtain the products they want and need without the necessity of credit.
Each RAC Acceptance kiosk location typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. Accordingly, capital expenditures with respect to a new RAC Acceptance location are minimal. Likewise, any exit costs associated with the closure of a RAC Acceptance location would also be immaterial on an individual basis.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
We intend to grow the RAC Acceptance segment by increasing both the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes expanding customer awareness of the rent-to-own transaction by implementing joint marketing efforts with our retail partners. At March 31, 2013, we operated 1,053 kiosk locations inside furniture and electronics retailers located in 37 states and Puerto Rico. We expect to add approximately 350 kiosk locations in 2013.
International
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada. We are expanding our operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.
In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At March 31, 2013, we operated 110 stores and expect to add approximately 60 rent-to-own store locations in 2013.
We currently operate 18 stores in Canada.
ColorTyme
ColorTyme is our nationwide franchisor of rent-to-own stores. At March 31, 2013, ColorTyme franchised 224 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories.
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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $0.9 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our reserves by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third party claim administrator loss estimates, and make adjustments to our reserves as needed.
As of March 31, 2013, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $118.0 million, as compared to $116.1 million at December 31, 2012. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 8 to the consolidated financial statements. At March 31, 2013, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,290.3 million, $54.4 million, and $1.1 million, respectively, and no impairment of goodwill was indicated.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q, as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
Significant Accounting Policies
Our significant accounting policies are summarized below and in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. Generally, we depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective January 1, 2013, we depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Prior to January 1, 2013, merchandise held for rent (except for computers and tablets) that was at least 270 days old and held for rent for 180 consecutive days, was depreciated using the straight-line method over a period generally not to exceed 20 months. Prior to January 1, 2013, the straight-line method was used for computers and tablets that were 24 months old or older and which had become idle over a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. This change is not expected to have a significant impact on cost of revenues, gross profit, net earnings or earnings per share.
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
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed as actual forfeitures occur. Stock options are valued using a Black-Scholes pricing model. Restricted stock units are valued using the last trade before the day of the grant.
We revised the 2012 consolidated statement of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 presentation. This reclassification resulted in a decrease in salaries and other expenses of $3.0 million for the three months ended March 31, 2012, with a corresponding increase to general and administrative expenses. This reclassification had no impact on net earnings or earnings per share for 2012.
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
2013 Overview
Core U.S. segment. Rentals and fees revenue and merchandise sales decreased compared to the prior year. In addition to our recurring revenue portfolio being down year-over-year going into the first quarter of 2013, we believe our business was negatively impacted by a delay in the issuance of U.S. federal income tax refunds, rising fuel prices and higher payroll taxes. Same store revenue generally represents revenue earned in 2,685 stores that were operated by us for 13 months or more. Same store revenues decreased by $57.5 million, or 8.8%, to $598.8 million for the three months ended March 31, 2013, as compared to $656.3 million in 2012.
RAC Acceptance segment. During the first quarter of 2013, we continued our expansion of this segment, adding 87 locations during the period. Revenues in the first quarter of 2013 increased 45% and gross profit increased 55% compared to same period in the prior year, and the segment generated operating profit of $15.9 million compared to $2.9 million in the prior year. This segment contributed over 15% of consolidated revenue in the first quarter of 2013. Same store revenue generally represents revenue earned in 588 locations that were operated by us for 13 months or more. Same store revenues increased by $22.7 million, or 33.8%, to $90.0 million for the three months ended March 31, 2013, as compared to $67.2 million in 2012. While the higher cost of merchandise

RENT-A-CENTER, INC. AND SUBSIDIARIES

results in lower gross margins in this segment, this segment's kiosk model has lower operating costs than our other operating segments, resulting in a positive contribution to operating profit while maintaining an aggressive growth plan.
International segment. Revenues in the first quarter of 2013 increased 60% and gross profit increased 62% over the same period in the prior year. Same store revenue generally represents revenue earned in 65 stores that were operated by us for 13 months or more. Same store revenues increased by $3.1 million, or 66.0%, to $7.9 million for the three months ended March 31, 2013, as compared to $4.8 million in 2012. Our primary target of international expansion is in Mexico, where we have added 20 stores during the first quarter of 2013. As the older stores become profitable, those profits are offset by the losses experienced in the new stores.
ColorTyme segment. During the first quarter of 2013, this segment continued to generate modest operating profit, and we continue our focus on domestic and international franchise expansion.
Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012
Store Revenue. Total store revenue decreased by $14.2 million, or 1.7%, to $809.1 million for the three months ended March 31, 2013, from $823.3 million for the three months ended March 31, 2012. Store revenue decreased approximately $58.3 million in the Core U.S. segment, partially offset by increases of approximately $39.4 million in the RAC Acceptance segment and approximately $4.6 million in the International segment.
Same store revenue generally represents revenue earned in 3,338 locations that were operated by us for 13 months or more. Same store revenues decreased by $31.6 million, or 4.3%, to $696.7 million for the three months ended March 31, 2013, as compared to $728.3 million in 2012. The decrease in same store revenues was primarily attributable to a decrease in the Core U.S. segment, partially offset by an increase in the RAC Acceptance and International segments.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2013, increased by $4.6 million, or 2.8%, to $167.9 million as compared to $163.4 million in 2012. This increase in cost of rentals and fees was primarily attributable to growth in the RAC Acceptance segment. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.9% for the three months ended March 31, 2013, as compared to 24.1% in 2012, driven by higher merchandise costs in the RAC Acceptance segment and changes in promotional sales strategies in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $8.7 million, or 9.2%, to $86.3 million for the three months ended March 31, 2013, from $95.0 million in 2012, driven by a decrease in early purchase options. The gross margin percent of merchandise sales increased to 24.0% for the three months ended March 31, 2013, from 22.7% in 2012.
Gross Profit. Gross profit decreased by $9.7 million, or 1.7%, to $550.7 million for the three months ended March 31, 2013, from $560.4 million in 2012, primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total revenue increased to 67.2% for the three months ended March 31, 2013, from 67.1% in 2012.
Salaries and Other Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. Salaries and other expenses increased by $3.9 million, or 0.9%, to $431.7 million for the three months ended March 31, 2013, as compared to $427.8 million in 2012. This increase was attributable to increased expenses associated with the expansion of our RAC Acceptance and International segments. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.4% for the three months ended March 31, 2013, as compared to 2.2% in 2012. Salaries and other expenses expressed as a percentage of total store revenue increased to 53.4% for the three months ended March 31, 2013, from 52.0% in 2012 due primarily to a decrease in store revenue.
General and Administrative Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. General and administrative expenses decreased by $0.4 million, or 1.0%, to $38.8 million for the three months ended March 31, 2013, as compared to $39.2 million in 2012. General and administrative expenses expressed as a percentage of total revenue was 4.7% for each of the three-month periods ended March 31, 2013 and 2012.
Operating Profit. Operating profit decreased by $12.8 million, or 13.9%, to $79.3 million for the three months ended March 31, 2013, as compared to $92.0 million in 2012. Operating profit as a percentage of total revenue decreased to 9.7% for the three months ended March 31, 2013 from 11.0% in 2012. Operating profit in 2013 decreased primarily due to a $26.6 million decrease in the Core U. S. segment, partially offset by a $13.0 million increase in our RAC Acceptance segment.
Income Tax Expense. Income tax expressed as a percentage of pre-tax income decreased to 35.1% for the three months ended March 31, 2013, from 37.6% at March 31, 2012, due to tax credits taken in 2013 that were not available in 2012. The tax effect of these credits is discrete to the first quarter of 2013.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Net Earnings and Earnings per Share. Net earnings decreased by $5.5 million, or 10.6%, to $46.5 million for the three months ended March 31, 2013, as compared to $51.9 million in 2012. This decrease was primarily attributable to a decrease in operating profit, partially offset by a decrease in income tax expense in 2013 as compared to 2012. Diluted earnings per share decreased $0.07, or 8.0%, to $0.80 for the three months ended March 31, 2013, compared to $0.87 in 2012 due primarily to a reduction in net earnings, partially offset by a decrease in weighted shares outstanding due to our common stock repurchase program.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2013, we generated $113.5 million in operating cash flow. Primary uses of cash were $46.2 million to reduce outstanding debt, $19.6 million for capital expenditures, $17.4 million to repurchase shares of our common stock and $12.2 million for payment of dividends. We ended this three-month period with $82.3 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $25.1 million to $113.5 million for the three months ended March 31, 2013, from $138.5 million in 2012. This decrease was primarily attributable to changes in rental merchandise.
Cash used in investing activities decreased $5.9 million to $21.7 million for the three months ended March 31, 2013, from $27.6 million in 2012. This includes a decrease primarily in capital expenditures in the Core U.S. segment.
Cash used in financing activities decreased $21.4 million to $71.0 million for the three months ended March 31, 2013, from $92.3 million in 2012. We had less repayments of outstanding indebtedness in 2013 compared to 2012, partially offset by an increase in repurchases of our common stock and an increase in dividends paid.
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
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $275.4 million was available at April 22, 2013. At April 22, 2013, we had $74.1 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. Various tax and recovery acts adopted by Congress in recent years have provided bonus depreciation of 50 - 100% on certain qualified property, such as our rental merchandise, placed in service during such periods. This tax legislation has resulted in an increase in our deferred tax liabilities through the acceleration of tax depreciation, resulting in the deferral of cash income tax payments. Accordingly, our cash flow has benefited over a period of years beginning in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”) which extended the 50% bonus depreciation through December 31, 2013. We estimate that the remaining tax deferral associated with the previous acts to be $187 million at December 31, 2012. Approximately $127 million of this is expected to turn in 2013, which will be offset by approximately $132 million in accelerated depreciation allowed in the 2012 Act, for a net benefit in 2013 of $5 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Merchandise. A reconciliation of merchandise, which includes purchases, follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In thousands)
Beginning merchandise value	$1,024,545	$957,290
Merchandise additions through acquisitions	843	81
Purchases	313,486	277,321
Depreciation of rental merchandise	(160,983)	(157,417)
Cost of goods sold	(92,268)	(101,314)
Skips and stolens	(24,006)	(21,825)
Other merchandise deletions (1)	(9,083)	(7,050)
Ending merchandise value	$1,052,534	$947,086

(1)	Other merchandise deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $19.6 million and $27.4 million on capital expenditures during the three month periods ended March 31, 2013 and 2012, respectively, and expect to spend an aggregate of approximately $120.0 million in 2013.
Acquisitions and New Location Openings. During the first three months of 2013, we used approximately $2.1 million in cash acquiring locations and accounts in six separate transactions.
The table below summarizes the location activity for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,990	966	108	224	4,288
New location openings	7	98	20	3	128
Acquired locations remaining open	3	—	—	—	3
Closed locations
Merged with existing locations	16	11	—	—	27
Sold or closed with no surviving location	1	—	—	3	4
Locations at end of period	2,983	1,053	128	224	4,388
Acquired locations closed and accounts merged with existing locations	4	—	—	—	4
Total approximate purchase price (in thousands)	$2,079	$—	$—	$—	$2,079

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below summarizes the location activity for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,994	750	80	216	4,040
New location openings	4	45	7	4	60
Closed locations
Merged with existing locations	14	18	—	—	32
Sold or closed with no surviving location	1	14	—	2	17
Locations at end of period	2,983	763	87	218	4,051
Acquired locations closed and accounts merged with existing locations	2	—	—	—	2
Total approximate purchase price (in thousands)	$210	$—	$—	$—	$210
The profitability of our Core U.S. stores tends to grow at a slower rate approximately five years after entering our system. As a result of the increasing maturity of our store base, in order for us to show improvements in our profitability, it is important for us to open stores in new locations as well as increase revenue in our existing stores. We intend to accomplish such revenue growth by acquiring customer accounts on favorable terms and seeking additional distribution channels for our products and services. We cannot assure you that we will be able to acquire customer accounts on favorable terms, or at all, or that we will be able to maintain the revenue from any such acquired customer accounts at the rates we expect, or at all. We also cannot assure you that we will be successful in identifying additional distribution channels for our products and services, or that such operations will be as profitable as we expect, or at all.
Senior Credit Facilities. Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.
The table below shows the scheduled maturity dates of our senior term loan outstanding at March 31, 2013:

Year Ending December 31,	(In thousands)
2013	18,750
2014	25,000
2015	25,000
2016	137,500

$206,250

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $109.6 million had been so utilized as of April 22, 2013, at which date $135.0 million was outstanding and $255.4 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.21% at April 22, 2013. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at March 31, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of March 31, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	1.52:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.64:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2013 ($584.0 million) by consolidated EBITDA for the 12-month period ending March 31, 2013 ($385.0 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending March 31, 2013, as adjusted for certain capital expenditures ($546.1 million), by consolidated fixed charges for the 12-month period ending March 31, 2013 ($332.6 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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
ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $30.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $50.0 million, of which $23.3 million was outstanding as of March 31, 2013.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2013:

	Payments Due by Period
Contractual Cash Obligations	Total		2013	2014-2015	2016-2017	Thereafter
	(In thousands)
Senior Debt (including current portion)	$341,250	(1)	$18,750	$50,000	$272,500	$—
6 5/8% Senior Notes(2)	458,998		19,876	39,750	39,750	359,622
Operating Leases	569,707		141,211	293,306	121,981	13,209
Total(3)	$1,369,955		$179,837	$383,056	$434,231	$372,831

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2013, was 0.21%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)
As of March 31, 2013, we have $11.6 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.0 billion of Rent-A-Center common stock. As of March 31, 2013, we had purchased a total of 31,585,314 shares of Rent-A-Center common stock for an aggregate purchase price of $794.8 million under this common stock repurchase program. We repurchased a total of 465,035 shares for approximately $17.4 million in cash during the three months ended March 31, 2013.
Economic Conditions. Although our performance has not suffered materially in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged

RENT-A-CENTER, INC. AND SUBSIDIARIES

recession. Fluctuations in our current and potential customers’ monthly disposable income or high levels of unemployment could adversely impact our results of operations.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2013, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6 5/8%. We also had $206.3 million outstanding in term loans, $135.0 million outstanding on our revolving credit facility and $35,000 outstanding on our Intrust line of credit, each at interest rates indexed to the Eurodollar rate. The fair value of the 6 5/8% senior notes, based on the closing price at March 31, 2013, was $322.5 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2013, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at March 31, 2013, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.5 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders' equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2013, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. For the quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our current common stock repurchase program, our Board of Directors has authorized the repurchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.0 billion of Rent-A-Center common stock. As of March 31, 2013, we had repurchased a total of 31,585,314 shares of Rent-A-Center common stock for an aggregate purchase price of $794.8 million under this common stock repurchase program. In the first quarter of 2013, we effected the following repurchases of our common stock:

RENT-A-CENTER, INC. AND SUBSIDIARIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (Including Fees)
January 1 through January 31	—	$—	—	$222,656,773
February 1 through February 28	465,035	$37.4590	465,035	$205,237,026
March 1 through March 31	—	$—	—	$205,237,026
Total	465,035	$37.4590	465,035	$205,237,026

Item 6. Exhibits.
The exhibits required to be furnished pursuant to Item 6 of Form 10-Q are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

RENT-A-CENTER, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Rent-A-Center, Inc.

By /s/  Robert D. Davis
Robert D. Davis
Executive Vice President - Finance,
Treasurer and Chief Financial Officer

Date: April 26, 2013

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

4.6
Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance East, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

4.7
Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance Texas, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

4.8
Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance West, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

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

16.2
Letter from Grant Thornton LLP to the Securities Exchange Commission dated February 25, 2013 (Incorporated herein by reference to Exhibit 16.1 to the registrant's Current Report on Form 8-K dated as of February 25, 2013.)

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

INDEX TO EXHIBITS

Exhibit No.                    Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† Management contract or compensatory plan or arrangement.
* Filed herewith.