Form 10-Q
period 2013-06-30
RENT A CENTER INC DE
filed 2013-07-26
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2013:

Class	Outstanding
Common stock, $.01 par value per share	53,387,722

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$668,947	$658,987	$1,342,551	$1,336,968
Merchandise sales	59,790	60,622	173,363	183,481
Installment sales	17,537	16,170	34,664	33,665
Other	5,001	4,537	9,761	9,469
Franchise
Merchandise sales	7,843	8,022	16,676	18,635
Royalty income and fees	1,393	1,360	2,777	2,734
	760,511	749,698	1,579,792	1,584,952
Cost of revenues
Store
Cost of rentals and fees	168,928	159,790	336,847	323,149
Cost of merchandise sold	47,260	49,525	133,559	144,541
Cost of installment sales	6,189	5,728	12,158	12,026
Franchise cost of merchandise sold	7,514	7,682	15,930	17,846
	229,891	222,725	498,494	497,562
Gross profit	530,620	526,973	1,081,298	1,087,390
Operating expenses
Salaries and other expenses	413,658	410,210	845,350	838,039
General and administrative expenses	38,360	36,255	77,173	75,474
Amortization and write-down of intangibles	1,165	1,481	2,055	2,816
	453,183	447,946	924,578	916,329
Operating profit	77,437	79,027	156,720	171,061
Interest expense	9,856	8,343	17,857	17,320
Interest income	(183)	(122)	(476)	(303)
Earnings before income taxes	67,764	70,806	139,339	154,044
Income tax expense	25,760	26,624	50,878	57,921
NET EARNINGS	$42,004	$44,182	$88,461	$96,123
Basic earnings per common share	$0.77	$0.75	$1.57	$1.62
Diluted earnings per common share	$0.76	$0.74	$1.56	$1.61
Cash dividends declared per common share	$0.21	$0.16	$0.42	$0.32

See accompanying notes to consolidated financial statements

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands)	Unaudited		Unaudited
Net earnings	$42,004	$44,182	$88,461	$96,123
Other comprehensive loss:
Foreign currency translation adjustments	(2,994)	(3,007)	(1,371)	(31)
Total other comprehensive loss	(2,994)	(3,007)	(1,371)	(31)
COMPREHENSIVE INCOME	$39,010	$41,175	$87,090	$96,092

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$78,491	$61,087
Receivables, net of allowance for doubtful accounts of $6,849 in 2013 and $6,917 in 2012	48,279	48,822
Prepaid expenses and other assets	70,441	71,963
Rental merchandise, net
On rent	849,288	821,887
Held for rent	218,263	198,917
Merchandise held for installment sale	4,129	3,741
Property assets, net of accumulated depreciation of $414,188 in 2013 and $398,039 in 2012	315,576	309,800
Goodwill	1,348,567	1,344,665
Other intangible assets, net	7,418	8,223
	$2,940,452	$2,869,105
LIABILITIES
Accounts payable – trade	$120,868	$99,566
Accrued liabilities	299,569	309,066
Deferred income taxes	319,981	303,110
Senior debt	323,775	387,500
Senior notes	550,000	300,000
	1,614,193	1,399,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 108,875,165 and 108,530,911 shares issued in 2013 and 2012, respectively	1,088	1,085
Additional paid-in capital	754,783	784,725
Retained earnings	1,877,408	1,812,293
Treasury stock at cost, 55,552,836 and 50,495,378 shares in 2013 and 2012, respectively	(1,307,677)	(1,130,268)
Accumulated other comprehensive income	657	2,028
	1,326,259	1,469,863
	$2,940,452	$2,869,105

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$88,461	$96,123
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	323,136	311,482
Bad debt expense	1,433	947
Stock-based compensation expense	3,761	4,799
Depreciation of property assets	37,233	36,332
Loss on sale or disposal of property assets	1,637	325
Amortization of intangibles	1,405	2,673
Amortization of financing fees	1,485	1,382
Deferred income taxes	16,871	3,239
Excess tax benefit related to stock awards	(1,415)	(2,093)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(368,311)	(279,073)
Receivables	(890)	1,891
Prepaid expenses and other assets	(264)	(2,277)
Accounts payable – trade	21,303	(12,722)
Accrued liabilities	(10,370)	(1,889)
Net cash provided by operating activities	115,475	161,139
Cash flows from investing activities
Purchase of property assets	(44,821)	(48,320)
Proceeds from sale of property assets	1,273	92
Acquisitions of businesses	(6,268)	(394)
Net cash used in investing activities	(49,816)	(48,622)
Cash flows from financing activities
Purchase of treasury stock	(217,419)	(16,543)
Exercise of stock options	6,131	6,888
Excess tax benefit related to stock awards	1,415	2,093
Payments on capital leases	—	(24)
Proceeds from debt	459,805	266,800
Repayments of debt	(273,530)	(339,720)
Dividends paid	(24,354)	(18,978)
Net cash used in financing activities	(47,952)	(99,484)
Effect of exchange rate changes on cash	(303)	33
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,404	13,066
Cash and cash equivalents at beginning of period	61,087	88,065
Cash and cash equivalents at end of period	$78,491	$101,131

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
Our RAC Acceptance segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers’ stores.
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
Rental Merchandise. Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective January 1, 2013, we depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Prior to January 1, 2013, merchandise held for rent (except for computers and tablets) that was at least 270 days old and held for rent for at least 180 consecutive days, was depreciated using the straight-line method over a period generally not to exceed 20 months. Prior to January 1, 2013, the straight-line method was used for computers and tablets that were 24 months old or older and which had become idle over a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. This change has not had a significant impact on cost of revenues, gross profit, net earnings or earnings per share.
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
Reclassification. We revised the 2012 consolidated statement of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 presentation. This reclassification resulted in a decrease in salaries and other expenses of $1.8 million and $4.8 million for the three- and six-month periods ended June 30, 2012, with a corresponding increase to general and administrative expenses. This reclassification had no impact on net earnings or earnings per share for 2012.
Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent losses and liabilities at the date of the financial statements, and the reported amounts of revenues

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2. Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		June 30, 2013		December 31, 2012
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,113	$6,099	$6,104	$6,098
Customer relationships	2	72,392	71,106	71,816	70,001
Vendor relationships	11	7,538	1,420	7,538	1,136
Total		$86,043	$78,625	$85,458	$77,235
The weighted average amortization period was approximately 21 months for intangible assets added during the three- and six- month periods ended June 30, 2013. Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2013	$867
2014	1,250
2015	603
2016	568
2017	568
Thereafter	3,562

Total	$7,418
At June 30, 2013, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,293.1 million, $54.4 million and $1.1 million, respectively. At December 31, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,289.2 million, $54.4 million and $1.1 million, respectively.
A summary of the changes in recorded goodwill follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Balance as of January 1,	$1,344,665	$1,339,125
Additions from acquisitions	4,259	6,874
Store dispositions and write-down	(650)	(1,221)
Post purchase price allocation adjustments	293	(113)
Balance as of the end of the period	$1,348,567	$1,344,665
Additions to goodwill due to acquisitions in the first six months of 2013 were tax deductible.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Senior Debt.
Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. The amounts outstanding under the term loan were $200.0 million and $212.5 million at June 30, 2013, and December 31, 2012, respectively, and the amounts outstanding under the revolving credit facility were $109.0 million and $175.0 million at June 30, 2013, and December 31, 2012, respectively.
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $109.6 million had been so utilized as of June 30, 2013, and at which date $281.4 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 2.00% and 1.00%, respectively, at June 30, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly owned U.S. subsidiaries (other than certain specified subsidiaries).
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt in excess of $250.0 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 14, 2017);

•	repurchase our capital stock, 6.625% notes and 4.75% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures in the event the pro forma consolidated leverage ratio is greater than 2.75x; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.10:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.60:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2013 ($805.5 million) by consolidated EBITDA for the 12-month period ending June 30, 2013 ($383.5 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending June 30, 2013, as adjusted for certain capital expenditures ($542.4 million), by consolidated fixed charges for the 12-month period ending June 30, 2013 ($338.2 million). For purposes of the covenant calculation,

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

“consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $14.8 million and $0 at June 30, 2013, and December 31, 2012, respectively.

4. Subsidiary Guarantors.
Senior Notes Due 2020. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our senior credit facility. The remaining net proceeds were used to repurchase shares of our common stock.
Senior Notes Due 2021. On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our senior credit facility.
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock; and

•	engage in a merger or sell substantially all of our assets.
Events of default under each indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.
The 6.625% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313%. The 6.625% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6.625% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.
The 4.75% notes may be redeemed on or after May 1, 2016, at our option, in whole or in part, at a premium declining from 103.563%. The 4.75% notes may be redeemed on or after May 1, 2019, at our option, in whole or in part, at par. The 4.75% notes also require that upon the occurrence of a change of control (as defined in the 2013 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.
Any mandatory repurchase of the 6.625% notes and/or the 4.75% notes would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under either of the indentures.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Rent-A-Center and its subsidiary guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 6.625% notes and the 4.75% notes. Rent-A-Center has no independent assets or operations, and each subsidiary guarantor is 100% owned directly or indirectly by Rent-A-Center. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

5. Income Taxes.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2008. During 2013, the Internal Revenue Service (IRS) commenced a limited-scope audit of our consolidated U.S. income tax return for 2010. One issue is still outstanding with the IRS which occurred in years 2003 through 2007. This matter was appealed through the IRS Office of Appeals and subsequently was heard by the United States Tax Court at trial during November 2011, and a decision is expected during 2013. Currently, we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue or state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At June 30, 2013, our unrecognized tax benefits were increased by approximately $2.1 million from December 31, 2012.

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
At June 30, 2013, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2013 and December 31, 2012, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At June 30, 2013, the fair value of our 6.625% senior notes was $312.0 million, which was approximately $12.0 million above their carrying value of $300.0 million. At December 31, 2012, the fair value of our 6.625% senior notes was $327.0 million, which was approximately $27.0 million above their carrying value of $300.0 million. At June 30, 2013, the fair value of our 4.75% senior notes was $235.0 million, which was approximately $15.0 million below their carrying value of $250.0 million.

7. Repurchases of Outstanding Securities.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. On May 2, 2013, we entered into an agreement with Goldman, Sachs & Co. ("Goldman Sachs") to repurchase $200.0 million of Rent-A-Center common stock under an accelerated stock buyback program ("the ASB transaction"). Under the agreement, we paid $200.0 million to Goldman Sachs on May 7, 2013, and we received an initial share delivery of 4,592,423 shares, currently estimated to represent 80% of shares expected to be purchased in the ASB transaction. The weighted value of these shares immediately reduced weighted-average shares outstanding in our calculation of earnings per share. The total number of shares that we ultimately buy back will be determined based on a forward contract for the remaining 20% of the ASB transaction. The number of our shares we will receive under this forward contract will be based on the average of the daily volume-weighted average share price of our common stock over the duration of the ASB transaction, less an agreed discount, and is subject to certain adjustments under the agreement. The agreement contemplates that final settlement is expected to occur in or before February 2014, although the completion date may be accelerated or extended. At settlement, we may be entitled to receive additional shares of Rent-A-Center common stock from Goldman Sachs or, under certain circumstances, may be required to deliver shares or make a cash payment (at our option) to Goldman Sachs. Our consolidated balance sheet as of June 30, 2013, reflects $160.0 million in treasury stock and $40.0 million in additional paid-in capital. Upon final settlement, $40.0 million will be reclassified from additional paid-in capital to treasury stock.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have repurchased a total of 36,177,737 shares and 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million and $777.3 million as of June 30, 2013, and December 31, 2012, respectively, under our common stock repurchase program.

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
Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 43 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets.
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
Our International segment consists of our company-owned rent-to-own stores in Mexico and Canada. The nature of this segment’s operations and assets are the same as our Core U.S. segment. At June 30, 2013, we operated 130 stores in Mexico and 18 stores in Canada.
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
Segment information for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30, 2013
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$619,687	$117,493	$14,095	$9,236	$760,511
Gross profit	449,944	68,770	10,184	1,722	530,620
Operating profit (loss)	66,029	17,612	(6,746)	542	77,437
Depreciation of property assets	15,990	1,162	1,588	20	18,760
Amortization and write-down of intangibles	1,023	142	—	—	1,165
Capital expenditures	20,147	2,262	2,775	—	25,184

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$654,356	$77,060	$8,900	$9,382	$749,698
Gross profit	474,414	44,617	6,242	1,700	526,973
Operating profit (loss)	79,463	6,897	(7,811)	478	79,027
Depreciation of property assets	15,952	856	1,506	24	18,338
Amortization and write-down of intangibles	585	896	—	—	1,481
Capital expenditures	16,692	1,047	3,153	—	20,892

	Six Months Ended June 30, 2013
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$1,289,253	$244,656	$26,430	$19,453	$1,579,792
Gross profit	923,009	135,877	18,889	3,523	1,081,298
Operating profit (loss)	134,665	33,529	(12,719)	1,245	156,720
Depreciation of property assets	31,918	2,251	3,024	40	37,233
Amortization and write-down of intangibles	1,770	285	—	—	2,055
Capital expenditures	35,197	4,202	5,422	—	44,821

	Six Months Ended June 30, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Revenue	$1,382,186	$164,788	$16,609	$21,369	$1,584,952
Gross profit	984,471	87,787	11,609	3,523	1,087,390
Operating profit (loss)	174,671	9,765	(14,571)	1,196	171,061
Depreciation of property assets	31,708	1,684	2,891	49	36,332
Amortization and write-down of intangibles	1,023	1,793	—	—	2,816
Capital expenditures	37,033	2,391	8,896	—	48,320

Segment information – selected balance sheet data (in thousands):
	June 30, 2013
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$588,427	$244,717	$16,144	$—	$849,288
Held for rent	207,105	3,434	7,724	—	218,263
Total assets	2,537,770	333,279	67,794	1,609	2,940,452

	December 31, 2012
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Rental merchandise, net
On rent	$597,771	$209,964	$14,152	$—	$821,887
Held for rent	189,526	2,979	6,412	—	198,917
Total assets	2,508,370	292,070	65,954	2,711	2,869,105

9. Stock-Based Compensation.
We recognized $1.7 million and $1.8 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended June 30, 2013 and 2012, respectively, and $3.8 million and $4.8 million, during the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, we granted approximately 513,000

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock options, 155,000 performance-based restricted stock units and 85,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 31.25% to 44.35%, a risk-free interest rate of 0.27% to 1.19%, an expected dividend yield of 2.3% to 2.4% and an expected life of 2.33 to 6.25 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2013, was $35.19 and the weighted-average grant-date fair value was $9.11. The restricted stock units are valued using the last trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2013, was $32.45.

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

11.	Earnings Per Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$42,004	54,885	$0.77
Effect of dilutive stock awards	—	368
Diluted earnings per common share	$42,004	55,253	$0.76

	Three Months Ended June 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$44,182	59,160	$0.75
Effect of dilutive stock awards	—	418
Diluted earnings per common share	$44,182	59,578	$0.74

	Six Months Ended June 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$88,461	56,416	$1.57
Effect of dilutive stock awards	—	378
Diluted earnings per common share	$88,461	56,794	$1.56

	Six Months Ended June 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$96,123	59,206	$1.62
Effect of dilutive stock awards	—	551
Diluted earnings per common share	$96,123	59,757	$1.61
For the three months ended June 30, 2013 and 2012, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,119,530 and 1,159,842, respectively.
For the six months ended June 30, 2013 and 2012, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,268,665 and 1,158,078, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	changes in the unemployment rate;

•	economic pressures, such as high fuel costs, affecting the disposable income available to our current and potential customers;

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	information technology and data security costs;

•	our ability to maintain an effective system of internal controls;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
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
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 1,153 RAC Acceptance locations at June 30, 2013, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners and the number of locations with our existing retail partners. Capital expenditures related to opening a RAC Acceptance kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment. There is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations. In addition, we are rapidly expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
Total financing requirements of a typical new Core U.S. store approximate $675,000, with roughly 55% of that amount relating to the purchase of rental merchandise inventory. A newly opened Core U.S. store is typically profitable on a monthly basis in the 12th month after its initial opening. Historically, a typical Core U.S. store has achieved cumulative break-even profitability in the third year after its initial opening. As a result, our quarterly earnings are impacted by how many new stores we opened during a particular quarter and the quarters preceding it. Historically, we achieved growth in our Core U.S. segment by opening new stores and acquiring underperforming rent-to-own stores to which we could apply our operating model. As a result, the acquired stores have generally experienced more significant revenue growth during the initial periods following their acquisition than in subsequent periods. Although we continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry and we intend to continue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores, the consolidation opportunities in the U.S. rent-to-own industry are more limited than in previous periods during which we experienced significant growth through acquisitions. Therefore, our historical results of operations and period-to-period comparisons of such results and other financial data, including the rate of earnings growth, may not be meaningful or indicative of future results.
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
Our expenses primarily relate to merchandise costs and the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, advertising expenses, lost, damaged or stolen merchandise, fixed asset depreciation and corporate and other expenses.
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
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 83% and 86% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our International segment, respectively. Payments are made in advance on a monthly basis in our RAC Acceptance segment.
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
Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 82% of our consolidated net revenues and approximately 86% of our operating profit for the six months ended June 30, 2013. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Our strategy to grow further the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases and new marketing strategies. Approximately 75% of our business in this segment is from repeat customers. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At June 30, 2013, we operated 2,972 company-owned stores nationwide and in Puerto Rico, including 43 retail installment sales stores under the names “Get It Now” and “Home Choice.”
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
We intend to grow the RAC Acceptance segment by increasing both the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes expanding customer awareness of the rent-to-own transaction by implementing joint marketing efforts with our retail partners. At June 30, 2013, we operated 1,153 kiosk locations inside furniture and electronics retailers located in 37 states and Puerto Rico. We expect to add approximately 325 kiosk locations in 2013.
International
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada. We are expanding our operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.
In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At June 30, 2013, we operated 130 stores and expect to add approximately 60 rent-to-own store locations in 2013.
We currently operate 18 stores in Canada.
ColorTyme
ColorTyme is our nationwide franchisor of rent-to-own stores. At June 30, 2013, ColorTyme franchised 221 stores in 33 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third-party claim administrator loss estimates, and make adjustments to our reserves as needed.
As of June 30, 2013, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $117.6 million, as compared to $116.1 million at December 31, 2012. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 8 to the consolidated financial statements. At June 30, 2013, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,293.1 million, $54.4 million and $1.1 million, respectively, and no impairment of goodwill was indicated.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this Quarterly Report on Form 10-Q. However, we do not suggest that other general risk factors, such as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q, as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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
Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. Generally, we depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective January 1, 2013, we depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Prior to January 1, 2013, merchandise held for rent (except for computers and tablets) that was at least 270 days old and held for rent for 180 consecutive days, was depreciated using the straight-line method over a period generally not to exceed 20 months. Prior to January 1, 2013, the straight-line method was used for computers and tablets that were 24 months old or older and which had become idle over a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. This change has not had a significant impact on cost of revenues, gross profit, net earnings or earnings per share.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale.
Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store-level employees, together with district managers’ salaries, payroll taxes and benefits, and travel, as well as all store-level general and administrative expenses and selling, advertising, insurance, occupancy, delivery, charge offs due to customer stolen merchandise, fixed asset depreciation and other operating expenses.
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
We revised the 2012 consolidated statement of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 presentation. This reclassification resulted in a decrease in salaries and other expenses of $1.8 million for the three months ended June 30, 2012, and $4.8 million for the six months ended June 30, 2012, with a corresponding increase to general and administrative expenses during those periods. This reclassification had no impact on net earnings or earnings per share for 2012.
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
2013 Overview
Core U.S. segment. Rentals and fees revenue and merchandise sales decreased compared to the prior year. Same store revenue generally represents revenue earned in 2,763 stores that were operated by us for 13 months or more. Same store revenues decreased by $92.6 million, or 7.4%, to $1,160.6 million for the six months ended June 30, 2013, as compared to $1,253.3 million in 2012. In addition to our recurring revenue portfolio being down year-over-year going into the first half of 2013, we believe our business was negatively impacted by a delay in the issuance of U.S. federal income tax refunds and continues to be negatively impacted by higher payroll taxes and overall macroeconomic conditions. Based on second quarter and current demand, we expect our portfolio to surpass prior-year levels in the third quarter, providing positive same-store sales growth in the fourth quarter of 2013.
RAC Acceptance segment. During the first half of 2013, we continued our expansion of this segment, adding 187 locations during the period. Revenues in the first half of 2013 increased 48% and gross profit increased 55% compared to same period in the prior year, and the segment generated operating profit of $33.5 million compared to $9.8 million in the prior year. This segment contributed over 15% of consolidated revenue in the first half of 2013. Same store revenue generally represents revenue earned in 660 locations

RENT-A-CENTER, INC. AND SUBSIDIARIES

that were operated by us for 13 months or more. Same store revenues increased by $43.7 million, or 32.9%, to $176.6 million for the six months ended June 30, 2013, as compared to $132.9 million in 2012. While the higher cost of merchandise results in lower gross margins in this segment, this segment's kiosk model has lower operating costs than our other operating segments, resulting in a positive contribution to operating profit while maintaining an aggressive growth plan.
International segment. Revenues in the first half of 2013 increased 59% and gross profit increased 63% over the same period in the prior year. Same store revenue generally represents revenue earned in 76 stores that were operated by us for 13 months or more. Same store revenues increased by $6.5 million, or 59.1%, to $17.4 million for the six months ended June 30, 2013, as compared to $10.9 million in 2012. Our primary target of international expansion is in Mexico, where we have added 40 stores during the first half of 2013. As the older stores become profitable, those profits are offset by the losses experienced in the new stores.
ColorTyme segment. During the first half of 2013, this segment continued to generate modest operating profit, and we continue to explore domestic and international franchise expansion.
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Store Revenue. Total store revenue increased by $11.0 million, or 1.5%, to $751.3 million for the three months ended June 30, 2013, from $740.3 million for the three months ended June 30, 2012. Store revenue increased approximately $40.4 million in the RAC Acceptance segment and approximately $5.2 million in the International segment, partially offset by a decrease of approximately $34.7 million in the Core U.S. segment.
Rental and Fee Revenue. Rentals and fees increased by $10.0 million, or 1.5%, to $668.9 million for the three months ended June 30, 2013, from $659.0 million for the three months ended June 30, 2012. Rental and fee revenue increased approximately $33.8 million in the RAC Acceptance segment and approximately $5.3 million in the International segment, partially offset by a decrease of approximately $29.1 million in the Core U.S. segment.
Merchandise Sales Revenue. Merchandise sales decreased by $0.8 million, or 1.4%, to $59.8 million for the three months ended June 30, 2013, from $60.6 million for the three months ended June 30, 2012. Merchandise sales decreased approximately $7.1 million in the Core U.S. segment, partially offset by an increase of approximately $6.4 million in the RAC Acceptance segment.
Same store revenue generally represents revenue earned in 3,444 locations that were operated by us for 13 months or more. Same store revenues decreased by $10.8 million, or 1.6%, to $658.0 million for the three months ended June 30, 2013, as compared to $668.8 million in 2012. The decrease in same store revenues was primarily attributable to a 5.9% decrease in the Core U.S. segment, partially offset by increases of 32.0% and 53.7% in the RAC Acceptance and International segments.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2013, increased by $9.1 million, or 5.7%, to $168.9 million as compared to $159.8 million in 2012. Growth in the RAC Acceptance and International segments generated increases in the cost of rentals and fees of approximately $11.2 million and $1.3 million, respectively, partially offset by a decrease in the Core U.S. segment of $3.4 million. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 25.3% for the three months ended June 30, 2013, as compared to 24.2% in 2012, driven by higher merchandise costs in the RAC Acceptance segment and selective price or term decreases in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $2.3 million, or 4.6%, to $47.3 million for the three months ended June 30, 2013, from $49.5 million in 2012, driven by a $7.3 million decrease in the Core U.S. segment, partially offset by a $5.0 million increase in the RAC Acceptance segment. The gross margin percent of merchandise sales increased to 21.0% for the three months ended June 30, 2013, from 18.3% in 2012, primarily due to changes in early purchase option pricing.
Gross Profit. Gross profit increased by $3.6 million, or 0.7%, to $530.6 million for the three months ended June 30, 2013, from $527.0 million in 2012, primarily due to increased store revenue in the RAC Acceptance segment as discussed above. Gross profit increased $24.2 million and $3.9 million in the RAC Acceptance and International segments, respectively, and decreased $24.5 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 69.8% for the three months ended June 30, 2013, from 70.3% in 2012, primarily due to growth in the RAC Acceptance segment, which generally has lower gross margins.
Salaries and Other Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. Salaries and other expenses increased by $3.4 million, or 0.8%, to $413.7 million for the three months ended June 30, 2013, as compared to $410.2 million in 2012. This included increases of $11.7 million and $2.0 million in our RAC Acceptance and International segments, respectively, attributable to increased expenses associated with expansion in those segments, primarily payroll and payroll-related expenses. These increases were partially offset by a decrease of $10.3 million in the Core U.S. segment due primarily to our efforts to reduce operating costs in

RENT-A-CENTER, INC. AND SUBSIDIARIES

our stores. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.4% for the three months ended June 30, 2013, as compared to 2.2% in 2012. Salaries and other expenses expressed as a percentage of total store revenue decreased to 55.1% for the three months ended June 30, 2013, from 55.4% in 2012, due primarily to an increase in store revenue.
General and Administrative Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. General and administrative expenses increased by $2.1 million, or 5.8%, to $38.4 million for the three months ended June 30, 2013, as compared to $36.3 million in 2012. General and administrative expenses expressed as a percentage of total revenue increased to 5.0% for the three months ended June 30, 2013, from 4.8% in 2012.
Operating Profit. Operating profit decreased by $1.6 million, or 2.0%, to $77.4 million for the three months ended June 30, 2013, as compared to $79.0 million in 2012. Operating profit as a percentage of total revenue decreased to 10.2% for the three months ended June 30, 2013, from 10.5% in 2012. Operating profit for the three months ended June 30, 2013, decreased primarily due to a $13.4 million decrease in the Core U. S. segment, partially offset by increases of $10.7 million and $1.1 million in our RAC Acceptance and International segments, respectively.
Net Earnings and Earnings per Share. Net earnings decreased by $2.2 million, or 4.9%, to $42.0 million for the three months ended June 30, 2013, as compared to $44.2 million in 2012. This decrease was attributable to a $1.6 million decrease in operating profit and a $1.5 million increase in interest expense, partially offset by a decrease in income tax expense in 2013 as compared to 2012. Diluted earnings per share increased $0.02, or 2.7%, to $0.76 for the three months ended June 30, 2013, compared to $0.74 in 2012, primarily due to a decrease in weighted shares outstanding resulting from our accelerated stock buyback program.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Store Revenue. Total store revenue decreased by $3.2 million, or 0.2%, to $1,560.3 million for the six months ended June 30, 2013, from $1,563.6 million for the six months ended June 30, 2012. Store revenue decreased approximately $92.9 million in the Core U.S. segment, partially offset by increases of approximately $79.9 million and $9.8 million in the RAC Acceptance and International segments, respectively.
Rental and Fee Revenue. Rentals and fees increased by $5.6 million, or 0.4%, to $1,342.6 million for the six months ended June 30, 2013, from $1,337.0 million for the six months ended June 30, 2012. Rental and fee revenue increased approximately $65.8 million in the RAC Acceptance segment and approximately $9.8 million in the International segment, partially offset by a decrease of approximately $70.0 million in the Core U.S. segment.
Merchandise Sales Revenue. Merchandise sales decreased by $10.1 million, or 5.5%, to $173.4 million for the six months ended June 30, 2013, from $183.5 million for the six months ended June 30, 2012. Merchandise sales decreased approximately $23.9 million in the Core U.S. segment, partially offset by an increase of approximately $13.8 million in the RAC Acceptance segment.
Same store revenue generally represents revenue earned in 3,499 locations that were operated by us for 13 months or more. Same store revenues decreased by $42.4 million, or 3.0%, to $1,354.6 million for the six months ended June 30, 2013, as compared to $1,397.0 million in 2012. The decrease in same store revenues was primarily attributable to a decrease in the Core U.S. segment, partially offset by an increase in the RAC Acceptance and International segments.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2013, increased by $13.7 million, or 4.2%, to $336.8 million as compared to $323.1 million in 2012. Growth in the RAC Acceptance and International segments generated increases in the cost of rentals and fees of approximately $22.3 million and $2.5 million, respectively, partially offset by a decrease in the Core U.S. segment of $11.1 million. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 25.1% for the six months ended June 30, 2013, as compared to 24.2% in 2012, driven by higher merchandise costs in the RAC Acceptance segment and selective price or term decreases in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $11.0 million, or 7.6%, to $133.6 million for the six months ended June 30, 2013, from $144.5 million in 2012, driven by a $20.5 million decrease in the Core U.S. segment, partially offset by a $9.5 million increase in the RAC Acceptance segment. The gross margin percent of merchandise sales increased to 23.0% for the six months ended June 30, 2013, from 21.2% in 2012, primarily due to changes in early purchase option pricing.
Gross Profit. Gross profit decreased by $6.1 million, or 0.6%, to $1,081.3 million for the six months ended June 30, 2013, from $1,087.4 million in 2012, primarily due to a decrease in revenue in the Core U.S. segment, partially offset by increases in revenue in the RAC Acceptance and International segments as discussed above. Gross profit decreased $61.5 million in the Core U.S. segment and increased $48.1 million and $7.3 million in the RAC Acceptance and International segments, respectively. Gross

RENT-A-CENTER, INC. AND SUBSIDIARIES

profit as a percentage of total revenue decreased to 68.4% for the six months ended June 30, 2013, from 68.6% in 2012, primarily due to growth in the RAC Acceptance segment, which generally has lower gross margins.
Salaries and Other Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. Salaries and other expenses increased by $7.3 million, or 0.9%, to $845.4 million for the six months ended June 30, 2013, as compared to $838.0 million in 2012. This included increases of $22.2 million and $4.7 million in our RAC Acceptance and International segments, respectively, attributable to increased expenses associated with expansion in those segments, primarily payroll and payroll-related expenses. These increases were partially offset by a decrease of $19.6 million in the Core U.S. segment due primarily to our efforts to reduce operating costs in our stores. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.4% for the six months ended June 30, 2013, as compared to 2.2% in 2012. Salaries and other expenses expressed as a percentage of total store revenue increased to 54.2% for the six months ended June 30, 2013, from 53.6% in 2012, due primarily to the expansion of our RAC Acceptance and International segments.
General and Administrative Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. General and administrative expenses increased by $1.7 million, or 2.3%, to $77.2 million for the six months ended June 30, 2013, as compared to $75.5 million in 2012. General and administrative expenses expressed as a percentage of total revenue increased to 4.9% for the six months ended June 30, 2013, from 4.8% in 2012.
Operating Profit. Operating profit decreased by $14.3 million, or 8.4%, to $156.7 million for the six months ended June 30, 2013, as compared to $171.1 million in 2012. Operating profit as a percentage of total revenue decreased to 9.9% for the six months ended June 30, 2013, from 10.8% in 2012. Operating profit for the six months ended June 30, 2013, decreased primarily due to a $40.0 million decrease in the Core U. S. segment, partially offset by increases of $23.8 million and $1.9 million in our RAC Acceptance and International segments, respectively.
Net Earnings and Earnings per Share. Net earnings decreased by $7.7 million, or 8.0%, to $88.5 million for the six months ended June 30, 2013, as compared to $96.1 million in 2012. This decrease was primarily attributable to a $14.3 million decrease in operating profit, partially offset by a $7.0 million decrease in income tax expense in 2013 as compared to 2012. Diluted earnings per share decreased $0.05, or 3.1%, to $1.56 for the six months ended June 30, 2013, compared to $1.61 in 2012 due to a reduction in net earnings, partially offset by a decrease in weighted shares outstanding due to our common stock repurchase program.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2013, we generated $115.5 million in operating cash flow. We raised $250.0 million in a bond offering and used $200.0 million to purchase shares of our common stock in an accelerated stock buyback program. We used the remaining net proceeds to pay down a portion of our revolving debt. Other uses of cash were $44.8 million for capital expenditures, $24.4 million for payment of dividends and $17.4 million to repurchase shares of our common stock in the first quarter in addition to the accelerated stock buyback program discussed above. We ended this six-month period with $78.5 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $45.7 million to $115.5 million for the six months ended June 30, 2013, from $161.1 million in 2012. This decrease was primarily attributable to changes in inventory and accounts payable balances.
Cash used in investing activities increased $1.2 million to $49.8 million for the six months ended June 30, 2013, from $48.6 million in 2012, due primarily to an increase in acquisitions of businesses, partially offset by a decrease in capital expenditures in the Core U.S. segment.
Cash used in financing activities decreased $51.5 million to $48.0 million for the six months ended June 30, 2013, from $99.5 million million in 2012. Proceeds from debt increased $193.0 million and repayments of outstanding indebtedness decreased $66.2 million in 2013 compared to 2012, partially offset by a $200.9 million increase in repurchases of our common stock and a $5.4 million increase in dividends paid.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

volatility and adverse conditions and such conditions in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next twelve months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $320.8 million was available at July 22, 2013. At July 22, 2013, we had $51.5 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Merchandise. A reconciliation of merchandise, which includes purchases, follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(In thousands)
Beginning merchandise value	$1,052,534	$947,086
Merchandise additions through acquisitions	1,577	—
Purchases	263,475	214,265
Depreciation of rental merchandise	(162,153)	(154,065)
Cost of goods sold	(53,449)	(55,253)
Skips and stolens	(21,608)	(18,956)
Other merchandise deletions (1)	(8,696)	(8,132)
Ending merchandise value	$1,071,680	$924,945

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(In thousands)
Beginning merchandise value	$1,024,545	$957,290
Merchandise additions through acquisitions	2,420	81
Purchases	576,961	491,586
Depreciation of rental merchandise	(323,136)	(311,482)
Cost of goods sold	(145,717)	(156,567)
Skips and stolens	(45,614)	(40,781)
Other merchandise deletions (1)	(17,779)	(15,182)
Ending merchandise value	$1,071,680	$924,945

(1)	Other merchandise deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $44.8 million and $48.3 million on capital expenditures during the six-month periods ended June 30, 2013 and 2012, respectively, and expect to spend an aggregate of approximately $115.0 million in 2013.
Acquisitions and New Location Openings. During the first six months of 2013, we used approximately $6.3 million in cash acquiring locations and accounts in fifteen separate transactions.
The table below summarizes the location activity for the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
	Core U.S.	RAC Acceptance	International	ColorTyme	Total
Locations at beginning of period	2,990	966	108	224	4,288
New location openings	9	208	40	5	262
Acquired locations remaining open	6	—	—	—	6
Closed locations
Merged with existing locations	30	21	—	—	51
Sold or closed with no surviving location	3	—	—	8	11
Locations at end of period	2,972	1,153	148	221	4,494
Acquired locations closed and accounts merged with existing locations	13	—	—	—	13
Total approximate purchase price (in thousands)	$6,268	$—	$—	$—	$6,268
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
Senior Debt. Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below shows the scheduled maturity dates of our senior term loan outstanding at June 30, 2013:

Year Ending December 31,	(In thousands)
2013	$12,500
2014	25,000
2015	25,000
2016	137,500
$200,000

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $109.6 million had been so utilized as of July 22, 2013, at which date $79.0 million was outstanding and $311.4 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.20% at July 22, 2013. The margins on the Eurodollar rate and on the prime rate, which were 1.75% and 0.75%, respectively, at June 30, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
Our senior credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property. Our senior credit facilities are also secured by a pledge of the capital stock of our wholly owned U.S. subsidiaries (other than certain specified subsidiaries).
Our senior credit facilities contain, without limitation, covenants that generally limit our ability to:

•	incur additional debt in excess of $250.0 million at any one time outstanding (other than subordinated debt, which is generally permitted if the maturity date is later than July 14, 2017);

•	repurchase our capital stock and 6.625% notes and 4.75% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all our property or business;

•	sell assets, other than inventory, in the ordinary course of business;

•	make investments or acquisitions unless we meet financial tests and other requirements;

•	make capital expenditures in the event the pro forma consolidated leverage ratio is greater than 2.75x; or

•	enter into an unrelated line of business.
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of June 30, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.10:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.60:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2013 ($805.5 million) by consolidated EBITDA for the 12-month period ending June 30, 2013 ($383.5 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated

RENT-A-CENTER, INC. AND SUBSIDIARIES

EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending June 30, 2013, as adjusted for certain capital expenditures ($542.4 million), by consolidated fixed charges for the 12-month period ending June 30, 2013 ($338.2 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends and mandatory debt repayments.
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
Senior Notes. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our senior credit facility. The remaining net proceeds were used to repurchase shares of our common stock.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our senior credit facility.
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock; and

•	engage in a merger or sell substantially all of our assets.
Events of default under each indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $50.0 million, as well as in the event a judgment is entered against us in excess of $50.0 million that is not discharged, bonded or insured.
The 6.625% notes may be redeemed on or after November 15, 2015, at our option, in whole or in part, at a premium declining from 103.313%. The 6.625% notes may be redeemed on or after November 15, 2018, at our option, in whole or in part, at par. The 6.625% notes also require that upon the occurrence of a change of control (as defined in the 2010 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2010 indenture.
The 4.75% notes may be redeemed on or after May 1, 2016, at our option, in whole or in part, at a premium declining from 103.563%. The 4.75% notes may be redeemed on or after May 1, 2019, at our option, in whole or in part, at par. The 4.75% notes also require that upon the occurrence of a change of control (as defined in the 2013 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase. This would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under the 2013 indenture.

RENT-A-CENTER, INC. AND SUBSIDIARIES

In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $14.8 million and $0 at June 30, 2013, and December 31, 2012, respectively.
Store Leases. We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
ColorTyme Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $30.0 million in aggregate financing to qualifying franchisees of ColorTyme. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $50.0 million, of which $22.5 million was outstanding as of June 30, 2013.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2013:

	Payments Due by Period
Contractual Cash Obligations	Total		2013	2014-2015	2016-2017	Thereafter
	(In thousands)
Senior Debt (including current portion)	$309,000	(1)	$12,500	$50,000	$246,500	$—
6.625% Senior Notes(2)	449,060		9,938	39,750	39,750	359,622
4.75% Senior Notes(3)	344,970		5,904	23,750	23,750	291,566
Operating Leases	567,341		96,202	312,015	145,808	13,316
Total(4)	$1,670,371		$124,544	$425,515	$455,808	$664,504

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2013, was 0.20%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(4)
As of June 30, 2013, we have $12.3 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. On May 2, 2013, we entered into an agreement with Goldman, Sachs & Co. ("Goldman Sachs") to repurchase $200.0 million of Rent-A-Center common stock under an accelerated stock buyback program ("the ASB transaction"). Under the agreement, we paid $200.0 million to Goldman Sachs on May 7, 2013, and we received an initial share delivery of 4,592,423 shares, currently estimated to represent 80% of shares expected to be purchased in the ASB transaction. The weighted value of these shares immediately reduced weighted-average shares outstanding in our calculation of earnings per share. The total number of shares that we ultimately buy back will be determined based on a forward contract for the remaining 20% of the ASB transaction. The number of our shares we will receive under this forward contract will be based on the average of the daily volume-weighted average share price of our common stock over the duration of the ASB transaction, less an agreed discount, and is subject to certain adjustments under the agreement. The agreement contemplates that final settlement is expected to occur in or before February 2014, although the completion date may be accelerated or extended. At settlement, we may be entitled to receive additional shares of Rent-A-Center common stock from Goldman Sachs or, under certain circumstances, may be required to deliver shares or make a cash payment (at our option) to Goldman Sachs. Our consolidated balance sheet as of June 30, 2013, reflects $160.0 million in treasury stock and $40.0 million in additional paid-in capital. Upon final settlement, $40.0 million will be reclassified from additional paid-in capital to treasury stock.

RENT-A-CENTER, INC. AND SUBSIDIARIES

We have repurchased a total of 36,177,737 shares and 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million and $777.3 million as of June 30, 2013 and December 31, 2012, respectively, under this common stock repurchase program.
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
Effect of New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Both early adoption and retrospective application are permitted. We are currently evaluating the date and method of adoption, and this standard will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2013, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $200.0 million outstanding in term loans, $109.0 million outstanding on our revolving credit facility and $14.8 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate. The fair value of the 6.625% senior notes, based on the closing price at June 30, 2013, was $312.0 million. The fair value of the 4.75% senior notes, based on the closing price at June 30, 2013, was $235.0 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2013, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at June 30, 2013, a

RENT-A-CENTER, INC. AND SUBSIDIARIES

hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.1 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders' equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2013, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. For the quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Under our current common stock repurchase program, our Board of Directors has authorized the repurchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of June 30, 2013, we had repurchased a total of 36,177,737 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million under this common stock repurchase program. In the second quarter of 2013, we effected the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (Including Fees)
April 1 through April 30	—	$—	—	$455,237,026	(1)
May 1 through May 31	4,592,423	$34.8400	4,592,423	$255,237,026	(1)
June 1 through June 30	—	$—	—	$255,237,026	(1)
Total	4,592,423	$34.8400	4,592,423	$255,237,026	(1)

(1)	Includes the $250 million increase in authorization for stock repurchases under our common stock repurchase program which was announced on April 26, 2013.
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

Rent-A-Center, Inc.

By /s/  Robert D. Davis
Robert D. Davis
Executive Vice President - Finance,
Treasurer and Chief Financial Officer

Date: July 26, 2013

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

4.3
Registration Rights Agreement relating to the 6.625% Senior Notes due 2020, dated as of November 2, 2010, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated as of November 2, 2010.)

4.4
Indenture, dated as of May 2, 2013, by and among Rent-A-Center, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

4.5
Registration Rights Agreement relating to the 4.75% Senior Notes due 2021, dated as of May 2, 2013, among Rent-A-Center, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers named therein (Incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

4.6
Supplemental Indenture, dated as of December 21, 2010, among Diamondback Merger Sub, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

4.7
Supplemental Indenture, dated as of December 21, 2010, among The Rental Store, Inc., Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

4.8
Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance East, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

4.9
Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance Texas, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

4.10
Supplemental Indenture, dated as of November 19, 2012, among RAC Acceptance West, LLC, Rent-A-Center, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 4.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012.)

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

INDEX TO EXHIBITS

Exhibit No.                    Description

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

INDEX TO EXHIBITS

Exhibit No.                    Description

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

10.33
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

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