Form 10-Q
period 2013-09-30
RENT A CENTER INC DE
filed 2013-10-25
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2013:

Class	Outstanding
Common stock, $.01 par value per share	53,521,972

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$671,334	$652,059	$2,013,885	$1,989,027
Merchandise sales	53,808	58,854	227,171	242,335
Installment sales	17,474	15,560	52,138	49,225
Other	4,483	2,811	14,244	12,280
Franchise
Merchandise sales	6,396	8,697	23,072	27,332
Royalty income and fees	1,285	1,333	4,062	4,067
	754,780	739,314	2,334,572	2,324,266
Cost of revenues
Store
Cost of rentals and fees	170,979	158,805	507,826	481,954
Cost of merchandise sold	42,344	47,497	175,903	192,038
Cost of installment sales	5,983	5,376	18,141	17,402
Franchise cost of merchandise sold	6,142	8,295	22,072	26,141
	225,448	219,973	723,942	717,535
Gross profit	529,332	519,341	1,610,630	1,606,731
Operating expenses
Salaries and other expenses	435,107	410,693	1,280,457	1,248,732
General and administrative expenses	37,054	38,088	114,227	113,562
Amortization and write-down of intangibles	639	2,447	2,694	5,263
	472,800	451,228	1,397,378	1,367,557
Operating profit	56,532	68,113	213,252	239,174
Interest expense	10,916	8,096	28,773	25,416
Interest income	(183)	(167)	(659)	(470)
Earnings before income taxes	45,799	60,184	185,138	214,228
Income tax expense	18,177	20,274	69,055	78,195
NET EARNINGS	$27,622	$39,910	$116,083	$136,033
Basic earnings per common share	$0.52	$0.68	$2.09	$2.30
Diluted earnings per common share	$0.51	$0.67	$2.08	$2.28
Cash dividends declared per common share	$0.21	$0.16	$0.63	$0.48

See accompanying notes to consolidated financial statements

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)	Unaudited		Unaudited
Net earnings	$27,622	$39,910	$116,083	$136,033
Other comprehensive income (loss):
Foreign currency translation adjustments	41	3,470	(1,330)	3,439
Total other comprehensive income (loss)	41	3,470	(1,330)	3,439
COMPREHENSIVE INCOME	$27,663	$43,380	$114,753	$139,472

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$52,857	$61,087
Receivables, net of allowance for doubtful accounts of $7,386 and $6,917 in 2013 in 2012, respectively	48,527	48,822
Prepaid expenses and other assets	73,910	71,963
Rental merchandise, net
On rent	854,580	821,887
Held for rent	217,388	198,917
Merchandise held for installment sale	4,054	3,741
Property assets, net of accumulated depreciation of $427,201 and $398,039 in 2013 and 2012, respectively	324,648	309,800
Goodwill	1,353,941	1,344,665
Other intangible assets, net	7,405	8,223
	$2,937,310	$2,869,105
LIABILITIES
Accounts payable – trade	$124,256	$99,566
Accrued liabilities	306,699	309,066
Deferred income taxes	324,062	303,110
Senior debt	284,575	387,500
Senior notes	550,000	300,000
	1,589,592	1,399,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,036,927 and 108,530,911 shares issued in 2013 and 2012, respectively	1,090	1,085
Additional paid-in capital	759,814	784,725
Retained earnings	1,893,793	1,812,293
Treasury stock at cost, 55,552,836 and 50,495,378 shares in 2013 and 2012, respectively	(1,307,677)	(1,130,268)
Accumulated other comprehensive income	698	2,028
	1,347,718	1,469,863
	$2,937,310	$2,869,105

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$116,083	$136,033
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	487,412	464,560
Bad debt expense	3,031	2,543
Stock-based compensation expense	5,524	6,673
Depreciation of property assets	56,654	54,744
Loss on sale or disposal of property assets	2,035	1,833
Amortization of intangibles	1,897	4,042
Amortization of financing fees	2,338	2,074
Deferred income taxes	20,952	(960)
Excess tax benefit related to stock awards	(245)	(2,860)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(534,843)	(457,749)
Receivables	(2,736)	1,394
Prepaid expenses and other assets	(4,670)	(4,788)
Accounts payable – trade	24,689	37,528
Accrued liabilities	(5,212)	13,682
Net cash provided by operating activities	172,909	258,749
Cash flows from investing activities
Purchase of property assets	(73,761)	(73,103)
Proceeds from sale of property assets	1,620	4,898
Acquisitions of businesses	(13,829)	(5,249)
Net cash used in investing activities	(85,970)	(73,454)
Cash flows from financing activities
Purchase of treasury stock	(217,419)	(30,121)
Exercise of stock options	10,711	11,275
Excess tax benefit related to stock awards	245	2,860
Payments on capital leases	—	(27)
Proceeds from debt	631,435	321,985
Repayments of debt	(484,360)	(469,360)
Dividends paid	(35,564)	(28,505)
Net cash used in financing activities	(94,952)	(191,893)
Effect of exchange rate changes on cash	(217)	333
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,230)	(6,265)
Cash and cash equivalents at beginning of period	61,087	88,065
Cash and cash equivalents at end of period	$52,857	$81,800

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
Principles of Consolidation and Nature of Operations. These financial statements include the accounts of Rent-A-Center, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., RAC Acceptance, International and Franchising (formerly reported as ColorTyme).
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
Rent-A-Center Franchising International, Inc. (formerly ColorTyme, Inc.), an indirect wholly owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
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
Reclassification. We revised the 2012 consolidated statement of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 presentation. This reclassification resulted in a decrease in salaries and other expenses of $1.9 million and $6.7 million for the three- and nine-month periods ended September 30, 2012, with a corresponding increase to general and administrative expenses. This reclassification had no impact on net earnings or earnings per share for 2012.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2. Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		September 30, 2013		December 31, 2012
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,113	$6,101	$6,104	$6,098
Customer relationships	2	72,876	71,459	71,816	70,001
Vendor relationships	11	7,538	1,562	7,538	1,136
Total		$86,527	$79,122	$85,458	$77,235
The weighted average amortization period was approximately 21 months for intangible assets added during the three- and nine- month periods ended September 30, 2013. Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2013	$461
2014	1,523
2015	722
2016	569
2017	568
Thereafter	3,562
Total	$7,405
At September 30, 2013, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,298.4 million, $54.4 million and $1.1 million, respectively. At December 31, 2012, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,289.2 million, $54.4 million and $1.1 million, respectively.
A summary of the changes in recorded goodwill follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
Balance as of January 1,	$1,344,665	$1,339,125
Additions from acquisitions	9,779	6,874
Store dispositions and write-down	(797)	(1,221)
Post purchase price allocation adjustments	294	(113)
Balance as of the end of the period	$1,353,941	$1,344,665
Additions to goodwill due to acquisitions in the first nine months of 2013 were tax deductible.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Senior Debt.
Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility. The amounts outstanding under the term loan were $193.8 million and $212.5 million at September 30, 2013, and December 31, 2012, respectively, and the amounts outstanding under the revolving credit facility were $89.0 million and $175.0 million at September 30, 2013, and December 31, 2012, respectively.
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $115.1 million had been so utilized as of September 30, 2013, and at which date $295.9 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 2.25% and 1.25%, respectively, at September 30, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.17:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.53:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2013 ($804.9 million) by consolidated EBITDA for the 12-month period ending September 30, 2013 ($371.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending September 30, 2013, as adjusted for certain capital expenditures ($524.1 million), by consolidated fixed charges for the 12-month period ending September 30, 2013 ($342.3 million). For purposes of the covenant calculation,

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

“consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends and mandatory debt repayments.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $1.8 million and $0 at September 30, 2013, and December 31, 2012, respectively.

4. Subsidiary Guarantors – Senior Notes.
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
We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At September 30, 2013, our unrecognized tax benefits were increased by approximately $2.8 million from December 31, 2012.

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
At September 30, 2013, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2013 and December 31, 2012, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At September 30, 2013, the fair value of our 6.625% senior notes was $312.4 million, which was approximately $12.4 million above their carrying value of $300.0 million. At December 31, 2012, the fair value of our 6.625% senior notes was $327.0 million, which was approximately $27.0 million above their carrying value of $300.0 million. At September 30, 2013, the fair value of our 4.75% senior notes was $232.5 million, which was approximately $17.5 million below their carrying value of $250.0 million.

7. Stock Repurchase Plan.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. On May 2, 2013, we entered into an agreement with Goldman, Sachs & Co. ("Goldman Sachs") to repurchase $200.0 million of Rent-A-Center common stock under an accelerated stock buyback program ("the ASB transaction"). Under the agreement, we paid $200.0 million to Goldman Sachs on May 7, 2013, and we received an initial share delivery of 4,592,423 shares, which was estimated to represent 80% of shares expected to be purchased in the ASB transaction. The weighted value of these shares immediately reduced weighted-average shares outstanding in our calculation of earnings per share. The remainder of the ASB transaction was subject to a forward contract that settled in October 2013, at which time we received an additional 816,916 shares, ending the ASB transaction. Our consolidated balance sheet as of September 30, 2013, reflects $160.0 million in treasury stock and $40.0 million in additional paid-in capital. Upon final settlement in October 2013, $40.0 million will be reclassified from additional paid-in capital to treasury stock.
We have repurchased a total of 36,177,737 shares and 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million and $777.3 million as of September 30, 2013, and December 31, 2012, respectively, under our common stock repurchase program. In addition to the 4,592,423 shares repurchased pursuant to the accelerated stock

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

buyback in the second quarter of 2013, we repurchased 465,035 shares for $17.4 million in the first quarter of 2013, and no shares were repurchased in the third quarter of 2013.

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
Our International segment consists of our company-owned rent-to-own stores in Mexico and Canada. The nature of this segment’s operations and assets are the same as our Core U.S. segment. At September 30, 2013, we operated 150 stores in Mexico and 18 stores in Canada.
During the third quarter of 2013, ColorTyme, Inc., our franchisor of rent-to-own stores, changed its name to Rent-A-Center Franchising International, Inc., and all future franchises sold will be licensed under the Rent-A-Center name. This segment will be referred to as Franchising in the future. We offered our current franchisees the opportunity to convert their ColorTyme stores to the Rent-A-Center name. Our franchised stores use Rent-A-Center’s or ColorTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and initial fees for new locations. Segment assets include cash, franchise fee receivables, property assets and intangible assets.
To facilitate the conversion of ColorTyme branded stores to Rent-A-Center, we will sell some of our company-owned stores to existing franchisees, purchase some of the former ColorTyme stores and either operate them under the Rent-A-Center brand or merge them with existing stores, and some franchised stores will continue to operate under the ColorTyme brand. We will also bear certain re-imaging costs incurred by franchisees who elect to re-brand. We anticipate recording a pre-tax restructuring charge in the fourth quarter of 2013 in connection with this rebranding initiative. No restructuring charges were incurred in the third quarter of 2013.
We incur costs at our corporate headquarters that benefit our Core U.S., RAC Acceptance and International operating segments. Accordingly, we allocate such costs among these segments based on segment revenue to determine segment operating profit. Likewise, certain corporate assets used to support these operating segments, including the land and building in which the corporate headquarters are located and related property assets, cash and prepaid expenses are also allocated to these operating segments based on segment revenue. Because our Franchising segment has maintained a separate, independent corporate office, no additional corporate costs or assets have been allocated to that segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30, 2013
	Core U.S.	RAC Acceptance	International	Franchising	Total
Revenue	$608,333	$123,798	$14,968	$7,681	$754,780
Gross profit	442,971	74,083	10,739	1,539	529,332
Operating profit (loss)	44,943	18,855	(7,665)	399	56,532
Depreciation of property assets	16,401	1,323	1,677	20	19,421
Amortization and write-down of intangibles	497	142	—	—	639
Capital expenditures	22,340	2,819	3,781	—	28,940

	Three Months Ended September 30, 2012
	Core U.S.	RAC Acceptance	International	Franchising	Total
Revenue	$634,575	$83,838	$10,871	$10,030	$739,314
Gross profit	460,353	49,737	7,516	1,735	519,341
Operating profit (loss)	69,544	7,259	(9,046)	356	68,113
Depreciation of property assets	15,981	936	1,475	20	18,412
Amortization and write-down of intangibles	583	897	967	—	2,447
Capital expenditures	22,056	1,191	1,536	—	24,783

	Nine Months Ended September 30, 2013
	Core U.S.	RAC Acceptance	International	Franchising	Total
Revenue	$1,897,586	$368,454	$41,398	$27,134	$2,334,572
Gross profit	1,365,980	209,960	29,628	5,062	1,610,630
Operating profit (loss)	179,608	52,384	(20,384)	1,644	213,252
Depreciation of property assets	48,319	3,574	4,701	60	56,654
Amortization and write-down of intangibles	2,267	427	—	—	2,694
Capital expenditures	57,537	7,021	9,203	—	73,761

	Nine Months Ended September 30, 2012
	Core U.S.	RAC Acceptance	International	Franchising	Total
Revenue	$2,016,761	$248,626	$27,480	$31,399	$2,324,266
Gross profit	1,444,824	137,524	19,125	5,258	1,606,731
Operating profit (loss)	244,215	17,024	(23,617)	1,552	239,174
Depreciation of property assets	47,689	2,620	4,366	69	54,744
Amortization and write-down of intangibles	1,606	2,690	967	—	5,263
Capital expenditures	59,089	3,582	10,432	—	73,103

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information – selected balance sheet data (in thousands):
	September 30, 2013
	Core U.S.	RAC Acceptance	International	Franchising	Total
Rental merchandise, net
On rent	$574,871	$261,967	$17,742	$—	$854,580
Held for rent	205,674	3,579	8,135	—	217,388
Total assets	2,513,251	351,407	71,443	1,209	2,937,310

	December 31, 2012
	Core U.S.	RAC Acceptance	International	Franchising	Total
Rental merchandise, net
On rent	$597,771	$209,964	$14,152	$—	$821,887
Held for rent	189,526	2,979	6,412	—	198,917
Total assets	2,508,370	292,070	65,954	2,711	2,869,105

9. Stock-Based Compensation.
We recognized $1.8 million and $1.9 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended September 30, 2013 and 2012, respectively, and $5.5 million and $6.7 million, during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, we granted approximately 638,000 stock options, 155,000 performance-based restricted stock units and 85,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 30.61% to 44.35%, a risk-free interest rate of 0.27% to 1.73%, an expected dividend yield of 2.2% to 2.4% and an expected life of 2.33 to 6.25 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2013, was $35.65 and the weighted-average grant-date fair value was $9.21. The restricted stock units are valued using the last trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2013, was $32.45.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$27,622	53,438	$0.52
Effect of dilutive stock awards	—	374
Diluted earnings per common share	$27,622	53,812	$0.51

	Three Months Ended September 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$39,910	58,882	$0.68
Effect of dilutive stock awards	—	430
Diluted earnings per common share	$39,910	59,312	$0.67

	Nine Months Ended September 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$116,083	55,423	$2.09
Effect of dilutive stock awards	—	377
Diluted earnings per common share	$116,083	55,800	$2.08

	Nine Months Ended September 30, 2012
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$136,033	59,098	$2.30
Effect of dilutive stock awards	—	511
Diluted earnings per common share	$136,033	59,609	$2.28
For the three-month periods ended September 30, 2013 and 2012, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,183,826 and 691,491, respectively.
For the nine-month periods ended September 30, 2013 and 2012, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 1,340,372 and 1,059,078, respectively.

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
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “RAC Acceptance” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 1,254 RAC Acceptance locations at September 30, 2013, and we intend to continue growing the RAC Acceptance segment by expanding the number of our retail partners and the number of locations with our existing retail partners. Capital expenditures related to opening a RAC Acceptance kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment. There is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations. In addition, we are rapidly expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
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
Brand name merchandise. We offer well-known brands such as LG, Panasonic, Philips, Sony and Toshiba home electronics; Whirlpool appliances; Acer, Apple, Asus, Dell, Hewlett-Packard, Samsung, Sony and Toshiba computers and/or tablets; and Albany, Ashley, England, Klaussner, Lane, Standard and Welton furniture.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 84% and 87% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our International segment, respectively. Payments are made in advance on a monthly basis in our RAC Acceptance segment.
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
Our Operating Segments
We report four operating segments: Core U.S., RAC Acceptance, International and Franchising. Additional information regarding our operating segments is provided in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 81% of our consolidated net revenues and approximately 84% of our operating profit for the nine months ended September 30, 2013. We continue to believe there are attractive opportunities to expand our presence in the U.S. rent-to-own industry. We plan to continue opening new stores in targeted markets and acquiring existing rent-to-own stores and store account portfolios. We will focus new market penetration in adjacent areas or regions that we believe are underserved by the rent-to-own industry. In addition, we intend to pursue our acquisition strategy of targeting under-performing and under-capitalized rent-to-own stores. We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Our strategy to grow further the Core U.S. segment is focused on providing compelling product values for our customers through the use of strategic merchandise purchases and new marketing strategies. Approximately 75% of our business in this segment is from repeat customers. In addition, we seek to expand the offering of product lines to appeal to more customers, thus growing our customer base. At September 30, 2013, we operated 2,974 company-owned stores nationwide and in Puerto Rico, including 43 retail installment sales stores under the names “Get It Now” and “Home Choice.”
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
We intend to grow the RAC Acceptance segment by increasing both the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes expanding customer awareness of the rent-to-own transaction by implementing joint marketing efforts with our retail partners. At September 30, 2013, we operated 1,254 kiosk locations inside furniture and electronics retailers located in 37 states and Puerto Rico. We expect to add approximately 325 kiosk locations in 2013.
International
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada. We are expanding our operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.
In Mexico, our strategy includes entering complementary new market areas, while expanding our presence in currently existing market areas. At September 30, 2013, we operated 150 stores after adding 60 rent-to-own store locations in 2013.
We currently operate 18 stores in Canada.
Franchising
During the third quarter of 2013, ColorTyme, Inc., our franchisor of rent-to-own stores, changed its name to Rent-A-Center Franchising International, Inc., in connection with an offer to its current franchisees of the opportunity to convert their existing ColorTyme stores to the Rent-A-Center brand. We have ceased marketing franchises under the "ColorTyme" trade name and this segment will be referred to as Franchising in the future. Our franchised stores use Rent-A-Center’s or ColorTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program.
To facilitate the conversion of ColorTyme branded stores to Rent-A-Center, we will sell some of our company-owned stores to existing franchisees, purchase some of the former ColorTyme stores and either operate them under the Rent-A-Center brand or merge them with existing stores, and some franchised stores will continue to operate under the ColorTyme brand. We will also bear certain re-imaging costs incurred by franchisees who elect to re-brand. We anticipate recording a pre-tax restructuring charge in the fourth quarter of 2013 in connection with this rebranding initiative in the range of $1 million to $3 million. No restructuring charges were incurred in the third quarter of 2013. We believe that a unified network of both company-owned and franchised stores operating under the Rent-A-Center name creates a stronger service offering for our customers and leverages our growth efforts to reach more customers.
At September 30, 2013, this segment franchised 213 stores in 32 states. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $35,000 per new location.
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
We continually institute procedures to manage our loss exposure and increases in health care costs associated with our insurance claims through our risk management function, including a transitional duty program for injured workers, ongoing safety and accident prevention training, and various other programs designed to minimize losses and improve our loss experience in our store locations. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company-specific development factors, general industry loss development factors and third-party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our reserves by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third-party claim administrator loss estimates, and make adjustments to our reserves as needed.
As of September 30, 2013, and December 31, 2012 the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $116.3 million and $116.1 million, respectively. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 8 to the consolidated financial statements. At September 30, 2013, the amount of goodwill allocated to the Core U.S., RAC Acceptance and International segments was approximately $1,298.4 million, $54.4 million and $1.1 million, respectively, and no impairment of goodwill was indicated.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at the time of sale.
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
We revised the 2012 consolidated statement of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 presentation. This reclassification resulted in a decrease in salaries and other expenses of $1.9 million for the three months ended September 30, 2012, and $6.7 million for the nine months ended September 30, 2012, with a corresponding increase to general and administrative expenses during those periods. This reclassification had no impact on net earnings or earnings per share for 2012.
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
2013 Overview
Core U.S. segment. Rentals and fees revenue and merchandise sales decreased compared to the prior year. Same store revenue generally represents revenue earned in 2,798 stores that were operated by us for 13 months or more. Same store revenues decreased by $122.3 million, or 6.7%, to $1,709.5 million for the nine months ended September 30, 2013, as compared to $1,831.7 million

RENT-A-CENTER, INC. AND SUBSIDIARIES

in 2012. We experienced an unusually high volume of early purchase options in the prior year contributing to our recurring revenue portfolio being down year-over year going into 2013, decreasing both merchandise sales and rentals and fees revenue in the current period. Our portfolio of agreements surpassed prior year levels in the third quarter of 2013, however, electronic product deflation coupled with promotional activity caused our average revenue per agreement (ticket) to lag behind the prior year, driving negative same store revenue. Additionally, we believe our business has been negatively impacted throughout the year by a delay in the issuance of U.S. federal income tax refunds, higher payroll taxes and overall macroeconomic conditions.
RAC Acceptance segment. During the nine months ended September 30, 2013, we continued our expansion of this segment, adding 288 locations during the period. Revenues in the nine months ended September 30, 2013, increased 48.2% and gross profit increased 52.7% compared to same period in the prior year, and the segment generated operating profit of $52.4 million compared to $17.0 million for the comparable period in the prior year. This segment contributed 15.8% of consolidated revenue in the nine months ended September 30, 2013. Same store revenue generally represents revenue earned in 768 locations that were operated by us for 13 months or more. Same store revenues increased by $65.3 million, or 31.6%, to $271.7 million for the nine months ended September 30, 2013, as compared to $206.4 million in 2012. While the higher cost of merchandise results in lower gross margins in this segment, this segment's kiosk model has lower operating costs than our other operating segments, resulting in a positive contribution to operating profit while maintaining an aggressive growth plan.
International segment. Revenues in the nine months ended September 30, 2013, increased 50.6% and gross profit increased 54.9% over the same period in the prior year. Same store revenue generally represents revenue earned in 91 stores that were operated by us for 13 months or more. Same store revenues increased by $9.0 million, or 48.3%, to $27.6 million for the nine months ended September 30, 2013, as compared to $18.6 million in 2012. Our primary target of international expansion is in Mexico, where we have added 60 stores during the first nine months of 2013. As the older stores become profitable, those profits are offset by the expected losses experienced in the new stores.
Franchising segment. During the nine months ended September 30, 2013, this segment continued to generate modest operating profit, and we continue to explore domestic and international franchise expansion, specifically with the rebranding initiative discussed above. We anticipate recording a pre-tax restructuring charge in the fourth quarter of 2013 in this segment in the range of $1 million to $3 million to re-brand certain stores from ColorTyme to Rent-A-Center. No restructuring charges were incurred in the third quarter of 2013.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Store Revenue. Total store revenue increased by $17.8 million, or 2.4%, to $747.1 million for the three months ended September 30, 2013, from $729.3 million for the three months ended September 30, 2012. Store revenue increased approximately $40.0 million in the RAC Acceptance segment and approximately $4.1 million in the International segment, partially offset by a decrease of approximately $26.2 million in the Core U.S. segment.
Rental and Fee Revenue. Rentals and fees increased by $19.3 million, or 3.0%, to $671.3 million for the three months ended September 30, 2013, from $652.1 million for the three months ended September 30, 2012. Rental and fee revenue increased approximately $34.4 million in the RAC Acceptance segment and approximately $4.1 million in the International segment, partially offset by a decrease of approximately $19.3 million in the Core U.S. segment.
Merchandise Sales Revenue. Merchandise sales decreased by $5.0 million, or 8.6%, to $53.8 million for the three months ended September 30, 2013, from $58.9 million for the three months ended September 30, 2012. Merchandise sales decreased approximately $10.5 million in the Core U.S. segment, partially offset by an increase of approximately $5.6 million in the RAC Acceptance segment.
Same store revenue generally represents revenue earned in 3,542 locations that were operated by us for 13 months or more. Same store revenues decreased by $5.6 million, or 0.8%, to $654.1 million for the three months ended September 30, 2013, as compared to $659.7 million in 2012. The decrease in same store revenues was primarily attributable to a 5.1% decrease in the Core U.S. segment, partially offset by increases of 29.3% and 33.1% in the RAC Acceptance and International segments.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2013, increased by $12.2 million, or 7.7%, to $171.0 million as compared to $158.8 million in 2012. Growth in the RAC Acceptance and International segments generated increases in the cost of rentals and fees of approximately $11.2 million and $0.9 million, respectively. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 25.5% for the three months ended September 30, 2013, as compared to 24.4% in 2012, driven by higher merchandise costs in the RAC Acceptance segment and selective price or term decreases in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $5.2 million, or 10.8%, to $42.3 million for the three months ended September 30, 2013, from $47.5 million in 2012, driven by a $9.6 million decrease in the Core U.S. segment, partially offset

RENT-A-CENTER, INC. AND SUBSIDIARIES

by a $4.5 million increase in the RAC Acceptance segment. The gross margin percent of merchandise sales increased to 21.3% for the three months ended September 30, 2013, from 19.3% in 2012, primarily due to changes in early purchase option pricing.
Gross Profit. Gross profit increased by $10.0 million, or 1.9%, to $529.3 million for the three months ended September 30, 2013, from $519.3 million in 2012, primarily due to increased store revenue in the RAC Acceptance segment as discussed above. Gross profit increased $24.3 million and $3.2 million in the RAC Acceptance and International segments, respectively, and decreased $17.4 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 70.1% for the three months ended September 30, 2013, from 70.2% in 2012, primarily due to growth in the RAC Acceptance segment, which generally has lower gross margins.
Salaries and Other Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. Salaries and other expenses increased by $24.4 million, or 5.9%, to $435.1 million for the three months ended September 30, 2013, as compared to $410.7 million in 2012. This included increases of $12.2 million and $2.8 million in our RAC Acceptance and International segments, respectively, attributable to increased expenses associated with expansion in those segments, primarily payroll and payroll-related expenses. Salaries and other expenses also increased $8.2 million in the Core U.S. segment due primarily to increased operating costs in our stores. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 3.2% for the three months ended September 30, 2013, as compared to 2.6% in 2012. Salaries and other expenses expressed as a percentage of total store revenue increased to 58.2% for the three months ended September 30, 2013, from 56.3% in 2012, due primarily to a decrease in store revenue in the Core U.S. segment.
General and Administrative Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. General and administrative expenses decreased by $1.0 million, or 2.7%, to $37.1 million for the three months ended September 30, 2013, as compared to $38.1 million in 2012. General and administrative expenses expressed as a percentage of total revenue decreased to 4.9% for the three months ended September 30, 2013, from 5.2% in 2012.
Operating Profit. Operating profit decreased by $11.6 million, or 17.0%, to $56.5 million for the three months ended September 30, 2013, as compared to $68.1 million in 2012. Operating profit as a percentage of total revenue decreased to 7.5% for the three months ended September 30, 2013, from 9.2% in 2012. Operating profit for the three months ended September 30, 2013, decreased primarily due to a $24.6 million decrease in the Core U. S. segment, partially offset by increases of $11.6 million and $1.4 million in our RAC Acceptance and International segments, respectively.
Net Earnings and Earnings per Share. Net earnings decreased by $12.3 million, or 30.8%, to $27.6 million for the three months ended September 30, 2013, as compared to $39.9 million in 2012. This decrease was attributable to a $11.6 million decrease in operating profit and a $2.8 million increase in interest expense, partially offset by a $2.1 million decrease in income tax expense in 2013 as compared to 2012. Diluted earnings per share decreased $0.16, or 23.9%, to $0.51 for the three months ended September 30, 2013, compared to $0.67 in 2012, primarily due to a reduction in net earnings, partially offset by a decrease in weighted shares outstanding resulting from our common stock buyback program.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Store Revenue. Total store revenue increased by $14.6 million, or 0.6%, to $2,307.4 million for the nine months ended September 30, 2013, from $2,292.9 million for the nine months ended September 30, 2012. Store revenue increased approximately $119.8 million and $13.9 million in the RAC Acceptance and International segments, respectively, substantially offset by a decrease of approximately $119.2 million in the Core U.S. segment.
Rental and Fee Revenue. Rentals and fees increased by $24.9 million, or 1.2%, to $2,013.9 million for the nine months ended September 30, 2013, from $1,989.0 million for the nine months ended September 30, 2012. Rental and fee revenue increased approximately $100.2 million in the RAC Acceptance segment and approximately $14.0 million in the International segment, partially offset by a decrease of approximately $89.3 million in the Core U.S. segment.
Merchandise Sales Revenue. Merchandise sales decreased by $15.2 million, or 6.3%, to $227.2 million for the nine months ended September 30, 2013, from $242.3 million for the nine months ended September 30, 2012. Merchandise sales decreased approximately $34.4 million in the Core U.S. segment, partially offset by an increase of approximately $19.4 million in the RAC Acceptance segment.
Same store revenue generally represents revenue earned in 3,657 locations that were operated by us for 13 months or more. Same store revenues decreased by $48.0 million, or 2.3%, to $2,008.8 million for the nine months ended September 30, 2013, as compared to $2,056.8 million in 2012. The decrease in same store revenues was primarily attributable to a 6.7% decrease in the Core U.S. segment, partially offset by increases of 31.6% and 48.3% in the RAC Acceptance and International segments, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2013, increased by $25.9 million, or 5.4%, to $507.8 million as compared to $482.0 million in 2012. Growth in the RAC Acceptance and International segments generated increases in the cost of rentals and fees of approximately $33.5 million and $3.4 million, respectively, partially offset by a decrease in the Core U.S. segment of $11.0 million. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 25.2% for the nine months ended September 30, 2013, as compared to 24.2% in 2012, driven by higher merchandise costs in the RAC Acceptance segment and selective price or term decreases in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $16.1 million, or 8.4%, to $175.9 million for the nine months ended September 30, 2013, from $192.0 million in 2012, driven by a $30.1 million decrease in the Core U.S. segment, partially offset by a $13.9 million increase in the RAC Acceptance segment. The gross margin percent of merchandise sales increased to 22.6% for the nine months ended September 30, 2013, from 20.8% in 2012, primarily due to changes in early purchase option pricing.
Gross Profit. Gross profit increased by $3.9 million, or 0.2%, to $1,610.6 million for the nine months ended September 30, 2013, from $1,606.7 million in 2012, primarily due to increases in revenue in the RAC Acceptance and International segments as discussed above, partially offset by a decrease in revenue in the Core U.S. segment. Gross profit increased $72.4 million and $10.5 million in the RAC Acceptance and International segments, respectively. and decreased $78.8 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 69.0% for the nine months ended September 30, 2013, from 69.1% in 2012, primarily due to growth in the RAC Acceptance segment, which generally has lower gross margins.
Salaries and Other Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. Salaries and other expenses increased by $31.7 million, or 2.5%, to $1,280.5 million for the nine months ended September 30, 2013, as compared to $1,248.7 million in 2012. This included increases of $34.4 million and $7.6 million in our RAC Acceptance and International segments, respectively, attributable to increased expenses associated with expansion in those segments, primarily payroll and payroll-related expenses. These increases were partially offset by a decrease of $11.0 million in the Core U.S. segment due primarily to our efforts to reduce operating costs in our stores. Charge offs in our Core U.S. rental stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.7% for the nine months ended September 30, 2013, as compared to 2.3% in 2012. Salaries and other expenses expressed as a percentage of total store revenue increased to 55.5% for the nine months ended September 30, 2013, from 54.5% in 2012, due primarily to the expansion of our RAC Acceptance and International segments, as well as a decrease in store revenue in the Core U.S. segment.
General and Administrative Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note 1 to the financial statements. General and administrative expenses increased by $0.7 million, or 0.6%, to $114.2 million for the nine months ended September 30, 2013, as compared to $113.6 million in 2012. General and administrative expenses expressed as a percentage of total revenue were 4.9% for both nine-month periods ended September 30, 2013 and 2012.
Operating Profit. Operating profit decreased by $25.9 million, or 10.8%, to $213.3 million for the nine months ended September 30, 2013, as compared to $239.2 million in 2012. Operating profit as a percentage of total revenue decreased to 9.1% for the nine months ended September 30, 2013, from 10.3% in 2012. Operating profit for the nine months ended September 30, 2013, decreased primarily due to a $64.6 million decrease in the Core U. S. segment, partially offset by increases of $35.4 million and $3.2 million in our RAC Acceptance and International segments, respectively.
Net Earnings and Earnings per Share. Net earnings decreased by $20.0 million, or 14.7%, to $116.1 million for the nine months ended September 30, 2013, as compared to $136.0 million in 2012. This decrease was primarily attributable to a $25.9 million decrease in operating profit and a $3.4 million increase in interest expense, partially offset by a $9.1 million decrease in income tax expense in 2013 as compared to 2012. Diluted earnings per share decreased $0.20, or 8.8%, to $2.08 for the nine months ended September 30, 2013, compared to $2.28 in 2012 primarily due to a reduction in net earnings, partially offset by a decrease in weighted shares outstanding resulting from our common stock repurchase program.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2013, we generated $172.9 million in operating cash flow. We raised $250.0 million in a bond offering, using $200.0 million to purchase shares of our common stock in an accelerated stock buyback program. We used the remaining net proceeds to pay down a portion of our revolving debt. Other uses of cash were $73.8 million for capital expenditures, $35.6 million for payment of dividends and $17.4 million to repurchase shares of our common stock in the first quarter in addition to the accelerated stock buyback program discussed above. We ended this nine-month period with $52.9 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Analysis of Cash Flow. Cash provided by operating activities decreased $85.8 million to $172.9 million for the nine months ended September 30, 2013, from $258.7 million in 2012. This decrease was primarily attributable to changes in inventory and accounts payable balances.
Cash used in investing activities increased $12.5 million to $86.0 million for the nine months ended September 30, 2013, from $73.5 million in 2012, due primarily to an increase in acquisitions of businesses and a decrease in the sale of property assets.
Net cash used in financing activities decreased $96.9 million to $95.0 million for the nine months ended September 30, 2013, from $191.9 million million in 2012. Proceeds from debt increased $309.5 million and repayments of outstanding indebtedness increased $15.0 million in 2013 compared to 2012, partially offset by a $187.3 million increase in repurchases of our common stock and a $7.1 million increase in dividends paid.
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
We believe the cash flow generated from operations, together with amounts available under our senior credit facilities, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $332.9 million was available at October 21, 2013. At October 21, 2013, we had $40.8 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Merchandise. A reconciliation of merchandise, which includes purchases, follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	(In thousands)
Beginning merchandise value	$1,071,680	$924,945
Merchandise additions through acquisitions	2,187	1,472
Purchases	251,175	260,622
Depreciation of rental merchandise	(164,276)	(153,078)
Cost of goods sold	(48,327)	(52,872)
Skips and stolens	(27,413)	(22,497)
Other merchandise deletions (1)	(9,004)	(6,560)
Ending merchandise value	$1,076,022	$952,032

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(In thousands)
Beginning merchandise value	$1,024,545	$957,290
Merchandise additions through acquisitions	4,607	1,553
Purchases	828,136	752,208
Depreciation of rental merchandise	(487,412)	(464,560)
Cost of goods sold	(194,044)	(209,439)
Skips and stolens	(73,027)	(63,278)
Other merchandise deletions (1)	(26,783)	(21,742)
Ending merchandise value	$1,076,022	$952,032

(1)	Other merchandise deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores. We spent $73.8 million and $73.1 million on capital expenditures during the nine-month periods ended September 30, 2013 and 2012, respectively, and expect to spend an aggregate of approximately $110.0 million in 2013.
Acquisitions and New Location Openings. During the first nine months of 2013, we used approximately $13.8 million in cash acquiring locations and accounts in 22 separate transactions.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below summarizes the location activity for the nine-month period ended September 30, 2013.

	Nine Months Ended September 30, 2013
	Core U.S.	RAC Acceptance	International	Franchising	Total
Locations at beginning of period	2,990	966	108	224	4,288
New location openings	15	320	62	9	406
Acquired locations remaining open	12	—	—	—	12
Closed locations
Merged with existing locations	40	31	2	—	73
Sold or closed with no surviving location	3	1	—	20	24
Locations at end of period	2,974	1,254	168	213	4,609
Acquired locations closed and accounts merged with existing locations	18	—	—	—	18
Total approximate purchase price of acquired stores (in thousands)	$13,829	$—	$—	$—	$13,829
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
The table below shows the scheduled maturity dates of our senior term loan outstanding at September 30, 2013:

Year Ending December 31,	(In thousands)
2013	$6,250
2014	25,000
2015	25,000
2016	137,500
$193,750

The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $115.1 million had been so utilized as of October 21, 2013, at which date $72.0 million was outstanding and $312.9 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.17% at October 21, 2013. The margins on the Eurodollar rate and on the prime rate, which were 2.25% and 1.25%, respectively, at September 30, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of September 30, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.17:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.53:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2013 ($804.9 million) by consolidated EBITDA for the 12-month period ending September 30, 2013 ($371.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending September 30, 2013, as adjusted for certain capital expenditures ($524.1 million), by consolidated fixed charges for the 12-month period ending September 30, 2013 ($342.3 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends and mandatory debt repayments.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $1.8 million and $0 at September 30, 2013, and December 31, 2012, respectively.
Store Leases. We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $40.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $60.0 million, of which $20.1 million was outstanding as of September 30, 2013.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2013:

	Payments Due by Period
Contractual Cash Obligations	Total		2013	2014-2015	2016-2017	Thereafter
	(In thousands)
Senior Debt (including current portion)	$284,575	(1)	$6,250	$51,825	$226,500	$—
6.625% Senior Notes(2)	449,060		9,938	39,750	39,750	359,622
4.75% Senior Notes(3)	344,970		5,904	23,750	23,750	291,566
Operating Leases	562,924		48,797	330,386	162,766	20,975
Total(4)	$1,641,529		$70,889	$445,711	$452,766	$672,163

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2013, was 0.18%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(4)
As of September 30, 2013, we have $13.0 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. On May 2, 2013, we entered into an agreement with Goldman, Sachs & Co. ("Goldman Sachs") to repurchase $200.0 million of Rent-A-Center common stock under an accelerated stock buyback program ("the ASB transaction"). Under the agreement, we paid $200.0 million to Goldman Sachs on May 7, 2013, and we received an initial share delivery of 4,592,423 shares, which was estimated to represent 80% of shares expected to be purchased in the ASB transaction. The weighted value of these shares immediately reduced weighted-average shares outstanding in our calculation of earnings per share. The remainder of the ASB transaction was subject to a forward contract that settled in October 2013, at which time we received an additional 816,916 shares, ending the ASB transaction. Our consolidated balance sheet as of September 30, 2013, reflects $160.0 million in treasury stock and $40.0 million in additional paid-in capital. Upon final settlement in October 2013, $40.0 million will be reclassified from additional paid-in capital to treasury stock.
We have repurchased a total of 36,177,737 shares and 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million and $777.3 million as of September 30, 2013 and December 31, 2012, respectively, under this common stock repurchase program. In addition to the 4,592,423 shares repurchased pursuant to the accelerated stock buyback in the second quarter of 2013, we repurchased 465,035 shares for $17.4 million in the first quarter of 2013, and no shares were repurchased in the third quarter of 2013.
Economic Conditions. Although our performance has not suffered materially in previous economic downturns, we cannot assure you that demand for our products, particularly in higher price ranges, will not significantly decrease in the event of a prolonged recession. Fluctuations in our current and potential customers’ monthly disposable income or high levels of unemployment could adversely impact our results of operations. In addition, inflation or deflation in any of our core product categories may impact our revenue and gross profit margins.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Effect of New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Both early adoption and retrospective application are permitted, and we are currently evaluating the date and method of adoption. This standard will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2013, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $193.8 million outstanding in term loans, $89.0 million outstanding on our revolving credit facility and $1.8 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate. The fair value of the 6.625% senior notes, based on the closing price at September 30, 2013, was $312.4 million. The fair value of the 4.75% senior notes, based on the closing price at September 30, 2013, was $232.5 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2013, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at September 30, 2013, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $2.9 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders' equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be

RENT-A-CENTER, INC. AND SUBSIDIARIES

disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2013, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. For the quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rent-A-Center, Inc.

By /s/  Robert D. Davis
Robert D. Davis
Executive Vice President - Finance,
Treasurer and Chief Financial Officer

Date: October 25, 2013

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

10.14†*	Form of Loyalty and Confidentiality Agreement entered into with management

10.15†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

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

10.24†*	Form of Executive Transition Agreement entered into with management

10.25†*	Employment Agreement, dated October 2, 2006, and amended and restated as of September 6, 2013, between Rent-A-Center, Inc. and Mark E. Speese

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

10.32
First Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of July 25, 2012 (Incorporated herein by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.33
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

10.34*	Second Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of August 30, 2013

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