Form 10-K
period 2013-12-31
RENT A CENTER INC DE
filed 2014-03-03
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Aggregate market value of the 51,749,850 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 28, 2013	$1,943,206,868
Number of shares of Common Stock outstanding as of the close of business on February 21, 2014:	52,775,592

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

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

PART I
Item 1. Business.

History of Rent-A-Center
Unless the context indicates otherwise, references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center, Inc., the parent, and any or all of its direct and indirect subsidiaries.
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
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own stores and to seek additional distribution channels for our products and services. One of our current growth strategies is our “Acceptance Now” (previously "RAC Acceptance") model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. The number of Acceptance Now locations increased to 1,325 at December 31, 2013, from 384 at December 31, 2010, and we intend to continue growing the Acceptance Now segment by expanding the number of our retail partners, increasing the number of locations with our existing retail partners and launching a virtual capability. In addition, we are expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
Our operations historically have generated strong cash flow. As a result, we have been able to invest in new business opportunities, execute strategic acquisitions, expand into different markets, make ongoing improvements in our support infrastructure and return value to shareholders, while maintaining a strong balance sheet.
Our principal executive offices are located at 5501 Headquarters Drive, Plano, Texas 75024. Our telephone number is (972) 801-1100 and our company website is www.rentacenter.com. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K. We make available free of charge on or through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Additionally, we provide electronic or paper copies of our filings free of charge upon request.
The Rental Purchase Transaction
The rental purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the rental purchase transaction include:
Brand name merchandise. We offer well-known brands such as LG, Samsung, Sony, Toshiba and Vizio home electronics; Whirlpool appliances; Acer, Apple, Asus, Dell, Hewlett-Packard, Samsung, Sony and Toshiba computers and/or tablets; and Albany, Ashley, England, Klaussner, Lane, Standard and Welton furniture.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 83% and 89% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our International segment, respectively. Payments are made in advance on a monthly basis in our Acceptance Now segment.
No negative consequences. A customer may terminate a rental purchase agreement at any time without penalty.

No credit needed. Generally, we do not conduct a formal credit investigation of our customers. We verify a customer’s residence and sources of income. References provided by the customer are also contacted to verify the information contained in the rental purchase order form.
Delivery & set-up included. We generally offer same-day or next-day delivery and installation of our merchandise at no additional cost to the customer in our rent-to-own stores. Our Acceptance Now locations rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer.
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

Our Operating Segments
We report four operating segments: Core U.S., Acceptance Now, International, and Franchising. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note Q in the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States and Puerto Rico, is our largest operating segment, comprising approximately 81% of our consolidated net revenues and approximately 84% of our operating profit for the year ended December 31, 2013. Approximately 72% of our business in this segment is from repeat customers.
We recently launched a multi-year program designed to transform and modernize our operations company-wide in order to improve the profitability of the Core U.S. segment while continuing to support our Acceptance Now and International segments. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as developing a new supply chain, formulating a customer-focused value-based pricing strategy, optimizing our store footprint, and innovating our digital e-commerce capabilities.
At December 31, 2013 we operated 2,992 company-owned stores nationwide and in Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Acceptance Now
Through our Acceptance Now segment, we generally provide an on-site rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store Acceptance Now representative who explains an alternative transaction for acquiring the use and ownership of the merchandise. Because we neither require nor perform a formal credit investigation for the approval of the rental purchase transaction, applicants who meet the basic criteria are generally approved. We believe our Acceptance Now program is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the inventory item directly from it and future rental payments are generally made at the retailer’s location. We believe consumers also benefit from our Acceptance Now program because they are able to obtain the products they want and need without the necessity of credit.
Each Acceptance Now kiosk location typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. Accordingly, capital expenditures with respect to a new Acceptance Now location are minimal. Likewise, any exit costs associated with the closure of an Acceptance Now location would also be immaterial on an individual basis.
We rely on our third-party retail partners to deliver merchandise rented by the customer. Such third-party retail partners typically charge us a fee for delivery, which we pass on to the customer. In the event the customer returns rented merchandise, we pick it up at no additional charge. Merchandise returned from an Acceptance Now kiosk location is offered for rent at one of our Core U.S. rent-to-own stores.
In 2013, approximately 22% of the total revenues of the Acceptance Now segment originated at our Acceptance Now kiosks located in stores operated by a nationwide furniture retailer and 81 of its licensees, collectively. An additional approximately 37% of the total revenues in the Acceptance Now segment in 2013 was generated by our Acceptance Now kiosks located in stores operated by three of our other third-party retail partners.
We intend to grow the Acceptance Now segment by increasing the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. As of December 31, 2013, we operated 1,325 kiosk locations inside furniture, electronics and appliance retailers located in 38 states and Puerto Rico. We expect to open approximately 100 kiosk locations in 2014.
International
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada. We are expanding our operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.
We will expand operations into Mexico City and other complementary new market areas, while expanding our presence in currently existing market areas. At December 31, 2013, we operated 151 stores after adding 61 rent-to-own store locations in 2013 in Mexico, and we expect to open approximately 30 stores in 2014.
We currently operate 18 stores in Canada.
We are subject to the risks of doing business internationally as described under "Risk Factors."
Franchising
During 2013, ColorTyme, Inc., our franchisor of rent-to-own stores, changed its name to Rent-A-Center Franchising International, Inc., in connection with an offer to its current franchisees of the opportunity to convert their existing ColorTyme stores to the Rent-A-Center brand. We have ceased marketing franchises under the "ColorTyme" trade name and this segment is now referred to as Franchising. Our franchised stores use Rent-A-Center's, ColorTyme's or RimTyme's trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own transaction.
To facilitate the conversion of ColorTyme branded stores to Rent-A-Center, we sold some of our company-owned stores to existing franchisees and purchased some of the former ColorTyme stores and are either operating them under the Rent-A-Center brand or merged them with existing stores. We believe that an unified network of both company-owned and franchised stores operating under the Rent-A-Center name creates a stronger service offering for our customers and leverages our growth efforts to reach more customers.
At December 31, 2013, this segment franchised 179 stores in 30 states operating under the Rent-A-Center (92 stores), ColorTyme (61 stores) and RimTyme (26 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $35,000 per new location.

The following table summarizes our locations allocated among these operating segments as of December 31:

	2013	2012	2011
Core U.S.	2,992	2,990	2,994
Acceptance Now	1,325	966	750
International
Canada	18	18	28
Mexico	151	90	52
Franchising	179	224	216
Total locations	4,665	4,288	4,040

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
Acceptance Now kiosks are located within the premises of third-party retailers. Each kiosk typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer.
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
Consumer electronic products offered by our stores include high definition televisions, home theater systems, video game consoles and stereos from top name-brand manufacturers such as LG, Samsung, Sony, Toshiba and Vizio. We offer major appliances manufactured by Whirlpool, including refrigerators, freezers, washing machines, dryers, and ranges. We offer desktop, laptop and tablet computers from Acer, Apple, Asus, Dell, Hewlett-Packard, Samsung, Sony and Toshiba. We offer a variety of furniture products, including dining room, living room and bedroom furniture featuring a number of styles, materials and colors. We offer furniture made by Albany, Ashley, England, Klaussner, Lane, Standard and Welton. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.
The merchandise assortment may vary in our International stores according to market characteristics and consumer demand unique to the particular country in which we are operating. For example, in Mexico, the appliances we offer are sourced locally, providing our customers in Mexico the look and feel to which they are accustomed in that product category.
Acceptance Now locations offer the merchandise as available at the applicable third-party retailer.
For the year ended December 31, 2013, furniture and accessories accounted for approximately 39% of our consolidated store rental revenue, consumer electronic products for 28%, appliances for 18% and computers for 15%.

Product Turnover
On average, in the Core U.S. segment, a rental term of 16 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to three customers before a customer acquires ownership. Ownership is attained in approximately 25% of rental purchase agreements in the Core U.S. segment. The average total life for each product in our Core U.S. segment is approximately 18 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by product turnover and the key features of rental purchase transactions, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
Collections
Store managers use our management information system to track collections on a daily basis. Generally, our goal is to have no more than 5.99% of our rental agreements past due one day or more each Saturday evening in our Core U.S. rent-to-own stores. For fiscal years 2013, 2012, and 2011, the average week ending past due percentages were 7.46%, 6.76% and 7.07%, respectively. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between our employees and customers, and the availability of lifetime reinstatement.
If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on the 90th day following the time the account became past due in the Core U.S. and International segments, and on the 150th day in the Acceptance Now segment. Charge offs due to customer stolen merchandise in our Core U.S. rent-to-own stores, expressed as a percentage of rental store revenues, were approximately 2.7% in 2013, 2.4% in 2012, and 2.5% in 2011. Charge offs due to customer stolen merchandise in our Acceptance Now segment, expressed as a percentage of rental revenues, were approximately 5.5% in 2013, 5.4% in 2012, and 4.1% in 2011, which is higher than the Core U.S. segment due to the higher cost of rental merchandise in this segment. The ratio of agreement charge offs to total agreements in this segment is comparable to the Core U.S. segment.

Management
Our executive management team has extensive rent-to-own or similar retail experience and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. In addition, our regional and district managers have long tenures with us, and we have a history of promoting management personnel from within. We believe this extensive industry and company experience will allow us to effectively execute our domestic and international growth strategies.

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
In our Core U.S. and International segments, we purchase our rental merchandise from a variety of manufacturers and distributors. In 2013, approximately 11% of our merchandise purchases were attributable to Whirlpool. No other brand accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
In our Acceptance Now segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a rental purchase agreement with us.

With respect to our Franchising segment, the franchise agreement requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that Franchising has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by Franchising policy manuals. Franchising negotiates purchase arrangements with various suppliers it has approved. Franchising’s largest suppliers are Ashley and Whirlpool, which accounted for approximately 18% and 14% of merchandise purchased by Franchising in 2013, respectively.

Marketing
We promote our products and services through television and radio commercials, print advertisements, store telemarketing, Internet sites, direct response and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, prompt delivery, price match, service at no extra cost, lifetime reinstatement and the absence of initial deposits, formal credit investigations or long-term obligations. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rent-to-own transaction. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to credit as well as solidify our reputation as a leading provider of high quality branded merchandise and services.
Advertising expense as a percentage of Core U.S. store revenues for the years ended December 31, 2013, 2012 and 2011 was 3.7%, 3.7% and 3.5%, respectively. As we obtain new stores in our existing market areas, the advertising expenses of each store in the market can generally be reduced by listing all stores in the same market-wide advertisement.
Franchising has established national advertising funds for the franchised stores, whereby Franchising has the right to collect up to 3% of the monthly gross revenue from each franchisee as contributions to the fund. Franchising directs the advertising programs of the fund, generally consisting of television and radio commercials and print advertisements. Franchising also has the right to require franchisees to expend up to 3% of their monthly gross revenue on local advertising.

Industry & Competition
According to the Association of Progressive Rental Organizations (“APRO”), the rent-to-own industry in the United States, Mexico and Canada consists of approximately 10,100 stores and serves approximately 4.8 million customers. We estimate that the two largest rent-to-own industry participants account for approximately 6,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The rent-to-own industry is highly fragmented and has experienced significant consolidation. We believe this consolidation trend in the industry will continue, presenting opportunities for us to continue to acquire additional stores or customer accounts on favorable terms.
The rent-to-own industry serves a highly diverse customer base. According to APRO, approximately 83% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry serves a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. We believe the number of consumers lacking access to credit is increasing. According to a report issued by the Fair Isaac Corporation on February 3, 2014, consumers in the “subprime” category (those with credit scores below 650) made up 34% of the United States population.
The rent-to-own industry is highly competitive. Our stores and kiosks compete with other national, regional and local rent-to-own businesses, including on-line only competitors, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service, and rental rates and terms.

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
Franchising licenses the use of the Rent-A-Center and ColorTyme trademarks and service marks to its franchisees under the franchise agreement. ColorTyme owns various trademarks and service marks, including ColorTyme®, RimTyme®, and Your Hometown ColorTyme®, that are used in connection with its operations and have been registered with the United States Patent and Trademark office. The duration of these marks is unlimited, subject to periodic renewal and continued use.
Employees
As of February 21, 2014, we had approximately 22,200 full-time employees.
Government Regulation
Core U.S. & Acceptance Now
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
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate 17 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 121 rent-to-own stores and 67 Acceptance Now locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 28 Get It Now stores in Wisconsin and 47 Rent-A-Center stores in New Jersey.
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
Our Core U.S. store base is mature. As a result, our same store sales have increased more slowly than in historical periods, or in some cases, decreased. Accordingly, we are focused on acquiring new customers through sources other than our existing U.S. rent-to-own stores, as well as seeking additional distribution channels for our products and services. Our primary growth strategies are our Acceptance Now and International segments. Effectively managing growth can be challenging, particularly as we continue to expand into channels outside our traditional rent-to-own store model and expand internationally. This growth places significant demands on management and operational systems. If we are unable to successfully execute these growth strategies, our revenue and earnings may grow more slowly or even decrease.
Our plans depend significantly on initiatives designed to transform and modernize the efficiency and effectiveness of our operations.
We recently launched a multi-year program designed to transform and modernize our operations company-wide in order to improve the profitability of the Core U.S. segment while continuing to support the expansion in our Acceptance Now and International segments. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as developing a new supply chain, formulating a customer-focused value-based pricing strategy, optimizing our store footprint, and innovating our digital e-commerce capabilities. Higher costs or failure to achieve targeted results associated with the implementation of such new programs or initiatives could adversely affect our results of operations or negatively impact our ability to successfully execute our growth strategies.
We are highly dependent on the financial performance of our Core U.S. operating segment.
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 81% of our consolidated net revenues and a substantial portion of our net earnings for the year ended December 31, 2013. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
Failure to effectively manage our costs could have a material adverse effect on our profitability.
Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income in the Core U.S. segment. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other store expenses or indirect spending could materially adversely affect our profitability.
Our Acceptance Now segment depends on the success of our third-party retail partners and our continued relationship with them.
Our Acceptance Now segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retailer's election. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our Acceptance Now segment to lose customers, substantially decreasing the revenues and earnings of our Acceptance Now segment. This could adversely affect our financial results and slow our overall growth. In 2013, approximately 22% of the total revenue of the Acceptance Now segment originated at our Acceptance Now kiosks located in stores operated by a nationwide furniture retailer and 81 of its licensees, collectively. An additional approximately 37% of the total revenues in the Acceptance Now segment in 2013 was generated by our Acceptance Now kiosks located in stores operated by three of our other third-party retail partners. We may be unable to continue growing the Acceptance Now segment if we are unable to find third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.

The success of our business is dependent on factors affecting consumer spending that are not under our control.
Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, war and fears of war, pandemics, inclement weather, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services resulting in lower revenue and negatively impacting the business and its financial results.
If we are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.
With the continued expansion of internet use, as well as mobile computing devices and smart phones, competition from the e-commerce sector continues to grow. Although we have plans to launch virtual capabilities within our Acceptance Now and Core U.S. segments, we do not currently offer the rent-to-own transaction via an on-line marketplace. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.
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
On February 20, 2014, we obtained a waiver from the lenders under our senior credit facilities to permit the declaration and payment of a cash dividend with respect to the second quarter of 2014.
In addition, on February 6, 2014, we announced that we intend to refinance our existing credit facility. We currently expect to enter into a new $850 million senior credit facility, consisting of a $350 million term loan and a $500 million revolving credit facility, during the first quarter of 2014. If we are unable to complete the refinancing transaction, or obtain other relief from the lenders under our current senior credit facilities, our current projections indicate that an event of default under our existing senior credit facilities may occur in 2014.
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
Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.
Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. Because we self-insure a significant portion of expected losses under our workers' compensation, general liability, vehicle and group health insurance programs, unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.

Our operations in Mexico are subject to political or regulatory changes and significant changes in the economic environment and other concerns.
We opened our first store in Mexico in October 2010, and operated 151 stores in Mexico as of December 31, 2013. Our growth plans include significant expansion in our International segment. Changes in the business, regulatory or political climate in Mexico could adversely affect our operations there, which could negatively impact our growth plans. Mexico is also subject to certain potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand. In addition, our assets, investments in, earnings from and dividends from our Mexican subsidiaries must be translated to U.S. dollars from the Mexican peso. Accordingly, we are exposed to risks associated with fluctuations of the exchange rate for the Mexican peso which may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance.
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
Similar to other consumer transactions, our rental purchase transaction is also governed by various federal and state consumer protection statutes. These consumer protection statutes, as well as the rental purchase statutes under which we operate, provide various consumer remedies, including monetary penalties, for violations. In our history, we have been the subject of litigation alleging that we have violated some of these statutory provisions.
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
We utilize integrated management information systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our management information systems to perform as designed, loss of data or any interruption of our management information systems for a significant period of time could disrupt our business. If the management information systems sustain repeated failures, we may not be able to manage our store operations, which could have a material adverse effect on our business, financial condition and results of operations.
We are currently investing in the development of new store information management systems and processes that extend and improve capabilities for store sales and operations. Such enhancements to or replacement of our store information management systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new technology. We can make no assurances that the costs of investments in our new store information management systems will not exceed estimates, that such systems and processes will be implemented without material disruption, or that such systems and processes will be as beneficial as predicted. If any of these events occur, our results of operations could be harmed.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2013, $348.0 million was outstanding under our senior credit facilities.
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
Rent-A-Center’s organizational documents contain provisions that classify its Board of Directors, authorize its Board of Directors to issue blank check preferred stock and establish advance notice requirements on its stockholders for director nominations and actions to be taken at meetings of the stockholders. In addition, as a Delaware corporation, Rent-A-Center is subject to Section 203 of the Delaware General Corporation Law relating to business combinations. Our senior credit facilities and the indentures governing our senior unsecured notes each contain various change of control provisions which, in the event of a change of control, would cause a default under those provisions. These provisions and arrangements could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of Rent-A-Center’s common stock that some or a majority of Rent-A-Center’s stockholders might consider to be in their best interests.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes average approximately 4,700 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our Acceptance Now kiosks occupy space without charge in the retailer's location with no lease commitment.
We believe suitable store space generally is available for lease and we would be able to relocate any of our stores or support facilities without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores or support facilities, as necessary.
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

2013	High	Low	Cash Dividends Declared
Fourth Quarter	$39.00	$32.83	$0.23
Third Quarter	$40.80	$36.44	$0.21
Second Quarter	$39.61	$33.20	$0.21
First Quarter	$38.23	$32.93	$0.21

2012	High	Low	Cash Dividends Declared
Fourth Quarter	$36.73	$31.22	$0.21
Third Quarter	$37.81	$32.31	$0.16
Second Quarter	$38.38	$31.96	$0.16
First Quarter	$39.50	$33.01	$0.06
As of February 21, 2014, there were approximately 44 record holders of our common stock.
Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. Cash dividend payments are subject to certain restrictions in our debt agreements. On February 20, 2014, we obtained a waiver from the lenders under our senior credit facilities to permit the declaration and payment of a cash dividend with respect to the second quarter of 2014. In addition, on February 6, 2014, we announced that we intend to refinance our existing senior credit facility. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Requirements, Senior Credit Facilities” and “— Senior Notes” on pages 33 and 35, respectively, of this Annual Report on Form 10-K for further discussion of such restrictions.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of December 31, 2013, we had purchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million under this common stock repurchase program. During the year ended December 31, 2013, we repurchased a total of 5,874,374 shares for $217.4 million in cash, which included $200 million under an accelerated stock buyback commenced in May 2013 and settled in October 2013. In the fourth quarter of 2013, we effected the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (Including Fees)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (Including Fees)
October 1 through October 31	816,916	$36.9731	(1)	816,916	$255,237,026
November 1 through November 30	—	$—		—	$255,237,026
December 1 through December 31	—	$—		—	$255,237,026
Total	816,916	$36.9731		816,916	$255,237,026

(1)
Represents the final settlement of our accelerated stock buyback program, under which we received an initial share delivery of 4,592,423 shares in May 2013, which was then estimated to be 80% of the total shares. We received a total of 5,409,339 shares for $200 million, an average of $36.9731 per share.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and a peer group index selected by us, which includes companies offering similar products and services as ours, such as rent-to-own and general merchandise retailers that market to our targeted customer demographic. The peer group index consists of Aaron’s, Inc., Big Lots, Inc., Conn's, Inc., Dollar General Corp., Dollar Tree Stores, Inc., Family Dollar Stores, Inc., Fred's, Inc., hhgregg, Inc. and O'Reilly Automotive, Inc. The graph assumes $100 was invested on December 31, 2008, and dividends, if any, were reinvested for all years ending December 31.

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2013, have been derived from our audited consolidated financial statements. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2013	2012		2011		2010		2009
	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,698,395	$2,654,081		$2,496,863		$2,335,496		$2,346,849
Merchandise sales	278,753	300,077		259,796		220,329		261,631
Installment sales	72,705	68,356		68,617		63,833		53,035
Other	18,133	16,391		17,925		76,542		57,601
Franchise
Merchandise sales	30,991	38,427		33,972		30,575		28,065
Royalty income and fees	5,206	5,314		5,011		4,857		4,775
	3,104,183	3,082,646		2,882,184		2,731,632		2,751,956
Cost of revenues
Store
Cost of rentals and fees	683,221	646,090		570,493		519,282		530,018
Cost of merchandise sold	216,206	241,219		201,854		164,133		188,433
Cost of installment sales	25,771	24,572		24,834		23,303		18,687
Franchise cost of merchandise sold	29,539	36,848		32,487		29,242		26,820
	954,737	948,729		829,668		735,960		763,958
Gross profit	2,149,446	2,133,917		2,052,516		1,995,672		1,987,998
Operating expenses
Salaries and other expenses	1,733,324	1,663,857	(1)	1,591,837	(1)	1,539,926	(1)	1,552,240	(1)
General and administrative expenses	158,424	148,500		140,612	(1)	129,507	(1)	139,272	(1)
Amortization and write-down of intangibles	11,529	5,889		4,675		3,254		2,843
Restructuring charge	—	—		13,943	(2)	—		—
Impairment charge	—	—		7,320	(3)	18,939	(5)	—
Litigation expense (credit)	—	—		2,800	(4)	—		(4,869)	(7)
	1,903,277	1,818,246		1,761,187		1,691,626		1,689,486
Operating profit	246,169	315,671		291,329		304,046		298,512
Finance charges from refinancing	—	—		—		3,100	(6)	—
Interest expense, net	38,813	31,223		36,607		25,912		25,954
Earnings before income taxes	207,356	284,448		254,722		275,034		272,558
Income tax expense	79,118	102,745	(8)	91,258	(8)	103,219	(8)	103,345	(8)
NET EARNINGS	$128,238	$181,703		$163,464		$171,815		$169,213
Basic earnings per common share	$2.34	$3.08		$2.67		$2.64		$2.56
Diluted earnings per common share	$2.32	$3.06		$2.64		$2.61		$2.54
Cash dividends paid per common share	$0.84	$0.64		$0.44		$0.12		$—

Item 6. Selected Financial Data — Continued.

	December 31,
	2013	2012		2011		2010		2009
	(Dollar amounts in thousands)
Consolidated Balance Sheet Data
Rental merchandise, net	$1,125,068	$1,007,519	(11)	$942,526	(11)	$828,674	(11)	$742,244	(11)
Intangible assets, net	1,373,518	1,352,888		1,350,855		1,326,091		1,269,457
Total assets	3,018,553	2,859,817	(11)	2,794,892	(11)	2,683,673	(11)	2,439,062	(11)
Total debt	916,275	687,500		740,675		701,114		711,158
Total liabilities	1,675,002	1,395,759	(11)	1,439,699	(11)	1,332,717	(11)	1,194,564	(11)
Stockholders' equity	1,343,551	1,464,058	(11)	1,355,193	(11)	1,350,956	(11)	1,244,498	(11)

Operating Data (Unaudited)
Core U.S. and International stores open at end of period	3,161	3,098		3,074		3,008		3,007
Acceptance Now locations open at end of period	1,325	966		750		384		82
Same store revenue growth (decrease) (9)	(2.0)%	1.4%		0.8%		(0.4)%		(3.5)%	(10)
Franchise stores open at end of period	179	224		216		209		210
 ________

(1)
Includes the effects of the reclassification of $4.5 million, $3.2 million and $1.6 million in 2011, 2010 and 2009, respectively, of certain stock-based compensation expense from salaries and other expenses to general and administrative expenses, and revisions to reserves that increased (decreased) salaries and other expense by $2.8 million, $1.8 million, $(0.3) million and $(2.2) million in 2012, 2011, 2010 and 2009, respectively.

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

(8)
Includes the tax effects of revisions to reserves that (decreased) increased income tax expense by $(1.0) million, $(0.7) million, $0.1 million and $0.8 million in 2012, 2011, 2010 and 2009, respectively.

(9)
In 2009 through 2012, same store revenue growth or decrease for each period presented includes revenues only of stores open throughout the full period and the comparable prior period. Beginning in 2013, new or acquired stores were added to the same store revenue base in the 13th full month of operation.

(10)	Includes financial services revenue.

(11)	Includes revisions to reserves that decreased the following items as discussed in Note B to the consolidated financial statements, in millions:

	December 31,
	2012	2011	2010	2009
Rental merchandise, net	$(13.3)	$(10.7)	$(8.2)	$(7.8)
Total assets	(9.3)	(6.5)	(4.7)	(4.9)
Total liabilities	(3.5)	(2.5)	(1.8)	(1.9)
Stockholders' equity	(5.8)	(4.0)	(2.9)	(3.0)

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
As our U.S. store base matured, we began to focus on acquiring new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “Acceptance Now” (previously "RAC Acceptance") model. With this model, we operate kiosks within various traditional retailers' locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 1,325 Acceptance Now locations at December 31, 2013, and we intend to continue growing the Acceptance Now segment by expanding the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. Capital expenditures related to opening an Acceptance Now kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment. There is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations. In addition, we are expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
We recently launched a multi-year program designed to transform and modernize our operations company-wide in order to improve the profitability of the Core U.S. segment while continuing to support our Acceptance Now and International segments. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as developing a new supply chain, formulating a customer-focused value-based pricing strategy, optimizing our store footprint, and innovating our digital e-commerce capabilities.
Total financing requirements of a typical new Acceptance Now kiosk location approximate $350,000, with roughly 80% of that amount relating to the purchase of rental merchandise. A newly opened Acceptance Now location is typically profitable on a monthly basis within seven months after its initial opening, and achieves cumulative break-even profitability in the second year after its initial opening.
Total financing requirements of a typical new Mexico store approximate $610,000, with roughly 50% of that amount relating to the purchase of rental merchandise. A newly opened Mexico store is typically profitable on a monthly basis within 12 months after its initial opening. Historically, a typical Mexico store has achieved cumulative break-even profitability in the third year after its initial opening.
As a result of the investment in new stores and kiosk locations and their growth curves described above, our quarterly earnings are impacted by how many new locations we opened during a particular quarter and the quarters preceding it.

Rental payments are generally made in advance on a weekly basis in our Core U.S. and International segments and monthly in our Acceptance Now segment and, together with applicable fees, constitute our primary revenue source.
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

Forward-Looking Statements
The statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	economic pressures, such as high fuel costs, affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial performance of our Core U.S. segment or in executing our growth initiatives;

•	rapid inflation or deflation in prices of our products;

•	consumer preferences and perceptions of our brand;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	our ability to develop and successfully implement virtual or electronic commerce capabilities;

•	our available cash flow;

•	our ability to control costs and increase profitability;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	our ability to protect the integrity and security of individually identifiable data of our customers and employee;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	information technology and data security costs;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	changes in interest rates;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.
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
As of December 31, 2013, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $116.6 million, as compared to $116.1 million at December 31, 2012. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note Q to the consolidated financial statements. The fair value of a reporting unit is estimated using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, revenue growth rates, operating margins and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the estimated fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. At December 31, 2013, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $1,310.1 million and $54.4 million, respectively. The fair values of the Core U.S. and Acceptance Now segments exceeded their carrying values by over 10%. During 2013 and 2012, we recorded goodwill impairment charges of $1.1 million and $1.0 million in our International segment as a result of the sustained underperformance of certain stores located in Canada. Based on the results of the annual assessment, we concluded that no further impairment of goodwill existed at December 31, 2013.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this Annual Report on Form 10-K. However, we do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance of new or acquired locations, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Significant Accounting Policies
Our significant accounting policies are summarized below and in Note A to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenues. Merchandise is rented to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue and fees are recognized over the rental term and merchandise sales revenue is recognized when the customer exercises the purchase option and pays the cash price due. Cash received prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue is accrued for uncollected amounts due based on historical collection experience. However, the total amount of the rental purchase agreement is not accrued because the customer can terminate the rental agreement at any time and we cannot enforce collection for non-payment of future rents.
Revenues from the sale of merchandise in our retail installment stores are recognized when the installment note is signed, the customer has taken possession of the merchandise and collectability is reasonably assured.
Franchise Revenue. Revenues from the sale of rental merchandise are recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.
Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. Generally, we depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective January 1, 2013, we depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Prior to January 1, 2013, merchandise held for rent (except for computers and tablets) that was at least 270 days old and held for rent for at least 180 consecutive days was depreciated using the straight-line method for a period generally not to exceed 20 months. Prior to January 1, 2013, the straight-line method was used for computers and tablets that were 24 months old or older and which have become idle over a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. This change has not had a significant impact on cost of revenues, gross profit, net earnings or earnings per share.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale.
Salaries and Other Expenses. Salaries and other expenses include all salaries and wages paid to store level employees, together with district managers' salaries, payroll taxes and benefits, and travel, as well as all store-level general and administrative expenses and selling, advertising, insurance, occupancy, delivery, charge offs due to customer stolen merchandise, fixed asset depreciation and other operating expenses.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses.
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed as actual forfeitures occur. Stock options granted during the year ended December 31, 2013, were valued using a Black-Scholes pricing model with the following assumptions for employee options: an expected volatility of 28.64% to 44.35%, a risk-free interest rate of 0.27% to 1.81%, an expected dividend yield of 2.20% to 2.44%, and an expected life of 2.33 to 6.25 years. Restricted stock units are valued using the last trade before the day of the grant.
We revised the 2011 consolidated statement of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 and 2012 presentation. This reclassification resulted in a decrease in salaries and other expenses of $4.5 million for the year ended December 31, 2011, with a corresponding increase to general and administrative expenses. This reclassification had no impact on net earnings or earnings per share for 2011.
Income taxes. We have not provided for deferred income taxes on undistributed earnings of non-U.S. subsidiaries because of our intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable: however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Comparison of the Years Ended December 31, 2013 and 2012
Overview
The following table reflects the revisions to reserves discussed in Note B to the consolidated financial statements.

	Year Ended December 31,			2013-2012 Change		2012-2011 Change
(Dollar amounts in thousands)	2013	2012	2011	$	%	$	%
Rentals and fees	$2,698,395	$2,654,081	$2,496,863	$44,314	1.7%	$157,218	6.3%
Merchandise sales	278,753	300,077	259,796	(21,324)	(7.1)%	40,281	15.5%
Installment sales	72,705	68,356	68,617	4,349	6.4%	(261)	(0.4)%
Other	18,133	16,391	17,925	1,742	10.6%	(1,534)	(8.6)%
Franchise merchandise sales	30,991	38,427	33,972	(7,436)	(19.4)%	4,455	13.1%
Franchise royalty income and fees	5,206	5,314	5,011	(108)	(2.0)%	303	6.0%
Total revenues	3,104,183	3,082,646	2,882,184	21,537	0.7%	200,462	7.0%

Cost of rentals and fees	683,221	646,090	570,493	37,131	5.7%	75,597	13.3%
Cost of merchandise sold	216,206	241,219	201,854	(25,013)	(10.4)%	39,365	19.5%
Cost of installment sales	25,771	24,572	24,834	1,199	4.9%	(262)	(1.1)%
Franchise cost of merchandise sold	29,539	36,848	32,487	(7,309)	(19.8)%	4,361	13.4%
Total cost of revenues	954,737	948,729	829,668	6,008	0.6%	119,061	14.4%

Gross profit	2,149,446	2,133,917	2,052,516	15,529	0.7%	81,401	4.0%

Salaries and other	1,733,324	1,663,857	1,591,837	69,467	4.2%	72,020	4.5%
General and administrative	158,424	148,500	140,612	9,924	6.7%	7,888	5.6%
Amortization and write-down of intangibles	11,529	5,889	4,675	5,640	95.8%	1,214	26.0%
Restructuring charge	—	—	13,943	—	—	(13,943)	(100.0)%
Impairment charge	—	—	7,320	—	—	(7,320)	(100.0)%
Litigation expense	—	—	2,800	—	—	(2,800)	(100.0)%
	1,903,277	1,818,246	1,761,187	85,031	4.7%	57,059	3.2%

Operating profit	246,169	315,671	291,329	(69,502)	(22.0)%	24,342	8.4%
Interest, net	38,813	31,223	36,607	7,590	24.3%	(5,384)	(14.7)%
Earnings before income taxes	207,356	284,448	254,722	(77,092)	(27.1)%	29,726	11.7%

Income tax expense	79,118	102,745	91,258	(23,627)	(23.0)%	11,487	12.6%

Net earnings	$128,238	$181,703	$163,464	$(53,465)	(29.4)%	$18,239	11.2%
During 2013, we continued the expansion of our Acceptance Now and International segments by adding 359 locations and 61 new rent-to-own stores, respectively. Our Acceptance Now segment revenue increased by 46% over the prior year and provided over 16% of our consolidated revenue in 2013, while International segment revenue increased by 45% over the prior year driven primarily by the growth in Mexico. Expansion in these segments drove an increase in salaries and other expenses, primarily payroll-related. The significant decline in revenue in the Core U.S. segment eroded the revenue, gross profit and operating profit gains in the Acceptance Now and International segments. Our customers remain under severe economic pressure and we face an intensified promotional environment. As a result of the rebranding initiative in our Franchising segment, we sold certain Core U.S. stores to existing franchisees and purchased certain former ColorTyme stores, decreasing overall store count in the Franchising segment from 224 to 179. The sale of the company-owned stores resulted in a gain of approximately $1.6 million, net of a $7.4 million write-off of goodwill related to those stores.
Segment Performance
Core U.S. segment.

	Year Ended December 31,			2013-2012 Change		2012-2011 Change
(Dollar amounts in thousands)	2013	2012	2011	$	%	$	%
Revenues	$2,507,498	$2,655,411	$2,631,416	$(147,913)	(5.6)%	$23,995	0.9%
Gross profit	1,810,160	1,904,586	1,918,781	(94,426)	(5.0)%	(14,195)	(0.7)%
Operating profit	205,928	318,784	318,271	(112,856)	(35.4)%	513	0.2%
Change in same store revenue					(6.4)%		0.1%
Stores in same store revenue calculation					2,844		2,545
Revenues. Rentals and fees revenue and merchandise sales decreased in 2013 compared to 2012. We experienced a high volume of early purchase options in 2012 contributing to our recurring revenue portfolio being down year-over-year going into 2013, decreasing both rentals and fees and merchandise sales revenue in the current year. Our portfolio of agreements surpassed prior year levels in the third quarter of 2013, however, electronic product deflation coupled with promotional activity caused our average revenue per agreement (ticket) to lag behind the prior year, driving negative same store revenue. Additionally, we believe our business has been negatively impacted throughout the year by pressure on our customers in the form of higher payroll taxes and overall macroeconomic conditions. We believe these conditions impacted our performance in the critical growth month of December 2013, which was significantly below our forecast, leaving our recurring revenue portfolio going into 2014 behind the prior year.
Gross Profit. Gross profit decreased in 2013 from 2012 primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total segment revenue increased to 72.2% in 2013 from 71.7% in 2012, primarily due to increases in early purchase option pricing.
Operating Profit. Operating profit as a percentage of total segment revenue decreased to 8.2% in 2013 from 12.0% for 2012. Operating profit in 2013 was impacted by decreased gross profit as discussed above, increased claims paid under our self-funded health insurance program, adjustments to certain rental merchandise reserves and severance payable to former executives of the Company. Charge offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.7% in 2013 as compared to 2.4% in 2012. Operating expenses expressed as a percentage of total segment revenue increased to 64.0% in 2013 from 59.7% in 2012 primarily due to a decrease in revenue.
Acceptance Now segment.

	Year Ended December 31,			2013-2012 Change		2012-2011 Change
(Dollar amounts in thousands)	2013	2012	2011	$	%	$	%
Revenues	$502,043	$343,283	$193,295	$158,760	46.2%	$149,988	77.6%
Gross profit	290,741	194,607	114,228	96,134	49.4%	80,379	70.4%
Operating profit (loss)	66,625	25,261	(16,483)	41,364	163.7%	41,744	253.3%
Change in same store revenue					30.1%		25.3%
Stores in same store revenue calculation					868		256
Revenues. The increase in revenues in 2013 was driven by the 30.1% growth in same store revenue and the addition of 359 locations during the period. This segment contributed approximately 16% of consolidated revenues in 2013.

Gross profit. Gross profit as a percentage of revenues was 57.9% in 2013 as compared to 56.7% in 2012 as a result of a maturing store base.
Operating profit. Operating profit as a percentage of total segment revenue increased to 13.3% in 2013 from 7.4% for 2012. Operating profit was positively impacted by the revenue growth in this segment, partially offset by an increase in payroll and payroll-related expenses due to the expansion and an increase in rental merchandise reserves. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 5.5% in 2013 as compared to 5.4% in 2012. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage is higher, primarily due to the higher cost of rental merchandise in this segment. While the higher cost of merchandise results in lower gross margins in this segment, this segment's kiosk model has lower operating costs than our other operating segments, resulting in a positive contribution to operating profit while maintaining an aggressive growth plan.
International segment.

	Year Ended December 31,			2013-2012 Change		2012-2011 Change
(Dollar amounts in thousands)	2013	2012	2011	$	%	$	%
Revenues	$58,445	$40,211	$18,490	$18,234	45.3%	$21,721	117.5%
Gross profit	41,887	27,831	13,011	14,056	50.5%	14,820	113.9%
Operating loss	(28,237)	(30,700)	(13,679)	2,463	8.0%	(17,021)	(124.4)%
Change in same store revenue					40.6%		8.0%
Stores in same store revenue calculation					103		13
Revenues. The increase in total revenues in 2013 was driven by the 40.6% growth in same store revenue, primarily due to the growth in Mexico, where we added 61 stores during 2013. Revenues in Canada decreased $6.3 million, or 36.0%, to $11.3 million in 2013 compared to $17.6 million in 2012 due to the sale of 15 stores on December 31, 2012.
Gross Profit. Gross profit increased in 2013 primarily due to increased revenue as discussed above. Gross profit as a percentage of total revenues increased to 71.7% in 2013 from 69.2% in 2012 as a result of a maturing store base.
Operating Loss. Operating loss as a percentage of total segment revenue decreased to 48.3% in 2013 from 76.3% for 2012. As the older stores in Mexico become profitable, those profits have been more than offset by the losses experienced in the new stores, but operating loss is improving as more stores mature.
Franchising segment.

	Year Ended December 31,			2013-2012 Change		2012-2011 Change
(Dollar amounts in thousands)	2013	2012	2011	$	%	$	%
Revenues	$36,197	$43,741	$38,983	$(7,544)	(17.2)%	$4,758	12.2%
Gross profit	6,658	6,893	6,496	(235)	(3.4)%	397	6.1%
Operating profit	1,853	2,326	3,220	(473)	(20.3)%	(894)	(27.8)%
Revenues. Revenues decreased due to the rebranding initiative, which decreased overall store count in this segment.
Gross Profit. Gross profit as a percentage of revenues increased to 18.4% in 2013 from 15.8% in 2012.
Operating Profit. Operating profit as a percentage of total segment revenue decreased to 5.1% in 2013 from 5.3% for 2012 as we incurred approximately $0.3 million of expenses under the rebranding initiative, including replacing graphics on windows and trucks and minor store remodeling costs.
Other Consolidated Expenses
Interest Expense. Interest expense increased $7.6 million, or 23.6%, to $39.6 million in 2013 as compared to $32.1 million in 2012 due to the issuance of $250 million of senior notes in May of 2013.

Income Tax Expense. Our effective income tax rate was 38.2% and 36.1% for 2013 and 2012, respectively. The 2013 rate for income taxes is greater than that of 2012 due primarily to the non-deductible write-down of goodwill related to stores sold to franchisees.
Net Earnings and Earnings per Share. Net earnings decreased by $53.5 million, or 29.4%, to $128.2 million in 2013 as compared to $181.7 million in 2012. This decrease was primarily attributable to a decline in the Core U.S. segment, an increase in interest expense and an increase in the effective income tax rate in 2013 as compared to 2012, partially offset by growth in the Acceptance Now and International segments. Diluted earnings per share in 2013 were $2.32 compared to $3.06 in 2012. The decrease was due to the decrease in net income and was favorably impacted by a decrease in average diluted shares outstanding.
Comparison of the Years Ended December 31, 2012 and 2011
Store Revenue. Total store revenue increased by $195.7 million, or 6.9%, to $3,038.9 million in 2012 from $2,843.2 million in 2011. Store revenue increased primarily due to growth in the Acceptance Now segment, as well as growth in the Core U.S. and International segments.
Same store revenue represents revenue earned in 2,814 locations that were operated by us for each of the entire twelve-month periods ended December 31, 2012 and 2011. Same store revenues increased by $33.6 million, or 1.4%, to $2,405.1 million in 2012 as compared to $2,371.5 million in 2011. The increase in same store revenues was primarily attributable to the impact of the growth in the Acceptance Now segment.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees in 2012 increased by $75.6 million, or 13.3%, to $646.1 million as compared to $570.5 million in 2011. This increase in cost of rentals and fees was primarily attributable to an increase in rentals and fees revenue in 2012 as compared to 2011. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 24.3% in 2012 as compared to 22.8% in 2011, driven by higher merchandise costs in the Acceptance Now segment and changes in promotional sales strategies in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold increased by $39.3 million, or 19.5%, to $241.2 million in 2012 from $201.9 million in 2011, driven by an increase in early purchase options. The gross margin percent of merchandise sales decreased to 19.6% in 2012 from 22.3% in 2011, primarily as a result of increased sales in the Acceptance Now segment, which has higher merchandise costs, and changes in promotional sales strategies in the Core U.S. segment.
Gross Profit. Gross profit increased by $81.4 million, or 4.0%, to $2,133.9 million in 2012 from $2,052.5 million in 2011, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenues decreased to 69.2% in 2012 from 71.2% in 2011 due to decreased margins related to changes in promotional sales strategies in the Core U.S. segment and the lower margins as a percentage of revenue in the Acceptance Now segment, whose revenue has grown to 11.1% of consolidated revenue in 2012 from 6.7% in 2011.
Salaries and Other Expenses. The amounts and percentages that follow have been adjusted for the reclassification of stock-based compensation expense discussed in Note A to the financial statements. Salaries and other expenses increased by $72.0 million, or 4.5%, to $1,663.9 million in 2012 as compared to $1,591.8 million in 2011. This increase was primarily attributable to increased expenses associated with the expansion of our Acceptance Now and International segments. Charge offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.4% in 2012 as compared to 2.5% in 2011. Salaries and other expenses expressed as a percentage of total store revenue decreased to 54.8% in 2012 from 56.0% in 2011 due to an increase in store revenue while continuing to manage store-related expenses.
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
Operating Profit. Operating profit increased by $24.3 million, or 8.4%, to $315.7 million in 2012 as compared to $291.3 million in 2011. Operating profit as a percentage of total revenues increased to 10.2% in 2012 from 10.1% for 2011. Operating profit in 2012 was impacted by increased gross profit as discussed above. Operating profit in 2012 also increased compared to 2011 due to the $7.6 million restructuring charge related to the closure of eight Home Choice stores in Illinois, 24 RAC Limited locations within third-party grocery stores and 26 core rent-to-own stores following the sale of all customer accounts at those locations in 2011, the $7.3 million impairment charge related to the discontinuation of our financial services business and the $2.8 million litigation charge in 2011, all of which were reported in the Core U.S. segment, and the $4.9 million restructuring charge in 2011 for post-acquisition lease terminations related to the acquisition of The Rental Store, which was reported in the Acceptance

Now segment. These increases were partially offset by an increase in salaries and other expenses associated with our continued expansion of the Acceptance Now and International segments.
Income Tax Expense. Our effective income tax rate was 36.1% and 35.8% for 2012 and 2011, respectively. The 2011 effective income tax rate was less than that of 2012 due primarily to the federal tax credits taken in 2011 that were not available in 2012.
Net Earnings and Earnings per Share. Net earnings increased by $18.2 million, or 11.2%, to $181.7 million in 2012 as compared to $163.5 million in 2011. This increase was primarily attributable to an increase in operating profit, slightly offset by an increase in the effective income tax rate in 2012 as compared to 2011. Diluted earnings per share in 2012 were $3.06 compared to $2.64 in 2011. The increase was due primarily to the increase in net income and was also favorably impacted by a decrease in average diluted shares outstanding.

Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated, adjusted to reflect the revisions to reserves discussed in Note B to the consolidated financial statements:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013
Revenues	$819,281	$760,511	$754,780	$769,611
Gross profit	550,678	530,620	529,332	538,816
Operating profit	78,784	77,230	55,773	34,382
Net earnings	46,133	41,876	27,165	13,064
Basic earnings per common share	$0.80	$0.76	$0.51	$0.25
Diluted earnings per common share	$0.79	$0.76	$0.50	$0.25
Cash dividends paid per common share	$0.21	$0.21	$0.21	$0.21

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012
Revenues	$835,254	$749,698	$739,314	$758,380
Gross profit	560,417	526,973	519,341	527,186
Operating profit	90,476	78,454	67,798	78,943
Net earnings	50,968	43,825	39,701	47,209
Basic earnings per common share	$0.86	$0.74	$0.67	$0.81
Diluted earnings per common share	$0.85	$0.74	$0.67	$0.80
Cash dividends paid per common share	$0.16	$0.16	$0.16	$0.16

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenues	$742,178	$698,253	$704,271	$737,482
Gross profit	523,148	506,355	505,724	517,289
Operating profit	80,486	72,872	57,363	80,608
Net earnings	44,272	39,713	30,948	48,531
Basic earnings per common share	$0.70	$0.64	$0.52	$0.82
Diluted earnings per common share	$0.69	$0.63	$0.51	$0.81
Cash dividends paid per common share	$0.06	$0.06	$0.16	$0.16

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	67.2	69.8	70.1	70.0
Operating profit	9.6	10.2	7.4	4.5
Net earnings	5.6	5.5	3.6	1.7

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	67.1	70.3	70.2	69.5
Operating profit	10.8	10.5	9.2	10.4
Net earnings	6.1	5.8	5.4	6.2

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	70.5	72.5	71.8	70.1
Operating profit	10.8	10.4	8.1	10.9
Net earnings	6.0	5.7	4.4	6.6

Liquidity and Capital Resources
Overview.  For the year ended December 31, 2013, we generated $134.3 million in operating cash flow and issued $250 million in senior notes. In addition to funding operating expenses, we used $217.4 million for common stock repurchases, $108.4 million in cash for capital expenditures, $46.8 million to pay cash dividends and $41.2 million to acquire stores. We ended the year with $42.3 million in cash and cash equivalents.
Analysis of Cash Flow.  Net cash provided by operating activities decreased by $83.6 million to $134.3 million in 2013 from $217.9 million in 2012. This decrease was attributable to the net changes in operating assets and liabilities, primarily from increased purchases of inventory related to expansion in our Acceptance Now and International segments.
Net cash used in investing activities increased by $18.9 million to $129.6 million in 2013 from $110.7 million in 2012. This increase was primarily attributable to an increase in both capital expenditures and acquisitions of businesses.
Net cash used in financing activities decreased by $111.3 million to $23.1 million in 2013 from $134.5 million in 2012. Net borrowings increased $282.0 million, including the issuance of $250 million in senior notes, and we purchased $155.6 million more of our common stock in 2013 than in 2012, primarily through the $200 million accelerated share repurchase that we initiated in May 2013 and closed in October 2013. We also increased our quarterly dividends in 2013 compared to 2012.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases, implementation of our growth strategies, income tax payments, capital expenditures and debt service. Our primary sources of liquidity have been cash provided by operations and borrowings. In the future, to provide any additional funds necessary for the continued operations and expansion of our business, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. The global financial markets continue to experience volatility and adverse conditions and such conditions in the capital markets may affect our ability to access additional sources of financing. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.

Our revolving credit facilities, including our $20.0 million line of credit at Intrust Bank, provide us with revolving loans in an aggregate principal amount not exceeding $520.0 million, of which $223.3 million was available at February 21, 2014. At February 21, 2014, we had $78.8 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock, or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
As announced on February 6, 2014, we intend, subject to market and other conditions, to refinance our existing senior credit facilities. We currently expect to enter into a new $850 million senior credit facility, consisting of a $350 million term loan and a $500 million revolving credit facility, during the first quarter of 2014. We intend to repay amounts outstanding under our existing senior credit facility with the proceeds of the new term loan. We cannot provide any assurance that we will be able to complete this refinancing transaction on terms and conditions acceptable to us or at all.
Based on the long-term nature of our relationships with the lenders under our current senior credit facilities and our history of strong cash flow generation, we believe strongly we will be successful in refinancing our existing senior credit facilities on terms and conditions reasonably satisfactory to us. However, if we are unable to complete the refinancing transaction, or obtain other relief from the lenders under our current senior credit facilities, our current projections indicate that an event of default under our existing senior credit facilities may occur in 2014. If an event of default does occur, the lenders under our current senior credit facilities could accelerate all amounts outstanding thereunder. The acceleration of all amounts outstanding under our current senior credit facilities would also be an event of default under the indentures governing our senior notes. See “-Senior Credit Facilities” and “-Senior Notes.”
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2013 permitted bonus first-year depreciation deductions ranging from 50-100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing and had a negative effect on our 2013 cash flow. We estimate the negative effect of these acts in 2013 to be $14 million. We estimate that the remaining tax deferral associated with these acts approximates $167 million at December 31, 2013, of which approximately 75%, or $126 million will reverse in 2014, and the remainder will reverse between 2015 and 2016.
On January 2, 2013, President Obama signed into law the 2012 Act. The Work Opportunity Tax Credit and Empowerment Zone Employment Credits, as well as the Research and Development Credit were extended retroactive to January 1, 2012. The benefit associated with these credits was $1.8 million; due to the 2012 Act's enactment in 2013, the benefit was recognized in the first quarter of 2013.
Merchandise Inventory.  A reconciliation of merchandise inventory, which includes purchases, follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning merchandise value	$1,011,260	$946,623	$834,091
Inventory additions through acquisitions	11,843	4,380	6,023
Purchases	1,152,619	1,070,308	993,598
Depreciation of rental merchandise	(655,591)	(622,261)	(556,945)
Cost of goods sold	(241,977)	(265,791)	(226,688)
Skips and stolens	(105,225)	(84,532)	(74,061)
Other inventory deletions(1)	(43,823)	(37,467)	(29,395)
Ending merchandise value	$1,129,106	$1,011,260	$946,623
 ________

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $108.4 million, $102.5 million and $132.7 million on capital expenditures in the years 2013, 2012 and 2011, respectively, and expect to spend an aggregate of approximately $100.0 million in 2014.
Acquisitions and New Location Openings.  During 2013, we used approximately $41.2 million in cash acquiring locations and accounts in 47 separate transactions, including the acquisition of 66 ColorTyme franchises in 25 separate transactions as part of our franchise rebranding initiative.
The table below summarizes the location activity for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013
	Core U.S.	Acceptance Now	International	Franchising	Total
Locations at beginning of period	2,990	966	108	224	4,288
New location openings	37	411	63	40	551
Acquired locations remaining open	47	—	—	—	47
Closed locations
Merged with existing locations	46	44	2	—	92
Sold or closed with no surviving location	36	8	—	85	129
Locations at end of period	2,992	1,325	169	179	4,665
Acquired locations closed and accounts merged with existing locations	38	—	—	—	38
Total approximate purchase price (in millions)	$41.2	$—	$—	$—	$41.2

	Year Ended December 31, 2012
	Core U.S.	Acceptance Now	International	Franchising	Total
Locations at beginning of period	2,994	750	80	216	4,040
New location openings	35	325	45	18	423
Acquired locations remaining open	6	—	—	—	6
Closed locations
Merged with existing locations	40	95	1	—	136
Sold or closed with no surviving location	5	14	16	10	45
Locations at end of period	2,990	966	108	224	4,288
Acquired locations closed and accounts merged with existing locations	31	—	—	—	31
Total approximate purchase price (in millions)	$13.3	$—	$—	$—	$13.3

	Year Ended December 31, 2011
	Core U.S.	Acceptance Now	International	Franchising	Total
Locations at beginning of period	2,985	384	23	209	3,601
New location openings	52	445	57	10	564
Acquired locations remaining open	26	5	—	3	34
Closed locations
Merged with existing locations	28	63	—	—	91
Sold or closed with no surviving location	41	21	—	6	68
Locations at end of period	2,994	750	80	216	4,040
Acquired locations closed and accounts merged with existing locations	71	—	—	—	71
Total approximate purchase price (in millions)	$26.4	$0.3	$—	$—	$26.7
Senior Credit Facilities.  Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.
The table below shows the scheduled maturity dates of our senior term loan outstanding at December 31, 2013.

Year Ending December 31,	(In thousands)
2014	$25,000
2015	25,000
2016	137,500
$187,500
The full amount of the revolving credit facility may be used for the issuance of letters of credit, of which $104.7 million had been so utilized as of February 21, 2014, at which date $172.0 million was outstanding and $223.3 million was available. The revolving credit facility and the term loan expire on July 14, 2016.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.17% at February 21, 2014. The margins on the Eurodollar rate and on the prime rate, which were 2.25% and 1.25%, respectively, at December 31, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement, and the weighted average margins for the year ended December 31, 2013, were 2.08% and 1.08%, respectively. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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

•
repurchase our capital stock and 6.625% notes and 4.75% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (on February 20, 2014, we obtained a waiver from the lenders under our senior credit facilities to permit the declaration and payment of a cash dividend with respect to the second quarter of 2014);

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
Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.64:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.38:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2013 ($880.7 million) by consolidated EBITDA for the 12-month period ending December 31, 2013 ($334.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending December 31, 2013 as adjusted for certain capital expenditures ($485.1 million), by consolidated fixed charges for the 12-month period ending December 31, 2013 ($351.5 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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
On February 6, 2014, we announced that we intend, subject to market and other conditions, to refinance our existing senior credit facilities. We currently expect to enter into a new $850 million senior credit facility, consisting of a $350 million term loan and a $500 million revolving credit facility, during the first quarter of 2014. We intend to repay amounts outstanding under our existing senior credit facility with the proceeds of the new term loan. We cannot provide any assurance that we will be able to complete this refinancing transaction on terms and conditions acceptable to us or at all.
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
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.750%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our senior credit facility.
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket under which approximately $75 million is available); and

•	engage in a merger or sell substantially all of our assets.
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
Any mandatory repurchase of the 6.625% notes an/or the 4.75% notes would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under either of the indentures.
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $18.3 million and $0 at December 31, 2013, and December 31, 2012, respectively.
Store Leases.  We lease space for substantially all of our Core U.S. and International stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $40.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank,

National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $60.0 million, of which $17.2 million was outstanding as of December 31, 2013.
Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2013:

	Payments Due by Period
Contractual Cash Obligations	Total		2014	2015-2016	2017-2018	Thereafter
	(In thousands)
Senior Debt (including current portion)	$366,275	(1)	$43,275	$323,000	$—	$—
6.625% Senior Notes(2)	439,122		19,876	39,750	39,750	339,746
4.75% Senior Notes(3)	339,066		11,875	23,750	23,750	279,691
Operating Leases	567,035		189,353	271,887	101,927	3,868
Total(4)	$1,711,498		$264,379	$658,387	$165,427	$623,305
__________

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.5% to 2.5% or the prime rate plus 0.5% to 1.5% at our election. The weighted average Eurodollar rate on our outstanding debt at December 31, 2013 was 0.20%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(4)
As of December 31, 2013, we have $13.2 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. On May 2, 2013, we entered into an agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase $200.0 million of Rent-A-Center common stock under an accelerated stock buyback program (“the ASB transaction”). Under the agreement, we paid $200.0 million to Goldman Sachs on May 7, 2013, and we received an initial share delivery of 4,592,423 shares, which was estimated to represent 80% of shares expected to be purchased in the ASB transaction. The weighted value of these shares immediately reduced weighted-average shares outstanding in our calculation of earnings per share. The remainder of the ASB transaction was subject to a forward contract that settled in October 2013, at which time we received an additional 816,916 shares, ending the ASB transaction.
We have repurchased a total of 36,994,653 shares and 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million and $777.3 million as of December 31, 2013 and 2012, respectively, under this common stock repurchase program. In addition to the 5,409,339 shares repurchased pursuant to the accelerated stock buyback, we repurchased a total of 465,035 shares for $17.4 million in cash during the year ended December 31, 2013.
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

Effect of New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Both early adoption and retrospective application are permitted, and we will adopt this standard prospectively on January 1, 2014. This standard will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of December 31, 2013, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625% and $250.0 million in senior notes outstanding at a fixed rate of 4.75%. We also had $187.5 million outstanding in term loans, $160.5 million outstanding on our revolving credit facility and $18.3 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate. The fair value of the 6.625% senior notes, based on the closing price at December 31, 2013, was $316.7 million. The fair value of the 4.75% senior notes, based on the closing price at December 31, 2013, was $234.7 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have senior credit facilities with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2013, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at December 31, 2013, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.4 million additional pre-tax charge or credit to our statement of earnings.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rent-A-Center, Inc.:
We have audited the accompanying consolidated balance sheet of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Rent-A-Center, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Rent-A-Center, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
February 25, 2013 (except for the effects of the immaterial error correction disclosed in Note B, as to which the date is March 3, 2014)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rent-A-Center, Inc.:
We have audited Rent-A-Center, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 3, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 3, 2014

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 41.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$2,698,395	$2,654,081	$2,496,863
Merchandise sales	278,753	300,077	259,796
Installment sales	72,705	68,356	68,617
Other	18,133	16,391	17,925
Total store revenues	3,067,986	3,038,905	2,843,201
Franchise
Merchandise sales	30,991	38,427	33,972
Royalty income and fees	5,206	5,314	5,011
Total revenues	3,104,183	3,082,646	2,882,184
Cost of revenues
Store
Cost of rentals and fees	683,221	646,090	570,493
Cost of merchandise sold	216,206	241,219	201,854
Cost of installment sales	25,771	24,572	24,834
Total cost of store revenues	925,198	911,881	797,181
Franchise cost of merchandise sold	29,539	36,848	32,487
Total cost of revenues	954,737	948,729	829,668
Gross profit	2,149,446	2,133,917	2,052,516
Operating expenses
Salaries and other expenses	1,733,324	1,663,857	1,591,837
General and administrative expenses	158,424	148,500	140,612
Amortization and write-down of intangibles	11,529	5,889	4,675
Restructuring charge	—	—	13,943
Impairment charge	—	—	7,320
Litigation expense	—	—	2,800
	1,903,277	1,818,246	1,761,187
Operating profit	246,169	315,671	291,329
Interest expense	39,628	32,065	37,234
Interest income	(815)	(842)	(627)
Earnings before income taxes	207,356	284,448	254,722
Income tax expense	79,118	102,745	91,258
NET EARNINGS	$128,238	$181,703	$163,464
Basic earnings per common share	$2.34	$3.08	$2.67
Diluted earnings per common share	$2.32	$3.06	$2.64
Cash dividends paid per common share	$0.84	$0.64	$0.44

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net earnings	$128,238	$181,703	$163,464
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,017)	2,775	(3,992)
Total other comprehensive income (loss)	(2,017)	2,775	(3,992)
COMPREHENSIVE INCOME	$126,221	$184,478	$159,472

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$42,274	$61,087
Receivables, net of allowance for doubtful accounts of $3,700 and $2,920 in 2013 and 2012, respectively	58,686	52,819
Prepaid expenses and other assets	78,471	71,963
Rental merchandise, net
On rent	914,618	807,397
Held for rent	210,450	200,122
Merchandise held for installment sale	4,038	3,741
Property assets, net of accumulated depreciation of $433,935 and $398,039 in 2013 and 2012, respectively	336,498	309,800
Goodwill, net	1,364,549	1,344,665
Other intangible assets, net	8,969	8,223
	$3,018,553	$2,859,817
LIABILITIES
Accounts payable — trade	$120,166	$99,566
Accrued liabilities	315,235	309,066
Deferred income taxes	323,326	299,627
Senior debt	366,275	387,500
Senior notes	550,000	300,000
	1,675,002	1,395,759
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,108,218 and 108,530,911 shares issued in 2013 and 2012, respectively	1,091	1,085
Additional paid-in capital	802,124	784,725
Retained earnings	1,888,002	1,806,488
Treasury stock at cost, 56,369,752 and 50,495,378 shares in 2013 and 2012, respectively	(1,347,677)	(1,130,268)
Accumulated other comprehensive income	11	2,028
	1,343,551	1,464,058
	$3,018,553	$2,859,817

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2013
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2011	105,991	$1,060	$712,600	$1,538,325	$(904,274)	$3,245	$1,350,956
Net earnings	—	—	—	163,464	—	—	163,464
Other comprehensive loss	—	—	—	—	—	(3,992)	(3,992)
Purchase of treasury stock (5,852 shares)	—	—	(116)	—	(164,169)	—	(164,285)
Exercise of stock options	1,809	17	34,893	—	—	—	34,910
Excess tax benefit related to stock awards	—	—	7,036	—	—	—	7,036
Stock-based compensation	—	—	4,471	—	—	—	4,471
Dividends declared	—	—	—	(36,357)	—	—	(36,357)
Other	—	—	(951)	(59)	—	—	(1,010)
Balance at December 31, 2011	107,800	1,077	757,933	1,665,373	(1,068,443)	(747)	1,355,193
Net earnings	—	—	—	181,703	—	—	181,703
Other comprehensive income	—	—	—	—	—	2,775	2,775
Purchase of treasury stock (1,798 shares)	—	—	(35)	—	(61,825)	—	(61,860)
Exercise of stock options	604	7	14,113	—	—	—	14,120
Vesting of restricted share units	127	1	—	—	—	—	1
Excess tax benefit related to stock awards	—	—	4,348	—	—	—	4,348
Stock-based compensation	—	—	8,366	—	—	—	8,366
Dividends declared	—	—	—	(40,588)	—	—	(40,588)
Balance at December 31, 2012	108,531	1,085	784,725	1,806,488	(1,130,268)	2,028	1,464,058
Net earnings	—	—	—	128,238	—	—	128,238
Other comprehensive loss	—	—	—	—	—	(2,017)	(2,017)
Purchase of treasury stock (5,874 shares)	—	—	(12)	—	(217,409)	—	(217,421)
Exercise of stock options	479	5	11,927	—	—	—	11,932
Vesting of restricted share units	98	1	—	—	—	—	1
Excess tax benefit related to stock awards	—	—	(972)	—	—	—	(972)
Stock-based compensation	—	—	6,456	—	—	—	6,456
Dividends declared	—	—	—	(46,724)	—	—	(46,724)
Balance at December 31, 2013	109,108	$1,091	$802,124	$1,888,002	$(1,347,677)	$11	$1,343,551

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net earnings	$128,238	$181,703	$163,464
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	655,591	622,261	556,945
Bad debt expense	14,589	12,953	14,227
Stock-based compensation expense	6,456	8,366	4,471
Depreciation of property assets	76,451	73,361	65,214
Loss on sale or disposal of property assets	1,499	465	2,237
Amortization of intangibles	3,559	4,668	4,285
Amortization of financing fees	3,191	2,765	2,344
Deferred income taxes	23,699	4,386	78,105
Excess tax benefit related to stock awards	(406)	(4,348)	(7,036)
Restructuring charge	—	—	13,943
Impairment charge	—	—	7,320
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(770,879)	(686,247)	(667,860)
Receivables	(19,124)	(13,370)	(9,218)
Prepaid expenses and other assets	(9,798)	1,772	99,114
Accounts payable — trade	20,600	(5,498)	(20,987)
Accrued liabilities	676	14,661	(19,942)
Net cash provided by operating activities	134,342	217,898	286,626
Cash flows from investing activities
Purchase of property assets	(108,367)	(102,453)	(132,710)
Proceeds from sale of property assets	19,973	4,984	208
Acquisitions of businesses	(41,236)	(13,258)	(26,747)
Net cash used in investing activities	(129,630)	(110,727)	(159,249)
Cash flows from financing activities
Purchase of treasury stock	(217,421)	(61,860)	(164,169)
Exercise of stock options	11,932	14,121	34,910
Excess tax benefit related to stock awards	406	4,348	7,036
Payments on capital leases	—	(27)	(285)
Proceeds from debt	908,145	606,570	982,825
Repayments of debt	(679,370)	(659,745)	(943,264)
Dividends paid	(46,809)	(37,866)	(26,891)
Net cash used in financing activities	(23,117)	(134,459)	(109,838)
Effect of exchange rate changes on cash	(408)	310	(201)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,813)	(26,978)	17,338
Cash and cash equivalents at beginning of year	61,087	88,065	70,727
Cash and cash equivalents at end of year	$42,274	$61,087	$88,065
Supplemental cash flow information
Cash paid during the year for:
Interest	$36,897	$31,574	$35,609
Income taxes (excludes $2,426, $4,169 and $113,202 of income taxes refunded in 2013, 2012 and 2011, respectively)	$52,255	$88,873	$10,522

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
These financial statements include the accounts of Rent-A-Center, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., Acceptance Now (formerly reported as RAC Acceptance), International and Franchising (formerly reported as ColorTyme).
Our Core U.S. segment consists of company-owed rent-to-own stores that lease household durable goods to customers on a rent-to-own basis. We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” At December 31, 2013, we operated 2,992 company-owned stores nationwide and in Puerto Rico, including 45 retail installment sales stores.
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer's locations. At December 31, 2013, we operated 1,325 Acceptance Now locations.
Our International segment consists of our company-owned rent-to-own stores in Mexico and Canada that lease household durable goods to customers on a rent-to-own basis. Our stores in Canada operate under the name “Rent-A-Centre.” At December 31, 2013, we operated 151 stores in Mexico and we operated 18 stores in Canada.
Rent-A-Center Franchising International, Inc., (formerly ColorTyme, Inc.), an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. At December 31, 2013, Franchising had 179 franchised stores operating in 30 states. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
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
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on the 90th day following the time the account became past due in the Core U.S. and International segments, and on the 150th day in the Acceptance Now segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.
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

Revenues
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
Revenues from the sale of merchandise in our retail installment stores are recognized when the installment note is signed, the customer has taken possession of the merchandise and collectability is reasonably assured.
Revenues from the sale of rental merchandise are recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement.
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
We have established an allowance for doubtful accounts for our installment notes receivable. Our policy for determining the allowance is based on historical loss experience, as well as the results of management’s review and analysis of the payment and collection of the installment notes receivable within the previous year. We believe our allowance is adequate to absorb any known or probable losses. Our policy is to charge off installment notes receivable that are 120 days or more past due. Charge offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previously charged off balances are applied as an increase to the allowance for doubtful accounts.
The majority of Franchising’s accounts receivable relate to amounts due from franchisees. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Accounts receivable are due within 30 days and are stated at amounts due from franchisees net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Franchising’s previous loss history, the franchisee’s current ability to pay its obligation to Franchising, and the condition of the general economy and the industry as a whole. Franchising writes off accounts receivable that are 120 days or more past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Amortization
We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Our reporting units are generally our reportable operating segments. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. We assess recoverability using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. If the carrying value exceeds the discounted fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, we would recognize impairment charges in an amount equal to the excess of the carrying value over fair value. During the years ended December 31, 2013 and 2012, we recorded goodwill impairment charges of $1.1 million and $1.0 million, respectively, in our International segment as a result of the sustained underperformance of certain stores located in Canada. These charges are included in amortization and write-down of intangibles in the consolidated statements of earnings. There were no impairment charges recognized related to goodwill in 2011.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established. We include NOLs in the calculation of deferred tax assets. NOLs are utilized to the extent allowable due to the provisions of the Internal Revenue Code of 1986, as amended, and relevant state statutes.
We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. A number of years may elapse before a particular matter, for which we have recorded a liability, is audited and effectively settled. We review our tax positions quarterly and adjust the balance as new information becomes available. We classify interest accrued related to unrecognized tax benefits as interest expense.
We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying Consolidated Statements of Earnings.
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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $92.6 million, $97.3 million and $92.8 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees, consultants and directors, which are described more fully in Note L. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the terms of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Restricted stock units are valued using the last trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period.
We revised the 2011 consolidated statements of earnings to classify stock-based compensation received by employees above the district manager level that was previously reported within salaries and other expenses to general and administrative expenses to conform to the 2013 and 2012 presentation. This reclassification resulted in a decrease in salaries and other expenses of $4.5 million for the year ended December 31, 2011, with a corresponding increase to general and administrative expenses. This reclassification had no impact on net earnings or earnings per share for 2011.
Reclassifications
Certain reclassifications have been made to the reported amounts for the prior periods to conform to the current period presentation. These reclassifications had no impact on net earnings or earnings per share in any period.

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
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Both early adoption and retrospective application are permitted, and we will adopt this standard prospectively on January 1, 2014. This standard will not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

Note B — Correction of Immaterial Errors
During the fourth quarter of 2013, we identified errors in accounting for our estimates for rental merchandise reserves and for the allowance for doubtful accounts, resulting in an immaterial overstatement of on rent merchandise and understatements of held for rent merchandise and receivables which affected periods beginning prior to 2011 through December 31, 2013. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded the errors were immaterial to the prior periods. The errors resulted in an overstatement of on rent merchandise of $14.5 million, an understatement of held for rent merchandise of $1.2 million and an understatement of receivables of $4.0 million, respectively, at December 31, 2012. The errors resulted in an understatement of salaries and other expenses of $2.8 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively, and $0.5 million, $0.2 million and $0.8 million for the three-month periods ended March 31, 2013, June 30, 2013, and September 30, 2013, respectively. The understatement of salaries and other expenses discussed above, adjusted for the related income tax expense impact, resulted in an overstatement of net earnings of $1.8 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively, and $0.3 million, $0.1 million and $0.5 million for the three-month periods ended March 31, 2013, June 30, 2013, and September 30, 2013, respectively.
Due to the immaterial nature of the error correction, we revised our historical financial statements based on the amounts discussed above for 2011 and 2012 herein, and will revise the quarters within 2013 when they are published in future filings. We recognized the cumulative effect of the errors in periods prior to those that are presented herein by decreasing retained earnings by $3.0 million as of January 1, 2011.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

	December 31,
	2013	2012
	(In thousands)
Installment sales receivable	$51,335	$46,753
Trade and notes receivables	11,051	8,986
Total	62,386	55,739
Less allowance for doubtful accounts	(3,700)	(2,920)
Net receivables	$58,686	$52,819
The allowance for doubtful accounts related to installment sales receivable was $2.9 million and $2.3 million, and the allowance for doubtful accounts related to trade receivables was $0.8 million and $0.6 million at December 31, 2013 and 2012, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$2,920	$3,919	$5,152
Bad debt expense	14,589	12,953	14,227
Accounts written off	(18,348)	(17,432)	(19,769)
Recoveries	4,539	3,480	4,309
Ending balance	$3,700	$2,920	$3,919

Note D — Rental Merchandise

	December 31,
	2013	2012
	(In thousands)
On rent
Cost	$1,463,636	$1,294,966
Less accumulated depreciation	(549,018)	(487,569)
Net book value, on rent	$914,618	$807,397
Held for rent
Cost	$271,193	$251,598
Less accumulated depreciation	(60,743)	(51,476)
Net book value, held for rent	$210,450	$200,122

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Property Assets

	December 31,
	2013	2012
	(In thousands)
Furniture and equipment	$332,607	$316,696
Transportation equipment	11,957	12,204
Building and leasehold improvements	325,597	311,782
Land and land improvements	6,853	5,299
Construction in progress	93,419	61,858
	770,433	707,839
Less accumulated depreciation	(433,935)	(398,039)
	$336,498	$309,800
We had $86.3 million and $54.8 million of capitalized software costs included in construction in progress at December 31, 2013, and 2012 respectively. For the years ended December 31, 2013, 2012 and 2011, we placed in service internally developed software of approximately $4.6 million, $8.4 million and $16.0 million, respectively.

Note F — Intangible Assets and Acquisitions
Intangible Assets
Amortizable intangible assets consist of the following (in thousands):

		December 31, 2013		December 31, 2012
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,337	$6,102	$6,104	$6,098
Customer relationships	2	74,799	71,899	71,816	70,001
Vendor relationships	11	7,538	1,704	7,538	1,136
Total		$88,674	$79,705	$85,458	$77,235

Aggregate amortization expense (in thousands):

Year Ended December 31, 2013	$3,559
Year Ended December 31, 2012	$4,668
Year Ended December 31, 2011	$4,285

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2014	$2,704
2015	1,491
2016	644
2017	568
2018	445
Thereafter	3,117
$8,969
At December 31, 2013, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,310.1 million and $54.4 million, respectively. At December 31, 2012, the amount of goodwill allocated to the Core U.S., Acceptance Now and International segments was approximately $1,289.2 million, $54.4 million, and $1.1 million, respectively.
During the years ended December 31, 2013 and 2012, we recorded goodwill impairment charges of $1.1 million and $1.0 million, respectively, in our International segment as a result of the sustained underperformance of certain stores located in Canada. These charges are included in amortization and write-down of intangibles in the consolidated statements of earnings.
A summary of the changes in recorded goodwill follows (in thousands):

	Year Ended December 31,
	2013	2012
Gross balance as of January 1,	$1,344,665	$1,339,125
Additions from acquisitions	28,282	6,874
Goodwill impairments and write-offs related to stores sold or closed	(9,038)	(1,221)
Post purchase price allocation adjustments	640	(113)
Balance as of the end of the period	$1,364,549	$1,344,665

Acquisitions
The following table provides information concerning the acquisitions made during the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollar amounts in thousands)
Number of stores acquired remaining open	47	6	26
Number of stores acquired that were merged with existing stores	38	31	71
Number of kiosk locations acquired	—	—	5
Number of transactions	47	19	19
Total purchase price	$41,236	$13,258	$26,747
Amounts allocated to:
Goodwill	$28,282	$6,874	$18,755
Non-compete agreements	235	—	10
Customer relationships	2,959	1,160	2,843
Rental merchandise	11,843	4,380	6,023
Property and other assets	910	845	—
Liabilities assumed	—	—	(884)

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. Acquired customer relationships are amortized utilizing the straight-line method over a 21 month period, non-compete agreements are amortized using the straight-line method over the contractual life of the agreements, vendor relationships are amortized using the straight-line method over a 7 or 15 year period, other intangible assets are amortized using the straight-line method over the life of the asset and goodwill associated with acquisitions is not amortized. The weighted average amortization period was approximately 22 months for intangible assets added during the year ended December 31, 2013. Additions to goodwill due to acquisitions in 2013 were tax deductible.
All acquisitions have been accounted for as asset purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.

Note G — Senior Debt
Our $750.0 million senior credit facilities consist of a $250.0 million, five-year term loan and a $500.0 million, five-year revolving credit facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2013 and 2012 are as follows:

		December 31, 2013			December 31, 2012
	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
		(In thousands)
Senior Credit Facilities:
Term Loan	July 14, 2016	$250,000	$187,500	$—	$250,000	$212,500	$—
Revolving Facility	July 14, 2016	500,000	160,500	234,830	500,000	175,000	215,405
		750,000	348,000	234,830	750,000	387,500	215,405
Other Indebtedness:
Line of credit		20,000	18,275	1,725	20,000	—	20,000
Total		$770,000	$366,275	$236,555	$770,000	$387,500	$235,405

The full amount of the revolving credit facility may be used for the issuance of letters of credit. At December 31, 2013 and 2012, the amounts available under the revolving credit facility were reduced by approximately $104.7 million and $109.6 million, respectively, for our outstanding letters of credit.
Borrowings under our senior credit facility accrue interest at varying rates equal to, at our election, either (y) the prime rate plus 0.50% to 1.50%; or (z) the Eurodollar rate plus 1.50% to 2.50%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The margins on the Eurodollar rate and on the prime rate, which were 2.25% and 1.25% respectively, at December 31, 2013, may fluctuate dependent upon an increase or decrease in our consolidated leverage ratio as defined by a pricing grid included in the amended credit agreement, and the weighted average margins for the year ended December 31, 2013, were 2.08% and 1.08%, respectively. We have not entered into any interest rate protection agreements with respect to term loans under our senior credit facilities. A commitment fee equal to 0.30% to 0.50% of the average daily amount of the available revolving commitment is payable quarterly.
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

•
repurchase our capital stock and 6.625% notes and 4.75% notes and pay cash dividends in the event the pro forma senior leverage ratio is greater than 2.50x (on February 20, 2014, we obtained a waiver from the lenders under our senior credit facilities to permit the declaration and payment of a cash dividend with respect to the second quarter of 2014);

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our senior credit facilities require us to comply with several financial covenants. The table below shows the required and actual ratios under our credit facilities calculated as of December 31, 2013:

	Required Ratio		Actual Ratio
Maximum consolidated leverage ratio	No greater than	3.25:1	2.64:1
Minimum fixed charge coverage ratio	No less than	1.35:1	1.38:1
These financial covenants, as well as the related components of their computation, are defined in the amended and restated credit agreement governing our senior credit facility, which is included as an exhibit to our Current Report on Form 8-K dated as of July 14, 2011. In accordance with the credit agreement, the maximum consolidated leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2013 ($880.7 million) by consolidated EBITDA for the 12-month period ending December 31, 2013 ($334.1 million). For purposes of the covenant calculation, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The minimum fixed charge coverage ratio was calculated pursuant to the credit agreement by dividing consolidated EBITDA for the 12-month period ending December 31, 2013, as adjusted for certain capital expenditures ($485.1 million), by consolidated fixed charges for the 12-month period ending December 31, 2013 ($351.5 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of interest expense, lease expense, cash dividends, and mandatory debt repayments.
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
The table below shows the scheduled maturity dates of our senior debt outstanding at December 31, 2013.

Year Ending December 31,	(In thousands)
2014	$43,275
2015	25,000
2016	298,000
$366,275

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Subsidiary Guarantors – Senior Notes
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
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.750%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our senior credit facility.
The indenture governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket under which approximately $75 million is available); and

•	engage in a merger or sell substantially all of our assets.
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
Any mandatory repurchase of the 6.625% notes an/or the 4.75% notes would trigger an event of default under our senior credit facilities. We are not required to maintain any financial ratios under either of the indentures.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I — Accrued Liabilities

	December 31,
	2013	2012
	(In thousands)
Accrued insurance costs	$122,475	$124,499
Accrued compensation	55,911	56,748
Deferred revenue	44,506	43,577
Taxes other than income	23,660	27,656
Accrued dividends	12,103	12,188
Deferred rent	10,424	9,699
Accrued interest payable	5,609	3,580
Accrued other	40,547	31,119
	$315,235	$309,066

Note J — Income Taxes
A reconciliation of the federal statutory rate of 35% to actual follows:

	Year Ended December 31,
	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6%	1.5%	1.9%
Effect of foreign operations, net of foreign tax credits	0.4%	(0.2)%	0.3%
Other, net	0.2%	(0.2)%	(1.4)%
Total	38.2%	36.1%	35.8%
The components of income tax expense are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current expense
Federal	$45,784	$86,839	$4,154
State	5,888	10,428	6,547
Foreign	5,659	3,100	3,762
Total current	57,331	100,367	14,463
Deferred expense
Federal	20,427	6,589	76,336
State	2,494	(4,069)	1,090
Foreign	(1,134)	(142)	(631)
Total deferred	21,787	2,378	76,795
Total	$79,118	$102,745	$91,258

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets
Federal net operating loss carryforwards	$1,798	$7,873
State net operating loss carryforwards	15,072	14,711
Accrued liabilities	54,875	52,909
Other assets including credits	2,619	1,402
Foreign tax credit carryforwards	10,584	6,771
	84,948	83,666
Valuation allowance	(319)	(319)
Deferred tax liabilities
Rental merchandise	(256,912)	(252,464)
Property assets	(42,357)	(32,815)
Intangible assets	(108,686)	(97,695)
	(407,955)	(382,974)
Net deferred taxes	$(323,326)	$(299,627)
At December 31, 2013, we had approximately $5.1 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income expiring between 2020 and 2023 and approximately $304.6 million of state NOL carryforwards expiring between 2014 and 2031. All of the federal NOL and 22% of the total remaining state NOL carryforward represent acquired NOLs. Utilization of these NOL's is subject to applicable annual limitations for U.S. state and U.S. federal tax purposes, including section 382 of the Internal Revenue Code of 1986, as amended. In addition, at December 31, 2013, we also had approximately $10.6 million in foreign tax credit (“FTC”) carryforwards expiring between 2020 and 2023. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our state NOLs or FTCs will not be recovered.
We have not provided for deferred income taxes on undistributed earnings of non-U.S. subsidiaries because of our intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable: however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2010. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. This matter was heard by the United States Tax Court at trial during November 2011. A favorable decision was issued by the Court on January 14, 2014, and is subject to appeal by the IRS. Our 2010 U. S. federal income tax return has been selected for a limited scope audit and we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue, the 2010 federal exam or the various state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2012	$9,656
Additions for tax positions of prior years	1,411
Reductions for tax positions of prior years	(489)
Settlements	(411)
Balance at January 1, 2013	10,167
Additions based on tax positions related to current year	50
Additions for tax positions of prior years	3,742
Reductions for tax positions of prior years	(786)
Balance at December 31, 2013	$13,173
Included in the balance of unrecognized tax benefits at December 31, 2013 is $9.0 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
As of December 31, 2013, we have accrued approximately $1.8 million for the payment of interest and recorded interest expense of approximately $455,000 for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above.

Note K — Commitments and Contingencies
Leases
We lease space for substantially all of our Core U.S. and International stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2023. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $240.9 million, $235.6 million and $230.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2013 are as follows:

Operating Leases
Year Ending December 31,	(In thousands)
2014	$189,353
2015	156,673
2016	115,214
2017	71,244
2018	30,683
Thereafter	3,868
$567,035

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
Franchising Guarantees
Our subsidiary, ColorTyme Finance, Inc. ( “ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $40.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $60.0 million, of which $17.2 million was outstanding as of December 31, 2013.

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
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2013 and 2012, there were 1,729,969 and 1,616,983 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 1,020,361 and 870,643 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2013 and 2012, respectively.
Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2013 and 2012, there were 97,499 and 212,969 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.
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
For the years ended December 31, 2013, 2012 and 2011, we recorded stock based compensation expense of approximately $6.5 million ($4.0 million net of tax), $8.4 million ($5.3 million net of tax) and $4.5 million ($2.8 million net of tax), respectively, related to stock options and restricted stock units granted. We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to stock option activity related to the Plans follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance outstanding at January 1, 2013	2,260,410	$28.57
Granted	760,322	36.05
Exercised	(478,652)	24.93
Forfeited	(210,923)	32.94
Balance outstanding at December 31, 2013	2,331,157	$31.36	7.22 years	$8,772

Exercisable at December 31, 2013	863,893	$26.13	5.11 years	$6,905
The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $5.8 million, $7.5 million and $24.1 million, respectively, resulting in tax benefits of $0.4 million, $4.3 million and $7.0 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows.
The fair value of unvested options that we expect to result in compensation expense was approximately $10.3 million with a weighted average number of years to vesting of 2.63 years at December 31, 2013.
During the year ended December 31, 2013, the weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method with the following assumptions:

Employee options:
Risk free interest rate (0.27% to 1.81%)	Weighted average 0.88%
Expected dividend yield (2.20% to 2.44%)	Weighted average 2.34%
Expected life (2.33 years to 6.25 years)	Weighted average 4.43 years
Expected volatility (28.64% to 44.35%)	Weighted average 37.88%
Forfeiture rate	7%
Employee stock options granted	760,322
Weighted average grant date fair value	$9.27
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2011, the weighted average fair values of the options granted under the Plans were calculated using the binomial method with the following assumptions:

Employee options:
Risk free interest rate (0.12% to 1.78%)	Weighted average 0.71%
Expected dividend yield (0.70% to 2.30%)	Weighted average 1.31%
Expected life	6.05 years
Expected volatility (33.42% to 50.12%)	Weighted average 42.48%
Forfeiture rate (7.55% to 13.41%)	Weighted average 9.48%
Employee stock options granted	770,245
Weighted average grant date fair value	$7.50
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2013	440,185	$28.96
Granted	259,484	32.70
Vested	(149,669)	21.66
Forfeited	(33,328)	32.97
Balance outstanding at December 31, 2013	516,672	$32.69

Restricted stock units are valued using the last trade before the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2013, was approximately $5.2 million expected to be recognized over a weighted average period of 1.83 years.

Note M — Deferred Compensation Plan
The Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees who do not participate in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a five-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2013, 2012 and 2011, we made matching cash contributions of $0.4 million, $0.6 million and $0.1 million, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 4% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2013, 2012 and 2011. The deferred compensation plan liability was approximately $8.3 million and $5.0 million as of December 31, 2013 and 2012 respectively.

Note N — Employee Benefit Plan
We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a five-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2013, 2012 and 2011, we made matching cash contributions of $6.6 million, $5.3 million and $5.8 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, 2012 and 2011, 6.8%, 10.0%, and 12.0%, respectively, of the total plan assets consisted of our common stock.

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
At December 31, 2013, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2013 and 2012, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs.
At December 31, 2013, the fair value of our 6.625% senior notes was $316.7 million, which was approximately $16.7 million above their carrying value of $300.0 million. At December 31, 2012, the fair value of our 6.625% senior notes was $327.0 million, which was approximately $27.0 million above their carrying value of $300.0 million. At December 31, 2013, the fair value of our 4.75% senior notes was $234.7 million, which was approximately $15.3 million below the carrying value of $250.0 million.

Note P — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. On May 2, 2013, we entered into an agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase $200.0 million of Rent-A-Center common stock under an accelerated stock buyback program (“the ASB transaction”). Under the agreement, we paid $200.0 million to Goldman Sachs on May 7, 2013, and we received an initial share delivery of 4,592,423 shares, which was estimated to represent 80% of shares expected to be purchased in the ASB transaction. The weighted value of these shares immediately reduced weighted-average shares outstanding in our calculation of earnings per share. The remainder of the ASB transaction was subject to a forward contract that settled in October 2013, at which time we received an additional 816,916 shares, ending the ASB transaction.
We have repurchased a total of 36,994,653 shares and 31,120,279 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million and $777.3 million as of December 31, 2013 and 2012, respectively, under this common stock repurchase program. In addition to the 5,409,339 shares repurchased pursuant to the accelerated stock buyback, we repurchased a total of 465,035 shares for $17.4 million in cash during the year ended December 31, 2013.

Note Q — Segment Information
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
Our Core U.S. segment primarily operates rent-to-own stores in the United States and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 45 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets. During 2011 in this segment, we recorded a pre-tax impairment charge of approximately $7.3 million related to the discontinuation of the financial services business, which ceased operations in December 2010, a pre-tax litigation charge of approximately $2.8 million related to the settlement of wage and hour claims in California and a pre-tax restructuring charge of approximately $7.6 million related to the closure of eight Home Choice stores in Illinois, 24 RAC Limited

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

locations within third-party grocery stores and 26 core rent-to-own stores following the sale of all customer accounts at those locations.
Our Acceptance Now segment operates kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The transaction offered is generally similar to that of the Core U.S. segment; however, the majority of the customers in this segment enter into monthly rather than weekly agreements. Segment assets include cash, rental merchandise, property assets, goodwill and other intangible assets. A restructuring charge of $4.9 million associated with the December 2010 acquisition of The Rental Store, Inc. was recognized in this segment during 2011.
Our International segment currently consists of our company-owned rent-to-own stores in Mexico and Canada. The nature of this segment's operations and assets are the same as our Core U.S. segment. At December 31, 2013, we operated 151 stores in Mexico and 18 stores in Canada.
During the third quarter of 2013, ColorTyme, Inc., our franchisor of rent-to-own stores, changed its name to Rent-A-Center Franchising International, Inc., and all future franchises sold will be licensed under the Rent-A-Center name. This segment will be referred to as Franchising in the future. We offered our current franchisees the opportunity to convert their ColorTyme stores to the Rent-A-Center name. Our franchised stores use Rent-A-Center’s, ColorTyme’s or RimTyme's trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees' monthly gross revenue and initial fees for new locations. Segment assets include cash, franchise fee receivables, property assets and intangible assets.
To facilitate the conversion of ColorTyme branded stores to Rent-A-Center, we sold some of our company-owned stores to existing franchisees and purchased some of the former ColorTyme stores and are either operating them under the Rent-A-Center brand or merged them with existing stores. We believe that an unified network of both company-owned and franchised stores operating under the Rent-A-Center name creates a stronger service offering for our customers and leverages our growth efforts to reach more customers.
We incur costs at our corporate headquarters that benefit our Core U.S., Acceptance Now and International operating segments. Accordingly, we allocate such costs among these segments based on segment revenue to determine segment operating profit. Likewise, certain corporate assets used to support these operating segments, including the land and building in which the corporate headquarters are located and related property assets, cash and prepaid expenses are also allocated to these operating segments based on segment revenue. Because our Franchising segment maintains a separate, independent corporate office, no additional corporate costs or assets are allocated to that segment.
Segment information as of and for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands, except location count):

	Year Ended December 31, 2013
	Core U.S.	Acceptance Now	International	Franchising	Total
Revenues	$2,507,498	$502,043	$58,445	$36,197	$3,104,183
Gross profit	1,810,160	290,741	41,887	6,658	2,149,446
Operating profit (loss)	205,928	66,625	(28,237)	1,853	246,169
Depreciation of property assets	64,852	5,036	6,484	79	76,451
Amortization and write-down of intangibles	9,892	569	1,068	—	11,529
Capital expenditures	84,819	11,076	12,472	—	108,367
Rental merchandise, net
On rent	609,332	284,421	20,865	—	914,618
Held for rent	194,734	3,837	11,879	—	210,450
Total assets	2,561,688	375,920	79,257	1,688	3,018,553

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Core U.S.	Acceptance Now	International	Franchising	Total
Revenues	$2,655,411	$343,283	$40,211	$43,741	$3,082,646
Gross profit	1,904,586	194,607	27,831	6,893	2,133,917
Operating profit (loss)	318,784	25,261	(30,700)	2,326	315,671
Depreciation of property assets	63,793	3,631	5,848	89	73,361
Amortization and write-down of intangibles	2,103	2,819	967	—	5,889
Capital expenditures	84,680	5,275	12,498	—	102,453
Rental merchandise, net
On rent	589,181	204,640	13,576	—	807,397
Held for rent	190,703	3,007	6,412	—	200,122
Total assets	2,504,954	286,774	65,378	2,711	2,859,817

	Year Ended December 31, 2011
	Core U.S.	Acceptance Now	International	Franchising	Total
Revenues	$2,631,416	$193,295	$18,490	$38,983	$2,882,184
Gross profit	1,918,781	114,228	13,011	6,496	2,052,516
Operating profit (loss)	318,271	(16,483)	(13,679)	3,220	291,329
Depreciation of property assets	60,558	2,229	2,295	132	65,214
Amortization and write-down of intangibles	1,092	3,583	—	—	4,675
Capital expenditures	108,553	5,881	18,276	—	132,710
Rental merchandise, net
On rent	610,104	136,755	7,698	—	754,557
Held for rent	178,826	1,274	7,869	—	187,969
Total assets	2,532,412	214,572	44,337	3,571	2,794,892

 Over 85% of our total revenues are comprised of rental and fee revenues from the following product groups:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Furniture and accessories	$913,398	$858,245	$785,918
Consumer electronics	664,882	696,621	670,135
Appliances	431,100	421,762	385,795
Computers	345,646	357,014	366,619
Other products and services	343,369	320,439	288,396
Total rentals and fees	$2,698,395	$2,654,081	$2,496,863
Our revenues originate in the following countries:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$3,045,738	$3,042,435	$2,863,694
Mexico	47,169	22,603	4,303
Canada	11,276	17,608	14,187
Total revenues	$3,104,183	$3,082,646	$2,882,184

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note R — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2013
Basic earnings per common share	$128,238	54,804	$2.34
Effect of dilutive stock options	—	358
Diluted earnings per common share	$128,238	55,162	$2.32

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2012
Basic earnings per common share	$181,703	58,913	$3.08
Effect of dilutive stock options	—	492
Diluted earnings per common share	$181,703	59,405	$3.06

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2011
Basic earnings per common share	$163,464	61,188	$2.67
Effect of dilutive stock options	—	701
Diluted earnings per common share	$163,464	61,889	$2.64
For 2013, 2012, and 2011, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, were 1,507,355, 1,115,245, and 744,640, respectively.
Note S — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2013, 2012 and 2011 is as follows, adjusted to reflect the revisions to reserves discussed in Note B to the consolidated financial statements:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013
Revenues	$819,281	$760,511	$754,780	$769,611
Gross profit	550,678	530,620	529,332	538,816
Operating profit	78,784	77,230	55,773	34,382
Net earnings	46,133	41,876	27,165	13,064
Basic earnings per common share	$0.80	$0.76	$0.51	$0.25
Diluted earnings per common share	$0.79	$0.76	$0.50	$0.25
Cash dividends paid per common share	$0.21	$0.21	$0.21	$0.21

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012
Revenues	$835,254	$749,698	$739,314	$758,380
Gross profit	560,417	526,973	519,341	527,186
Operating profit	90,476	78,454	67,798	78,943
Net earnings	50,968	43,825	39,701	47,209
Basic earnings per common share	$0.86	$0.74	$0.67	$0.81
Diluted earnings per common share	$0.85	$0.74	$0.67	$0.80
Cash dividends paid per common share	$0.16	$0.16	$0.16	$0.16

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenues	$742,178	$698,253	$704,271	$737,482
Gross profit	523,148	506,355	505,724	517,289
Operating profit	80,486	72,872	57,363	80,608
Net earnings	44,272	39,713	30,948	48,531
Basic earnings per common share	$0.70	$0.64	$0.52	$0.82
Diluted earnings per common share	$0.69	$0.63	$0.51	$0.81
Cash dividends paid per common share	$0.06	$0.06	$0.16	$0.16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Please refer to Management’s Annual Report on Internal Control over Financial Reporting on page 42 of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Please refer to the Report of Independent Registered Public Accounting Firm on page 41 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
For the year ended December 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.   Executive Compensation.(*)

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements on page 39 of this Annual Report on Form 10-K.
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
Chief Executive Officer
Date: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT D. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
Robert D. Davis

/s/ MICHAEL S. WILDING	Senior Vice President — Accounting & Global Controller; Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
Michael S. Wilding

/s/ MARK E. SPEESE	Chairman of the Board	March 3, 2014
Mark E. Speese

/s/ MICHAEL J. GADE	Director	March 3, 2014
Michael J. Gade

/s/ JEFFERY M. JACKSON	Director	March 3, 2014
Jeffery M. Jackson

/s/ J. V. LENTELL	Director	March 3, 2014
J. V. Lentell

/s/ STEVEN L. PEPPER	Director	March 3, 2014
Steven L. Pepper

/s/ LEONARD H. ROBERTS	Director	March 3, 2014
Leonard H. Roberts

/s/ PAULA STERN	Director	March 3, 2014
Paula Stern

INDEX TO EXHIBITS

Exhibit No.                          Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002.)

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

INDEX TO EXHIBITS

Exhibit No.                          Description

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

10.14†
Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

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

10.24†
Form of Executive Transition Agreement entered into with management (Incorporated herein by this reference to Exhibit 10.24 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2013.)

10.25†
Employment Agreement, dated October 2, 2006, and amended and restated as of September 6, 2013, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

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

10.34
Second Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of August 30, 2013 (Incorporated herein by reference to Exhibit 10.34 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

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

21.1*	Subsidiaries of Rent-A-Center, Inc.

23.1*	Consent of KPMG LLP

23.2*	Consent of Grant Thornton LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Michael S. Wilding

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael S. Wilding

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 ________

INDEX TO EXHIBITS

Exhibit No.                          Description

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**
The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.