Form 10-Q
period 2014-03-31
RENT A CENTER INC DE
filed 2014-04-25
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 21, 2014:

Class	Outstanding
Common stock, $.01 par value per share	52,795,549

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2014	2013
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$694,168	$673,604
Merchandise sales	108,061	113,573
Installment sales	18,356	17,127
Other	4,258	4,760
Total store revenues	824,843	809,064
Franchise
Merchandise sales	7,324	8,833
Royalty income and fees	1,579	1,384
Total revenues	833,746	819,281
Cost of revenues
Store
Cost of rentals and fees	177,870	167,919
Cost of merchandise sold	79,617	86,299
Cost of installment sales	6,382	5,969
Total cost of store revenues	263,869	260,187
Franchise cost of merchandise sold	7,000	8,416
Total cost of revenues	270,869	268,603
Gross profit	562,877	550,678
Operating expenses
Salaries and other expenses	457,630	432,191
General and administrative expenses	44,737	38,813
Amortization and write-down of intangibles	747	890
	503,114	471,894
Operating profit	59,763	78,784
Finance charges from refinancing	1,946	—
Interest expense	11,401	8,001
Interest income	(236)	(293)
Earnings before income taxes	46,652	71,076
Income tax expense	17,795	24,943
NET EARNINGS	$28,857	$46,133
Basic earnings per common share	$0.55	$0.80
Diluted earnings per common share	$0.54	$0.79
Cash dividends declared per common share	$0.23	$0.21

See accompanying notes to consolidated financial statements

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
(In thousands)	Unaudited
Net earnings	$28,857	$46,133
Other comprehensive income (loss):
Foreign currency translation adjustments	(97)	1,623
Total other comprehensive income (loss)	(97)	1,623
COMPREHENSIVE INCOME	$28,760	$47,756

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$81,012	$42,274
Receivables, net of allowance for doubtful accounts of $3,610 and $3,700 in 2014 in 2013, respectively	57,871	58,686
Prepaid expenses and other assets	80,739	78,471
Rental merchandise, net
On rent	892,341	914,618
Held for rent	203,272	210,450
Merchandise held for installment sale	3,730	4,038
Property assets, net of accumulated depreciation of $449,638 and $433,935 in 2014 and 2013, respectively	339,801	336,498
Goodwill, net	1,364,081	1,364,549
Other intangible assets, net	8,216	8,969
	$3,031,063	$3,018,553
LIABILITIES
Accounts payable – trade	$122,534	$120,166
Accrued liabilities	372,394	315,235
Deferred income taxes	298,957	323,326
Senior debt	325,000	366,275
Senior notes	550,000	550,000
	1,668,885	1,675,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,158,738 and 109,108,218 shares issued in 2014 and 2013, respectively	1,091	1,091
Additional paid-in capital	804,205	802,124
Retained earnings	1,904,645	1,888,002
Treasury stock at cost, 56,369,752 shares in 2014 and 2013	(1,347,677)	(1,347,677)
Accumulated other comprehensive income (loss)	(86)	11
	1,362,178	1,343,551
	$3,031,063	$3,018,553

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	2014	2013
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$28,857	$46,133
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	169,843	160,983
Bad debt expense	3,664	2,897
Stock-based compensation expense	1,472	2,129
Depreciation of property assets	19,139	18,473
Loss on sale or disposal of property assets	1,487	1,367
Amortization of intangibles	747	715
Amortization of financing fees	870	691
Finance charges from refinancing	1,946	—
Deferred income taxes	(24,370)	969
Excess tax benefit related to stock awards	(20)	(1,136)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(135,407)	(187,583)
Receivables	(2,849)	(135)
Prepaid expenses and other assets	(4,609)	6,635
Accounts payable – trade	2,368	32,997
Accrued liabilities	56,922	28,329
Net cash provided by operating activities	120,060	113,464
Cash flows from investing activities
Purchase of property assets	(23,108)	(19,637)
Proceeds from sale of property assets	7	8
Acquisitions of businesses	(5,369)	(2,079)
Net cash used in investing activities	(28,470)	(21,708)
Cash flows from financing activities
Purchase of treasury stock	—	(17,419)
Exercise of stock options	632	3,702
Excess tax benefit related to stock awards	20	1,136
Proceeds from debt	176,580	95,225
Repayments of debt	(217,855)	(141,440)
Dividends paid	(12,147)	(12,187)
Net cash used in financing activities	(52,770)	(70,983)
Effect of exchange rate changes on cash	(82)	394
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,738	21,167
Cash and cash equivalents at beginning of period	42,274	61,087
Cash and cash equivalents at end of period	$81,012	$82,254
Noncash Financing Activities:
During March 2014, we incurred $225.0 million of term loans and $100.0 million of revolving debt when we refinanced $187.5 million of existing term loans and $140.0 million of existing revolving debt as discussed further in Note 3. The difference of $2.5 million was repaid in cash and is included in repayments of debt in the statement above.
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies and Nature of Operations.
The interim consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
Principles of Consolidation and Nature of Operations. These financial statements include the accounts of Rent-A-Center, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., Acceptance Now, Mexico (formerly reported as International, see Note 8 to the consolidated financial statements) and Franchising.
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States, Canada and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. Our stores in Canada operate under the name “Rent-A-Centre.” We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.”
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer of household durable goods through kiosks located within such retailers’ locations.
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico that lease household durable goods to customers on a rent-to-own basis.
Rent-A-Center Franchising International, Inc., an indirect wholly owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
Rental Merchandise. Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. We depreciate merchandise that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months.
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Core U.S. and International segments, and on or before the 150th day in the Acceptance Now segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.
Correction of Immaterial Errors
During the fourth quarter of 2013, we identified errors in accounting for our estimates for rental merchandise reserves and for the allowance for doubtful accounts, resulting in an immaterial overstatement of on rent merchandise and understatements of held for rent merchandise and receivables which affected periods beginning prior to 2011 through December 31, 2013. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded the errors were immaterial to the prior periods. The errors resulted in an understatement of salaries and other expenses of $0.5 million for the three-month period ended March 31, 2013. The understatement of salaries and other expenses discussed above, adjusted for the related income tax impact, resulted in an overstatement of net earnings of $0.3 million for the three-month period ended March 31, 2013. Due to the immaterial nature of the error correction, we revised our historical financial statements based on the amounts discussed above for 2013 herein.

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
New Accounting Pronouncements. In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this standard prospectively effective January 1, 2014, and it did not have a material impact on our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
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

2. Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		March 31, 2014		December 31, 2013
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,337	$6,123	$6,337	$6,102
Customer relationships	2	74,785	72,475	74,799	71,899
Vendor relationships	11	7,538	1,846	7,538	1,704
Total		$88,660	$80,444	$88,674	$79,705
Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2014	$1,957
2015	1,493
2016	636
2017	568
2018	445
Thereafter	3,117
Total	$8,216
At March 31, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,309.7 million and $54.4 million, respectively. At December 31, 2013, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,310.1 million and $54.4 million, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the changes in recorded goodwill follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2014	December 31, 2013
Balance as of January 1,	$1,364,549	$1,344,665
Additions from acquisitions	—	28,282
Goodwill impairments and write-offs related to stores sold or closed	—	(9,038)
Post purchase price allocation adjustments	(468)	640
Balance as of the end of the period	$1,364,081	$1,364,549

3. Senior Debt.
On March 19, 2014, we entered into a Credit Agreement (the "Credit Agreement") among the Company, the several lenders from time to time parties to the Credit Agreement, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, National Association and SunTrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement represents a refinancing of our senior secured debt outstanding under our prior credit agreement, the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, and as amended by the First Amendment dated as of April 13, 2012, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the "Prior Credit Agreement"). The Credit Agreement provides for a new $900 million senior credit facility consisting of $225 million in term loans (the "Term Loans") and a $675 million revolving credit facility (the "Revolving Facility"). The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
Also on March 19, 2014, we borrowed $225 million in Term Loans and $100 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans will be repayable in consecutive quarterly installments commencing on June 30, 2014, with each installment to be paid in an aggregate principal amount equal to 0.25% of the aggregate principal amount of the Term Loans, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021.
The amounts outstanding under the Term Loans and Revolving Facility at March 31, 2014, were $225.0 million and $100.0 million, respectively. Under the Prior Credit Agreement the amounts outstanding under the term loan and revolving credit facility at December 31, 2013, were $187.5 million and $160.5 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.7 million had been so utilized as of March 31, 2014, and at which date $470.3 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the ABR rate plus 0.50% to 1.75%, at our election. The margins on the Eurodollar rate and on the ABR rate for borrowings under the Revolving Facility, which were 2.25% and 1.25%, respectively, at March 31, 2014, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar rate and on the ABR rate for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at March 31, 2014, is equal to 0.45% of the unused portion of the Revolving Facility.
Our borrowings under the Credit Agreement are, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property, and are also secured by a pledge of the capital stock of our U.S. subsidiaries.
The Credit Agreement also permits us to increase the amount of the Term Loans and/or the Revolving Facility from time to time on up to three occasions, in an aggregate amount of no more than $250 million, provided that we are not in default at the time and have obtained the consent of the administrative agent and the lenders providing such increase.
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $80 million is available);

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of March 31, 2014:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	2.59:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	0.85:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.96:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2014 ($819.0 million) by consolidated EBITDA for the 12-month period ending March 31, 2014 ($315.7 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at March 31, 2014 ($269.0 million) by consolidated EBITDA for the 12-month period ending March 31, 2014 ($315.7 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing consolidated EBITDA for the 12-month period ending March 31, 2014, and to the extent reducing consolidated net earnings for such period, consolidated lease expense ($558.8 million), by consolidated fixed charges for the 12-month period ending March 31, 2014 ($285.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
Events of default under the Credit Agreement include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the Credit Agreement would occur if a change of control occurs. This is defined to include situations where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in the composition of Rent-A-Center’s Board of Directors occur. An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $0 and $18.3 million at March 31, 2014, and December 31, 2013, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Subsidiary Guarantors – Senior Notes.
Senior Notes Due 2020. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock.
Senior Notes Due 2021. On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement.
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $80 million is available); and

•	engage in a merger or sell substantially all of our assets.
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
Any mandatory repurchase of the 6.625% notes and/or the 4.75% notes would trigger an event of default under our Credit Agreement. We are not required to maintain any financial ratios under either of the indentures.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Income Taxes.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2010. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. This matter was heard by the United States Tax Court at trial during November 2011. A favorable decision was issued by the Court on January 14, 2014, and is subject to appeal by the IRS. Our 2010 U.S. federal income tax return has been selected for a limited scope audit and we are also under examination in various states. We do not anticipate that adjustments, if any, regarding the 2003 through 2007 disputed issue, the 2010 federal exam or the various state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At March 31, 2014, our unrecognized tax benefits were decreased by approximately $0.3 million from December 31, 2013.
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
At March 31, 2014, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2014, and December 31, 2013, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At March 31, 2014, the fair value of our 6.625% senior notes was $310.5 million, which was approximately $10.5 million above their carrying value of $300.0 million. At December 31, 2013, the fair value of our 6.625% senior notes was $316.7 million, which was approximately $16.7 million above their carrying value of $300.0 million. At March 31, 2014, the fair value of our 4.75% senior notes was $233.4 million, which was approximately $16.6 million below their carrying value of $250.0 million. At December 31, 2013, the fair value of our 4.75% senior notes was $234.7 million, which was approximately $15.3 million below their carrying value of $250.0 million

7. Stock Repurchase Plan.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of March 31, 2014, and December 31, 2013, respectively, under our common stock repurchase program. No shares were repurchased in the first quarter of 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Segment Information.
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories: consumer electronics, appliances, computers, furniture and accessories. On January 1, 2014, the Company realigned its reporting structure to include its 18 Canadian stores in the Core U.S. segment, which were previously reported in the International segment. These stores now report into the Core U.S. segment, and the chief operating decision makers no longer analyze their operating results as a part of the International segment. The accompanying prior-year disclosures have been revised to reflect this change, and we now refer to the segment formerly reported as "International" as "Mexico" since only that country's results are reported therein. Reportable segments and their respective operations are defined as follows.
Our Core U.S. segment primarily operates rent-to-own stores in the United States, Canada and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early purchase option. This segment also includes the 45 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets, goodwill and other intangible assets.
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
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico, and the nature of this segment’s operations and assets are the same as our Core U.S. segment.
The stores in our Franchising segment use Rent-A-Center’s, ColorTyme’s or RimTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own program. As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and initial fees for new locations. Segment assets include cash, receivables and property assets.
We incur costs at our corporate headquarters that benefit our Core U.S., Acceptance Now and Mexico operating segments. Accordingly, we allocate such costs among these segments based on segment revenue to determine segment operating profit. Likewise, certain corporate assets used to support these operating segments, including the land and building in which the corporate headquarters are located and related property assets, cash and prepaid expenses are also allocated to these operating segments based on segment revenue. Because our Franchising segment has maintained a separate, independent corporate office, no additional corporate costs or assets have been allocated to that segment.
Segment information for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$634,763	$174,207	$15,873	$8,903	$833,746
Gross profit	456,589	92,907	11,478	1,903	562,877
Operating profit (loss)	43,857	21,577	(6,277)	606	59,763
Depreciation of property assets	16,037	1,424	1,643	35	19,139
Amortization and write-down of intangibles	605	142	—	—	747
Capital expenditures	18,036	2,784	2,288	—	23,108

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$672,408	$127,163	$9,493	$10,217	$819,281
Gross profit	475,072	67,107	6,698	1,801	550,678
Operating profit (loss)	67,078	15,650	(4,647)	703	78,784
Depreciation of property assets	16,174	1,089	1,190	20	18,473
Amortization and write-down of intangibles	747	143	—	—	890
Capital expenditures	15,052	1,940	2,645	—	19,637

Segment information – selected balance sheet data (in thousands):
	March 31, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Rental merchandise, net
On rent	$580,767	$293,048	$18,526	$—	$892,341
Held for rent	185,664	6,852	10,756	—	203,272
Total assets	2,565,076	391,844	71,612	2,531	3,031,063

	December 31, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Rental merchandise, net
On rent	$612,517	$284,421	$17,680	$—	$914,618
Held for rent	195,654	3,837	10,959	—	210,450
Total assets	2,569,057	375,920	71,888	1,688	3,018,553

9. Stock-Based Compensation.
We recognized $1.5 million and $2.1 million in pre-tax compensation expense related to stock options and restricted stock units during the three-month periods ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we granted approximately 624,000 stock options, 216,000 performance-based restricted stock units and 143,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 25.29% to 41.41%, a risk-free interest rate of 0.51% to 2.37%, an expected dividend yield of 2.8% to 3.7% and an expected life of 2.33 to 8.33 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2014, was $28.27 and the weighted-average grant-date fair value was $6.64. The restricted stock units are valued using the last trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2014, was $23.03.

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
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2014
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$28,857	52,795	$0.55
Effect of dilutive stock awards	—	225
Diluted earnings per common share	$28,857	53,020	$0.54

	Three Months Ended March 31, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$46,133	57,947	$0.80
Effect of dilutive stock awards	—	388
Diluted earnings per common share	$46,133	58,335	$0.79
For the three-month periods ended March 31, 2014 and 2013, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,478,460 and 1,302,773, respectively.

Item 1A. Risk Factors.
The risk factor below supersedes and replaces in its entirety the corresponding risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
The indebtedness under our senior credit facilities is secured by substantially all of our assets. Should a default or acceleration of this indebtedness occur, the holders of this indebtedness could sell the assets to satisfy all or a part of what is owed.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
Our Business
We are the largest rent-to-own operator in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers, furniture and accessories, under flexible rental purchase agreements with no long-term obligation.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “Acceptance Now” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 1,355 Acceptance Now locations at March 31, 2014, and we intend to continue growing the Acceptance Now segment by expanding the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. Capital expenditures related to opening an Acceptance Now kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment. There is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations. In addition, we are rapidly expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
We recently launched a multi-year program designed to transform and modernize our operations company-wide in order to improve the profitability of the Core U.S. segment while continuing to support our Acceptance Now and Mexico segments. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as developing a new supply chain, formulating a customer-focused value-based pricing strategy, optimizing our store footprint, and innovating our digital e-commerce capabilities.
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
Rental payments are generally made in advance on a weekly basis in our Core U.S. and Mexico segments and monthly in our Acceptance Now segment and, together with applicable fees, constitute our primary revenue source.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Brand name merchandise. We offer well-known brands such as LG, Samsung, Sony, Toshiba and Vizio home electronics; Whirlpool appliances; Acer, Apple, Asus, Dell, Hewlett-Packard, Samsung, Sony and Toshiba computers and/or tablets; and Albany, Ashley, England, Klaussner, Lane, Standard and Welton furniture.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 81% and 91% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our Mexico segment, respectively. Payments are made in advance on a monthly basis in our Acceptance Now segment.
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
Our Operating Segments
We report four operating segments: Core U.S., Acceptance Now, Mexico and Franchising. As discussed in Note 8 to the consolidated financial statements, we began reporting our Canadian stores in the Core U.S. segment effective January 1, 2014, and now we only report Mexico operations in the segment formerly reported as International. Additional information regarding our operating segments is provided in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States, Canada and Puerto Rico, is our largest operating segment, comprising approximately 76.1% of our consolidated net revenues and approximately 73.4% of our operating profit for the three-month period ended March 31, 2014.
We recently launched a multi-year program designed to transform and modernize our operations company-wide in order to improve the profitability of the Core U.S. segment while continuing to support our Acceptance Now and Mexico segments. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as developing a new supply chain, formulating a customer-focused value-based pricing strategy, optimizing our store footprint, and innovating our digital e-commerce capabilities.
At March 31, 2014, we operated 2,997 company-owned stores nationwide, in Canada and in Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Each Acceptance Now kiosk location typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. Accordingly, capital expenditures with respect to a new Acceptance Now location are minimal. Likewise, any exit costs associated with the closure of a Acceptance Now location would also be immaterial on an individual basis.
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
We intend to grow the Acceptance Now segment by increasing both the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. At March 31, 2014, we operated 1,355 kiosk locations inside furniture and electronics retailers located in 38 states and Puerto Rico. We expect to open approximately 100 kiosk locations in 2014.
Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. We are expanding our operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally.
We will expand operations into Mexico City and other complementary new market areas, while expanding our presence in currently existing market areas. At March 31, 2014, we operated 173 stores in Mexico, and we expect to open approximately 30 stores in 2014.
Franchising
The stores in our Franchising segment use Rent-A-Center’s, ColorTyme’s or RimTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own transaction.
At March 31, 2014, this segment franchised 178 stores in 30 states operating under the Rent-A-Center (90 stores), ColorTyme (61 stores) and RimTyme (27 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial franchise fee up to $35,000 per new location.
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
As of March 31, 2014, and December 31, 2013, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $119.5 million and $116.6 million, respectively. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 8 to the consolidated financial statements. At March 31, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,309.7 million and $54.4 million, respectively, and no impairment of goodwill was indicated.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this Quarterly Report on Form 10-Q. However, we do not suggest that other general risk factors, such as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in this Quarterly Report on Form 10-Q, as well as changes in our growth objectives or performance of new or acquired locations, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
Significant Accounting Policies
Our significant accounting policies are summarized below and in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. Generally, we depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. We depreciate merchandise that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months.
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
Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013
Overview
The following table and the operating segment discussions reflect the revisions to reserves discussed in Note 1 to the consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2014	2013	$	%
Rentals and fees	694,168	$673,604	$20,564	3.1%
Merchandise sales	108,061	113,573	(5,512)	(4.9)%
Installment sales	18,356	17,127	1,229	7.2%
Other	4,258	4,760	(502)	(10.5)%
Franchise merchandise sales	7,324	8,833	(1,509)	(17.1)%
Franchise royalty income and fees	1,579	1,384	195	14.1%
Total revenues	833,746	819,281	14,465	1.8%

Cost of rentals and fees	177,870	167,919	9,951	5.9%
Cost of merchandise sold	79,617	86,299	(6,682)	(7.7)%
Cost of installment sales	6,382	5,969	413	6.9%
Franchise cost of merchandise sold	7,000	8,416	(1,416)	(16.8)%
Total cost of revenues	270,869	268,603	2,266	0.8%

Gross profit	562,877	550,678	12,199	2.2%

Salaries and other	457,630	432,191	25,439	5.9%
General and administrative	44,737	38,813	5,924	15.3%
Amortization and write-down of intangibles	747	890	(143)	(16.1)%
	503,114	471,894	31,220	6.6%

Operating profit	59,763	78,784	(19,021)	(24.1)%
Finance charges from refinancing	1,946	—	1,946	—
Interest, net	11,165	7,708	3,457	44.8%
Earnings before income taxes	46,652	71,076	(24,424)	(34.4)%

Income tax expense	17,795	24,943	(7,148)	(28.7)%

Net earnings	$28,857	$46,133	$(17,276)	(37.4)%
During 2014, we have continued efforts under our multi-year program designed to transform and modernize our operations company-wide, initially focusing on pricing, market planning and supply chain, with additional efforts in e-commerce expected later in 2014 and 2015. We also realigned our reporting structure in 2014 to move our 18 Canadian stores to the Core U.S. segment, which were previously reported in the International segment. The accompanying prior-year amounts have been revised to reflect this change, and we now refer to that segment as "Mexico" since only that country's results are reported therein.
We continue to grow the Acceptance Now and Mexico segments, adding 30 Acceptance Now locations and 22 Mexico stores in the first quarter of 2014, and we had first quarter year-over-year revenue growth in those segments of 37% and 67%, respectively. Our Acceptance Now segment provided approximately 21% of our consolidated revenue and 36% of our consolidated operating profit in the first quarter of 2014. The expansion in the Acceptance Now and Mexico segments dilute operating profit due to additional operating expenses, primarily payroll-related. The decline in revenue in the Core U.S. segment eroded the revenue, gross profit and operating profit gains in the Acceptance Now and Mexico segments. We continually analyze every aspect of our business in an effort to improve operating and financial performance. Our customers remain under economic pressure and we face a highly promotional environment, which is driving the efforts of the multi-year program discussed above.
The investments we are making in the multi-year program to transform and modernize our operations, and the increased number of locations in our Acceptance Now and Mexico segments as a result of the expansion in such segments, have resulted in increases in certain of our expenses. Specifically, salaries and other expenses increased by $25.4 million, or 5.9%, to $457.6 million for the three months ended March 31, 2014, as compared to $432.2 million in 2013, primarily due to labor costs associated with the new locations in our Acceptance Now and Mexico segments. General and administrative expenses increased by $5.9 million, or 15.3%, to $44.7 million for the three months ended March 31, 2014, as compared to $38.8 million in 2013, attributable to costs associated

RENT-A-CENTER, INC. AND SUBSIDIARIES

with the multi-year modernization program and increased corporate overhead to support the growth in our Acceptance Now and Mexico segments.
Segment Performance
Core U.S. segment.

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2014	2013	$	%
Revenues	$634,763	$672,408	$(37,645)	(5.6)%
Gross profit	456,589	475,072	(18,483)	(3.9)%
Operating profit	43,857	67,078	(23,221)	(34.6)%
Change in same store revenue				(6.1)%
Stores in same store revenue calculation				2,666
Revenues. The decrease in revenue for the three months ended March 31, 2014, compared to 2013 was approximately evenly split between rentals and fees revenue and merchandise sales. Average price per unit, while down year over year, has improved sequentially as we have promoted more term discounts rather than rate discounts, which has partially offset a decrease in deliveries.
We have evaluated every market in which we operate based on operating results, competitive positioning and growth potential and have identified approximately 150 Core U.S. stores that we intend to consolidate by the end of the second quarter by merging those accounts into existing Core U.S. stores. The stores to be closed will be in markets that can be effectively and more efficiently served by nearby stores. These closures will result in a second quarter charge of approximately $4.0 million related to store fixed assets and other miscellaneous items. The majority of the remaining lease obligations related to the consolidated stores of approximately $8.0 million will be paid out through 2016. Approximately half of the remaining lease obligations will be paid in 2014.
Gross Profit. Gross profit decreased for the three months ended March 31, 2014, from 2013 primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total segment revenue increased to 71.9% for the three months ended March 31, 2014, from 70.7% in 2013, primarily due to changes in early purchase option pricing.
Operating Profit. Operating profit as a percentage of segment revenue decreased to 6.9% for the three months ended March 31, 2014, from 10.0% for 2013. Operating profit in 2014 was impacted by decreased gross profit as discussed above, and investments we are making to improve the Core U.S. business. Charge offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.8% for the three months ended March 31, 2014, as compared to 2.4% in 2013. Operating expenses expressed as a percentage of total segment revenue increased to 65.0% for the three months ended March 31, 2014, from 60.7% in 2013, primarily due to a decrease in revenue.
Acceptance Now segment.

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2014	2013	$	%
Revenues	$174,207	$127,163	$47,044	37.0%
Gross profit	92,907	67,107	25,800	38.4%
Operating profit	21,577	15,650	5,927	37.9%
Change in same store revenue				26.1%
Stores in same store revenue calculation				900
Revenues. The increase in revenues in the first quarter of 2014 over 2013 was driven by the 26.1% growth in same store revenue and the 592 kiosks that we added during the 12 months ended March 31, 2014. This segment contributed approximately 21% of consolidated revenues and approximately 36% of operating profit in the first quarter of 2014 compared to approximately 16% of revenue and 20% of operating profit for the comparable period in 2013.
Gross profit. Gross profit as a percentage of revenues was 53.3% in 2014 as compared to 52.8% in 2013 as a result of a maturing store base.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Operating profit. Operating profit was positively impacted by the revenue growth in this segment. Operating profit as a percentage of total segment revenue increased to 12.4% for the three months ended March 31, 2014, from 12.3% in 2013. As the store base matures and efficiencies are achieved, these improvements help offset the increased operating expenses created by our growth plan. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 6.3% for the three months ended March 31, 2014, as compared to 4.9% in 2013. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage is higher, primarily due to the higher cost of rental merchandise in this segment. While the higher cost of merchandise results in lower gross margins in this segment, this segment's kiosk model has lower operating costs than our other operating segments, resulting in a positive contribution to operating profit while maintaining an aggressive growth plan.
Mexico segment.

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2014	2013	$	%
Revenues	$15,873	$9,493	$6,380	67.2%
Gross profit	11,478	6,698	4,780	71.4%
Operating profit	(6,277)	(4,647)	(1,630)	35.1%
Change in same store revenue				20.3%
Stores in same store revenue calculation				90
Revenues. The increase in total revenues in the first quarter of 2014 over 2013 was driven by the 20.3% growth in same store revenue and the 63 stores that we added during the 12 months ended March 31, 2014.
Gross Profit. Gross profit increased for the three months ended March 31, 2014, compared to 2013, primarily due to increased revenue as discussed above. Gross profit as a percentage of total revenues increased to 72.3% for the three months ended March 31, 2014, from 70.6% in 2013 as a result of a maturing store base.
Operating Loss. Operating loss as a percentage of total segment revenue decreased to 39.5% for the three months ended March 31, 2014, from 49.0% for 2013. As the older stores in Mexico become profitable, those profits have been more than offset by the losses experienced in the newly opened stores.
Franchising segment.

	Three Months Ended March 31,		Change
(Dollar amounts in thousands)	2014	2013	$	%
Revenues	$8,903	$10,217	$(1,314)	(12.9)%
Gross profit	1,903	1,801	102	5.7%
Operating profit	606	703	(97)	(13.8)%
Revenues. Merchandise sales decreased $1.5 million in the first quarter of 2014 compared to 2013 due to the rebranding initiative, which decreased overall store count in this segment, partially offset by a $0.2 million increase in royalty income and fees.
Gross Profit. Gross profit as a percentage of revenues increased to 21.4% for the three months ended March 31, 2014, from 17.6% in 2013, primarily due to an increase in royalty revenue.
Operating Profit. Operating profit as a percentage of total segment revenue decreased to 6.8% for the three months ended March 31, 2014, from 6.9% for 2013 as we incurred approximately $0.2 million of expenses to complete the rebranding initiative that began in 2013, including replacing graphics on windows and trucks and minor store remodeling costs.
Other Consolidated Expenses
Finance Charges From Refinancing. As discussed in Note 3 to the consolidated financial statements, we refinanced our senior credit facility during March 2014 and recognized a $1.9 million charge to write off unamortized financing costs from our previous credit agreement.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Interest, net. Net interest expense increased by $3.5 million, or 44.8%, to $11.2 million for the three months ended March 31, 2014, as compared to $7.7 million in 2013. This increase is due primarily to the additional $250 million of senior unsecured notes that were issued in May 2013.
Net Earnings and Earnings per Share. Net earnings decreased by $17.3 million, or 37.4%, to $28.9 million for the three months ended March 31, 2014, as compared to $46.1 million in 2013. This decrease was attributable to a $19.0 million decrease in operating profit, a $3.5 million increase in net interest and a $1.9 million charge from the refinance of our senior credit facility, partially offset by a $7.1 million decrease in income tax expense in 2014 as compared to 2013. Diluted earnings per share decreased $0.25, or 31.6%, to $0.54 for the three months ended March 31, 2014, compared to $0.79 in 2013, primarily due to a decrease in earnings, partially offset by a decrease in weighted shares outstanding resulting from our 2013 accelerated stock buyback program.
Liquidity and Capital Resources
Overview. During the three months ended March 31, 2014, we generated $120.1 million in operating cash flow. We refinanced our senior credit facility, reducing our secured debt outstanding by $23.0 million from December 31, 2013, and increasing our revolving credit facility by $175.0 million. We used cash in the amount of $23.1 million for capital expenditures and $12.1 million for payment of dividends. We ended the three-month period with $81.0 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $6.6 million to $120.1 million for the three months ended March 31, 2014, from $113.5 million in 2013. This increase was primarily attributable to a reduction in inventory purchases, mostly offset by a decrease in net earnings and other net operating cash outflows.
Cash used in investing activities increased $6.8 million to $28.5 million for the three months ended March 31, 2014, from $21.7 million in 2013, due primarily to an increase in acquisitions of businesses and an increase in capital expenditures.
Net cash used in financing activities decreased $18.2 million to $52.8 million for the three months ended March 31, 2014, from $71.0 million million in 2013. We made no repurchases of our common stock during the three months ended March 31, 2014, compared to $17.4 million purchased in the comparable period of 2013.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $505.3 million was available at April 21, 2014, at which date we had $66.1 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2013 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing and had a negative effect on our 2013 cash flow. We estimate the negative effect of these acts in 2013 was $14 million. We estimate that the remaining tax deferral associated with these acts approximates $167 million at December 31, 2013, of which approximately 75%, or $126 million will reverse in 2014, and the remainder will reverse between 2015 and 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for these non-U.S. subsidiaries was recorded in the accompanying Consolidated Statements of Earnings.
Merchandise. A reconciliation of merchandise, which includes purchases, follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(In thousands)
Beginning merchandise value	$1,129,106	$1,011,260
Merchandise additions through acquisitions	4,673	843
Purchases	264,333	313,486
Depreciation of rental merchandise	(169,843)	(160,983)
Cost of goods sold	(85,999)	(92,268)
Skips and stolens	(31,139)	(24,550)
Other merchandise deletions (1)	(11,788)	(9,083)
Ending merchandise value	$1,099,343	$1,038,705

(1)	Other merchandise deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $23.1 million and $19.6 million on capital expenditures during the three-month periods ended March 31, 2014 and 2013, respectively, and expect to spend an aggregate of approximately $100.0 million in 2014.
Acquisitions and New Location Openings. During the first quarter of 2014, we used approximately $5.4 million to acquire the assets of one of our suppliers of rental merchandise.
The table below summarizes the location activity for the three-month period ended March 31, 2014.

	Three Months Ended March 31, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Locations at beginning of period	3,010	1,325	151	179	4,665
New location openings	6	60	22	1	89
Acquired locations remaining open	—	—	—	—	—
Closed locations
Merged with existing locations	19	29	—	—	48
Sold or closed with no surviving location	—	1	—	2	3
Locations at end of period	2,997	1,355	173	178	4,703
Acquired locations closed and accounts merged with existing locations	—	—	—	—	—
Total approximate purchase price of acquired stores (in thousands)	$—	$—	$—	$—	$—
Senior Debt. As discussed in Note 3 to the consolidated financial statements, we refinanced our Prior Credit Agreement on March 19, 2014. The following discussion refers to the new Credit Agreement, its Term Loans and its Revolving Facility described therein. The new $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below shows the scheduled maturity dates of our Term Loans outstanding at March 31, 2014:

Year Ending December 31,	(In thousands)
2014	$1,688
2015	2,250
2016	2,250
2017	2,250
2018	2,250
Thereafter	214,312
$225,000

The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.7 million had been so utilized as of April 21, 2014, at which date $85.0 million was outstanding and $485.3 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
Borrowings under our Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the ABR rate plus 0.50% to 1.75%, at our election. The margins on the Eurodollar rate and on the ABR rate for borrowings under the Revolving Facility, which were 2.25% and 1.25%, respectively, at April 21, 2014, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The weighted average margin for the three-months ended March 31, 2014, was 2.32%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.58% at April 21, 2014. The margins on the Eurodollar rate and on the ABR rate for Term Loans, which are 3.00% and 2.00%, respectively, may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for existing Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The commitment fee at March 31, 2014, is equal to 0.45% of the unused portion of the Revolving Facility. We have not entered into any interest rate protection agreements with respect to Term Loans under our Credit Agreement.
Our borrowings under the Credit Agreement are, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property, and are also secured by a pledge of the capital stock of our U.S. subsidiaries.
The Credit Agreement also permits us to increase the amount of the Term Loans and/or the Revolving Facility from time to time on up to three occasions, in an aggregate amount of no more than $250 million, provided that we are not in default at the time and have obtained the consent of the administrative agent and the lenders providing such increase.
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $80 million is available);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of March 31, 2014:

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	2.59:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	0.85:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.96:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 20, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2014 ($819.0 million) by consolidated EBITDA for the 12-month period ending March 31, 2014 ($315.7 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at March 31, 2014 ($269.0 million) by consolidated EBITDA for the 12-month period ending March 31, 2014 ($315.7 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing consolidated EBITDA for the 12-month period ending March 31, 2014, and to the extent reducing consolidated net earnings for such period, consolidated lease expense ($558.8 million), by consolidated fixed charges for the 12-month period ending March 31, 2014 ($285.4 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
Events of default under the Credit Agreement include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the Credit Agreement would occur if a change of control occurs. This is defined to include situations where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in the composition of Rent-A-Center’s Board of Directors occur. An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $0 and $18.3 million at March 31, 2014, and December 31, 2013, respectively.
Senior Notes. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Credit Agreement.
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $80 million is available); and

•	engage in a merger or sell substantially all of our assets.
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
Any mandatory repurchase of the 6.625% notes and/or the 4.75% notes would trigger an event of default under our Credit Agreement. We are not required to maintain any financial ratios under either of the indentures.
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
Store Leases. We lease space for substantially all of our rent-to-own stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $40.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $60.0 million, of which $17.1 million was outstanding as of March 31, 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2014:

	Payments Due by Period
Contractual Cash Obligations	Total	2014	2015-2016	2017-2018	Thereafter
	(In thousands)
Senior Debt (including current portion)(1)	$325,000	$1,688	$4,500	$4,500	$314,312
6.625% Senior Notes(2)	439,125	19,875	39,750	39,750	339,750
4.75% Senior Notes(3)	339,063	11,875	23,750	23,750	279,688
Operating Leases	554,997	144,685	287,196	116,506	6,610
Total(4)	$1,658,185	$178,123	$355,196	$184,506	$940,360

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.50% to 3.00% or the ABR rate plus 0.50% to 2.00% at our election. The weighted average Eurodollar rate on our outstanding debt at March 31, 2014, was 0.56%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(4)
As of March 31, 2014, we have $12.9 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of March 31, 2014, and December 31, 2013, under this common stock repurchase program.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2014, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $225.0 million outstanding in term loans, $100.0 million outstanding on our revolving credit facility and no balance outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at March 31, 2014, was $310.5 million. The fair value of the 4.75% senior notes, based on the closing price at March 31, 2014, was $233.4 million. Carrying value approximates fair value for all other indebtedness.
Market Risk
Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates. Our primary market risk exposure is fluctuations in interest rates. Monitoring and managing this risk is a continual process carried out by our senior management. We manage our market risk based on an ongoing assessment of trends in interest rates and economic developments,

RENT-A-CENTER, INC. AND SUBSIDIARIES

giving consideration to possible effects on both total return and reported earnings. As a result of such assessment, we may enter into swap contracts or other interest rate protection agreements from time to time to mitigate this risk.
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2014, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at March 31, 2014, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $1.9 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Interim Chief Financial Officer, concluded that, as of March 31, 2014, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. For the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rent-A-Center, Inc.

By /s/  Robert D. Davis
Robert D. Davis
Chief Executive Officer

Date: April 25, 2014

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

10.2
Guarantee and Collateral Agreement, dated March 19, 2014, by and among Rent-A-Center, Inc., its subsidiaries named as guarantors therein and JPMorgan Chase Bank, N.A. as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated March 19, 2014.)

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

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013.)

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

10.24†
Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.25†
Non-Qualified Stock Option Agreement, dated October 2, 2006, between Rent-A-Center, Inc. and Mark E. Speese (Incorporated herein by reference to Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

INDEX TO EXHIBITS

Exhibit No.                    Description

10.26†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.27†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.28
Credit Agreement, dated as of March 19, 2014,among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A. and Suntrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated as of March 19, 2014.)

10.29†
Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed January 28, 2011.)

10.30
First Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of July 25, 2012 (Incorporated herein by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.31
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

10.32
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

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Michael S. Wilding

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael S. Wilding

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† Management contract or compensatory plan or arrangement.
* Filed herewith.