Form 10-Q
period 2014-06-30
RENT A CENTER INC DE
filed 2014-07-25
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2014:

Class	Outstanding
Common stock, $.01 par value per share	52,852,603

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$684,134	$668,947	$1,378,302	$1,342,551
Merchandise sales	59,610	59,790	167,671	173,363
Installment sales	18,054	17,537	36,410	34,664
Other	3,734	5,001	7,992	9,761
Total store revenues	765,532	751,275	1,590,375	1,560,339
Franchise
Merchandise sales	5,963	7,843	13,287	16,676
Royalty income and fees	1,722	1,393	3,301	2,777
Total revenues	773,217	760,511	1,606,963	1,579,792
Cost of revenues
Store
Cost of rentals and fees	177,512	168,928	355,382	336,847
Cost of merchandise sold	47,113	47,260	126,730	133,559
Cost of installment sales	6,358	6,189	12,740	12,158
Total cost of store revenues	230,983	222,377	494,852	482,564
Franchise cost of merchandise sold	5,737	7,514	12,737	15,930
Total cost of revenues	236,720	229,891	507,589	498,494
Gross profit	536,497	530,620	1,099,374	1,081,298
Operating expenses
Salaries and other expenses	443,799	413,865	901,429	846,056
General and administrative expenses	46,117	38,360	90,854	77,173
Amortization and write-down of intangibles	2,045	1,165	2,792	2,055
Restructuring charge	4,377	—	4,377	—
	496,338	453,390	999,452	925,284
Operating profit	40,159	77,230	99,922	156,014
Finance charges from refinancing	—	—	1,946	—
Interest expense	11,796	9,856	23,197	17,857
Interest income	(245)	(183)	(481)	(476)
Earnings before income taxes	28,608	67,557	75,260	138,633
Income tax expense	11,075	25,681	28,870	50,624
NET EARNINGS	$17,533	$41,876	$46,390	$88,009
Basic earnings per common share	$0.33	$0.76	$0.88	$1.56
Diluted earnings per common share	$0.33	$0.76	$0.87	$1.55
Cash dividends declared per common share	$0.23	$0.21	$0.46	$0.42

See accompanying notes to consolidated financial statements

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands)	Unaudited		Unaudited
Net earnings	$17,533	$41,876	$46,390	$88,009
Other comprehensive income (loss):
Foreign currency translation adjustments	268	(2,994)	171	(1,371)
Total other comprehensive income (loss)	268	(2,994)	171	(1,371)
COMPREHENSIVE INCOME	$17,801	$38,882	$46,561	$86,638

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$68,068	$42,274
Receivables, net of allowance for doubtful accounts of $3,170 and $3,700 in 2014 in 2013, respectively	59,520	58,686
Prepaid expenses and other assets	75,063	78,471
Rental merchandise, net
On rent	855,821	914,618
Held for rent	247,375	210,450
Merchandise held for installment sale	3,717	4,038
Property assets, net of accumulated depreciation of $448,912 and $433,935 in 2014 and 2013, respectively	335,451	336,498
Goodwill, net	1,364,838	1,364,549
Other intangible assets, net	7,907	8,969
	$3,017,760	$3,018,553
LIABILITIES
Accounts payable – trade	$119,502	$120,166
Accrued liabilities	312,256	315,235
Deferred income taxes	272,122	323,326
Senior debt	393,238	366,275
Senior notes	550,000	550,000
	1,647,118	1,675,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,214,255 and 109,108,218 shares issued in 2014 and 2013, respectively	1,092	1,091
Additional paid-in capital	807,022	802,124
Retained earnings	1,910,023	1,888,002
Treasury stock at cost, 56,369,752 shares in 2014 and 2013	(1,347,677)	(1,347,677)
Accumulated other comprehensive income	182	11
	1,370,642	1,343,551
	$3,017,760	$3,018,553

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$46,390	$88,009
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	339,773	323,136
Bad debt expense	6,205	5,777
Stock-based compensation expense	3,462	3,761
Depreciation of property assets	40,288	37,233
Loss on sale or disposal of property assets	2,772	1,637
Amortization of intangibles	1,456	1,405
Amortization of financing fees	1,729	1,485
Finance charges from refinancing	1,946	—
Deferred income taxes	(51,204)	16,618
Excess tax benefit related to stock awards	(157)	(1,415)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(313,324)	(367,254)
Receivables	(7,039)	(5,586)
Prepaid expenses and other assets	270	(264)
Accounts payable – trade	(663)	21,303
Accrued liabilities	(2,943)	(10,370)
Net cash provided by operating activities	68,961	115,475
Cash flows from investing activities
Purchase of property assets	(41,450)	(44,821)
Proceeds from sale of property assets	3,103	1,273
Acquisitions of businesses	(9,300)	(6,268)
Net cash used in investing activities	(47,647)	(49,816)
Cash flows from financing activities
Purchase of treasury stock	—	(217,419)
Exercise of stock options	1,622	6,131
Excess tax benefit related to stock awards	157	1,415
Proceeds from debt	412,400	459,805
Repayments of debt	(385,438)	(273,530)
Dividends paid	(24,307)	(24,354)
Net cash provided by (used in) financing activities	4,434	(47,952)
Effect of exchange rate changes on cash	46	(303)
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,794	17,404
Cash and cash equivalents at beginning of period	42,274	61,087
Cash and cash equivalents at end of period	$68,068	$78,491
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
Principles of Consolidation and Nature of Operations. These financial statements include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., Acceptance Now, Mexico (formerly reported as International, see Note 9 to the consolidated financial statements) and Franchising.
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
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Core U.S. and Mexico segments, and on or before the 150th day in the Acceptance Now segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.
Correction of Immaterial Errors
During the fourth quarter of 2013, we identified errors in accounting for our estimates for rental merchandise reserves and for the allowance for doubtful accounts, resulting in an immaterial overstatement of on rent merchandise and understatements of held for rent merchandise and receivables which affected periods beginning prior to 2011 through December 31, 2013. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded the errors were immaterial to the prior periods. The errors resulted in an understatement of salaries and other expenses of $0.2 million and $0.7 million for the three- and six-month periods ended June 30, 2013, respectively. The understatement of salaries and other expenses discussed above, adjusted for the related income tax impact, resulted in an overstatement of net earnings of $0.1 million and $0.4 million for the three- and six-month periods ended June 30, 2013, respectively. Due to the immaterial nature of the error correction, we revised our historical financial statements based on the amounts discussed above for 2013 herein.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for Rent-A-Center beginning January 1, 2017, and early adoption is not permitted. The ASU allows adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of determining what impact, if any, the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the transition alternatives.
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

2. Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		June 30, 2014		December 31, 2013
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,337	$6,145	$6,337	$6,102
Customer relationships	2	75,195	73,030	74,799	71,899
Vendor relationships	11	7,538	1,988	7,538	1,704
Total		$89,070	$81,163	$88,674	$79,705

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average amortization period was approximately 21 months for intangible assets added during the six-month period ended June 30, 2014. Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2014	$1,370
2015	1,722
2016	685
2017	568
2018	445
Thereafter	3,117
Total	$7,907
At June 30, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,310.4 million and $54.4 million, respectively. At December 31, 2013, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,310.1 million and $54.4 million, respectively.
A summary of the changes in recorded goodwill follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
Balance as of January 1,	$1,364,549	$1,344,665
Additions from acquisitions	2,154	28,282
Goodwill impairments and write-offs related to stores sold or closed	(1,335)	(9,038)
Post purchase price allocation adjustments	(530)	640
Balance as of the end of the period	$1,364,838	$1,364,549
Additions to goodwill due to acquisitions in the first six months of 2014 were tax deductible.

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
The amounts outstanding under the Term Loans and Revolving Facility at June 30, 2014, were $224.4 million and $160.0 million, respectively. Under the Prior Credit Agreement, the amounts outstanding under the term loan and revolving credit facility at December 31, 2013, were $187.5 million and $160.5 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.7 million had been so utilized as of June 30, 2014, and at which date $410.3 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the ABR rate plus 0.50% to 1.75%, at our election. The margins on the Eurodollar rate and on the ABR rate for borrowings

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

under the Revolving Facility, which were 2.25% and 1.25%, respectively, at June 30, 2014, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar rate and on the ABR rate for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at June 30, 2014, is equal to 0.45% of the unused portion of the Revolving Facility.
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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $78.5 million is available);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of June 30, 2014:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	3.17:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.20:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.83:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2014 ($900.2 million) by consolidated EBITDA for the 12-month period ending June 30, 2014 ($283.7 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at June 30, 2014 ($341.4 million) by consolidated EBITDA for the 12-month period ending June 30, 2014 ($283.7 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing consolidated EBITDA for the 12-month period ending June 30, 2014, and to the extent reducing consolidated net earnings for such period, consolidated lease expense ($528.6 million), by consolidated fixed charges for the 12-month period ending June 30, 2014 ($289.1 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $8.8 million and $18.3 million at June 30, 2014, and December 31, 2013, respectively.

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
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $78.5 million is available); and

•	engage in a merger or sell substantially all of our assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

5. Income Taxes.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are under examination in various states. However, we are no longer subject to any new U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2010. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. This matter was heard by the United States Tax Court (Tax Court) at trial during November 2011. A favorable decision was issued by the Tax Court on January 14, 2014. The time for filing a notice of appeal expired on July 23, 2014, and no appeal was filed by the IRS so the Tax Court decision is final. The IRS has completed its exam of our 2010 U.S. federal income tax return and no adjustments were proposed. We do not anticipate that adjustments, if any, resulting from any outstanding examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At June 30, 2014, our unrecognized tax benefits were increased by approximately $0.1 million from December 31, 2013.
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
At June 30, 2014, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2014, and December 31, 2013, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value. The fair value of our senior notes is based on Level 1 inputs. At June 30, 2014, the fair value of our 6.625% senior notes was $313.5 million, which was approximately $13.5 million above their carrying value of $300.0 million. At December 31, 2013, the fair value of our 6.625% senior notes was $316.7 million, which was approximately $16.7 million above their carrying value of $300.0 million. At June 30, 2014, the fair value of our 4.75% senior notes was $237.7 million, which was approximately $12.3 million below their carrying value of $250.0 million. At December 31, 2013, the fair value of our 4.75% senior notes was $234.7 million, which was approximately $15.3 million below their carrying value of $250.0 million

7. Stock Repurchase Plan.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of June 30, 2014, and December 31, 2013, respectively, under our common stock repurchase program. No shares were repurchased during the first or second quarters of 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Store Consolidation Plan.
During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores as part of a multi-year program to improve profitability in the Core U.S. segment. The decision to close these stores was based on management's analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The store closures resulted in a pre-tax restructuring charge of $4.4 million during the second quarter of 2014. This charge included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $0.9 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores. We have not recorded a liability for future lease obligations on these properties as the fair value of the liability at the cease-use date was reduced to zero by estimated sublease rentals that could be obtained for the properties. Accordingly, future lease obligations of approximately $4.4 million that remain as of June 30, 2014, will either be expensed monthly or recognized in full upon negotiation of early termination. Approximately $1.8 million of these remaining lease obligations are scheduled to be paid in the second half of 2014, and substantially all the remainder are scheduled to be paid out through 2016.

9. Segment Information.
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
Our Acceptance Now segment operates kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer. The transaction offered is generally similar to that of the Core U.S. segment; however, the customers in this segment enter into monthly rather than weekly agreements. Segment assets include cash, rental merchandise, property assets, goodwill and other intangible assets.
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
We incur costs at our corporate headquarters that benefit our Core U.S., Acceptance Now and Mexico operating segments. Accordingly, we allocate such costs among these segments based on segment revenue to determine segment operating profit. Likewise, certain corporate assets used to support these operating segments, including the land and building in which the corporate headquarters are located and related property assets, cash and prepaid expenses are also allocated to these operating segments based on segment revenue. Because our Franchising segment has maintained a separate, independent corporate office, no additional corporate costs or assets have been allocated to that segment. Our Franchising segment uses trade names owned by entities that are reported in the Core U.S. segment, and pays a royalty for the use of these trade names. These royalties have been eliminated in consolidation.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$592,040	$155,797	$17,695	$7,685	$773,217
Gross profit	431,920	89,876	12,753	1,948	536,497
Operating profit (loss)	28,161	18,399	(6,818)	417	40,159
Depreciation of property assets	17,884	1,426	1,788	51	21,149
Amortization and write-down of intangibles	1,903	142	—	—	2,045
Capital expenditures	13,685	3,073	1,584	—	18,342

	Three Months Ended June 30, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$622,469	$117,493	$11,313	$9,236	$760,511
Gross profit	451,920	68,770	8,208	1,722	530,620
Operating profit (loss)	65,656	17,394	(6,362)	542	77,230
Depreciation of property assets	16,203	1,162	1,375	20	18,760
Amortization and write-down of intangibles	1,023	142	—	—	1,165
Capital expenditures	20,191	2,262	2,731	—	25,184

	Six Months Ended June 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$1,226,803	$330,004	$33,568	$16,588	$1,606,963
Gross profit	888,509	182,783	24,231	3,851	1,099,374
Operating profit (loss)	72,018	39,976	(13,095)	1,023	99,922
Depreciation of property assets	33,921	2,850	3,431	86	40,288
Amortization and write-down of intangibles	2,508	284	—	—	2,792
Capital expenditures	31,721	5,857	3,872	—	41,450

	Six Months Ended June 30, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$1,294,877	$244,656	$20,806	$19,453	$1,579,792
Gross profit	926,992	135,877	14,906	3,523	1,081,298
Operating profit (loss)	132,734	33,044	(11,009)	1,245	156,014
Depreciation of property assets	32,377	2,251	2,565	40	37,233
Amortization and write-down of intangibles	1,770	285	—	—	2,055
Capital expenditures	35,243	4,202	5,376	—	44,821

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information – selected balance sheet data (in thousands):
	June 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Rental merchandise, net
On rent	$538,222	$296,133	$21,466	$—	$855,821
Held for rent	227,118	8,139	12,118	—	247,375
Total assets	2,545,380	396,158	74,361	1,861	3,017,760

	December 31, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Rental merchandise, net
On rent	$612,517	$284,421	$17,680	$—	$914,618
Held for rent	195,654	3,837	10,959	—	210,450
Total assets	2,569,057	375,920	71,888	1,688	3,018,553

10. Stock-Based Compensation.
We recognized $2.0 million and $1.7 million in pre-tax compensation expense related to stock options and restricted stock units during the three-month periods ended June 30, 2014 and 2013, respectively, and $3.5 million and $3.8 million during the six-month periods ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we granted approximately 731,000 stock options, 216,000 performance-based restricted stock units and 143,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 25.29% to 41.41%, a risk-free interest rate of 0.51% to 2.37%, an expected dividend yield of 2.8% to 3.7% and an expected life of 2.33 to 8.33 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2014, was $28.03 and the weighted-average grant-date fair value was $6.52. The restricted stock units are valued using the last trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2014, was $23.03.

11. Litigation.
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

12.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30, 2014
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$17,533	52,824	$0.33
Effect of dilutive stock awards	—	250
Diluted earnings per common share	$17,533	53,074	$0.33

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$41,876	54,885	$0.76
Effect of dilutive stock awards	—	368
Diluted earnings per common share	$41,876	55,253	$0.76

	Six Months Ended June 30, 2014
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$46,390	52,809	$0.88
Effect of dilutive stock awards	—	238
Diluted earnings per common share	$46,390	53,047	$0.87

	Six Months Ended June 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$88,009	56,416	$1.56
Effect of dilutive stock awards	—	378
Diluted earnings per common share	$88,009	56,794	$1.55
For the three-month periods ended June 30, 2014 and 2013, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,398,269 and 1,119,530, respectively.
For the six-month periods ended June 30, 2014 and 2013, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,418,436 and 1,268,665, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	economic pressures, such as high fuel costs, affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial performance of our Core U.S. segment;

•	our ability to develop and successfully execute the competencies and capabilities which are the focus of our multi-year program designed to transform and modernize our operations;

•	costs associated with our multi-year program designed to transform and modernize our operations;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or electronic commerce capabilities;

•	our ability to retain the revenue from customer accounts merged into another store location as a result of the store consolidation plan;

•	our ability to execute and the effectiveness of the store consolidation;

•	rapid inflation or deflation in prices of our products;

•	our available cash flow;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brand;

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

•	our ability to protect the integrity and security of individually identifiable data of our customers and employees;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our SEC reports.
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
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “Acceptance Now” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 1,359 Acceptance Now locations at June 30, 2014, and we intend to continue growing the Acceptance Now segment by expanding the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. Capital expenditures related to opening an Acceptance Now kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment. There is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations. In addition, we are rapidly expanding our operations in Mexico, and we are seeking to identify other international markets in which we believe our products and services would be in demand.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Brand name merchandise. We offer well-known brands such as LG, Samsung, Sony, Toshiba and Vizio home electronics; Whirlpool appliances; Acer, Apple, Asus, Dell, Hewlett-Packard, Samsung, Sony and Toshiba computers and/or tablets; Samsung smartphones; and Albany, Ashley, England, Klaussner, Lane, Standard and Welton furniture.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash and credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 83% and 92% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our Mexico segment, respectively. Payments are made in advance on a monthly basis in our Acceptance Now segment.
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
Our Operating Segments
We report four operating segments: Core U.S., Acceptance Now, Mexico and Franchising. As discussed in Note 9 to the consolidated financial statements, we began reporting our Canadian stores in the Core U.S. segment effective January 1, 2014, and now we only report Mexico operations in the segment formerly reported as International. Additional information regarding our operating segments is provided in the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States, Canada and Puerto Rico, is our largest operating segment, comprising approximately 76% of our consolidated net revenues and approximately 72% of our operating profit for the six-month period ended June 30, 2014.
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
At June 30, 2014, we operated 2,847 company-owned stores nationwide, in Canada and in Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
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
We intend to grow the Acceptance Now segment by increasing both the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. At June 30, 2014, we operated 1,359 kiosk locations inside furniture and electronics retailers located in 39 states and Puerto Rico.
Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. We are expanding our operations in Mexico and seeking to identify other international markets in which we believe our products and services would be in demand. We believe there are numerous opportunities to extend the rent-to-own transaction internationally. At June 30, 2014, we operated 176 stores in Mexico.
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
At June 30, 2014, this segment franchised 180 stores in 30 states operating under the Rent-A-Center (94 stores), ColorTyme (59 stores) and RimTyme (27 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
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
As of June 30, 2014, and December 31, 2013, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $116.0 million and $116.6 million, respectively. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually as of December 31 of each year, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. Our reporting units are generally our reportable operating segments identified in Note 9 to the consolidated financial statements. At June 30, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,310.4 million and $54.4 million, respectively, and no impairment of goodwill was indicated.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Overview
The following table and the operating segment discussions reflect the revisions to reserves discussed in Note 1 to the consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Rentals and fees	$684,134	$668,947	$15,187	2.3%	$1,378,302	$1,342,551	$35,751	2.7%
Merchandise sales	59,610	59,790	(180)	(0.3)%	167,671	173,363	(5,692)	(3.3)%
Installment sales	18,054	17,537	517	2.9%	36,410	34,664	1,746	5.0%
Other	3,734	5,001	(1,267)	(25.3)%	7,992	9,761	(1,769)	(18.1)%
Total store revenue	765,532	751,275	14,257	1.9%	1,590,375	1,560,339	30,036	1.9%

Franchise merchandise sales	5,963	7,843	(1,880)	(24.0)%	13,287	16,676	(3,389)	(20.3)%
Franchise royalty income and fees	1,722	1,393	329	23.6%	3,301	2,777	524	18.9%
Total revenues	773,217	760,511	12,706	1.7%	1,606,963	1,579,792	27,171	1.7%

Cost of rentals and fees	177,512	168,928	8,584	5.1%	355,382	336,847	18,535	5.5%
Cost of merchandise sold	47,113	47,260	(147)	(0.3)%	126,730	133,559	(6,829)	(5.1)%
Cost of installment sales	6,358	6,189	169	2.7%	12,740	12,158	582	4.8%
Franchise cost of merchandise sold	5,737	7,514	(1,777)	(23.6)%	12,737	15,930	(3,193)	(20.0)%
Total cost of revenues	236,720	229,891	6,829	3.0%	507,589	498,494	9,095	1.8%

Gross profit	536,497	530,620	5,877	1.1%	1,099,374	1,081,298	18,076	1.7%

Salaries and other	443,799	413,865	29,934	7.2%	901,429	846,056	55,373	6.5%
General and administrative	46,117	38,360	7,757	20.2%	90,854	77,173	13,681	17.7%
Amortization and write-down of intangibles	2,045	1,165	880	75.5%	2,792	2,055	737	35.9%
Restructuring charge	4,377	—	4,377	—	4,377	—	4,377	—
	496,338	453,390	42,948	9.5%	999,452	925,284	74,168	8.0%

Operating profit	40,159	77,230	(37,071)	(48.0)%	99,922	156,014	(56,092)	(36.0)%
Finance charges from refinancing	—	—	—	—	1,946	—	1,946	—
Interest, net	11,551	9,673	1,878	19.4%	22,716	17,381	5,335	30.7%
Earnings before income taxes	28,608	67,557	(38,949)	(57.7)%	75,260	138,633	(63,373)	(45.7)%

Income tax expense	11,075	25,681	(14,606)	(56.9)%	28,870	50,624	(21,754)	(43.0)%

Net earnings	$17,533	$41,876	$(24,343)	(58.1)%	$46,390	$88,009	$(41,619)	(47.3)%
During 2014, we have continued efforts under our multi-year program designed to transform and modernize our operations company-wide, focusing on pricing, market planning, supply chain, store talent and e-commerce, including virtual Acceptance Now capabilities. We also realigned our reporting structure in 2014 to move our 18 Canadian stores to the Core U.S. segment, which were previously reported in the International segment. The accompanying prior-year amounts have been revised to reflect this change, and we now refer to that segment as "Mexico" since only that country's results are reported therein.

RENT-A-CENTER, INC. AND SUBSIDIARIES

We continue to grow the Acceptance Now and Mexico segments, adding a net of 34 Acceptance Now locations and a net of 25 Mexico stores in the first half of 2014, and we had first half year-over-year revenue growth in those segments of 35% and 61%, respectively. Our Acceptance Now segment provided approximately 21% of our consolidated revenue and 40% of our consolidated operating profit in the first half of 2014. The expansion in the Acceptance Now and Mexico segments dilutes operating profit due to additional operating expenses, primarily payroll-related. The decline in revenue in the Core U.S. segment eroded the revenue, gross profit and operating profit gains in the Acceptance Now and Mexico segments. In the Core U.S. segment, deliveries are down due to softer demand, while average price per unit trends have improved since the beginning of the year. Our customers remain under economic pressure and accordingly, we continually analyze every aspect of our business in an effort to improve operating and financial performance. During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores as part of a multi-year program to improve profitability in the Core U.S. segment. The decision to close these stores was based on management's analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores.
The investments we are making in the multi-year program to transform and modernize our operations, and the increased number of locations in our Acceptance Now and Mexico segments as a result of the expansion in such segments, have resulted in increases in certain of our expenses. Specifically, salaries and other expenses increased by $55.4 million, or 6.5%, to $901.4 million for the six months ended June 30, 2014, as compared to $846.1 million in 2013, primarily due to increased expenses associated with the growth of our Acceptance Now and Mexico segments and the store-level investments we are making under our multi-year transformation program. General and administrative expenses increased by $13.7 million, or 17.7%, to $90.9 million for the six months ended June 30, 2014, as compared to $77.2 million in 2013, due to increased expenses associated with the expansion of our Acceptance Now and Mexico segments and the investments we are making at our field support center under our multi-year transformation program.
Consolidated Performance
Three Months Ended June 30, 2014, compared to Three Months Ended June 30, 2013
Store Revenue. Total store revenue increased by $14.3 million, or 1.9%, to $765.5 million for the three months ended June 30, 2014, from $751.3 million for the three months ended June 30, 2013. Store revenue increased primarily due to growth in the Acceptance Now and Mexico segments, while the Core U.S. segment experienced a decrease in revenue.
Same store revenue generally represents revenue earned in 3,408 locations that were operated by us for 13 months or more. Same store revenues increased by $3.5 million, or 0.6%, to $611.7 million for the three months ended June 30, 2014, as compared to $608.2 million in 2013. The increase in same store revenues was attributable to growth in the Acceptance Now and Mexico segments, partially offset by a decrease in the Core U.S. segment.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2014, increased by $8.6 million, or 5.1%, to $177.5 million as compared to $168.9 million in 2013. This increase in cost of rentals and fees was primarily attributable to growth in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 25.9% for the three months ended June 30, 2014, as compared to 25.3% in 2013, driven by higher merchandise costs in the Acceptance Now segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $0.1 million, or 0.3%, to $47.1 million for the three months ended June 30, 2014, from $47.3 million in 2013. The gross margin percent of merchandise sales was unchanged at 21.0% for the three months ended June 30, 2014 and 2013.
Gross Profit. Gross profit increased by $5.9 million, or 1.1%, to $536.5 million for the three months ended June 30, 2014, from $530.6 million in 2013, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenue decreased to 69.4% for the three months ended June 30, 2014, from 69.8% in 2013 due to the lower margins in the faster-growing Acceptance Now segment.
Salaries and Other Expenses. Salaries and other expenses increased by $29.9 million, or 7.2%, to $443.8 million for the three months ended June 30, 2014, as compared to $413.9 million in 2013. This increase was primarily attributable to increased expenses associated with the growth of our Acceptance Now and Mexico segments and the store-level investments we are making under our multi-year transformation program. Salaries and other expenses expressed as a percentage of total store revenue increased to 58.0% for the three months ended June 30, 2014, from 55.1% in 2013.
General and Administrative Expenses. General and administrative expenses increased by $7.8 million, or 20.2%, to $46.1 million for the three months ended June 30, 2014, as compared to $38.4 million in 2013 due to increased expenses associated with the expansion of our Acceptance Now and Mexico segments and the investments we are making at our field support center under our multi-year transformation program. General and administrative expenses expressed as a percentage of total revenue increased to 6.0% for the three months ended June 30, 2014, from 5.0% in 2013.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Restructuring Charge. As discussed in Note 8 to the consolidated financial statements, we closed 150 stores in the Core U.S. segment, which resulted in a pre-tax restructuring charge of $4.4 million during the three months ended June 30, 2014. This charge included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $0.9 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores.
Operating Profit. Operating profit decreased by $37.1 million, or 48.0%, to $40.2 million for the three months ended June 30, 2014, as compared to $77.2 million in 2013. Operating profit as a percentage of total revenue decreased to 5.2% for the three months ended June 30, 2014, from 10.2% in 2013.
Net interest. Net interest increased by $1.9 million, or 19.4%, to $11.6 million for the three months ended June 30, 2014, as compared to $9.7 million in 2013. This increase is due to an additional month of interest expense in 2014 on the additional $250 million of senior unsecured notes that were issued in May 2013, and an increased interest rate on our senior credit facility.
Net Earnings and Earnings per Share. Net earnings decreased by $24.3 million, or 58.1% to $17.5 million for the three months ended June 30, 2014, as compared to $41.9 million in 2013. This decrease was primarily attributable to the increases in operating expenses discussed above, partially offset by a $14.6 million decrease in income tax expense in 2014 as compared to 2013. Diluted earnings per share for the three months ended June 30, 2014, were $0.33, as compared to $0.76 in 2013.
Six Months Ended June 30, 2014, compared to Six Months Ended June 30, 2013
Store Revenue. Total store revenue increased by $30.0 million, or 1.9%, to $1,590.4 million for the six months ended June 30, 2014, from $1,560.3 million for the six months ended June 30, 2013. Store revenue increased primarily due to growth in the Acceptance Now and Mexico segments, partially offset by a decline in revenue in the Core U.S. segment.
Same store revenue represents revenue earned in 3,794 locations that were operated by us for each of the entire six-month periods ended June 30, 2014 and 2013. Same store revenues decreased by $2.5 million, or 0.2%, to $1,320.0 million for the six months ended June 30, 2014, as compared to $1,322.5 million in 2013. The decrease in same store revenues was attributable to a decrease in the Core U.S. segment, partially offset by growth in the Acceptance Now and Mexico segments.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2014, increased by $18.5 million, or 5.5%, to $355.4 million as compared to $336.8 million in 2013. This increase in cost of rentals and fees was primarily attributable to an increase in rentals and fees revenue in 2014 as compared to 2013. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 25.8% for the six months ended June 30, 2014, as compared to 25.1% in 2013, driven by higher merchandise costs in the Acceptance Now segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $6.8 million, or 5.1%, to $126.7 million for the six months ended June 30, 2014, from $133.6 million in 2013, driven by a decrease in early purchase options. The gross margin percent of merchandise sales increased to 24.4% for the six months ended June 30, 2014, from 23.0% in 2013, primarily due to a change in early purchase option pricing in the Core U.S. segment.
Gross Profit. Gross profit increased by $18.1 million, or 1.7%, to $1,099.4 million million for the six months ended June 30, 2014, from $1,081.3 million in 2013, primarily due to increased store revenue as discussed above. Gross profit as a percentage of total revenue remained stable at 68.4% for both of the six-month periods ended June 30, 2014 and 2013. Acceptance Now had a higher percentage of the total merchandise sales, but margins were improved in the Core U.S. segment due to a change in early purchase option pricing.
Salaries and Other Expenses. Salaries and other expenses increased by $55.4 million, or 6.5%, to $901.4 million for the six months ended June 30, 2014, as compared to $846.1 million in 2013. This increase was primarily attributable to increased expenses associated with the growth of our Acceptance Now and Mexico segments and the store-level investments we are making under our multi-year transformation program. Salaries and other expenses expressed as a percentage of total store revenue increased to 56.7% for the six months ended June 30, 2014, from 54.2% in 2013.
General and Administrative Expenses. General and administrative expenses increased by $13.7 million, or 17.7%, to $90.9 million for the six months ended June 30, 2014, as compared to $77.2 million in 2013 due to increased expenses associated with the expansion of our Acceptance Now and Mexico segments and the investments we are making at our field support center under our multi-year transformation program. General and administrative expenses expressed as a percentage of total revenue increased to 5.7% for the six months ended June 30, 2014, from 4.9% in 2013.
Restructuring Charge. As discussed in Note 8 to the consolidated financial statements, we closed 150 stores in the Core U.S. segment, which resulted in a pre-tax restructuring charge of $4.4 million during the six months ended June 30, 2014. This charge included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off

RENT-A-CENTER, INC. AND SUBSIDIARIES

of merchandise inventory, $0.9 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores.
Operating Profit. Operating profit decreased by $56.1 million, or 36.0%, to $99.9 million for the six months ended June 30, 2014, as compared to $156.0 million in 2013. Operating profit as a percentage of total revenue decreased to 6.2% for the six months ended June 30, 2014, from 9.9% for 2013.
Finance Charges From Refinancing. As discussed in Note 3 to the consolidated financial statements, we refinanced our senior credit facility during March 2014. We recognized a $1.9 million charge in the first quarter of 2014 to write off unamortized financing costs from our previous credit agreement.
Net interest. Net interest expense increased by $5.3 million, or 30.7%, to $22.7 million for the six months ended June 30, 2014, as compared to $17.4 million in 2013. This increase is due primarily to the additional $250 million of senior unsecured notes that were issued in May 2013, and an increased interest rate on our senior credit facility.
Net Earnings and Earnings per Share. Net earnings decreased by $41.6 million, or 47.3%, to $46.4 million for the six months ended June 30, 2014, as compared to $88.0 million in 2013. This decrease was attributable to the increases in operating expenses as discussed above and a $7.3 million increase in net interest and financing charges, partially offset by a $21.8 million decrease in income tax expense as compared to 2013. Diluted earnings per share decreased $0.68, or 43.9%, to $0.87 for the six months ended June 30, 2014, compared to $1.55 in 2013.
Segment Performance
Core U.S. segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$592,040	$622,469	$(30,429)	(4.9)%	$1,226,803	$1,294,877	$(68,074)	(5.3)%
Gross profit	431,920	451,920	(20,000)	(4.4)%	888,509	926,992	(38,483)	(4.2)%
Operating profit	28,161	65,656	(37,495)	(57.1)%	72,018	132,734	(60,716)	(45.7)%
Change in same store revenue				(4.7)%				(5.5)%
Stores in same store revenue calculation				2,332				2,690
Revenues. The decrease in revenue for the three- and six-month periods ended June 30, 2014, compared to 2013 was primarily rentals and fees revenue, as well as merchandise sales. Deliveries are down due to softer demand, while average price per unit trends have improved since the beginning of the year. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three- and six-month periods ended June 30, 2014, as compared to 2013 primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total segment revenue increased to 73.0% and 72.4% for the three and six months ended June 30, 2014, respectively, from 72.6% and 71.6%, respectively in 2013, primarily due to changes in early purchase option pricing.
Operating Profit. Operating profit in 2014 was impacted by decreased gross profit as discussed above, and investments we are making to improve the Core U.S. business. Operating profit as a percentage of segment revenue decreased to 4.8% and 5.9% for the three and six month periods ended June 30, 2014, respectively, from 10.5% and 10.3%, respectively in 2013. We closed 150 stores in the Core U.S. segment, which resulted in a pre-tax restructuring charge of $4.4 million during the six months ended June 30, 2014. This charge included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and merchandise inventory, $0.9 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores. Charge offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 2.7% and 2.8% for the three- and six-month periods ended June 30, 2014, respectively, as compared to 2.4% for both comparable periods in 2013.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acceptance Now segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$155,797	$117,493	$38,304	32.6%	$330,004	$244,656	$85,348	34.9%
Gross profit	89,876	68,770	21,106	30.7%	182,783	135,877	46,906	34.5%
Operating profit	18,399	17,394	1,005	5.8%	39,976	33,044	6,932	21.0%
Change in same store revenue				25.1%				25.6%
Stores in same store revenue calculation				977				997
Revenues. The increase in revenues in the first two quarters of 2014 over 2013 was driven by the growth in same store revenue and the net 206 kiosks that we added during the 12 months ended June 30, 2014. This segment contributed approximately 21% of consolidated revenues and approximately 40% of operating profit in the first half of 2014 compared to approximately 15% of revenue and 21% of operating profit for the comparable period in 2013.
Gross profit. Gross profit as a percentage of revenues was 57.7% and 55.4% for the three- and six-month periods ended June 30, 2014, respectively, as compared to 58.5% and 55.5% for the comparable periods in 2013.
Operating profit. Operating profit was positively impacted by the revenue growth in this segment. Operating profit as a percentage of total segment revenue was 11.8% and 12.1% for the three- and six-month periods ended June 30, 2014, respectively, compared to 14.8% and 13.5%, respectively, for the comparable periods in 2013. This decrease was due primarily to labor and other expenses associated with the expansion in this segment. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 7.7% and 7.0% for the three- and six-month periods ended June 30, 2014, respectively, as compared to 4.5% and 4.7%, respectively, for the comparable periods in 2013. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage is higher, primarily due to the higher cost of rental merchandise in this segment.
Mexico segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$17,695	$11,313	$6,382	56.4%	$33,568	$20,806	$12,762	61.3%
Gross profit	12,753	8,208	4,545	55.4%	24,231	14,906	9,325	62.6%
Operating loss	(6,818)	(6,362)	(456)	7.2%	(13,095)	(11,009)	(2,086)	18.9%
Change in same store revenue				17.0%				18.5%
Stores in same store revenue calculation				99				107
Revenues. The increase in total revenues for the three- and six-month periods ended June 30, 2014, over 2013 has been driven by the growth in same store revenue and the net 46 stores that we added during the 12 months ended June 30, 2014.
Gross Profit. Gross profit increased for the three- and six-month periods ended June 30, 2014, compared to 2013 primarily due to increased revenue as discussed above. Gross profit as a percentage of total revenues was 72.1% and 72.2% for the three- and six-month periods ended June 30, 2014, respectively, compared to 72.6% and 71.6%, respectively, in 2013.
Operating Loss. Operating loss as a percentage of total segment revenue decreased to 38.5% and 39.0% for the three-and six-month periods ended June 30, 2014, respectively, from 56.2% and 52.9%, respectively, for the comparable periods in 2013. We added a net 25 stores in Mexico during the first half of 2014, and this expansion dilutes operating profit due to additional operating expenses, primarily payroll-related. As the older stores in Mexico become profitable, those profits have been offset by the losses experienced in the newly opened stores.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Franchising segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$7,685	$9,236	$(1,551)	(16.8)%	$16,588	$19,453	$(2,865)	(14.7)%
Gross profit	1,948	1,722	226	13.1%	3,851	3,523	328	9.3%
Operating profit	417	542	(125)	(23.1)%	1,023	1,245	(222)	(17.8)%
Revenues. Merchandise sales decreased $1.9 million and $3.4 million in the three- and six-month periods ended June 30, 2014, respectively, compared to 2013 due to the rebranding initiative, which decreased overall store count in this segment, partially offset by increases during both periods in royalty income and fees.
Gross Profit. Gross profit as a percentage of revenues increased to 25.3% and 23.2% for the three- and six-month periods ended June 30, 2014, respectively, from 18.6% and 18.1% respectively, for the comparable periods in 2013, primarily due to an increase in royalty revenue.
Operating Profit. Operating profit as a percentage of total segment revenue was 5.4% and 6.2% for the three- and six-month periods ended June 30, 2014, respectively, compared to 5.9% and 6.4%, respectively, for 2013, primarily due to a reduction in revenue.
Liquidity and Capital Resources
Overview. During the six months ended June 30, 2014, we generated $69.0 million in operating cash flow. We refinanced our senior credit facility, used cash in the amount of $41.5 million for capital expenditures and $24.3 million for payment of dividends. We borrowed a net $27.0 million, ending the six-month period with $68.1 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $46.5 million to $69.0 million for the six months ended June 30, 2014, from $115.5 million in 2013. This was primarily attributable to a decrease in net earnings.
Cash used in investing activities decreased $2.2 million to $47.6 million for the six months ended June 30, 2014, from $49.8 million in 2013, due primarily to an increase in cash from the sale of assets, and a small reduction in combined acquisitions of businesses and capital expenditures.
Net cash provided by financing activities was $4.4 million for the six months ended June 30, 2014, compared to $48.0 million used in financing activities in 2013, a change of $52.4 million. We made no repurchases of our common stock during the six months ended June 30, 2014, compared to $217.4 million purchased in the comparable period of 2013, partially offset by net proceeds and repayments of debt.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $415.3 million was available at July 21, 2014, at which date we had $67.1 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock or make additional payments to service our existing debt. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
A change in control would result in an event of default under our senior credit facilities which would allow our lenders to accelerate the indebtedness owed to them. In addition, if a change in control occurs, we may be required to offer to repurchase all of our outstanding senior unsecured notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Merchandise. A reconciliation of merchandise, which includes purchases, follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(In thousands)
Beginning merchandise value	$1,099,343	$1,052,534
Merchandise additions through acquisitions	1,086	1,577
Purchases	277,544	263,475
Depreciation of rental merchandise	(169,930)	(162,153)
Cost of goods sold	(53,471)	(53,449)
Skips and stolens	(30,065)	(21,608)
Other merchandise deletions (1)	(17,594)	(8,696)
Ending merchandise value	$1,106,913	$1,071,680

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(In thousands)
Beginning merchandise value	$1,129,106	$1,024,545
Merchandise additions through acquisitions	5,759	2,420
Purchases	541,877	576,961
Depreciation of rental merchandise	(339,773)	(323,136)
Cost of goods sold	(139,470)	(145,717)
Skips and stolens	(61,204)	(45,614)
Other merchandise deletions (1)	(29,382)	(17,779)
Ending merchandise value	$1,106,913	$1,071,680

(1)	Other merchandise deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $41.5 million and $44.8 million on capital expenditures during the six-month periods ended June 30, 2014 and 2013, respectively, and expect to spend an aggregate of approximately $95.0 million in 2014.
Acquisitions and New Location Openings. During the first six months of 2014, we acquired the assets of one of our suppliers of rental merchandise for approximately $5.5 million, and acquired locations and accounts for approximately $3.6 million in six different transactions.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The table below summarizes the location activity for the six-month period ended June 30, 2014.

	Six Months Ended June 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Locations at beginning of period	3,010	1,325	151	179	4,665
New location openings	8	85	30	9	132
Acquired locations remaining open	1	—	—	—	1
Closed locations
Merged with existing locations	163	50	5	—	218
Sold or closed with no surviving location	9	1	—	8	18
Locations at end of period	2,847	1,359	176	180	4,562
Acquired locations closed and accounts merged with existing locations	6	—	—	—	6
Total approximate purchase price of acquired stores (in thousands)	$3,641	$—	$—	$—	$3,641
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
The table below shows the scheduled maturity dates of our Term Loans outstanding at June 30, 2014:

Year Ending December 31,	(In thousands)
2014	$1,125
2015	2,250
2016	2,250
2017	2,250
2018	2,250
Thereafter	214,313
$224,438

The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.7 million had been so utilized as of July 21, 2014, at which date $175.0 million was outstanding and $395.3 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
Borrowings under our Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the ABR rate plus 0.50% to 1.75%, at our election. The margins on the Eurodollar rate and on the ABR rate for borrowings under the Revolving Facility, which were 2.25% and 1.25%, respectively, at July 21, 2014, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The weighted average margin for the six months ended June 30, 2014, was 2.53%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.49% at July 21, 2014. The margins on the Eurodollar rate and on the ABR rate for Term Loans, which are 3.00% and 2.00%, respectively, may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for existing Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The commitment fee at June 30, 2014, is equal to 0.45% of the unused portion of the Revolving Facility. We have not entered into any interest rate protection agreements with respect to Term Loans under our Credit Agreement.
Our borrowings under the Credit Agreement are, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property, and are also secured by a pledge of the capital stock of our U.S. subsidiaries.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $78.5 million is available);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of June 30, 2014:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	3.17:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.20:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.83:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 20, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2014 ($900.2 million) by consolidated EBITDA for the 12-month period ending June 30, 2014 ($283.7 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at June 30, 2014 ($341.4 million) by consolidated EBITDA for the 12-month period ending June 30, 2014 ($283.7 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing consolidated EBITDA for the 12-month period ending June 30, 2014, and to the extent reducing consolidated net earnings for such period, consolidated lease expense ($528.6 million), by consolidated fixed charges for the 12-month period ending June 30, 2014 ($289.1 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $8.8 million and $18.3 million at June 30, 2014, and December 31, 2013, respectively.
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
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $78.5 million is available); and

•	engage in a merger or sell substantially all of our assets.
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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $16.7 million was outstanding as of June 30, 2014.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2014:

	Payments Due by Period
Contractual Cash Obligations	Total	2014	2015-2016	2017-2018	Thereafter
	(In thousands)
Senior Debt (including current portion)(1)	$393,238	$9,925	$4,500	$4,500	$374,313
6.625% Senior Notes(2)	429,188	9,938	39,750	39,750	339,750
4.75% Senior Notes(3)	333,126	5,938	23,750	23,750	279,688
Operating Leases	535,216	96,242	298,427	129,091	11,456
Total(4)	$1,690,768	$122,043	$366,427	$197,091	$1,005,207

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.50% to 3.00% or the ABR rate plus 0.50% to 2.00% at our election. The weighted average Eurodollar rate on our outstanding debt at June 30, 2014, was 0.50%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(4)
As of June 30, 2014, we have $13.3 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of June 30, 2014, and December 31, 2013, under this common stock repurchase program. No shares were repurchased during the first or second quarters of 2014.
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
Effect of New Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for identifying a discontinued operation. Under ASU 2014-08, the definition of a discontinued operation is limited to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. Rent-A-Center will be required to apply ASU 2014-08 to disposals (or classifications as held for sale) of components of an entity that occur on or after January 1, 2015, and early adoption is permitted only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We plan to adopt this ASU on January 1, 2015, and do not expect this standard to have a significant impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize

RENT-A-CENTER, INC. AND SUBSIDIARIES

revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for Rent-A-Center beginning January 1, 2017, and early adoption is not permitted. The ASU allows adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of determining what impact, if any, the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the transition alternatives.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2014, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $224.4 million outstanding in term loans, $160.0 million outstanding on our revolving credit facility and $8.8 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at June 30, 2014, was $313.5 million. The fair value of the 4.75% senior notes, based on the closing price at June 30, 2014, was $237.7 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2014, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at June 30, 2014, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $2.5 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2014, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Changes in internal controls. For the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rent-A-Center, Inc.

By /s/  Guy J. Constant
Guy J. Constant
Executive Vice President - Finance,
Chief Financial Officer and Treasurer

Date: July 25, 2014

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

10.33*	Third Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of May 1, 2014

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

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† Management contract or compensatory plan or arrangement.
* Filed herewith.