Form 10-Q
period 2014-09-30
RENT A CENTER INC DE
filed 2014-10-24
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2014:

Class	Outstanding
Common stock, $.01 par value per share	52,901,754

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$678,190	$671,334	$2,056,492	$2,013,885
Merchandise sales	58,477	53,808	226,148	227,171
Installment sales	18,089	17,474	54,499	52,138
Other	6,384	4,483	14,376	14,244
Total store revenues	761,140	747,099	2,351,515	2,307,438
Franchise
Merchandise sales	6,524	6,396	19,811	23,072
Royalty income and fees	1,861	1,285	5,162	4,062
Total revenues	769,525	754,780	2,376,488	2,334,572
Cost of revenues
Store
Cost of rentals and fees	177,208	170,979	532,590	507,826
Cost of merchandise sold	47,569	42,344	174,299	175,903
Cost of installment sales	6,134	5,983	18,874	18,141
Total cost of store revenues	230,911	219,306	725,763	701,870
Vendor settlement credit	(7,072)	—	(7,072)	—
Franchise cost of merchandise sold	6,247	6,142	18,984	22,072
Total cost of revenues	230,086	225,448	737,675	723,942
Gross profit	539,439	529,332	1,638,813	1,610,630
Operating expenses
Salaries and other expenses	443,874	435,866	1,345,303	1,281,922
General and administrative expenses	41,617	37,054	132,471	114,227
Amortization and write-down of intangibles	1,382	639	4,174	2,694
Other (gains) and charges	7,743	—	12,120	—
	494,616	473,559	1,494,068	1,398,843
Operating profit	44,823	55,773	144,745	211,787
Finance charges from refinancing	—	—	1,946	—
Interest expense	11,981	10,916	35,178	28,773
Interest income	(200)	(183)	(681)	(659)
Earnings before income taxes	33,042	45,040	108,302	183,673
Income tax expense	7,736	17,875	36,606	68,499
NET EARNINGS	$25,306	$27,165	$71,696	$115,174
Basic earnings per common share	$0.48	$0.51	$1.36	$2.08
Diluted earnings per common share	$0.48	$0.50	$1.35	$2.06
Cash dividends declared per common share	$0.23	$0.21	$0.69	$0.63

See accompanying notes to consolidated financial statements

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In thousands)	Unaudited		Unaudited
Net earnings	$25,306	$27,165	$71,696	$115,174
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,372)	41	(1,201)	(1,330)
Total other comprehensive income (loss)	(1,372)	41	(1,201)	(1,330)
COMPREHENSIVE INCOME	$23,934	$27,206	$70,495	$113,844

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$61,958	$42,274
Receivables, net of allowance for doubtful accounts of $3,502 and $3,700 in 2014 in 2013, respectively	68,229	58,686
Prepaid expenses and other assets	85,565	78,471
Rental merchandise, net
On rent	867,184	914,618
Held for rent	266,574	210,450
Merchandise held for installment sale	4,151	4,038
Property assets, net of accumulated depreciation of $428,194 and $433,935 in 2014 and 2013, respectively	331,740	336,498
Goodwill, net	1,366,368	1,364,549
Other intangible assets, net	7,422	8,969
	$3,059,191	$3,018,553
LIABILITIES
Accounts payable – trade	$116,759	$120,166
Accrued liabilities	323,859	315,235
Deferred income taxes	258,414	323,326
Senior debt	425,135	366,275
Senior notes	550,000	550,000
	1,674,167	1,675,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,262,886 and 109,108,218 shares issued in 2014 and 2013, respectively	1,093	1,091
Additional paid-in capital	809,658	802,124
Retained earnings	1,923,140	1,888,002
Treasury stock at cost, 56,369,752 shares in 2014 and 2013	(1,347,677)	(1,347,677)
Accumulated other comprehensive income (loss)	(1,190)	11
	1,385,024	1,343,551
	$3,059,191	$3,018,553

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$71,696	$115,174
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	509,596	487,412
Bad debt expense	10,827	9,825
Stock-based compensation expense	5,377	5,524
Depreciation of property assets	58,824	56,654
Loss on sale or disposal of property assets	7,740	2,035
Amortization of intangibles	2,203	1,897
Amortization of financing fees	2,601	2,338
Finance charges from refinancing	1,946	—
Deferred income taxes	(64,912)	20,397
Excess tax benefit related to stock awards	(240)	(245)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(515,166)	(532,923)
Receivables	(20,307)	(9,985)
Prepaid expenses and other assets	(11,017)	(4,670)
Accounts payable – trade	(3,407)	24,689
Accrued liabilities	7,502	(5,213)
Net cash provided by operating activities	63,263	172,909
Cash flows from investing activities
Purchase of property assets	(61,733)	(73,761)
Proceeds from sale of property assets	6,012	1,620
Acquisitions of businesses	(12,497)	(13,829)
Net cash used in investing activities	(68,218)	(85,970)
Cash flows from financing activities
Purchase of treasury stock	—	(217,419)
Exercise of stock options	2,417	10,711
Excess tax benefit related to stock awards	240	245
Proceeds from debt	568,880	631,435
Repayments of debt	(510,020)	(484,360)
Dividends paid	(36,479)	(35,564)
Net cash provided by (used in) financing activities	25,038	(94,952)
Effect of exchange rate changes on cash	(399)	(217)
Net increase (decrease) in cash and cash equivalents	19,684	(8,230)
Cash and cash equivalents at beginning of period	42,274	61,087
Cash and cash equivalents at end of period	$61,958	$52,857
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
Correction of Immaterial Errors
During the fourth quarter of 2013, we identified errors in accounting for our estimates for rental merchandise reserves and for the allowance for doubtful accounts, resulting in an immaterial overstatement of on rent merchandise and understatements of held for rent merchandise and receivables which affected periods beginning prior to 2011 through December 31, 2013. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded the errors were immaterial to the prior periods. The errors resulted in an understatement of salaries and other expenses of $0.8 million and $1.5 million for the three- and nine-month periods ended September 30, 2013, respectively. The understatement of salaries and other expenses discussed above, adjusted for the related income tax impact, resulted in an overstatement of net earnings of $0.5 million and $0.9 million for the three- and nine-month periods ended September 30, 2013, respectively. Due to the immaterial nature of the error correction, we revised our historical financial statements based on the amounts discussed above for 2013 herein.

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

2. Intangible Assets and Acquisitions.
Amortizable intangible assets consist of the following (in thousands):

		September 30, 2014		December 31, 2013
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$5,586	$5,415	$6,337	$6,102
Customer relationships	2	75,445	73,602	74,799	71,899
Vendor relationships	11	7,538	2,130	7,538	1,704
Total		$88,569	$81,147	$88,674	$79,705

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average amortization period was approximately 21 months for intangible assets added during the nine-month period ended September 30, 2014. Estimated remaining amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2014	$675
2015	1,871
2016	747
2017	568
2018	445
Thereafter	3,116
Total	$7,422
At September 30, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,312.0 million and $54.4 million, respectively. At December 31, 2013, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,310.1 million and $54.4 million, respectively.
A summary of the changes in recorded goodwill follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013
Balance as of January 1,	$1,364,549	$1,344,665
Additions from acquisitions	4,400	28,282
Goodwill impairments and write-offs related to stores sold or closed	(1,971)	(9,038)
Post purchase price allocation adjustments	(610)	640
Balance as of the end of the period	$1,366,368	$1,364,549
Additions to goodwill due to acquisitions in the first nine months of 2014 were tax deductible.
We perform an assessment of goodwill for impairment at the reporting unit level annually, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. During the three months ended September 30, 2014, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual goodwill impairment testing date prospectively beginning October 1, 2014.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The amounts outstanding under the Term Loans and Revolving Facility at September 30, 2014, were $223.9 million and $195.0 million, respectively. Under the Prior Credit Agreement, the amounts outstanding under the term loan and revolving credit facility at December 31, 2013, were $187.5 million and $160.5 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.7 million had been so utilized as of September 30, 2014, and at which date $375.3 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the ABR rate plus 0.50% to 1.75%, at our election. The margins on the Eurodollar rate and on the ABR rate for borrowings under the Revolving Facility, which were 2.50% and 1.50%, respectively, at September 30, 2014, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar rate and on the ABR rate for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at September 30, 2014, is equal to 0.50% of the unused portion of the Revolving Facility.
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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $84.1 million is available);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of September 30, 2014:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	3.43:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.40:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.78:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2014 ($938.2 million) by consolidated EBITDA for the 12-month period ending September 30, 2014 ($273.2 million). For

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at September 30, 2014 ($381.9 million) by consolidated EBITDA for the 12-month period ending September 30, 2014 ($273.2 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing consolidated EBITDA for the 12-month period ending September 30, 2014, and to the extent reducing consolidated net earnings for such period, consolidated lease expense ($519.0 million), by consolidated fixed charges for the 12-month period ending September 30, 2014 ($290.9 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $6.3 million and $18.3 million at September 30, 2014, and December 31, 2013, respectively.

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
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $84.1 million is available); and

•	engage in a merger or sell substantially all of our assets.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

5. Income Taxes.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. We are no longer subject to any new U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2010. The appeals process with the Internal Revenue Service (IRS) Office of Appeals for the years 2001 through 2007 has been completed. We reached agreement on all issues except one issue with respect to the 2003 tax year, an issue which occurs in 2004 through 2007 taxable years as well. This matter was heard by the United States Tax Court (Tax Court) at trial during November 2011. A favorable decision was issued by the Tax Court on January 14, 2014. The time for filing a notice of appeal expired on July 23, 2014; therefore, the Tax Court decision is now final. The IRS completed its examination of the federal consolidated income tax return for 2010 and accepted the return as filed without any changes. We are under examination in various states but do not anticipate that adjustments, if any, regarding the various state examinations will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
We provide for uncertain tax positions and related interest and adjust our unrecognized tax benefits and accrued interest in the normal course of our business. At September 30, 2014, our unrecognized tax benefits were increased by approximately $0.7 million from December 31, 2013.
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
At September 30, 2014, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2014, and December 31, 2013, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our senior notes is based on Level 1 inputs. At September 30, 2014, the fair value of our 6.625% senior notes was $284.0 million, which was approximately $16.0 million below their carrying value of $300.0 million. At December 31, 2013, the fair value of our 6.625% senior notes was $316.7 million, which was approximately $16.7 million above their carrying value of $300.0 million. At September 30, 2014, the fair value of our 4.75% senior notes was $206.1 million, which was approximately $43.9 million below their carrying value of $250.0 million. At December 31, 2013, the fair value of our 4.75% senior notes was $234.7 million, which was approximately $15.3 million below their carrying value of $250.0 million

7. Stock Repurchase Plan.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of September 30, 2014, and December 31, 2013, under our common stock repurchase program. No shares were repurchased during the first three quarters of 2014.

8. Other (Gains) and Charges.
Store Consolidation Plan. During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores as part of a multi-year program designed to transform and modernize our operations company-wide in order to improve profitability in the Core U.S. segment. The decision to close these stores was based on management's analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The store closures resulted in pre-tax restructuring charges of $0.4 million and $4.8 million for the three-month and the nine-month periods ended September 30, 2014, respectively. The charges included approximately $0.4 million in early lease termination costs for the three-month period ended September 30, 2014, and approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $1.3 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores for the nine-month period ended September 30, 2014. We did not record a liability for future lease obligations on these properties as the fair value of the liability at the cease-use date was reduced to zero by estimated sublease rentals that could be obtained for the properties. Accordingly, future lease obligations of approximately $2.9 million that remain as of September 30, 2014, will either be expensed monthly or recognized in full upon negotiation of early termination. Approximately $0.7 million of these remaining lease obligations are scheduled to be paid in the fourth quarter of 2014, and substantially all the remainder are scheduled to be paid out through 2016.
Corporate Restructuring. During the third quarter of 2014, we eliminated certain departments and functions in our field support center as a part of our efforts to transform and modernize our operations company-wide. This resulted in restructuring charges of approximately $2.8 million for severance and other payroll-related costs.
Impairment charge. During the third quarter of 2014, we recorded a $4.6 million impairment charge related to internally-developed computer software that will be placed into service in the fourth quarter of 2014. We determined that certain components developed for our new store management information system would not be utilized.

9. Segment Information.
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories: consumer electronics, appliances, computers, furniture and accessories. On January 1, 2014, the Company realigned its reporting structure to include its remaining Canadian stores in the Core U.S. segment, which were previously reported in the International segment. These stores now report into the Core U.S. segment, and the chief operating decision makers no longer analyze their operating results as a part of the International segment. The accompanying prior-year disclosures have been revised to reflect this change, and we now refer to the segment formerly reported as "International" as "Mexico" since only that country's results are reported therein. Reportable segments and their respective operations are defined as follows.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$581,600	$160,388	$19,152	$8,385	$769,525
Gross profit	430,816	92,911	13,574	2,138	539,439
Operating profit (loss)	27,297	21,242	(4,884)	1,168	44,823
Depreciation of property assets	15,208	1,506	1,773	49	18,536
Amortization and write-down of intangibles	1,240	142	—	—	1,382
Capital expenditures	16,177	3,336	770	—	20,283

	Three Months Ended September 30, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$611,091	$123,798	$12,210	$7,681	$754,780
Gross profit	444,898	74,083	8,812	1,539	529,332
Operating profit (loss)	44,073	18,789	(7,488)	399	55,773
Depreciation of property assets	16,610	1,323	1,468	20	19,421
Amortization and write-down of intangibles	497	142	—	—	639
Capital expenditures	22,399	2,819	3,722	—	28,940

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$1,808,403	$490,392	$52,720	$24,973	$2,376,488
Gross profit	1,319,325	275,694	37,805	5,989	1,638,813
Operating profit (loss)	99,315	61,218	(17,979)	2,191	144,745
Depreciation of property assets	49,129	4,356	5,204	135	58,824
Amortization and write-down of intangibles	3,748	426	—	—	4,174
Capital expenditures	47,898	9,193	4,642	—	61,733

	Nine Months Ended September 30, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Revenue	$1,905,968	$368,454	$33,016	$27,134	$2,334,572
Gross profit	1,371,890	209,960	23,718	5,062	1,610,630
Operating profit (loss)	176,807	51,833	(18,497)	1,644	211,787
Depreciation of property assets	48,987	3,574	4,033	60	56,654
Amortization and write-down of intangibles	2,267	427	—	—	2,694
Capital expenditures	57,642	7,021	9,098	—	73,761

Segment information – selected balance sheet data (in thousands):
	September 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Rental merchandise, net
On rent	$532,743	$313,533	$20,908	$—	$867,184
Held for rent	253,017	5,779	7,778	—	266,574
Total assets	2,576,022	410,296	70,350	2,523	3,059,191

	December 31, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Rental merchandise, net
On rent	$612,517	$284,421	$17,680	$—	$914,618
Held for rent	195,654	3,837	10,959	—	210,450
Total assets	2,569,057	375,920	71,888	1,688	3,018,553

10. Stock-Based Compensation.
We recognized $1.9 million and $1.8 million in pre-tax compensation expense related to stock options and restricted stock units during the three-month periods ended September 30, 2014 and 2013, respectively, and $5.4 million and $5.5 million during the nine-month periods ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we granted approximately 902,000 stock options, 227,000 performance-based restricted stock units and 147,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 25.29% to 41.41%, a risk-free interest rate of 0.51% to 2.37%, an expected dividend yield of 2.8% to 3.7% and an expected life of 2.33 to 8.33 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2014, was $28.15 and the weighted-average grant-date fair value was $6.48. The restricted stock units are valued using the last trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2014, was $23.18.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Vendor Settlement Credit.
We participated in an anti-trust class-action suit as an entity that indirectly purchased liquid-crystal displays from certain manufacturers during the period from 1999 to 2006. We will be receiving net proceeds of approximately $7.1 million pursuant to a negotiated settlement of this matter. Under the terms of the settlement agreement, we will receive a specified payment based on the number of LCD units purchased during this time period, and there are no performance obligations or other contingencies associated with our right to receive the specified payment. The settlement proceeds that we will receive are reported as a reduction to cost of goods sold in the consolidated statements of earnings in the amount of $7.1 million for the three- and nine-month periods ended September 30, 2014, and a receivable in that amount is included in prepaid expenses and other assets at September 30, 2014, in the consolidated balance sheets.

12. Contingencies.
From time to time, we, along with our subsidiaries, are party to various legal proceedings arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.
We are subject to unclaimed property audits by states in the ordinary course of business. A comprehensive multi-state unclaimed property audit is currently in progress. The property subject to review in this audit process includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. Management believes it is too early to determine the ultimate outcome of this audit, as the Company’s remediation efforts are still in process.

13.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30, 2014
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$25,306	52,864	$0.48
Effect of dilutive stock awards	—	250
Diluted earnings per common share	$25,306	53,114	$0.48

	Three Months Ended September 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$27,165	53,438	$0.51
Effect of dilutive stock awards	—	374
Diluted earnings per common share	$27,165	53,812	$0.50

	Nine Months Ended September 30, 2014
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$71,696	52,828	$1.36
Effect of dilutive stock awards	—	241
Diluted earnings per common share	$71,696	53,069	$1.35

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2013
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$115,174	55,423	$2.08
Effect of dilutive stock awards	—	377
Diluted earnings per common share	$115,174	55,800	$2.06
For the three-month periods ended September 30, 2014 and 2013, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,507,547 and 1,183,826, respectively.
For the nine-month periods ended September 30, 2014 and 2013, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,513,948 and 1,340,372, respectively.

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
As our U.S. store base matured, we began to focus on attracting new customers through sources other than our existing U.S. rent-to-own store locations and to seek additional distribution channels for our products and services. One of our current growth strategies is our “Acceptance Now” model. With this model, we operate kiosks within various traditional retailers’ locations where we generally offer the rent-to-own transaction to consumers who do not qualify for financing from such retailers. We operated 1,359 Acceptance Now locations at September 30, 2014, and we intend to continue growing the Acceptance Now segment by expanding the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. Capital expenditures related to opening an Acceptance Now kiosk in a retailer's store are very low, since the only fixed assets required are the kiosk and computer equipment. There is no long-term lease associated with these stores and the retailer does not charge us rent. Our operating model is highly agile and dynamic because we can open locations quickly and efficiently, and we can also close locations quickly and efficiently when their performance does not meet our expectations.
We recently launched a multi-year program designed to transform and modernize our operations company-wide in order to improve the profitability of the Core U.S. segment while continuing to support our Acceptance Now and Mexico segments. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model for our Core U.S. stores, developing a new supply chain, formulating a customer-focused value-based pricing strategy and implementing new technology into our Acceptance Now locations.
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
Brand name merchandise. We offer well-known brands such as LG, Samsung, Sony, Toshiba and Vizio home electronics; Whirlpool appliances; Acer, Apple, Asus, Dell, Hewlett-Packard, Samsung, Sony and Toshiba computers and/or tablets; HTC and Samsung smartphones; and Albany, Ashley, England, Klaussner, Lane, Standard and Welton furniture.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Core U.S.
Our Core U.S. segment, consisting of our company-owned stores located in the United States, Canada and Puerto Rico, is our largest operating segment, comprising approximately 76% of our consolidated net revenues and approximately 69% of our operating profit for the nine-month period ended September 30, 2014.
We recently launched a multi-year program designed to transform and modernize our operations company-wide in order to improve the profitability of the Core U.S. segment while continuing to support our Acceptance Now and Mexico segments. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. stores, developing a new supply chain, formulating a customer-focused value-based pricing strategy and implementing new technology into our Acceptance Now locations.
At September 30, 2014, we operated 2,841 company-owned stores nationwide, in Canada and in Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
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
We intend to grow the Acceptance Now segment by increasing both the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability. At September 30, 2014, we operated 1,359 kiosk locations inside furniture and electronics retailers located in 40 states and Puerto Rico.
Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. At September 30, 2014, we operated 176 stores in Mexico.
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
At September 30, 2014, this segment franchised 188 stores in 30 states operating under the Rent-A-Center (103 stores), ColorTyme (57 stores) and RimTyme (28 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
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
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $0.8 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share.
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
As of September 30, 2014, and December 31, 2013, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $118.3 million and $116.6 million, respectively. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. During the three months ended September 30, 2014, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has

RENT-A-CENTER, INC. AND SUBSIDIARIES

determined that it will be impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual goodwill impairment testing date prospectively beginning October 1, 2014. There were no goodwill impairment charges recognized during the three- and nine-month periods ended September 30, 2014 or 2013.
Our reporting units are generally our reportable operating segments identified in Note 9 to the consolidated financial statements. At September 30, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,312.0 million and $54.4 million, respectively.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Overview
During 2014, we have continued efforts under our multi-year program designed to transform and modernize our operations company-wide, focusing on introducing a new labor model for our Core U.S. stores, developing a new supply chain, formulating a customer-focused value-based pricing strategy and implementing new technology into our Acceptance Now locations. We also realigned our reporting structure in 2014 to move our remaining Canadian stores to the Core U.S. segment, which were previously reported in the International segment. The accompanying prior-year amounts have been revised to reflect this change, and we now refer to that segment as "Mexico" since only that country's results are reported therein.
We continue to grow the Acceptance Now segment, adding a net of 34 Acceptance Now locations in the first nine months of 2014, and we had nine-month year-over-year revenue growth in that segment of 33%. Our Acceptance Now segment provided approximately 21% of our consolidated revenue and 42% of our consolidated operating profit in the first nine months of 2014.
Same store sales improved sequentially over the last three quarters in the Core U.S. business, aided by the nationwide roll-out of smartphones in July 2014. Our customers remain under economic pressure and the portfolio in the Core U.S. segment is down year over year due to softer demand. Accordingly, we continually analyze every aspect of our business in an effort to improve operating and financial performance. During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores which improved profitability but reduced revenues.
The investments we are making in our business have resulted in increases in certain of our expenses. Specifically, salaries and other expenses increased by $63.4 million, or 4.9%, to $1,345.3 million for the nine months ended September 30, 2014, as compared to $1,281.9 million in 2013, primarily due to increased expenses associated with the growth of our Acceptance Now segment and the store-level investments we are making under our multi-year transformation program. General and administrative expenses increased by $18.2 million, or 16.0%, to $132.5 million for the nine months ended September 30, 2014, as compared to $114.2 million in 2013, primarily due to the investments we are making at our field support center under our multi-year transformation program.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table and the operating segment discussions reflect the revisions to reserves discussed in Note 1 to the consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Rentals and fees	$678,190	$671,334	$6,856	1.0%	$2,056,492	$2,013,885	$42,607	2.1%
Merchandise sales	58,477	53,808	4,669	8.7%	226,148	227,171	(1,023)	(0.5)%
Installment sales	18,089	17,474	615	3.5%	54,499	52,138	2,361	4.5%
Other	6,384	4,483	1,901	42.4%	14,376	14,244	132	0.9%
Total store revenue	761,140	747,099	14,041	1.9%	2,351,515	2,307,438	44,077	1.9%

Franchise merchandise sales	6,524	6,396	128	2.0%	19,811	23,072	(3,261)	(14.1)%
Franchise royalty income and fees	1,861	1,285	576	44.8%	5,162	4,062	1,100	27.1%
Total revenues	769,525	754,780	14,745	2.0%	2,376,488	2,334,572	41,916	1.8%

Cost of rentals and fees	177,208	170,979	6,229	3.6%	532,590	507,826	24,764	4.9%
Cost of merchandise sold	47,569	42,344	5,225	12.3%	174,299	175,903	(1,604)	(0.9)%
Cost of installment sales	6,134	5,983	151	2.5%	18,874	18,141	733	4.0%
Vendor settlement credit	(7,072)	—	(7,072)	—	(7,072)	—	(7,072)	—
Franchise cost of merchandise sold	6,247	6,142	105	1.7%	18,984	22,072	(3,088)	(14.0)%
Total cost of revenues	230,086	225,448	4,638	2.1%	737,675	723,942	13,733	1.9%

Gross profit	539,439	529,332	10,107	1.9%	1,638,813	1,610,630	28,183	1.7%

Salaries and other	443,874	435,866	8,008	1.8%	1,345,303	1,281,922	63,381	4.9%
General and administrative	41,617	37,054	4,563	12.3%	132,471	114,227	18,244	16.0%
Amortization and write-down of intangibles	1,382	639	743	116.3%	4,174	2,694	1,480	54.9%
Other (gains) and charges	7,743	—	7,743	—	12,120	—	12,120	—
Total operating expenses	494,616	473,559	21,057	4.4%	1,494,068	1,398,843	95,225	6.8%

Operating profit	44,823	55,773	(10,950)	(19.6)%	144,745	211,787	(67,042)	(31.7)%
Finance charges from refinancing	—	—	—	—	1,946	—	1,946	—
Interest, net	11,781	10,733	1,048	9.8%	34,497	28,114	6,383	22.7%
Earnings before income taxes	33,042	45,040	(11,998)	(26.6)%	108,302	183,673	(75,371)	(41.0)%

Income tax expense	7,736	17,875	(10,139)	(56.7)%	36,606	68,499	(31,893)	(46.6)%

Net earnings	$25,306	$27,165	$(1,859)	(6.8)%	$71,696	$115,174	$(43,478)	(37.7)%

RENT-A-CENTER, INC. AND SUBSIDIARIES

Consolidated Performance
Three Months Ended September 30, 2014, compared to Three Months Ended September 30, 2013
Store Revenue. Total store revenue increased by $14.0 million, or 1.9%, to $761.1 million for the three months ended September 30, 2014, from $747.1 million for the three months ended September 30, 2013. This was primarily due to increases of approximately $36.6 million in the Acceptance Now segment and approximately $6.9 million in the Mexico segment, partially offset by a decrease of approximately $29.5 million in the Core U.S. segment.
Same store revenue generally represents revenue earned in 3,512 locations that were operated by us for 13 months or more. Same store revenues increased by $11.4 million, or 1.9%, to $622.9 million for the three months ended September 30, 2014, as compared to $611.6 million in 2013. The increase in same store revenues was attributable to growth in the Acceptance Now and Mexico segments, partially offset by a decrease in the Core U.S. segment.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2014, increased by $6.2 million, or 3.6%, to $177.2 million, as compared to $171.0 million in 2013. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment, partially offset by a decrease in rentals and fees revenue in the Core U.S. segment. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 26.1% for the three months ended September 30, 2014, as compared to 25.5% in 2013, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise, and more aggressive terming strategies in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold increased by $5.2 million, or 12.3%, to $47.6 million for the three months ended September 30, 2014, from $42.3 million in 2013. The gross margin percent of merchandise sales decreased to 18.7% for the three months ended September 30, 2014, from 21.3% in 2013, driven by increased sales in the Acceptance Now segment, which has higher costs of rental merchandise.
Vendor Settlement Credit. During the three months ended September 30, 2014, we recorded a $7.1 million credit for payment to be received as a result of a class-action settlement with the manufacturers of LCD screen displays.
Gross Profit. Gross profit increased by $10.1 million, or 1.9%, to $539.4 million for the three months ended September 30, 2014, from $529.3 million in 2013, primarily due to increased store revenue in the Acceptance Now segment and the $7.1 million vendor settlement credit as discussed above. Gross profit as a percentage of total revenue was 70.1% for both the three-month periods ended September 30, 2014 and 2013. Without the $7.1 million class-action settlement discussed above, gross margin as a percentage of total revenue would have been 69.2% for the three months ended September 30, 2014, a decrease of 0.9% from the same period in the prior year, primarily due to the growth in revenues in the Acceptance Now segment, which has lower margins than the Core U.S. segment.
Salaries and Other Expenses. Salaries and other expenses increased by $8.0 million, or 1.8%, to $443.9 million for the three months ended September 30, 2014, as compared to $435.9 million in 2013. This increase was primarily attributable to increased expenses associated with the growth of our Acceptance Now segment. Salaries and other expenses expressed as a percentage of total store revenue were 58.3% for both three-month periods ended September 30, 2014 and 2013.
General and Administrative Expenses. General and administrative expenses increased by $4.6 million, or 12.3%, to $41.6 million for the three months ended September 30, 2014, as compared to $37.1 million in 2013, primarily due to the investments we are making at our field support center under our multi-year transformation program. General and administrative expenses expressed as a percentage of total revenue increased to 5.4% for the three months ended September 30, 2014, from 4.9% in 2013.
Other (Gains) and Charges. As discussed in Note 8 to the consolidated financial statements, we eliminated certain departments and functions in our field support center during the three months ended September 30, 2014, as a part of our multi-year transformation program. The changes resulted in restructuring charges of approximately $2.8 million for severance and other payroll-related costs. We also incurred $0.4 million during the three months ended September 30, 2014, in early lease termination costs related to the closure of 150 stores in the Core U.S. segment during the second quarter of 2014.
During the three months ended September 30, 2014, we recorded a $4.6 million impairment charge related to internally-developed computer software that will be placed into service in the fourth quarter of 2014. We determined that certain components developed for our new store management information system would not be utilized.
Operating Profit. Operating profit decreased by $11.0 million, or 19.6%, to $44.8 million for the three months ended September 30, 2014, as compared to $55.8 million in 2013. Operating profit as a percentage of total revenue decreased to 5.8% for the three months ended September 30, 2014, from 7.4% in 2013, primarily due to the decrease in revenue and resulting decrease in gross profit in the Core U.S. segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Net Interest. Net interest increased by $1.0 million, or 9.8%, to $11.8 million for the three months ended September 30, 2014, as compared to $10.7 million in 2013. This increase is due to increased interest on our senior credit facility.
Income Tax Expense. Income tax expense decreased by $10.1 million, or 56.7%, to $7.7 million for the three months ended September 30, 2014, as compared to $17.9 million in 2013. The effective tax rate decreased 16.3% to 23.4% for the three months ended September 30, 2014, from 39.7% for the comparable period in 2013. This decrease resulted from federal credits and adjustments to deferred taxes during the three months ended September 30, 2014.
Net Earnings and Earnings per Share. Net earnings decreased by $1.9 million, or 6.8% to $25.3 million for the three months ended September 30, 2014, as compared to $27.2 million in 2013. This decrease was primarily attributable to the decreases in operating profit and the increase in interest discussed above, partially offset by a $10.1 million decrease in income tax expense in 2014 as compared to 2013. Diluted earnings per share for the three months ended September 30, 2014, were $0.48, as compared to $0.50 in 2013.
Nine Months Ended September 30, 2014, compared to Nine Months Ended September 30, 2013
Store Revenue. Total store revenue increased by $44.1 million, or 1.9%, to $2,351.5 million for the nine months ended September 30, 2014, from $2,307.4 million for the nine months ended September 30, 2013. This was primarily due to increases of approximately $121.9 million in the Acceptance Now segment and approximately $19.7 million in the Mexico segment, partially offset by a decrease of approximately $97.6 million in the Core U.S. segment.
Same store revenue represents revenue earned in 3,971 locations that were operated by us for 13 months or more. Same store revenues increased by $8.9 million, or 0.5%, to $1,942.9 million for the nine months ended September 30, 2014, as compared to $1,934.1 million in 2013. The increase in same store revenues was attributable to growth in the Acceptance Now and Mexico segments, partially offset by a decrease in the Core U.S. segment.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2014, increased by $24.8 million, or 4.9%, to $532.6 million, as compared to $507.8 million in 2013. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment in 2014 as compared to 2013, partially offset by a decrease in rentals and fees revenue in the Core U.S. segment. Cost of rentals and fees expressed as a percentage of store rentals and fees revenue increased to 25.9% for the nine months ended September 30, 2014, as compared to 25.2% in 2013, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $1.6 million, or 0.9%, to $174.3 million for the nine months ended September 30, 2014, from $175.9 million in 2013. The gross margin percent of merchandise sales increased to 22.9% for the nine months ended September 30, 2014, from 22.6% in 2013.
Vendor Settlement Credit. During the third quarter of 2014, we recorded a $7.1 million credit for payment to be received as a result of a class-action settlement with the manufacturers of LCD screen displays.
Gross Profit. Gross profit increased by $28.2 million, or 1.7%, to $1,638.8 million million for the nine months ended September 30, 2014, from $1,610.6 million in 2013, primarily due to increased store revenue in the Acceptance Now segment and the $7.1 million vendor settlement credit as discussed above. Gross profit as a percentage of total revenue remained stable at 69.0% for both of the nine-month periods ended September 30, 2014 and 2013. Without the $7.1 million vendor settlement credit discussed above, gross margin as a percentage of total revenue would have been 68.7% for the nine months ended September 30, 2014, a decrease of 0.3% from the same period in the prior year.
Salaries and Other Expenses. Salaries and other expenses increased by $63.4 million, or 4.9%, to $1,345.3 million for the nine months ended September 30, 2014, as compared to $1,281.9 million in 2013. This increase was primarily attributable to increased expenses associated with the growth of our Acceptance Now segment. Salaries and other expenses expressed as a percentage of total store revenue increased to 57.2% for the nine months ended September 30, 2014, from 55.6% in 2013.
General and Administrative Expenses. General and administrative expenses increased by $18.2 million, or 16.0%, to $132.5 million for the nine months ended September 30, 2014, as compared to $114.2 million in 2013, primarily due to the investments we are making at our field support center under our multi-year transformation program. General and administrative expenses expressed as a percentage of total revenue increased to 5.6% for the nine months ended September 30, 2014, from 4.9% in 2013.
Other (Gains) and Charges. As discussed in Note 8 to the consolidated financial statements, we closed 150 stores in the Core U.S. segment, which resulted in a restructuring charge of $4.8 million during the nine months ended September 30, 2014. This charge included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $1.3 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores. In addition, we eliminated certain departments and functions in our field support center during the three months ended

RENT-A-CENTER, INC. AND SUBSIDIARIES

September 30, 2014, as a part of our multi-year transformation program. The changes resulted in restructuring charges of approximately $2.8 million for severance and other payroll-related costs.
During the third quarter of 2014, we recorded a $4.6 million impairment charge related to internally-developed computer software that will be placed into service in the fourth quarter of 2014. We determined that certain components developed for our new store management information system would not be utilized.
Operating Profit. Operating profit decreased by $67.0 million, or 31.7%, to $144.7 million for the nine months ended September 30, 2014, as compared to $211.8 million in 2013. Operating profit as a percentage of total revenue decreased to 6.1% for the nine months ended September 30, 2014, from 9.1% for 2013, primarily due to the decrease in revenue and resulting decrease in gross profit in the Core U.S. segment.
Finance Charges From Refinancing. As discussed in Note 3 to the consolidated financial statements, we refinanced our senior credit facility during March 2014. We recognized a $1.9 million charge in the first quarter of 2014 to write off unamortized financing costs from our previous credit agreement.
Net Interest. Net interest expense increased by $6.4 million, or 22.7%, to $34.5 million for the nine months ended September 30, 2014, as compared to $28.1 million in 2013. This increase is due primarily to the additional $250 million of senior unsecured notes that were issued in May 2013, and increased interest on our senior credit facility.
Income Tax Expense. Income tax expense decreased by $31.9 million, or 46.6%, to $36.6 million for the nine months ended September 30, 2014, as compared to $68.5 million in 2013. The effective tax rate decreased 3.5% to 33.8% for the nine months ended September 30, 2014, from 37.3% for the comparable period in 2013. This decrease resulted from federal credits and adjustments to deferred taxes during the three months ended September 30, 2014.
Net Earnings and Earnings per Share. Net earnings decreased by $43.5 million, or 37.7%, to $71.7 million for the nine months ended September 30, 2014, as compared to $115.2 million in 2013. This decrease was attributable to the decrease in operating profit as discussed above and an $8.3 million increase in net interest and financing charges, partially offset by a $31.9 million decrease in income tax expense as compared to 2013. Diluted earnings per share decreased $0.71, or 34.5%, to $1.35 for the nine months ended September 30, 2014, compared to $2.06 in 2013.
Segment Performance
Core U.S. segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$581,600	$611,091	$(29,491)	(4.8)%	$1,808,403	$1,905,968	$(97,565)	(5.1)%
Gross profit	430,816	444,898	(14,082)	(3.2)%	1,319,325	1,371,890	(52,565)	(3.8)%
Operating profit	27,297	44,073	(16,776)	(38.1)%	99,315	176,807	(77,492)	(43.8)%
Change in same store revenue				(3.6)%				(4.9)%
Stores in same store revenue calculation				2,374				2,752
Revenues. The decrease in revenue for the three- and nine-month periods ended September 30, 2014, compared to 2013 was primarily rentals and fees revenue, as well as merchandise sales. The portfolio is down year over year due to softer demand. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three- and nine-month periods ended September 30, 2014, as compared to 2013 primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total segment revenue increased to 74.1% and 73.0% for the three- and nine-month periods ended September 30, 2014, respectively, from 72.8% and 72.0%, respectively in 2013. Without the $7.1 million vendor settlement credit discussed above, gross profit as a percentage of total revenue would have been 72.9% and 72.6% for the three- and nine-month periods ended September 30, 2014, respectively, primarily due to changes in early purchase option pricing.
Operating Profit. Operating profit as a percentage of segment revenue decreased to 4.7% and 5.5% for the three- and nine-month periods ended September 30, 2014, respectively, from 7.2% and 9.3%, respectively in 2013. Operating profit decreased as a result of decreased gross profit. Charge offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a

RENT-A-CENTER, INC. AND SUBSIDIARIES

percentage of revenues, were approximately 3.4% and 3.0% for the three- and nine-month periods ended September 30, 2014, respectively, as compared to 3.2% and 2.6%, respectively, for the comparable periods in 2013.
Acceptance Now segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$160,388	$123,798	$36,590	29.6%	$490,392	$368,454	$121,938	33.1%
Gross profit	92,911	74,083	18,828	25.4%	275,694	209,960	65,734	31.3%
Operating profit	21,242	18,789	2,453	13.1%	61,218	51,833	9,385	18.1%
Change in same store revenue				25.7%				25.6%
Stores in same store revenue calculation				1,018				1,091
Revenues. The increase in revenues in the first nine months of 2014 over 2013 was driven by the growth in same store revenue and the net 105 kiosks that we added during the 12 months ended September 30, 2014. This segment contributed approximately 21% of consolidated revenues and approximately 42% of operating profit in the first nine months of 2014 compared to approximately 16% of revenue and 24% of operating profit for the comparable period in 2013.
Gross profit. Gross profit increased as a result of increased revenues in this segment. Gross profit as a percentage of revenues was 57.9% and 56.2% for the three- and nine-month periods ended September 30, 2014, respectively, as compared to 59.8% and 57.0% for the comparable periods in 2013. While this margin decreased year over year, margins are still in line with our operating model.
Operating profit. Operating profit as a percentage of total segment revenue was 13.2% and 12.5% for the three- and nine-month periods ended September 30, 2014, respectively, compared to 15.2% and 14.1%, respectively, for the comparable periods in 2013. This decrease was due primarily to labor and other expenses associated with the expansion in this segment. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 6.7% and 6.9% for the three- and nine-month periods ended September 30, 2014, respectively, as compared to 5.1% and 4.9%, respectively, for the comparable periods in 2013. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment.
Mexico segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$19,152	$12,210	$6,942	56.9%	$52,720	$33,016	$19,704	59.7%
Gross profit	13,574	8,812	4,762	54.0%	37,805	23,718	14,087	59.4%
Operating loss	(4,884)	(7,488)	2,604	34.8%	(17,979)	(18,497)	518	2.8%
Change in same store revenue				25.9%				21.2%
Stores in same store revenue calculation				120				128
Revenues. The increase in total revenues for the three- and nine-month periods ended September 30, 2014, over 2013 has been driven by the growth in same store revenue and the net 26 stores that we added during the 12 months ended September 30, 2014.
Gross Profit. Gross profit increased for the three- and nine-month periods ended September 30, 2014, compared to 2013 primarily due to increased revenue as discussed above. Gross profit as a percentage of total revenues was 70.9% and 71.7% for the three- and nine-month periods ended September 30, 2014, respectively, compared to 72.2% and 71.8%, respectively, in 2013.
Operating Loss. Operating loss as a percentage of total segment revenue decreased to 25.5% and 34.1% for the three-and nine-month periods ended September 30, 2014, respectively, from 61.3% and 56.0%, respectively, for the comparable periods in 2013. We added a net 26 stores in Mexico during the 12 months ended September 30, 2014, and this expansion dilutes operating profit

RENT-A-CENTER, INC. AND SUBSIDIARIES

due to additional operating expenses, primarily payroll-related. As the older stores in Mexico become profitable, those profits have been offset by the losses experienced in the newly opened stores.
Franchising segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$8,385	$7,681	$704	9.2%	$24,973	$27,134	$(2,161)	(8.0)%
Gross profit	2,138	1,539	599	38.9%	5,989	5,062	927	18.3%
Operating profit	1,168	399	769	192.7%	2,191	1,644	547	33.3%
Revenues. Merchandise sales increased $0.1 million for the three months ended September 30, 2014, from the same period in 2013, due to the launch of smartphones in July 2014, partially offset by a smaller store base. Merchandise sales decreased $3.3 million for the nine months ended September 30, 2014, compared to 2013 due to the rebranding initiative, which decreased overall store count in this segment. Royalty income and fees increased in both periods due to increased royalty rates.
Gross Profit. Gross profit as a percentage of revenues increased to 25.5% and 24.0% for the three- and nine-month periods ended September 30, 2014, respectively, from 20.0% and 18.7% respectively, for the comparable periods in 2013, primarily due to an increase in royalty revenue due to the increased royalty fee percentage paid by Rent-A-Center franchisees.
Operating Profit. Operating profit as a percentage of total segment revenue increased to 13.9% and 8.8% for the three- and nine-month periods ended September 30, 2014, respectively, compared to 5.2% and 6.1%, respectively, for 2013, primarily due to the increase in gross profit discussed above.
Liquidity and Capital Resources
Overview. During the nine months ended September 30, 2014, we generated $63.3 million in operating cash flow. We refinanced our senior credit facility, used cash in the amount of $61.7 million for capital expenditures, used $36.5 million for payment of dividends and borrowed a net $58.9 million, ending the nine-month period with $62.0 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $109.6 million to $63.3 million for the nine months ended September 30, 2014, from $172.9 million in 2013. This was primarily attributable to a decrease in net earnings and the timing of cash flows related to income taxes.
Cash used in investing activities decreased approximately $17.8 million to $68.2 million for the nine months ended September 30, 2014, from $86.0 million in 2013, due primarily to a reduction in capital expenditures, partially offset by an increase in cash proceeds from the sale of assets.
Net cash provided by financing activities was $25.0 million for the nine months ended September 30, 2014, compared to $95.0 million used in financing activities in 2013, a change of $120.0 million. We made no repurchases of our common stock during the nine months ended September 30, 2014, compared to $217.4 million purchased in the comparable period of 2013, partially offset by a reduction in net cash inflows from proceeds and repayments of debt.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $398.8 million was available at October 20, 2014, at which date we had $69.7 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, repurchase additional shares of our common stock or make additional payments to service our existing debt. While our

RENT-A-CENTER, INC. AND SUBSIDIARIES

operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
A change in control would result in an event of default under our senior credit facilities which would allow our lenders to accelerate the indebtedness owed to them. In addition, if a change in control occurs, we may be required to offer to repurchase all of our outstanding senior unsecured notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities restrict our ability to repurchase the senior unsecured notes, including in the event of a change in control. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facilities and senior note obligations or that we would be able to obtain financing to do so on favorable terms, if at all.
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
Merchandise. A reconciliation of merchandise, which includes purchases, follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(In thousands)
Beginning merchandise value	$1,106,913	$1,071,680
Merchandise additions through acquisitions	760	2,187
Purchases	299,827	251,175
Depreciation of rental merchandise	(169,823)	(164,276)
Cost of goods sold	(53,703)	(48,327)
Skips and stolens	(33,875)	(27,413)
Other merchandise deletions (1)	(12,190)	(9,004)
Ending merchandise value	$1,137,909	$1,076,022

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(In thousands)
Beginning merchandise value	$1,129,106	$1,024,545
Merchandise additions through acquisitions	6,519	4,607
Purchases	841,704	828,136
Depreciation of rental merchandise	(509,596)	(487,412)
Cost of goods sold	(193,173)	(194,044)
Skips and stolens	(95,079)	(73,027)
Other merchandise deletions (1)	(41,572)	(26,783)
Ending merchandise value	$1,137,909	$1,076,022

(1)	Other merchandise deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $61.7 million and $73.8 million on capital expenditures during the nine-month periods ended September 30, 2014 and 2013, respectively, and expect to spend an aggregate of approximately $95.0 million in 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acquisitions and New Location Openings. During the first nine months of 2014, we acquired the assets of one of our suppliers of rental merchandise for approximately $5.5 million, and acquired locations and accounts for approximately $6.9 million in 14 different transactions.
The table below summarizes the location activity for the nine-month period ended September 30, 2014.

	Nine Months Ended September 30, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Locations at beginning of period	3,010	1,325	151	179	4,665
New location openings	10	140	30	23	203
Acquired locations remaining open	2	—	—	—	2
Closed locations
Merged with existing locations	163	105	5	—	273
Sold or closed with no surviving location	18	1	—	14	33
Locations at end of period	2,841	1,359	176	188	4,564
Acquired locations closed and accounts merged with existing locations	7	—	—	—	7
Total approximate purchase price of acquired stores (in thousands)	$6,913	$—	$—	$—	$6,913
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
The table below shows the scheduled maturity dates of our Term Loans outstanding at September 30, 2014:

Year Ending December 31,	(In thousands)
2014	$563
2015	2,250
2016	2,250
2017	2,250
2018	2,250
Thereafter	214,312
$223,875
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $111.2 million had been so utilized as of October 20, 2014, at which date $185.0 million was outstanding and $378.8 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
Borrowings under our Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the ABR rate plus 0.50% to 1.75%, at our election. The margins on the Eurodollar rate and on the ABR rate for borrowings under the Revolving Facility, which were 2.50% and 1.50%, respectively, at October 20, 2014, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The weighted average margin for the nine months ended September 30, 2014, was 2.61%. Interest periods range from seven days (for borrowings under the revolving credit facility only) to one, two, three or six months, at our election. The weighted average Eurodollar rate on our outstanding debt was 0.47% at October 20, 2014. The margins on the Eurodollar rate and on the ABR rate for Term Loans, which are 3.00% and 2.00%, respectively, may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for existing Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated leverage ratio. The commitment fee at September 30, 2014, is equal to 0.50% of the unused portion of the Revolving Facility. We have not entered into any interest rate protection agreements with respect to Term Loans under our Credit Agreement.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $84.1 million is available);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of September 30, 2014:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	3.43:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.40:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.78:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 20, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2014 ($938.2 million) by consolidated EBITDA for the 12-month period ending September 30, 2014 ($273.2 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at September 30, 2014 ($381.9 million) by consolidated EBITDA for the 12-month period ending September 30, 2014 ($273.2 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing consolidated EBITDA for the 12-month period ending September 30, 2014, and to the extent reducing consolidated net earnings for such period, consolidated lease expense ($519.0 million), by consolidated fixed charges for the 12-month period ending September 30, 2014 ($290.9 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
Events of default under the Credit Agreement include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the Credit Agreement would occur if a change of control occurs. This is defined to include situations where a third party becomes the beneficial owner of 35% or more of our voting stock or certain

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $6.3 million and $18.3 million at September 30, 2014, and December 31, 2013, respectively.
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
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $84.1 million is available); and

•	engage in a merger or sell substantially all of our assets.
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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $15.8 million was outstanding as of September 30, 2014.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2014:

	Payments Due by Period
Contractual Cash Obligations	Total	2014	2015-2016	2017-2018	Thereafter
	(In thousands)
Senior Debt (including current portion)(1)	$425,135	$563	$10,760	$4,500	$409,312
6.625% Senior Notes(2)	429,188	9,938	39,750	39,750	339,750
4.75% Senior Notes(3)	333,126	5,938	23,750	23,750	279,688
Operating Leases	534,629	47,986	316,070	149,663	20,910
Total(4)	$1,722,078	$64,425	$390,330	$217,663	$1,049,660

(1)
Amount referenced does not include interest payments. Our senior credit facilities bear interest at varying rates equal to the Eurodollar rate plus 1.50% to 3.00% or the ABR rate plus 0.50% to 2.00% at our election. The weighted average Eurodollar rate on our outstanding debt at September 30, 2014, was 0.46%.

(2)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(4)
As of September 30, 2014, we have $12.5 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Repurchases of Outstanding Securities. Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of September 30, 2014, and December 31, 2013, under this common stock repurchase program. No shares were repurchased during the first three quarters of 2014.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2014, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $223.9 million outstanding in term loans, $195.0 million outstanding on our revolving credit facility and $6.3 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at September 30, 2014, was $284.0 million. The fair value of the 4.75% senior notes, based on the closing price at September 30, 2014, was $206.1 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2014, we have not entered into any interest rate swap agreements. The credit markets have experienced adverse conditions, including wide fluctuations in rates. Such volatility in the credit markets could increase the costs associated with our existing long-term debt. Based on our overall interest rate exposure at September 30, 2014, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $2.9 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2014, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. We are in the process of implementing a new store management information technology system. As a part of this effort, during the third quarter of 2014, we began implementing internally-developed computer software for our Enterprise corporate management system. The Enterprise system manages integrations with all corporate back-office systems such as our financial reporting and inventory management systems as well as collects and consolidates critical business data from all store operations. We expect to complete the implementation of the Enterprise system in the fourth quarter of 2014.
The implementation of the Enterprise system will result in changes to our business processes and related internal controls over financial reporting. Management is taking the necessary steps to update the design and documentation of internal control processes and procedures relating to the system update to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the implementation period to ensure adequate internal control over financial reporting.
Other than as described above, for the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rent-A-Center, Inc.

By /s/  Guy J. Constant
Guy J. Constant
Executive Vice President - Finance,
Chief Financial Officer and Treasurer

Date: October 24, 2014

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

10.33
Third Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of May 1, 2014 (Incorporated herein by reference to Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.34*	Waiver and Fourth Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of September 1, 2014

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

18.1*	Preferability letter regarding change in accounting principle

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

INDEX TO EXHIBITS

Exhibit No.                    Description

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† Management contract or compensatory plan or arrangement.
* Filed herewith.