Form 10-K
period 2014-12-31
RENT A CENTER INC DE
filed 2015-03-02
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Aggregate market value of the 51,477,316 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2014	$1,476,369,423
Number of shares of Common Stock outstanding as of the close of business on February 23, 2015:	53,025,180

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

.

i

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial performance of our Core U.S. and Mexico segments;

•
our ability to develop and successfully execute the competencies and capabilities that are the focus of our strategic initiatives, including those initiatives that are part of our multi-year program designed to transform and modernize our operations;

•	our ability to successfully implement our new store information management system;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or e-commerce capabilities;

•	our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;

•	our ability to execute and the effectiveness of a store consolidation;

•	rapid inflation or deflation in prices of our products;

•	our available cash flow;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to enhance the performance of acquired stores;

•	our ability to retain the revenue associated with acquired customer accounts;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

•	our ability to protect the integrity and security of individually identifiable data of our customers and employees;

•	the impact of any breaches in data security or other disturbances to our information technology and other networks;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and future dividends, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our reports to the Securities and Exchange Commission.

PART I
Item 1. Business.

History of Rent-A-Center
Unless the context indicates otherwise, references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center, Inc., the parent, and any or all of its direct and indirect subsidiaries. For any references in this document to Note A through Note U, refer to the Notes to Consolidated Financial Statements in Item 8.
We are one of the largest rent-to-own operators in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers (including tablets and smartphones), furniture and accessories, under flexible rental purchase agreements with no long-term obligation. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the symbol "RCII."
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
Brand name merchandise. We offer well-known brands such as LG, Samsung, Sony, Toshiba and Vizio home electronics; Whirlpool appliances; Acer, Apple, Asus, Dell, Hewlett-Packard, Samsung, Sony and Toshiba computers and/or tablets; Samsung and HTC smartphones; and Albany, Ashley, England, Klaussner, Lane, Standard and Welton furniture.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash, credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 83% and 92% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our Mexico segment, respectively. Payments are made in advance on a monthly basis in our Acceptance Now segment.
No negative consequences. A customer may terminate a rental purchase agreement at any time without penalty.
No credit needed. Generally, we do not conduct a formal credit investigation of our customers. We verify a customer’s residence and sources of income. References provided by the customer are also contacted to verify certain information contained in the rental purchase order form.
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

Our Growth Strategy
We are in the midst of a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow our Acceptance Now segment. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. stores, formulating a customer-focused, value-based pricing strategy, developing a new sourcing and distribution model and implementing new technology into our Acceptance Now locations.
Flexible Labor Model
Historically, we have utilized a fixed labor model in our Core U.S. rent-to-own stores, generally using five employees who perform all tasks including sales, customer verification, collections, merchandise receiving and delivery and setup. This fixed labor model includes regularly scheduled overtime, and does not allow us to scale our costs to match the revenue cycles. We are implementing a flexible labor model utilizing part-time employees so that we can provide better customer service during peak operating hours and gain cost savings during off-peak hours, and expect to deploy this model throughout 2015 and 2016. Our business has some seasonality discussed further below, and the flexible labor model is expected to have a positive impact on Core U.S. operating profit.
Pricing and Promotions
We need to price our products to remain competitive in the market, maintain a customer-centric focus and drive traffic. We tested new pricing strategies in 2014 that we are implementing in our Core U.S. stores in 2015 to meet these challenges. We are focusing on areas of immediate impact, while building a foundation for improvement, and will incorporate more structured and data-driven decision making to improve our Core U.S. marketing promotions, sales events and brand alignment.
Sourcing and Distribution
Since the Company's inception, the stores in our Core U.S. segment have relied on rental merchandise shipped from the manufacturer or distributor directly to the store and have not utilized centralized warehousing and distribution. This operating model allowed us to expand our store base rapidly with lower costs to enter new markets, but also limited our product options, reduced our ability to leverage our expenses, created longer lead times and embedded additional costs. Now that the store base has matured and we have achieved substantial market penetration, we are creating new direct supplier partnerships, implementing a new system to manage distribution operations, implementing a network of distribution centers through a third-party logistics partnership and automating replenishment processes from distribution centers to stores, all of which will be operational in the second half of 2015. The use of distribution centers will allow us to take greater advantage of discounted bulk purchasing and will expand the number of potential manufacturers and suppliers, which will allow us to offer our customers a wider selection of products while generating greater margins, better flexibility and improved store service levels.
Virtual Acceptance Now
In 2014, we developed a virtual solution that decreased the time to process rental purchase agreements, streamlined the sales process and enhanced the customer's experience. This virtual solution was implemented in 650 of our manned Acceptance Now locations in 2014. This platform will also be used in unmanned locations, or virtual kiosks, where the retailer does not have enough credit-constrained customers to justify creating a manned location. We expect to roll out the virtual kiosk in the second half of 2015, with a plan for 1,250 unmanned locations.
Technology Investments
Included in our multi-year transformation program are significant investments in new technologies that will enable the strategic programs described above, as well as other initiatives. We are developing and implementing applications and systems to support our new distribution network, such as a warehouse management system and enhancements to our automated replenishment system. As described above, we have developed a virtual solution for the Acceptance Now transaction. We are also in the process of implementing our new store information management system and processes that extend and improve capabilities for store sales and operations. In the fourth quarter of 2014, we implemented our Enterprise corporate management system which integrates key corporate back-office systems, such as our financial reporting and inventory management systems, as well as collects and consolidates critical business data from all store operations.

Our Operating Segments
We report four operating segments: Core U.S., Acceptance Now, Mexico, and Franchising. We began reporting our Canadian stores in the Core U.S. segment effective January 1, 2014, and now we only report Mexico operations in the segment formerly reported as International. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note S in the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Core U.S.
Our Core U.S. segment is our largest operating segment, comprising approximately 76% of our consolidated net revenues and approximately 74% of our segment operating profit for the year ended December 31, 2014. Approximately 77% of our business in this segment is from repeat customers.
During the second half of 2014, we began to offer smartphones for rent in our Core U.S. stores, along with no-contract service plans. Our smartphone offerings do not require the purchase of the service plans we offer, and the service plans can be purchased for phones that are already owned by the customer.
At December 31, 2014, we operated 2,824 company-owned stores in the United States, Canada and Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Acceptance Now
Through our Acceptance Now segment, we generally provide an on-site rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store Acceptance Now representative who explains an alternative transaction for acquiring the use and ownership of the merchandise. Because we neither require nor perform a formal credit investigation for the approval of the rental purchase transaction, applicants who meet the basic criteria are generally approved. We believe our Acceptance Now program is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the inventory item directly from them and future rental payments are generally made at the retailer’s location. We believe consumers also benefit from our Acceptance Now program because they are able to obtain the products they want and need without the necessity of credit.
Each Acceptance Now kiosk location typically consists of an area with a computer, desk and chairs. We occupy the space without charge by agreement with each retailer. Accordingly, capital expenditures with respect to a new Acceptance Now location are minimal, and any exit costs associated with the closure of an Acceptance Now location would also be immaterial on an individual basis. Our operating model is highly agile and dynamic because we can open and close locations quickly and efficiently.
Total financing requirements of a typical new Acceptance Now kiosk location approximate $350,000, with roughly 80% of that amount relating to the purchase of rental merchandise. A newly opened Acceptance Now location is typically profitable on a monthly basis within one year of its initial opening, and achieves cumulative break-even profitability in the second year after its initial opening.
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
We intend to grow the Acceptance Now segment by increasing the number of our retail partners and the number of locations with our existing retail partners. In addition, our strategy includes enhancing our Acceptance Now offering by launching a virtual capability as discussed above in the section "Our Growth Strategy." As of December 31, 2014, we operated 1,406 kiosk locations inside furniture and electronics retailers located in 40 states and Puerto Rico.
Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. At December 31, 2014, we operated 177 stores after adding 26 rent-to-own store locations in 2014. We have stopped opening new stores and are pursuing several operational initiatives designed to improve the financial performance of our operations. We are optimistic that these initiatives will be successful; however, if we are unable to achieve an acceptable level of profitability in Mexico, we will consider all available alternatives for our operations in Mexico.
We are subject to the risks of doing business internationally as described under "Risk Factors."
Franchising
The stores in our Franchising segment use Rent-A-Center's, ColorTyme's or RimTyme's trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising's primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-to-own transaction.
At December 31, 2014, this segment franchised 187 stores in 30 states operating under the Rent-A-Center (106 stores), ColorTyme (50 stores) and RimTyme (31 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $35,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31:

	2014	2013	2012
Core U.S.	2,824	3,010	3,008
Acceptance Now	1,406	1,325	966
Mexico	177	151	90
Franchising	187	179	224
Total locations	4,594	4,665	4,288

The following discussion applies generally to all of our operating segments, unless otherwise noted.
Rent-A-Center Operations
Store Expenses
Our expenses primarily relate to merchandise costs and the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, advertising expenses, lost, damaged, or stolen merchandise, fixed asset depreciation, and other expenses.
As a result of the investment in new stores and kiosk locations and their growth curves, our quarterly earnings are impacted by how many new locations we opened during a particular quarter and the quarters preceding it.
Product Selection
Our Core U.S. and Mexico stores generally offer merchandise from four basic product categories: consumer electronics, appliances, computers (including tablets and smartphones), furniture and accessories. Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize high-end products from name-brand manufacturers. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at a similar weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.
Consumer electronic products offered by our stores include high definition televisions, home theater systems, video game consoles and stereos. Appliances include refrigerators, freezers, washing machines, dryers, and ranges. We offer desktop, laptop, tablet computers and smartphones. Our furniture products include dining room, living room and bedroom furniture featuring a number of styles, materials and colors. Accessories include lamps and tables and are typically rented as part of a package of items, such as a complete room of furniture. Showroom displays enable customers to visualize how the product will look in their homes and provide a showcase for accessories.

The merchandise assortment may vary in our Mexico stores according to market characteristics and consumer demand unique to the particular country in which we are operating. For example, in Mexico, the appliances we offer are sourced locally, providing our customers in Mexico the look and feel to which they are accustomed in that product category.
Acceptance Now locations offer the merchandise as available at the applicable third-party retailer, primarily furniture and accessories, consumer electronics and appliances.
For the year ended December 31, 2014, furniture and accessories accounted for approximately 39% of our consolidated store rental revenue, consumer electronic products for 27%, appliances for 18% and computers (including tablets and smartphones) for 16%.
Product Turnover
On average, in the Core U.S. segment, a rental term of 15 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to three customers before a customer acquires ownership. Merchandise returned in the Acceptance Now segment is moved to a Core U.S. store where it is offered for rent. Ownership is attained in approximately 25% of first-time rental purchase agreements in the Core U.S. segment. The average total life for each product in our Core U.S. segment is approximately 17 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by product turnover and the key features of rental purchase transactions, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
Collections
Store managers use our management information system to track collections on a daily basis. If a customer fails to make a rental payment when due, store personnel will attempt to contact the customer to obtain payment and reinstate the agreement, or will terminate the account and arrange to regain possession of the merchandise. We attempt to recover the rental items as soon as possible following termination or default of a rental purchase agreement, generally by the seventh day. Collection efforts are enhanced by the personal and job-related references required of customers, the personal nature of the relationships between our employees and customers, and the availability of lifetime reinstatement. Currently, we track past due amounts using a guideline of seven days in our Core U.S. segment and 30 days in the Acceptance Now segment. These metrics align with the majority of the rental purchase agreements in each segment, since payments are generally made weekly in the Core U.S. segment and monthly in the Acceptance Now segment.
If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Core U.S. and Mexico segments, and on or before the 150th day in the Acceptance Now segment.

Management
Our executive management team has extensive rent-to-own or similar retail experience and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. In addition, our regional and district managers have long tenures with us, and we have a history of promoting management personnel from within. We believe this extensive industry and company experience will allow us to effectively execute our growth strategies.

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
In our Core U.S. and Mexico segments, we purchase our rental merchandise from a variety of manufacturers and distributors. In 2014, approximately 14% of our merchandise purchases were attributable to Vertex Wireless, LLC, due to the initial rollout of smartphones. No other brand accounted for more than 10% of merchandise purchased during this period. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
In our Acceptance Now segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a rental purchase agreement with us.
With respect to our Franchising segment, the franchise agreement requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that Franchising has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by Franchising policy manuals. Franchising negotiates purchase arrangements with various suppliers it has approved. Franchising’s largest suppliers are Ashley Furniture Industries and Whirlpool Corporation, which accounted for approximately 16% and 14% of merchandise purchased by Franchising in 2014, respectively.

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

Industry & Competition
According to the Association of Progressive Rental Organizations (“APRO”), the $8.5 billion rent-to-own industry in the United States, Mexico and Canada consists of approximately 10,100 stores and serves approximately 4.8 million customers. We estimate that the two largest rent-to-own industry participants account for approximately 6,800 of the total number of stores, and the majority of the remainder of the industry consists of operations with fewer than 50 stores. The rent-to-own industry is highly fragmented and has experienced significant consolidation. We believe this consolidation trend in the industry will continue, presenting opportunities for us to continue to acquire additional stores or customer accounts on favorable terms.
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
The rent-to-own industry is experiencing rapid change with the emergence of virtual and kiosk-based operations, such as our Acceptance Now business. In addition, an increasing number of traditional retailers are offering the rent-to-own transaction or other programs designed to attract the traditional rent-to-own customer. These new industry participants are disrupting traditional rent-to-own stores by attracting customers and making the rent-to-own transaction more acceptable to potential customers. In addition, banks and consumer finance companies are developing products and services designed to compete for the traditional rent-to-own customer.
These factors are increasingly contributing to an already highly competitive environment. Our stores and kiosks compete with other national, regional and local rent-to-own businesses, including on-line only competitors, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores, online competitors, and non-traditional lenders. Competition is based primarily on convenience, store location, product selection and availability, customer service, rental rates and terms.

Seasonality
Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily due to federal income tax refunds. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, also due to federal income tax refunds. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.
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
Franchising licenses the use of the Rent-A-Center and ColorTyme trademarks and service marks to its franchisees under the franchise agreement. Franchising owns various trademarks and service marks, including ColorTyme® and RimTyme®, that are used in connection with its operations and have been registered with the United States Patent and Trademark office. The duration of these marks is unlimited, subject to periodic renewal and continued use.
Employees
As of February 23, 2015, we had approximately 22,200 full-time employees.
Government Regulation
Core U.S. & Acceptance Now
State Regulation.    Currently, 46 states, the District of Columbia and Puerto Rico have rental purchase statutes that recognize and regulate rental purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Ten states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product. Five states limit the cash price of merchandise to amounts ranging from 1.56 to 2.5 times our cost for each item.
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate 17 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 109 rent-to-own stores and 67 Acceptance Now locations in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 28 Get It Now stores in Wisconsin and 48 Rent-A-Center stores in New Jersey.
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
Mexico and Canada
No comprehensive legislation regulating the rent-to-own transaction has been enacted in Mexico or Canada. We use substantially the same rental purchase transaction in those countries as in the U.S. stores, but with such additional provisions as we believe may be necessary to comply with such country’s specific laws and customs.

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
Our Core U.S. store base is mature. As a result, our same store sales have increased more slowly than in historical periods, or in some cases, decreased. Accordingly, we are focused on acquiring new customers through sources other than our existing U.S. rent-to-own stores, as well as seeking additional distribution channels for our products and services. Our primary growth strategy is our Acceptance Now segment. Effectively managing growth can be challenging, particularly as we continue to expand into channels outside our traditional rent-to-own store model. This growth places significant demands on management and operational systems. If we are unable to successfully execute these growth strategies, our revenue and earnings may grow more slowly or even decrease.
Our plans depend significantly on initiatives designed to transform and modernize the efficiency and effectiveness of our operations.
We are in the midst of a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow our Acceptance Now segment. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model for our Core U.S. stores, formulating a customer-focused value-based pricing strategy, developing a new sourcing and distribution model and implementing new technology into our Acceptance Now locations. Higher costs or failure to achieve targeted results associated with the implementation of such new programs or initiatives could adversely affect our results of operations or negatively impact our ability to successfully execute our growth strategies.
We are highly dependent on the financial performance of our Core U.S. operating segment.
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 76% of our consolidated net revenues and a substantial portion of our net earnings for the year ended December 31, 2014. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
Failure to effectively manage our costs could have a material adverse effect on our profitability.
Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income in the Core U.S. segment. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer stolen merchandise, other store expenses or indirect spending could materially adversely affect our profitability.
Our Acceptance Now segment depends on the success of our third-party retail partners and our continued relationship with them.
Our Acceptance Now segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retailer's election. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our Acceptance Now segment to lose customers, substantially decreasing the revenues and earnings of our Acceptance Now segment. This could adversely affect our financial results and slow our overall growth. In 2014, approximately 18% of the total revenue of the Acceptance Now segment originated at our Acceptance Now kiosks located in stores operated by a nationwide furniture retailer and 90 of its licensees, collectively. An additional approximately 35% of the total revenues in the Acceptance Now segment in 2014 was generated by our Acceptance Now kiosks located in stores operated by three of our other third-party retail partners. We may be unable to continue growing the Acceptance Now segment if we are unable to find third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.

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
Covenants under our senior credit facilities and the indenture governing our outstanding senior unsecured notes restrict our ability to pay dividends and engage in various operational matters. In addition, covenants under our senior credit facilities require us to maintain specified financial ratios. Our ability to meet these financial ratios may be affected by events beyond our control. These restrictions could limit our ability to obtain future financing, make needed capital expenditures or other investments, repurchase our outstanding debt or equity, pay dividends, withstand a future downturn in our business or in the economy, dispose of operations, engage in mergers, acquire additional stores or otherwise conduct necessary corporate activities. Various transactions that we may view as important opportunities, are also subject to the consent of lenders under the senior credit facilities, which may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.
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
We opened our first store in Mexico in October 2010, and operated 177 stores in Mexico as of December 31, 2014. Changes in the business, regulatory or political climate in Mexico could adversely affect our operations there. Mexico is also subject to certain potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand. In addition, our assets, investments in, earnings from and dividends from our Mexican subsidiaries must be translated to U.S. dollars from the Mexican peso. Accordingly, we are exposed to risks associated with fluctuations of the exchange rate for the Mexican peso which may have an impact on our future costs or on future cash flows from our Mexico operations, and could adversely affect our financial performance.
Failure to improve our financial performance in Mexico could result in our taking actions that may change or impact our projected results in the future.
We are pursuing several operational initiatives designed to improve the financial performance of our operations in Mexico. If we are unable to achieve an acceptable level of profitability in Mexico, we will consider all available alternatives for our operations in Mexico, some of which may change or impact our projected results in the future.
Our transactions are regulated by and subject to the requirements of various federal and state laws and regulations, which may require significant compliance costs and expose us to litigation. Any negative change in these laws or the passage of unfavorable new laws could require us to alter our business practices in a manner that may be materially adverse to us.
Currently, 46 states, the District of Columbia and Puerto Rico have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. One additional state has a retail installment sales statute that excludes leases, including rent-to-own transactions, from its coverage if the lease provides for more than a nominal purchase price at the end of the rental period. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of ten states limit the total amount that may be charged over the life of a rental purchase agreement and the laws of five states limit the cash prices for which we may offer merchandise.
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
Our operations in the U.S. and abroad are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Our employees, contractors or agents may violate the policies and procedures we have implemented to ensure compliance with these laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation.

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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2014, $478.3 million was outstanding under our senior credit facilities.
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
In addition, the stock market as a whole historically has experienced price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to these companies' operating performance.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes average approximately 4,700 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our Acceptance Now kiosks occupy space without charge in the retailer's location with no lease commitment.
We believe suitable store space generally is available for lease and we would be able to relocate any of our stores or support facilities without significant difficulty should we be unable to renew a particular lease. We also expect additional space is readily available at competitive rates to open new stores or support facilities, as necessary.
We own the land and building in Plano, Texas, in which our corporate headquarters is located. The land and improvements are pledged as collateral under our senior credit facilities.

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
We are subject to unclaimed property audits by states in the ordinary course of business. A comprehensive multi-state unclaimed property audit is currently in progress. The property subject to review in this audit process includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. Management believes it is too early to determine the ultimate outcome of this audit, as our remediation efforts are still in process.

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

2014	High	Low	Cash Dividends Declared
Fourth Quarter	$37.49	$28.00	$0.24
Third Quarter	$31.20	$23.42	$0.23
Second Quarter	$30.49	$25.67	$0.23
First Quarter	$33.77	$23.65	$0.23

2013	High	Low	Cash Dividends Declared
Fourth Quarter	$39.00	$32.83	$0.23
Third Quarter	$40.80	$36.44	$0.21
Second Quarter	$39.61	$33.20	$0.21
First Quarter	$38.23	$32.93	$0.21
As of February 23, 2015, there were approximately 41 record holders of our common stock.
Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. Cash dividend payments are subject to certain restrictions in our debt agreements. Please see Note I and Note J to the consolidated financial statements for further discussion of such restrictions.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of December 31, 2014, we had purchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million under this common stock repurchase program. No shares were repurchased during 2014.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because the Compensation Committee of our Board of Directors recently chose this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. For the year ended December 31, 2013, we used a peer group index selected by us, which included companies offering similar products and services as ours, such as rent-to-own and general merchandise retailers that market to our targeted customer demographic. The peer group index consisted of Aaron’s, Inc., Big Lots, Inc., Conn's, Inc., Dollar General Corp., Dollar Tree Stores, Inc., Family Dollar Stores, Inc., Fred's, Inc., hhgregg, Inc. and O'Reilly Automotive, Inc. The graph assumes $100 was invested on December 31, 2009, and dividends, if any, were reinvested for all years ending December 31.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rent-A-Center, Inc., the NASDAQ Composite Index,
S&P 1500 Specialty Retail Index, and a Peer Group
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Rent-A-Center, Inc.
NASDAQ Composite
S&P 1500 Specialty Retail
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2014, have been derived from our audited consolidated financial statements. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2014		2013		2012		2011		2010
	(In thousands, except per share data)
Consolidated Statements of Earnings
Revenues
Store
Rentals and fees	$2,745,828		$2,695,895	(4)	$2,653,925	(4)	$2,494,483	(4)	$2,339,997	(4)
Merchandise sales	290,048		278,753		300,077		259,796		220,329
Installment sales	75,889		71,475	(4)	67,071	(4)	67,123	(4)	62,601	(4)
Other	19,949		18,133		16,391		17,925		76,542
Franchise
Merchandise sales	19,236		24,556	(4)	32,893	(4)	29,792	(4)	28,432	(4)
Royalty income and fees	6,846		5,206		5,314		5,011		4,857
	3,157,796		3,094,018		3,075,671		2,874,130		2,732,758
Cost of revenues
Store
Cost of rentals and fees	704,595		676,674	(4)	642,387	(4)	572,874	(4)	525,641	(4)
Cost of merchandise sold	231,520		216,206		241,219		201,854		164,133
Cost of installment sales	26,084		24,541	(4)	23,287	(4)	23,340	(4)	22,071	(4)
Vendor settlement credit	(6,836)	(1)					—		—
Franchise cost of merchandise sold	18,070		23,104	(4)	31,314	(4)	28,307	(4)	27,099	(4)
	973,433		940,525		938,207		826,375		738,944
Gross profit	2,184,363		2,153,493		2,137,464		2,047,755		1,993,814
Operating expenses
Store expenses
Labor	888,929		881,671	(4)	840,377	(4)	791,630	(4)	757,339	(4)
Other store expenses	839,801		789,212	(4)	764,770	(4)	744,767	(4)	728,553	(4)
General and administrative expenses	162,316		147,621		140,039		131,909		120,662
Depreciation, amortization and write-down of intangibles	87,399		87,980		79,249		69,889		66,665
Other charges	12,456	(2)	—		—		24,063	(5)	18,939	(6)
	1,990,901		1,906,484		1,824,435		1,762,258		1,692,158
Operating profit	193,462		247,009		313,029		285,497		301,656
Finance charges from refinancing	4,213	(3)	—		—		—		3,100	(7)
Interest expense, net	46,896		38,813		31,223		36,607		25,912
Earnings before income taxes	142,353		208,196		281,806		248,890		272,644
Income tax expense	45,931		79,439	(4)	101,788	(4)	89,169	(4)	102,323	(4)
NET EARNINGS	$96,422		$128,757		$180,018		$159,721		$170,321
Basic earnings per common share	$1.82		$2.35		$3.06		$2.61		$2.62
Diluted earnings per common share	$1.81		$2.33		$3.03		$2.58		$2.58
Cash dividends declared per common share	$0.93		$0.86		$0.69		$0.54		$0.18

Item 6. Selected Financial Data — Continued.

	December 31,
	2014	2013		2012		2011		2010
	(Dollar amounts in thousands)
Consolidated Balance Sheet Data
Rental merchandise, net	$1,237,856	$1,124,198	(8)	$1,006,419	(8)	$942,526	(8)	$828,674	(8)
Intangible assets, net	1,377,992	1,373,518		1,352,888		1,350,855		1,326,091
Total assets	3,271,197	3,018,175	(8)	2,859,085	(8)	2,795,241	(8)	2,683,867	(8)
Total debt	1,042,813	916,275		687,500		740,675		701,114
Total liabilities	1,881,802	1,682,306	(8)	1,403,228	(8)	1,446,564	(8)	1,335,684	(8)
Stockholders' equity	1,389,395	1,335,869	(8)	1,455,857	(8)	1,348,677	(8)	1,348,183	(8)

Operating Data (Unaudited)
Core U.S. and Mexico stores open at end of period	3,001	3,161		3,098		3,074		3,008
Acceptance Now locations open at end of period	1,406	1,325		966		750		384
Same store revenue growth (decrease) (9)	1.2%	(2.0)%		1.4%		0.8%		(0.4)%
Franchise stores open at end of period	187	179		224		216		209
 ________

(1)	Includes a $6.8 million credit due to the settlement of a lawsuit against the manufacturers of LCD screen displays.

(2)	As discussed further in Note M, includes store closure charges of $5.1 million, corporate restructuring charges of $2.8 million and asset impairment charges of $4.6 million.

(3)	Includes the effects of a $4.2 million financing expense related to the payment of debt origination costs and the write-off of unamortized financing costs.

(4)	Includes revisions for immaterial errors identified that increased (decreased) the following items as discussed in Note B to the consolidated financial statements, in millions:

	December 31,
	2013	2012	2011	2010
Rentals and fees	$(2.5)	$(0.2)	$(2.4)	$4.5
Installment sales	(1.2)	(1.3)	(1.5)	(1.2)
Franchise merchandise sales	(6.4)	(5.5)	(4.2)	(2.1)
Cost of rentals and fees	(6.5)	(3.7)	2.4	6.4
Cost of installment sales	(1.2)	(1.3)	(1.5)	(1.2)
Franchise cost of merchandise sold	(6.4)	(5.5)	(4.2)	(2.1)
Store labor	1.2	2.2	1.1	0.5
Other store expenses	2.0	3.9	—	—
Income tax expense	0.3	(1.0)	(2.1)	(0.9)

(5)
Includes the effects of a $1.4 million restructuring charge in connection with the acquisition in November 2011 of 58 rent-to-own stores; a $7.6 million restructuring charge related to the closure of eight Home Choice stores in Illinois and 24 RAC Limited locations within third-party grocery stores, as well as the closure of 26 core rent-to-own stores following the sale of all customer accounts at these locations and a $4.9 million restructuring charge for lease terminations related to The Rental Store acquisition; includes the effects of a $7.3 million impairment charge related to the discontinuation of the financial services business; includes the effects of a $2.8 million litigation expense related to the settlement of various California claims, including wage and hour violations.

(6)	Includes the effects of an $18.9 million impairment charge related to the discontinuation of our financial services business.

(7)	Includes the effects of a $3.1 million financing expense related to the write-off of unamortized financing costs.

(8)	Includes revisions for immaterial errors identified that increased (decreased) the following items as discussed in Note B to the consolidated financial statements, in millions:

	December 31,
	2013	2012	2011	2010
Rental merchandise, net	$(0.9)	$(1.1)	$—	$—
Total assets	(0.4)	(0.7)	0.4	0.2
Total liabilities	7.3	7.5	6.9	3.0
Stockholders' equity	(7.7)	(8.2)	(6.5)	(2.8)

(9)
In 2010 through 2012, same store revenue growth or decrease for each period presented includes revenues only of stores open throughout the full period and the comparable prior period. Beginning in 2013, new or acquired stores were added to the same store revenue base in the 13th full month of operation.

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
The following results of operations narrative and table reflect the revisions to prior year balances due to immaterial error corrections discussed in Note B to the consolidated financial statements, as well as the realignment of our segments discussed in Note S, as Canada is now reported in the Core U.S. segment, the segment formerly reported as International has been revised to reflect the operations of Mexico only and we are no longer allocating corporate costs to the segments.
Overview
During 2014, we have continued efforts under our multi-year transformation program, testing a new labor model for our Core U.S. stores, formulating a customer-focused value-based pricing strategy, developing a new sourcing and distribution model and implementing new technology into our Acceptance Now locations.
We continue to grow the Acceptance Now segment, with revenue growth of approximately $155 million year over year. Same store sales increased over 25% in 2014, we added a net of 81 Acceptance Now locations and launched our virtual solution in 650 locations. Acceptance Now contributed over 20% of our consolidated revenues in 2014.
Revenues in our Core U.S. segment decreased approximately $113 million year over year. In addition to softer demand, during the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores, which improved profitability but reduced revenues. This revenue decrease was partially offset by the nationwide roll-out of smartphones in July 2014. Revenue from smartphones grew to approximately 7% of our Core U.S. revenues in the fourth quarter of 2014.
The investments we are making in our business have resulted in increases in other store expenses and general and administrative expenses. Interest expense has increased due to increased debt outstanding and increased interest rates. Our effective tax rate decreased in 2014 due primarily to wage credits and the research and development credit.

	Year Ended December 31,			2014-2013 Change		2013-2012 Change
(Dollar amounts in thousands)	2014	2013	2012	$	%	$	%
Revenues
Store
Rentals and fees	$2,745,828	$2,695,895	$2,653,925	$49,933	1.9%	$41,970	1.6%
Merchandise sales	290,048	278,753	300,077	11,295	4.1%	(21,324)	(7.1)%
Installment sales	75,889	71,475	67,071	4,414	6.2%	4,404	6.6%
Other	19,949	18,133	16,391	1,816	10.0%	1,742	10.6%
Total store revenues	3,131,714	3,064,256	3,037,464	67,458		26,792
Franchise
Merchandise sales	19,236	24,556	32,893	(5,320)	(21.7)%	(8,337)	(25.3)%
Royalty income and fees	6,846	5,206	5,314	1,640	31.5%	(108)	(2.0)%
Total revenues	3,157,796	3,094,018	3,075,671	63,778	2.1%	18,347	0.6%
Cost of revenues
Store
Cost of rentals and fees	704,595	676,674	642,387	27,921	4.1%	34,287	5.3%
Cost of merchandise sold	231,520	216,206	241,219	15,314	7.1%	(25,013)	(10.4)%
Cost of installment sales	26,084	24,541	23,287	1,543	6.3%	1,254	5.4%
Total cost of store revenues	962,199	917,421	906,893	44,778		10,528
Vendor settlement credit	(6,836)	—	—	(6,836)	—%	—	—%
Franchise cost of merchandise sold	18,070	23,104	31,314	(5,034)	(21.8)%	(8,210)	(26.2)%
Total cost of revenues	973,433	940,525	938,207	32,908	3.5%	2,318	0.2%
Gross profit	2,184,363	2,153,493	2,137,464	30,870	1.4%	16,029	0.7%
Operating expenses
Store expenses
Labor	888,929	881,671	840,377	7,258	0.8%	41,294	4.9%
Other store expenses	839,801	789,212	764,770	50,589	6.4%	24,442	3.2%
General and administrative	162,316	147,621	140,039	14,695	10.0%	7,582	5.4%
Depreciation, amortization and write-down of intangibles	87,399	87,980	79,249	(581)	(0.7)%	8,731	11.0%
Other charges	12,456	—	—	12,456	—%	—	—%
Total operating expenses	1,990,901	1,906,484	1,824,435	84,417	4.4%	82,049	4.5%
Operating profit	193,462	247,009	313,029	(53,547)	(21.7)%	(66,020)	(21.1)%
Finance charges from refinancing	4,213	—	—	4,213	—%	—	—%
Interest, net	46,896	38,813	31,223	8,083	20.8%	7,590	24.3%
Earnings before income taxes	142,353	208,196	281,806	(65,843)	(31.6)%	(73,610)	(26.1)%
Income tax expense	45,931	79,439	101,788	(33,508)	(42.2)%	(22,349)	(22.0)%
Net earnings	$96,422	$128,757	$180,018	$(32,335)	(25.1)%	$(51,261)	(28.5)%

Comparison of the Years Ended December 31, 2014 and 2013
Store Revenue. Total store revenue increased by $67.5 million, or 2.2%, to $3,131.7 million for the year ended December 31, 2014, from $3,064.3 million for 2013. This was primarily due to increases of approximately $155.4 million in the Acceptance Now segment and approximately $25.0 million in the Mexico segment, partially offset by a decrease of approximately $113.0 million in the Core U.S. segment.
Same store revenue represents revenue earned in 4,150 locations that were operated by us for 13 months or more. Same store revenues increased by $29.5 million, or 1.2%, to $2,580.0 million for the year ended December 31, 2014, as compared to $2,550.5 million in 2013. The increase in same store revenues was attributable to growth in the Acceptance Now and Mexico segments, partially offset by a decrease in the Core U.S. segment.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2014, increased by $27.9 million, or 4.1%, to $704.6 million, as compared to $676.7 million in 2013. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now and Mexico segments in 2014 as compared to 2013, partially offset by a decrease in rentals and fees revenue in the Core U.S. segment. The gross margin percent of rentals and fees decreased to 74.3% for the year ended December 31, 2014, as compared to 74.9% in 2013, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $15.3 million, or 7.1%, to $231.5 million for the year ended December 31, 2014, from $216.2 million in 2013. The gross margin percent of merchandise sales decreased to 20.4% for the year ended December 31, 2014, from 22.4% in 2013, driven primarily by a 90 day cash option in certain Acceptance Now locations that has lower margins than our rental purchase agreements.
Vendor Settlement Credit. During 2014, we recorded a $6.8 million credit as a result of a class-action settlement with the manufacturers of LCD screen displays.
Gross Profit. Gross profit increased by $30.9 million, or 1.4%, to $2,184.4 million for the year ended December 31, 2014, from $2,153.5 million in 2013, primarily due to increased store revenue in the Acceptance Now segment and the $6.8 million vendor settlement credit as discussed above. Gross profit as a percentage of total revenue decreased to 69.2% in 2014 compared to 69.6% in 2013. Without the $6.8 million vendor settlement credit discussed above, gross margin as a percentage of total revenue would have been 69.0% for the year ended December 31, 2014, a decrease of 0.6% from the prior year, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise, and a 90 day cash option in certain Acceptance Now locations that has lower margins than our rental purchase agreements.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor increased by $7.3 million, or 0.8%, to $888.9 million for the year ended December 31, 2014, as compared to $881.7 million in 2013. This increase was primarily attributable to the growth of our Acceptance Now segment, partially offset by a reduction in labor costs due to store closures in the Core U.S. segment and the reduction of labor hours at the store level. Store labor expenses expressed as a percentage of total store revenue decreased to 28.4% for the year ended December 31, 2014, from 28.8% in 2013, driven by better leverage on Acceptance Now sales, the benefit of store closures and the reduction of labor hours at the store level.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses increased by $50.6 million, or 6.4%, to $839.8 million for the year ended December 31, 2014, as compared to $789.2 million in 2013. This was primarily attributable to increased expenses associated with the growth of our Acceptance Now segment, an increase in charge-offs due to customer stolen merchandise, and increased professional fees due to the investments we are making under our multi-year transformation program. Other store expenses expressed as a percentage of total store revenue increased to 26.8% for the year ended December 31, 2014, from 25.8% in 2013.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $14.7 million, or 10.0%, to $162.3 million for the year ended December 31, 2014, as compared to $147.6 million in 2013. General and administrative expenses expressed as a percentage of total revenue increased to 5.1% for the year ended December 31, 2014, from 4.8% in 2013.
Other Charges. As discussed in Note M to the consolidated financial statements, we closed 150 stores in the Core U.S. segment, which resulted in a restructuring charge of $5.1 million during the year ended December 31, 2014. This charge included approximately $3.4 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $1.3 million in early lease termination costs and $0.4 million of other operating costs to decommission the stores. In addition, we eliminated certain departments and functions in our field support center during the year ended December 31, 2014, as a part of our multi-year transformation program. The changes resulted in restructuring charges of approximately $2.8 million for severance and other payroll-related costs.

During the third quarter of 2014, we recorded a $4.6 million impairment charge related to internally-developed computer software that was placed into service in the fourth quarter of 2014. We determined that certain components developed for our new store management information system would not be utilized.
Operating Profit. Operating profit decreased by $53.5 million, or 21.7%, to $193.5 million for the year ended December 31, 2014, as compared to $247.0 million in 2013. Operating profit as a percentage of total revenue decreased to 6.1% for the year ended December 31, 2014, from 8.0% for 2013, primarily due to the decrease in revenue and resulting decrease in gross profit in the Core U.S. segment, increased expenses associated with the growth of our Acceptance Now segment, an increase in charge-offs due to customer stolen merchandise and increased professional fees due to the investments we are making under our multi-year transformation program.
Finance Charges from Refinancing. As discussed in Note I, we refinanced our senior credit facility during March 2014, and recognized a $4.2 million charge to write off approximately $2.3 million of new origination fees and $1.9 million of unamortized financing costs from our previous credit agreement.
Net Interest. Net interest expense increased $8.1 million, or 20.8%, to $46.9 million for the year ended December 31, 2014 as compared to $38.8 million in 2013 due to increased interest on our senior credit facility due to the refinance discussed in Note I, and the full-year impact in 2014 of the issuance of $250 million of senior notes in May of 2013.
Income Tax Expense. Our effective income tax rate was 32.3% and 38.2% for 2014 and 2013, respectively. The 2014 rate for income taxes is lower than 2013 due primarily to a greater amount of wage credits recognized in 2014 than in 2013, as well as adjustments to deferred tax balances.
Net Earnings and Earnings per Share. Net earnings decreased by $32.3 million, or 25.1%, to $96.4 million for the year ended December 31, 2014 as compared to $128.8 million in 2013. This decrease was primarily attributable to a decline in operating profit in the Core U.S. segment and an increase in refinancing costs and interest expense, partially offset by increased operating profit in the Acceptance Now segment and a decrease in the effective income tax rate in 2014 as compared to 2013. Diluted earnings per share in 2014 were $1.81 compared to $2.33 in 2013, due to the decrease in net earnings discussed above.
Comparison of the Years Ended December 31, 2013 and 2012
Store Revenue. Total store revenue increased by $26.8 million, or 2.2%, to $3,064.3 million for the year ended December 31, 2013, from $3,037.5 million for 2012. This was primarily due to increases of approximately $156.3 million in the Acceptance Now segment and approximately $24.7 million in the Mexico segment, partially offset by a decrease of approximately $154.2 million in the Core U.S. segment.
Same store revenue represents revenue earned in 3,815 locations that were operated by us for 13 months or more. Same store revenues decreased by $55.1 million, or 2.0%, to $2,664.5 million for the year ended December 31, 2013, as compared to $2,719.6 million in 2012. The decrease in same store revenues was primarily attributable to a 6.3% decline in the Core U.S. segment, partially offset by growth in the Acceptance Now and Mexico segments.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2013, increased by $34.3 million, or 5.3%, to $676.7 million, as compared to $642.4 million in 2013. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now and Mexico segments in 2013 as compared to 2012, partially offset by a decrease in rentals and fees revenue in the Core U.S. segment. The gross margin percent of rentals and fees decreased to 74.9% for the year ended December 31, 2013, as compared to 75.8% in 2012, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise, and selective price or term decreases in the Core U.S. segment.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $25.0 million, or 10.4%, to $216.2 million for the year ended December 31, 2013, from $241.2 million in 2012. The gross margin percent of merchandise sales increased to 22.4% for the year ended December 31, 2013, from 19.6% in 2012. These changes were driven by changes in early purchase option pricing.
Gross Profit. Gross profit increased by $16.0 million, or 0.7%, to $2,153.5 million for the year ended December 31, 2013, from $2,137.5 million in 2012, primarily due to growth in the Acceptance Now and Mexico segments, partially offset by a decrease in the Core U.S. segment. Gross profit as a percentage of total revenue increased to 69.6% in 2013 compared to 69.5% in 2012.
Store Labor. Store labor increased by $41.3 million, or 4.9%, to $881.7 million for the year ended December 31, 2013, as compared to $840.4 million in 2012. This increase was primarily attributable to the growth of our Acceptance Now and Mexico segments, while store labor was mostly flat in the Core U.S. segment. Store labor expenses expressed as a percentage of total store revenue increased to 28.8% for the year ended December 31, 2013, from 27.7% in 2012, primarily due to the growth of our Acceptance Now and Mexico segments.
Other Store Expenses. Other store expenses increased by $24.4 million, or 3.2%, to $789.2 million for the year ended December 31, 2013, as compared to $764.8 million in 2012. This was primarily attributable to increased expenses associated with the growth of our Acceptance Now and Mexico segments. Other store expenses expressed as a percentage of total store revenue increased to 25.8% for the year ended December 31, 2013, from 25.2% in 2012.
General and Administrative Expenses. General and administrative expenses increased by $7.6 million, or 5.4%, to $147.6 million for the year ended December 31, 2013, as compared to $140.0 million in 2012. General and administrative expenses expressed as a percentage of total revenue increased to 4.8% for the year ended December 31, 2013, from 4.6% in 2012.
Operating Profit. Operating profit decreased by $66.0 million, or 21.1%, to $247.0 million for the year ended December 31, 2013, as compared to $313.0 million in 2012. Operating profit as a percentage of total revenue decreased to 8.0% for the year ended December 31, 2013, from 10.2% for 2012, primarily due to the decrease in revenue and resulting decrease in gross profit in the Core U.S. segment, partially offset by the increase in revenue and resulting increase in gross profit in our Acceptance Now segment.
Net Interest. Net interest expense increased $7.6 million, or 24.2%, to $38.8 million for the year ended December 31, 2013 as compared to $31.2 million in 2012 due primarily to the issuance of $250 million of senior notes in May of 2013.
Income Tax Expense. Our effective income tax rate was 38.2% and 36.1% for 2013 and 2012, respectively. The 2013 rate for income taxes was greater than that of 2012 due primarily to the non-deductible write-down of goodwill related to stores sold to franchisees.
Net Earnings and Earnings per Share. Net earnings decreased by $51.3 million, or 28.5%, to $128.8 million for the year ended December 31, 2013 as compared to $180.0 million in 2012. This decrease was primarily attributable to a decline in the Core U.S. segment operating profit, an increase in interest expense and an increase in the effective income tax rate in 2013 as compared to 2012, partially offset by growth in the Acceptance Now and Mexico segments. Diluted earnings per share in 2013 were $2.33 compared to $3.03 in 2012, due to the decrease in net income discussed above.

Segment Performance
Core U.S. segment.

	Year Ended December 31,			2014-2013 Change		2013-2012 Change
(Dollar amounts in thousands)	2014	2013	2012	$	%	$	%
Revenues	$2,414,659	$2,527,660	$2,681,844	$(113,001)	(4.5)%	$(154,184)	(5.7)%
Gross profit	1,753,269	1,822,243	1,919,230	(68,974)	(3.8)%	(96,987)	(5.1)%
Operating profit	264,967	311,301	415,744	(46,334)	(14.9)%	(104,443)	(25.1)%
Change in same store revenue					(4.0)%		(6.3)%
Stores in same store revenue calculation					2,838		2,862
Revenues. Rentals and fees revenue and merchandise sales decreased in 2014 compared to 2013. The portfolio of recurring revenue is down year over year due to softer demand and the closure of 150 stores in the second quarter of 2014, partially offset by the rollout of smartphones in the third quarter of 2014.
Gross Profit. Gross profit decreased in 2014 from 2013 primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total segment revenue increased to 72.6% in 2014 from 72.1% in 2013. Without the $6.8 million vendor settlement credit discussed above, gross profit as a percentage of total revenue would have been 72.3% in 2014.
Operating Profit. Operating profit as a percentage of total segment revenue decreased to 11.0% in 2014 from 12.3% for 2013. Operating profit in 2014 was impacted by decreased gross profit as discussed above, increased charge-offs due to customer stolen merchandise and store closure costs related to the closure of 150 stores in the second quarter, partially offset by decreases in store labor costs as a result of the store closures. Advertising expense as a percentage of Core U.S. store revenues for the years ended December 31, 2014 and 2013 was 3.9% and 3.7%, respectively. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 3.1% in 2014, as compared to 2.7% in 2013. Operating expenses expressed as a percentage of total segment revenue increased to 61.6% in 2014 from 59.8% in 2013 primarily due to the decrease in revenue.
Acceptance Now segment.

	Year Ended December 31,			2014-2013 Change		2013-2012 Change
(Dollar amounts in thousands)	2014	2013	2012	$	%	$	%
Revenues	$644,853	$489,425	$333,118	$155,428	31.8%	$156,307	46.9%
Gross profit	372,012	290,647	196,050	81,365	28.0%	94,597	48.3%
Operating profit	112,918	89,075	41,344	23,843	26.8%	47,731	115.4%
Change in same store revenue					25.5%		30.1%
Stores in same store revenue calculation					1,171		868
Revenues. The increase in revenues in 2014 was driven by the 25.5% growth in same store revenue and the net addition of 81 locations during the period. This segment contributed approximately 20.4% of consolidated revenues in 2014.
Gross profit. Gross profit as a percentage of revenues was 57.7% in 2014 as compared to 59.4% in 2013. This 170 basis point decline was primarily driven by lower margins from the 90 day cash option, which was expanded to approximately 60% of our locations. The higher cost of merchandise results in lower gross margins in this segment.
Operating profit. Operating profit as a percentage of total segment revenue decreased to 17.5% in 2014 from 18.2% for 2013. Operating profit was positively impacted by the growth in revenue and gross profit in this segment, partially offset by increases in charge-offs due to customer stolen merchandise and an increase in store labor expenses due to the growth in this segment. Charge-offs due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 7.8% in 2014 as compared to 5.9% in 2013.
Mexico segment.

	Year Ended December 31,			2014-2013 Change		2013-2012 Change
(Dollar amounts in thousands)	2014	2013	2012	$	%	$	%
Revenues	$72,202	$47,171	$22,502	$25,031	53.1%	$24,669	109.6%
Gross profit	51,070	33,945	15,291	17,125	50.4%	18,654	122.0%
Operating loss	(21,961)	(22,828)	(23,337)	867	(3.8)%	509	2.2%
Change in same store revenue					19.7%		47.1%
Stores in same store revenue calculation					141		85
Revenues. The increase in total revenues in 2014 was driven by the 19.7% growth in same store revenue and the net addition of 26 stores during 2014.
Gross Profit. Gross profit increased in 2014 primarily due to increased revenue as discussed above. Gross profit as a percentage of total revenues decreased to 70.7% in 2014 from 72.0% in 2013.
Operating Loss. Operating loss as a percentage of total segment revenue decreased to 30.4% in 2014 from 48.4% for 2013, improving as more stores mature.

Franchising segment.

	Year Ended December 31,			2014-2013 Change		2013-2012 Change
(Dollar amounts in thousands)	2014	2013	2012	$	%	$	%
Revenues	$26,082	$29,762	$38,207	$(3,680)	(12.4)%	$(8,445)	(22.1)%
Gross profit	8,012	6,658	6,893	1,354	20.3%	(235)	(3.4)%
Operating profit	3,295	1,853	2,326	1,442	77.8%	(473)	(20.3)%
Revenues. Revenues decreased primarily due to the 2013 rebranding initiative, which reduced overall store count in this segment during 2014 as compared to 2013.
Gross Profit. Gross profit as a percentage of revenues increased to 30.7% in 2014 from 22.4% in 2013, primarily due to increased royalty revenue, as the royalty rate is higher in the rebranded stores.
Operating Profit. Operating profit as a percentage of total segment revenue increased to 12.6% in 2014 from 6.2% for 2013 due to increased gross profit as discussed above, and because 2013 included certain costs related to the rebranding initiative.

Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated, adjusted to reflect the immaterial error corrections discussed in Note B to the consolidated financial statements:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2014
Revenues	$828,473	$768,426	$764,363	$796,534
Gross profit	562,550	537,024	539,758	545,031
Operating profit	59,458	40,390	45,920	47,694
Net earnings	27,266	17,681	25,925	25,550
Basic earnings per common share	$0.52	$0.33	$0.49	$0.48
Diluted earnings per common share	$0.51	$0.33	$0.49	$0.48
Cash dividends declared per common share	$0.23	$0.23	$0.23	$0.24

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013
Revenues	$815,661	$759,424	$752,758	$766,175
Gross profit	550,077	532,949	530,514	539,953
Operating profit	77,019	78,922	56,399	34,669
Net earnings	44,987	42,975	27,558	13,237
Basic earnings per common share	$0.78	$0.78	$0.52	$0.25
Diluted earnings per common share	$0.77	$0.78	$0.51	$0.25
Cash dividends declared per common share	$0.21	$0.21	$0.21	$0.23

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	67.9	69.9	70.6	68.4
Operating profit	7.2	5.3	6.0	6.0
Net earnings	3.3	2.3	3.4	3.2

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	67.4	70.2	70.5	70.5
Operating profit	9.4	10.4	7.5	4.5
Net earnings	5.5	5.7	3.7	1.7

Liquidity and Capital Resources
Overview.  We refinanced our senior credit facility in the first quarter of 2014, increasing our borrowing capacity by $150 million and extending our maturity dates. For the year ended December 31, 2014, we generated $19.1 million in operating cash flow. In addition to funding operating expenses, we used $83.8 million in cash for capital expenditures, $48.7 million to pay cash dividends and $27.4 million to acquire stores. We ended the year with $46.1 million in cash and cash equivalents.
Analysis of Cash Flow.  Net cash provided by operating activities decreased by $115.2 million to $19.1 million in 2014 from $134.3 million in 2013. This decrease was primarily attributable to the payment in 2014 of $146.3 million in estimated income tax payments, of which approximately $112 million are now refundable due to the passage in the fourth quarter of favorable federal tax laws, including the extension of bonus depreciation.
Net cash used in investing activities decreased by $33.0 million to $96.7 million in 2014 from $129.6 million in 2013. This decrease was primarily attributable to a decrease in both capital expenditures and acquisitions of businesses.
Net cash provided by financing activities was $82.9 million in 2014 compared to net cash used in financing activities of $23.1 million in 2013, a favorable change of $106.0 million. This was driven primarily by zero share repurchases in 2014, compared to $217.4 million in 2013, partially offset by a $102.2 million decrease in cash borrowings net of payments.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $430.6 million was available at February 23, 2015, at which date we had $97.5 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to reduce our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.

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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2013 permitted bonus first-year depreciation deductions ranging from 50-100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing and had a negative effect of $127 million on our 2014 cash flow. On December 18, 2014, President Obama signed into law the Tax Increase Prevention Act of 2014 ("TIPA"), which extended the bonus depreciation through December 2014. Most, if not all, of the estimated 2014 tax liability had been paid by December 15, 2014, so a refund of approximately $112 million was requested from the IRS and received in early 2015. We estimate that the remaining tax deferral associated with these acts approximates $170 million at December 31, 2014, of which approximately 75%, or $125 million will reverse in 2015, and the remainder will reverse between 2016 and 2017.
The TIPA also extended various credits expected to result in a benefit of $3.7 million, which was included in the refund discussed above.
Merchandise Inventory.  A reconciliation of merchandise inventory, which includes purchases, follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning merchandise value	$1,128,236	$1,010,160	$946,623
Inventory additions through acquisitions	9,731	11,843	4,380
Purchases	1,255,270	1,150,647	1,066,365
Depreciation of rental merchandise	(685,115)	(652,161)	(620,917)
Cost of goods sold	(257,604)	(240,747)	(264,506)
Customer stolen merchandise	(137,107)	(105,225)	(84,532)
Other inventory deletions(1)	(70,700)	(46,281)	(37,253)
Ending merchandise value	$1,242,711	$1,128,236	$1,010,160
 ________

(1)	Other inventory deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.
Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $83.8 million, $108.4 million and $102.5 million on capital expenditures in the years 2014, 2013 and 2012, respectively, and expect to spend between $70 million and $80 million in 2015.

Acquisitions and New Location Openings.  During 2014, we used approximately $27.4 million in cash acquiring locations and accounts in 25 separate transactions, and the acquisition of a distribution company.
The table below summarizes the location activity for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Locations at beginning of period	3,010	1,325	151	179	4,665
New location openings	10	209	31	30	280
Acquired locations remaining open	6	—	—	—	6
Closed locations
Merged with existing locations	163	127	5	—	295
Sold or closed with no surviving location	39	1	—	22	62
Locations at end of period	2,824	1,406	177	187	4,594
Acquired locations closed and accounts merged with existing locations	13	—	—	—	13
Total approximate purchase price (in millions)	$21.2	$—	$—	$—	$21.2

	Year Ended December 31, 2013
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Locations at beginning of period	3,008	966	90	224	4,288
New location openings	37	411	63	40	551
Acquired locations remaining open	47	—	—	—	47
Closed locations
Merged with existing locations	46	44	2	—	92
Sold or closed with no surviving location	36	8	—	85	129
Locations at end of period	3,010	1,325	151	179	4,665
Acquired locations closed and accounts merged with existing locations	38	—	—	—	38
Total approximate purchase price (in millions)	$41.2	$—	$—	$—	$41.2

	Year Ended December 31, 2012
	Core U.S.	Acceptance Now	Mexico	Franchising	Total
Locations at beginning of period	3,027	750	47	216	4,040
New location openings	35	325	45	18	423
Acquired locations remaining open	6	—	—	—	6
Closed locations
Merged with existing locations	40	95	1	—	136
Sold or closed with no surviving location	20	14	1	10	45
Locations at end of period	3,008	966	90	224	4,288
Acquired locations closed and accounts merged with existing locations	31	—	—	—	31
Total approximate purchase price (in millions)	$13.3	$—	$—	$—	$13.3
Senior Debt.  As discussed in Note I to the consolidated financial statements, we refinanced our prior credit agreement on March 19, 2014. The following discussion refers to the new credit agreement, its term loans and its revolving facility described therein. The new $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans, and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.4 million had been so utilized as of February 23, 2015, at which date $160.0 million was outstanding and $410.6 million was available. The Term Loans are scheduled to mature on March 19, 2021 and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.50% at February 23, 2015.
Senior Notes. See descriptions of the senior notes in Note J to the consolidated financial statements.
Store Leases.  We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc., is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $16.4 million was outstanding as of December 31, 2014.
Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2014:

	Payments Due by Period
Contractual Cash Obligations	Total		2015	2016-2017	2018-2019	Thereafter
	(In thousands)
Senior Term Debt	$223,313	(1)	$2,250	$4,500	$4,500	$212,063
Revolving Credit Facility	255,000	(2)	—	—	255,000	—
INTRUST Line of Credit	14,500		14,500	—	—	—
6.625% Senior Notes(3)	419,250		19,875	39,750	39,750	319,875
4.75% Senior Notes(4)	327,188		11,875	23,750	23,750	267,813
Operating Leases	528,542		182,590	250,652	91,405	3,895
Total(5)	$1,767,793		$231,090	$318,652	$414,405	$803,646
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at December 31, 2014 was 0.75%.

(2)
Amount referenced does not include interest payments. Our revolving credit facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.75% or the prime rate plus 0.50% to 1.75% at our election. The weighted average Eurodollar rate on our revolving credit facility at December 31, 2014 was 0.15%.

(3)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(5)
As of December 31, 2014, we have $13.4 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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

Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.
If we make changes to our reserves in accordance with the policies described below, our earnings would be impacted. Increases to our reserves would reduce earnings and, similarly, reductions to our reserves would increase our earnings. A pre-tax change of approximately $0.8 million in our estimates would result in a corresponding $0.01 change in our diluted earnings per common share.
Self-Insurance Liabilities. We have self-insured retentions with respect to losses under our workers' compensation, general liability and vehicle liability insurance programs. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions.
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
As of December 31, 2014, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $117.5 million, as compared to $116.6 million at December 31, 2013. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. During the three months ended September 30, 2014, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company applied the change in annual impairment testing date prospectively beginning October 1, 2014.
Our reporting units are generally our reportable operating segments identified in Note S to the consolidated financial statements. The fair value of a reporting unit is estimated using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, revenue growth rates, operating margins and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the estimated fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. At December 31, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $1,310.1 million and $54.4 million, respectively. The fair value of the Core U.S. segment exceeded its carrying value by over 6%. The fair value of the Acceptance Now segment exceeded its carrying value by over 10%. If we fail to achieve the expected growth rates, control costs or control operating margins, the carrying value of a reporting unit could decrease below its fair value, resulting in an impairment of goodwill that could have a material impact on our financial statements. During 2013 and 2012, we recorded goodwill impairment charges of $1.1 million and $1.0 million, respectively, in our Core U.S. segment as a result of the sustained underperformance of certain stores located in Canada. Based on the results of the annual assessment, we concluded that no further impairment of goodwill existed at December 31, 2014.
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
Franchise Revenue. Revenues from the sale of rental merchandise are recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement. Some franchisees purchase directly from a supplier but request reimbursement through ColorTyme Finance, Inc. and we recognize revenue for the commission we earn on these transactions.

Depreciation of Rental Merchandise. Depreciation of rental merchandise is included in the cost of rentals and fees on our statement of earnings. Generally, we depreciate our rental merchandise using the income forecasting method. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective January 1, 2013, we depreciate merchandise (including computers, tablets and smartphones) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Prior to January 1, 2013, merchandise held for rent (except for computers and tablets) that was at least 270 days old and held for rent for at least 180 consecutive days was depreciated using the straight-line method for a period generally not to exceed 20 months. Prior to January 1, 2013, the straight-line method was used for computers and tablets that were 24 months old or older and which have become idle over a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. This change has not had a significant impact on cost of revenues, gross profit, net earnings or earnings per share.
Stock-Based Compensation Expense. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that could include, but are not limited to, expected stock volatility over the term of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed as actual forfeitures occur. Stock options granted during the year ended December 31, 2014, were valued using a Black-Scholes pricing model with the following assumptions for employee options: an expected volatility of 25.29% to 41.41%, a risk-free interest rate of 0.51% to 2.37%, an expected dividend yield of 2.76% to 3.68%, and an expected life of 2.33 to 8.33 years. Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of December 31, 2014, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625% and $250.0 million in senior notes outstanding at a fixed rate of 4.75%. We also had $223.3 million outstanding in term loans, $255.0 million outstanding on our revolving credit facility and $14.5 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at December 31, 2014, was $284.3 million. The fair value of the 4.75% senior notes, based on the closing price at December 31, 2014, was $214.4 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2014, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2014, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $3.5 million additional pre-tax charge or credit to our statement of earnings.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rent-A-Center, Inc.:
We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 2, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rent-A-Center, Inc.
We have audited the accompanying statements of earnings, comprehensive income, stockholders’ equity, and cash flows of Rent-A-Center, Inc. (a Delaware corporation) and subsidiaries (the "Company") for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above of Rent-A-Center, Inc. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
February 25, 2013 (except for the effects of the immaterial error correction disclosed in Note B and except as it relates to segment information disclosed in Note S, as to which the date is March 2, 2015)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rent-A-Center, Inc.:
We have audited Rent-A-Center, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Rent-A-Center, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rent-A-Center, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and our report dated March 2, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 2, 2015

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$2,745,828	$2,695,895	$2,653,925
Merchandise sales	290,048	278,753	300,077
Installment sales	75,889	71,475	67,071
Other	19,949	18,133	16,391
Total store revenues	3,131,714	3,064,256	3,037,464
Franchise
Merchandise sales	19,236	24,556	32,893
Royalty income and fees	6,846	5,206	5,314
Total revenues	3,157,796	3,094,018	3,075,671
Cost of revenues
Store
Cost of rentals and fees	704,595	676,674	642,387
Cost of merchandise sold	231,520	216,206	241,219
Cost of installment sales	26,084	24,541	23,287
Total cost of store revenues	962,199	917,421	906,893
Vendor settlement credit	(6,836)	—	—
Franchise cost of merchandise sold	18,070	23,104	31,314
Total cost of revenues	973,433	940,525	938,207
Gross profit	2,184,363	2,153,493	2,137,464
Operating expenses
Store expenses
Labor	888,929	881,671	840,377
Other store expenses	839,801	789,212	764,770
General and administrative expenses	162,316	147,621	140,039
Depreciation, amortization and write-down of intangibles	87,399	87,980	79,249
Other charges	12,456	—	—
Total operating expenses	1,990,901	1,906,484	1,824,435
Operating profit	193,462	247,009	313,029
Finance charges from refinancing	4,213	—	—
Interest expense	47,843	39,628	32,065
Interest income	(947)	(815)	(842)
Earnings before income taxes	142,353	208,196	281,806
Income tax expense	45,931	79,439	101,788
NET EARNINGS	$96,422	$128,757	$180,018
Basic earnings per common share	$1.82	$2.35	$3.06
Diluted earnings per common share	$1.81	$2.33	$3.03
Cash dividends declared per common share	$0.93	$0.86	$0.69
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net earnings	$96,422	$128,757	$180,018
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,656)	(2,017)	2,775
Total other comprehensive income (loss)	(4,656)	(2,017)	2,775
COMPREHENSIVE INCOME	$91,766	$126,740	$182,793

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$46,126	$42,274
Receivables, net of allowance for doubtful accounts of $4,023 and $3,700 in 2014 and 2013, respectively	65,492	59,178
Prepaid expenses and other assets	206,150	78,471
Rental merchandise, net
On rent	960,414	913,476
Held for rent	277,442	210,722
Merchandise held for installment sale	4,855	4,038
Property assets, net of accumulated depreciation of $440,586 and $433,935 in 2014 and 2013, respectively	332,726	336,498
Goodwill, net	1,370,459	1,364,549
Other intangible assets, net	7,533	8,969
	$3,271,197	$3,018,175
LIABILITIES
Accounts payable — trade	$141,878	$120,438
Accrued liabilities	351,812	327,090
Deferred income taxes	345,299	318,503
Senior debt	492,813	366,275
Senior notes	550,000	550,000
	1,881,802	1,682,306
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,353,001 and 109,108,218 shares issued in 2014 and 2013, respectively	1,094	1,091
Additional paid-in capital	813,178	802,124
Retained earnings	1,927,445	1,880,320
Treasury stock at cost, 56,369,752 shares in 2014 and 2013	(1,347,677)	(1,347,677)
Accumulated other comprehensive income (loss)	(4,645)	11
	1,389,395	1,335,869
	$3,271,197	$3,018,175

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2014
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2012	107,800	$1,077	$757,933	$1,658,857	$(1,068,443)	$(747)	$1,348,677
Net earnings	—	—	—	180,018	—	—	180,018
Other comprehensive income	—	—	—	—	—	2,775	2,775
Purchase of treasury stock (1,798 shares)	—	—	(35)	—	(61,825)	—	(61,860)
Exercise of stock options	604	7	14,113	—	—	—	14,120
Vesting of restricted share units	127	1	—	—	—	—	1
Tax effect of stock awards vested and options exercised	—	—	4,348	—	—	—	4,348
Stock-based compensation	—	—	8,366	—	—	—	8,366
Dividends declared	—	—	—	(40,588)	—	—	(40,588)
Balance at December 31, 2012	108,531	1,085	784,725	1,798,287	(1,130,268)	2,028	1,455,857
Net earnings	—	—	—	128,757	—	—	128,757
Other comprehensive loss	—	—	—	—	—	(2,017)	(2,017)
Purchase of treasury stock (5,874 shares)	—	—	(12)	—	(217,409)	—	(217,421)
Exercise of stock options	479	5	11,927	—	—	—	11,932
Vesting of restricted share units	98	1	—	—	—	—	1
Tax effect of stock awards vested and options exercised	—	—	(972)	—	—	—	(972)
Stock-based compensation	—	—	6,456	—	—	—	6,456
Dividends declared	—	—	—	(46,724)	—	—	(46,724)
Balance at December 31, 2013	109,108	1,091	802,124	1,880,320	(1,347,677)	11	1,335,869
Net earnings	—	—	—	96,422	—	—	96,422
Other comprehensive loss	—	—	—	—	—	(4,656)	(4,656)
Exercise of stock options	212	2	4,645	—	—	—	4,647
Vesting of restricted share units	33	1	—	—	—	—	1
Tax effect of stock awards vested and options exercised	—	—	(150)	—	—	—	(150)
Stock-based compensation	—	—	6,559	—	—	—	6,559
Dividends declared	—	—	—	(49,297)	—	—	(49,297)
Balance at December 31, 2014	109,353	$1,094	$813,178	$1,927,445	$(1,347,677)	$(4,645)	$1,389,395

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net earnings	$96,422	$128,757	$180,018
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	685,115	652,161	620,917
Bad debt expense	15,509	14,589	12,953
Stock-based compensation expense	6,559	6,456	8,366
Depreciation of property assets	78,747	76,451	73,361
Loss on sale or disposal of property assets	10,363	1,499	465
Amortization of intangibles	2,955	3,559	4,668
Amortization of financing fees	3,218	3,191	2,765
Deferred income taxes	26,796	24,020	3,429
Excess tax benefit related to stock awards	(331)	(406)	(4,348)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(796,672)	(767,680)	(683,803)
Receivables	(21,823)	(19,248)	(13,390)
Prepaid expenses and other assets	(130,690)	(9,798)	1,772
Accounts payable — trade	21,440	19,373	(3,999)
Accrued liabilities	21,505	1,418	14,724
Net cash provided by operating activities	19,113	134,342	217,898
Cash flows from investing activities
Purchase of property assets	(83,785)	(108,367)	(102,453)
Proceeds from sale of property assets	14,474	19,973	4,984
Acquisitions of businesses	(27,354)	(41,236)	(13,258)
Net cash used in investing activities	(96,665)	(129,630)	(110,727)
Cash flows from financing activities
Purchase of treasury stock	—	(217,421)	(61,860)
Exercise of stock options	4,647	11,932	14,121
Excess tax benefit related to stock awards	331	406	4,348
Payments on capital leases	—	—	(27)
Proceeds from debt	772,860	908,145	606,570
Repayments of debt	(646,323)	(679,370)	(659,745)
Dividends paid	(48,663)	(46,809)	(37,866)
Net cash provided by (used in) financing activities	82,852	(23,117)	(134,459)
Effect of exchange rate changes on cash	(1,448)	(408)	310
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,852	(18,813)	(26,978)
Cash and cash equivalents at beginning of year	42,274	61,087	88,065
Cash and cash equivalents at end of year	$46,126	$42,274	$61,087
Supplemental cash flow information
Cash paid during the year for:
Interest	$48,064	$36,897	$31,574
Income taxes (excludes $3,372, $2,426 and $4,169 of income taxes refunded in 2014, 2013 and 2012, respectively)	$146,250	$52,255	$88,873
Noncash Financing Activities:
During March 2014, we incurred $225.0 million of term loans and $100.0 million of revolving debt when we refinanced $187.5 million of existing term loans and $140.0 million of existing revolving debt as discussed further in Note I. The difference of $2.5 million was repaid in cash and is included in repayments of debt in the statement above.

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
These financial statements include the accounts of Rent-A-Center, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., Acceptance Now, Mexico (formerly reported as International, see Note S to the consolidated financial statements) and Franchising.
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States, Canada and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. Our stores in Canada operate under the name "Rent-A-Centre." We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” At December 31, 2014, we operated 2,824 company-owned stores nationwide and in Canada and Puerto Rico, including 45 retail installment sales stores.
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer's locations. At December 31, 2014, we operated 1,406 Acceptance Now locations.
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico that lease household durable goods to customers on a rent-to-own basis. At December 31, 2014, we operated 177 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. At December 31, 2014, Franchising had 187 franchised stores operating in 30 states. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. Effective January 1, 2013, we depreciate merchandise (including computers, tablets and smartphones) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Prior to January 1, 2013, merchandise held for rent (except for computers and tablets) that was at least 270 days old and held for rent for at least 180 consecutive days, was depreciated using the straight-line method over a period generally not to exceed 20 months. Prior to January 1, 2013, the straight-line method was used for computers and tablets that were 24 months old or older and which had become idle over a period of at least six months, generally not to exceed an aggregate depreciation period of 30 months. This change has not had a significant impact on cost of revenues, gross profit, net earnings or earnings per share.
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on the 90th day following the time the account became past due in the Core U.S. and Mexico segments, and on the 150th day in the Acceptance Now segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.
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
Revenues from the sale of rental merchandise are recognized upon shipment of the merchandise to the franchisee. Franchise royalty income and fee revenue is recognized upon completion of substantially all services and satisfaction of all material conditions required under the terms of the franchise agreement. Some franchisees purchase directly from a supplier but request reimbursement through ColorTyme Finance, Inc. and we recognize revenue for the commission we earn on these transactions.
Receivables and Allowance for Doubtful Accounts
The installment notes receivable associated with the sale of merchandise at our Get It Now and Home Choice stores generally consists of the sales price of the merchandise purchased and any additional fees for services the customer has chosen, less the customer’s down payment. No interest is accrued and interest income is recognized each time a customer makes a payment, generally on a monthly basis.
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
The majority of Franchising’s trade and notes receivable relate to amounts due from franchisees. Credit is extended based on an evaluation of a franchisee’s financial condition and collateral is generally not required. Trade receivables are due within 30 days and are stated at amounts due from franchisees net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. Franchising determines its allowance by considering a number of factors, including the length of time receivables are past due, Franchising’s previous loss history, the franchisee’s current ability to pay its obligation to Franchising, and the condition of the general economy and the industry as a whole. Franchising writes off trade receivables that are 120 days or more past due and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Property Assets and Related Depreciation
Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally five years) by the straight-line method. Our building is depreciated over 40 years. Leasehold improvements are amortized over the useful life of the asset or the initial term of the applicable leases by the straight-line method, whichever is shorter.
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

Goodwill and Other Intangible Assets
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
During the three months ended September 30, 2014, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company applied the change in annual impairment testing date prospectively beginning October 1, 2014.
We assess recoverability using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. If the carrying value of a reporting unit exceeds the fair value, a second analysis is performed to measure the fair value of all assets and liabilities within the reporting unit. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, we would recognize impairment charges in an amount equal to the excess of the carrying value over fair value. During the years ended December 31, 2013 and 2012, we recorded goodwill impairment charges of $1.1 million and $1.0 million, respectively, in our Core U.S. segment as a result of the sustained underperformance of certain stores located in Canada. These charges are included in amortization and write-down of intangibles in the consolidated statements of earnings.
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
Self-Insurance Liabilities
We have self-insured retentions with respect to losses under our workers' compensation, general liability, vehicle liability and health insurance programs. We establish reserves for our liabilities associated with these losses by obtaining forecasts for the ultimate expected losses and estimating amounts needed to pay losses within our self-insured retentions. We make assumptions on our liabilities within our self-insured retentions using actuarial loss forecasts, company-specific development factors, general industry loss development factors, and third-party claim administrator loss estimates which are based on known facts surrounding individual claims. These assumptions incorporate expected increases in health care costs. Periodically, we reevaluate our estimate of liability within our self-insured retentions. At that time, we evaluate the adequacy of our reserves by comparing amounts reserved on our balance sheet for anticipated losses to our updated actuarial loss forecasts and third-party claim administrator loss estimates, and make adjustments to our reserves as needed.
Foreign Currency Translation
The functional currency of our foreign operations is the applicable local currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.

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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $94.8 million, $92.6 million and $97.3 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note N. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the terms of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Restricted stock units are valued using the last

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trade before the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period.
Stock-based compensation expense is reported within general and administrative expenses in the consolidated statements of earnings.
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

Note B — Correction of Immaterial Errors
During the fourth quarter of 2014, we identified errors in accounting for revenues, cost of revenues and other store expenses resulting in an immaterial correction of errors in our previously issued consolidated financial statements. Each of these errors affected periods beginning prior to 2012 through December 31, 2014. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that while the errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements, correcting these errors in the fourth quarter would have been material to the fourth quarter ended December 31, 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the immaterial nature of the error corrections, we have recorded the cumulative effect of these adjustments of $6.5 million for periods prior to 2012 as a decrease in the previously reported January 1, 2012, retained earnings of $1,665.4 million, resulting in a revised January 1, 2012, retained earnings of $1,658.9 million. These adjustments also cumulatively impacted the following balance sheet line items as of December 31, 2013:

	December 31, 2013
(In thousands)	Previously Reported	Adjustment	As Revised
Receivables	$58,686	$492	$59,178
On rent rental merchandise	914,618	(1,142)	913,476
Held for rent rental merchandise	210,450	272	210,722
Total assets	3,018,553	(378)	3,018,175
Accounts payable - trade	120,166	272	120,438
Accrued liabilities	315,235	11,855	327,090
Deferred income taxes	323,326	(4,823)	318,503
Total liabilities	1,675,002	7,304	1,682,306
Retained earnings	1,888,002	(7,682)	1,880,320
Total equity	1,343,551	(7,682)	1,335,869
The errors discussed above, adjusted for the related income tax expense impact, resulted in an understatement of net earnings of $0.5 million for the year ended December 31, 2013, and an overstatement of net earnings of $1.7 million for the year ended December 31, 2012, respectively, an overstatement of net earnings of $1.6 million for three-month period ended March 31, 2014, an understatement of net earnings of $0.1 million for three-month period ended June 30, 2014, and an understatement of net earnings of $0.6 million for the three-month period ended September 30, 2014, respectively, as detailed in the tables below. We will revise the quarters within 2014 when they are published in future filings.

	Year Ended December 31, 2013			Year Ended December 31, 2012
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Rentals and fees	$2,698,395	$(2,500)	$2,695,895	$2,654,081	$(156)	$2,653,925
Installment sales	72,705	(1,230)	71,475	68,356	(1,285)	67,071
Franchise merchandise sales	30,991	(6,435)	24,556	38,427	(5,534)	32,893
Total revenues	3,104,183	(10,165)	3,094,018	3,082,646	(6,975)	3,075,671
Cost of rentals and fees	683,221	(6,547)	676,674	646,090	(3,703)	642,387
Cost of installment sales	25,771	(1,230)	24,541	24,572	(1,285)	23,287
Franchise cost of merchandise sold	29,539	(6,435)	23,104	36,848	(5,534)	31,314
Total cost of revenues	954,737	(14,212)	940,525	948,729	(10,522)	938,207
Gross profit	2,149,446	4,047	2,153,493	2,133,917	3,547	2,137,464
Store labor	880,437	1,234	881,671	838,131	2,246	840,377
Other store expenses	787,239	1,973	789,212	760,827	3,943	764,770
Operating profit	246,169	840	247,009	315,671	(2,642)	313,029
Earnings before income taxes	207,356	840	208,196	284,448	(2,642)	281,806
Income tax expense	79,118	321	79,439	102,745	(957)	101,788
Net earnings	128,238	519	128,757	181,703	(1,685)	180,018
Basic earnings per common share	$2.34	$0.01	$2.35	$3.08	$(0.02)	$3.06
Diluted earnings per common share	$2.32	$0.01	$2.33	$3.06	$(0.03)	$3.03

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised
Rentals and fees	$694,168	$(2,981)	$691,187
Installment sales	18,356	(296)	18,060
Franchise merchandise sales	7,324	(1,996)	5,328
Total revenues	833,746	(5,273)	828,473
Cost of rentals and fees	177,870	(2,654)	175,216
Cost of installment sales	6,382	(296)	6,086
Franchise cost of merchandise sold	7,000	(1,996)	5,004
Total cost of revenues	270,869	(4,946)	265,923
Gross profit	562,877	(327)	562,550
Store labor	225,678	260	225,938
Other store expenses	215,440	(282)	215,158
Operating profit	59,763	(305)	59,458
Finance charges from refinancing	1,946	2,267	4,213
Earnings before income taxes	46,652	(2,572)	44,080
Income tax expense	17,795	(981)	16,814
Net earnings	28,857	(1,591)	27,266
Basic earnings per common share	$0.55	$(0.03)	$0.52
Diluted earnings per common share	$0.54	$(0.03)	$0.51

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Rentals and fees	$684,134	$(2,385)	$681,749	$1,378,302	$(5,366)	$1,372,936
Installment sales	18,054	(283)	17,771	36,410	(579)	35,831
Franchise merchandise sales	5,963	(2,123)	3,840	13,287	(4,119)	9,168
Total revenues	773,217	(4,791)	768,426	1,606,963	(10,064)	1,596,899
Cost of rentals and fees	177,512	(2,912)	174,600	355,382	(5,566)	349,816
Cost of installment sales	6,358	(283)	6,075	12,740	(579)	12,161
Franchise cost of merchandise sold	5,737	(2,123)	3,614	12,737	(4,119)	8,618
Total cost of revenues	236,720	(5,318)	231,402	507,589	(10,264)	497,325
Gross profit	536,497	527	537,024	1,099,374	200	1,099,574
Store labor	222,083	186	222,269	447,761	446	448,207
Other store expenses	205,658	110	205,768	421,098	(172)	420,926
Operating profit	40,159	231	40,390	99,922	(74)	99,848
Finance charges from refinancing	—	—	—	1,946	2,267	4,213
Earnings before income taxes	28,608	231	28,839	75,260	(2,341)	72,919
Income tax expense	11,075	83	11,158	28,870	(898)	27,972
Net earnings	17,533	148	17,681	46,390	(1,443)	44,947
Basic earnings per common share	$0.33	$—	$0.33	$0.88	$(0.03)	$0.85
Diluted earnings per common share	$0.33	$—	$0.33	$0.87	$(0.03)	$0.84

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Rentals and fees	$678,190	$(2,848)	$675,342	$2,056,492	$(8,214)	$2,048,278
Installment sales	18,089	(267)	17,822	54,499	(846)	53,653
Franchise merchandise sales	6,524	(2,047)	4,477	19,811	(6,166)	13,645
Total revenues	769,525	(5,162)	764,363	2,376,488	(15,226)	2,361,262
Cost of rentals and fees	177,208	(3,167)	174,041	532,590	(8,733)	523,857
Cost of installment sales	6,134	(267)	5,867	18,874	(846)	18,028
Franchise cost of merchandise sold	6,247	(2,047)	4,200	18,984	(6,166)	12,818
Total cost of revenues	230,086	(5,481)	224,605	737,675	(15,745)	721,930
Gross profit	539,439	319	539,758	1,638,813	519	1,639,332
Store labor	218,523	100	218,623	666,284	546	666,830
Other store expenses	209,302	(878)	208,424	630,400	(1,050)	629,350
Operating profit	44,823	1,097	45,920	144,745	1,023	145,768
Finance charges from refinancing	—	—	—	1,946	2,267	4,213
Earnings before income taxes	33,042	1,097	34,139	108,302	(1,244)	107,058
Income tax expense	7,736	478	8,214	36,606	(420)	36,186
Net earnings	25,306	619	25,925	71,696	(824)	70,872
Basic earnings per common share	$0.48	$0.01	$0.49	$1.36	$(0.02)	$1.34
Diluted earnings per common share	$0.48	$0.01	$0.49	$1.35	$(0.02)	$1.33
The errors discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been revised as detailed in the tables below. These errors had no impact on net cash provided by operating activities. We will revise the quarters within 2014 when they are published in future filings.

	Year Ended December 31, 2013			Year Ended December 31, 2012
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Net earnings	$128,238	$519	$128,757	$181,703	$(1,685)	$180,018
Depreciation of rental merchandise	655,591	(3,430)	652,161	622,261	(1,344)	620,917
Deferred income taxes	23,699	321	24,020	4,386	(957)	3,429
Rental merchandise	(770,879)	3,199	(767,680)	(686,247)	2,444	(683,803)
Receivables	(19,124)	(124)	(19,248)	(13,370)	(20)	(13,390)
Prepaid expenses and other assets	(9,798)	—	(9,798)	1,772	—	1,772
Accounts payable - trade	20,600	(1,227)	19,373	(5,498)	1,499	(3,999)
Accrued liabilities	676	742	1,418	14,661	63	14,724
Net cash provided by operating activities	134,342	—	134,342	217,898	—	217,898

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised
Net earnings	$28,857	$(1,591)	$27,266
Depreciation of rental merchandise	169,843	(354)	169,489
Finance charges from refinancing	1,946	(1,946)	—
Deferred income taxes	(24,370)	(980)	(25,350)
Rental merchandise	(135,407)	(792)	(136,199)
Receivables	(2,849)	114	(2,735)
Prepaid expenses and other assets	(4,609)	4,212	(397)
Accounts payable - trade	2,368	1,009	3,377
Accrued liabilities	56,922	328	57,250
Net cash provided by operating activities	120,060	—	120,060

	Six Months Ended June 30, 2014			Nine Months Ended September 30, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Net earnings	$46,390	$(1,443)	$44,947	$71,696	$(824)	$70,872
Depreciation of rental merchandise	339,773	(736)	339,037	509,596	(1,418)	508,178
Finance charges from refinancing	1,946	(1,946)	—	1,946	(1,946)	—
Deferred income taxes	(51,204)	(897)	(52,101)	(64,912)	(418)	(65,330)
Rental merchandise	(313,324)	11,603	(301,721)	(515,166)	(24,184)	(539,350)
Receivables	(7,039)	(8)	(7,047)	(20,307)	(38)	(20,345)
Prepaid expenses and other assets	270	(6,790)	(6,520)	(11,017)	4,212	(6,805)
Accounts payable - trade	(663)	(272)	(935)	(3,407)	26,634	23,227
Accrued liabilities	(2,943)	489	(2,454)	7,502	(2,018)	5,484
Net cash provided by operating activities	68,961	—	68,961	63,263	—	63,263

Note C — Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

	December 31,
	2014	2013
	(In thousands)
Installment sales receivable	$56,516	$51,335
Trade and notes receivables	12,999	11,543
Total	69,515	62,878
Less allowance for doubtful accounts	(4,023)	(3,700)
Net receivables	$65,492	$59,178
The allowance for doubtful accounts related to installment sales receivable was $3.5 million and $2.9 million, and the allowance for doubtful accounts related to trade and notes receivable was $0.5 million and $0.8 million at December 31, 2014 and 2013, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$3,700	$2,920	$3,919
Bad debt expense	15,509	14,589	12,953
Accounts written off	(15,718)	(14,271)	(14,337)
Recoveries	532	462	385
Ending balance	$4,023	$3,700	$2,920

Note D — Rental Merchandise

	December 31,
	2014	2013
	(In thousands)
On rent
Cost	$1,565,421	$1,462,494
Less accumulated depreciation	(605,007)	(549,018)
Net book value, on rent	$960,414	$913,476
Held for rent
Cost	$343,747	$271,465
Less accumulated depreciation	(66,305)	(60,743)
Net book value, held for rent	$277,442	$210,722

Note E — Property Assets

	December 31,
	2014	2013
	(In thousands)
Furniture and equipment	$359,982	$332,607
Transportation equipment	11,451	11,957
Building and leasehold improvements	314,343	325,597
Land and land improvements	6,853	6,853
Construction in progress	80,683	93,419
	773,312	770,433
Less accumulated depreciation	(440,586)	(433,935)
	$332,726	$336,498
We had $73.4 million and $86.3 million of capitalized software costs included in construction in progress at December 31, 2014, and 2013 respectively. For the years ended December 31, 2014, 2013 and 2012, we placed in service internally developed software of approximately $51.6 million, $4.6 million and $8.4 million, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Intangible Assets and Acquisitions
Intangible Assets
Amortizable intangible assets consist of the following (in thousands):

		December 31, 2014		December 31, 2013
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$5,585	$5,435	$6,337	$6,102
Customer relationships	2	76,299	74,182	74,799	71,899
Vendor relationships	11	7,538	2,272	7,538	1,704
Total		$89,422	$81,889	$88,674	$79,705

Aggregate amortization expense (in thousands):

Year Ended December 31, 2014	$2,955
Year Ended December 31, 2013	$3,559
Year Ended December 31, 2012	$4,668

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2015	$2,365
2016	1,038
2017	568
2018	445
2019	445
Thereafter	2,672
$7,533
At December 31, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,316.1 million and $54.4 million, respectively. At December 31, 2013, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,310.1 million and $54.4 million, respectively.
During the years ended December 31, 2013 and 2012, we recorded goodwill impairment charges of $1.1 million and $1.0 million, respectively, in our Core U.S. segment as a result of the sustained underperformance of certain stores located in Canada. These charges are included in depreciation, amortization and write-down of intangibles in the consolidated statements of earnings.
A summary of the changes in recorded goodwill follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance as of January 1,	$1,364,549	$1,344,665
Additions from acquisitions	14,562	28,282
Goodwill impairments and write-offs related to stores sold or closed	(8,458)	(9,038)
Post purchase price allocation adjustments	(194)	640
Balance as of the end of the period	$1,370,459	$1,364,549

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
The following table provides information concerning the acquisitions made during the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(Dollar amounts in thousands)
Number of stores acquired remaining open	6	47	6
Number of stores acquired that were merged with existing stores	13	38	31
Number of transactions	26	47	19
Total purchase price	$26,653	$41,236	$13,258
Amounts allocated to:
Goodwill	$14,562	$28,282	$6,874
Non-compete agreements	—	235	—
Customer relationships	1,525	2,959	1,160
Rental merchandise	9,731	11,843	4,380
Property and other assets	835	910	845

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. All acquisitions have been accounted for as asset purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
The weighted average amortization period was approximately 21 months months for intangible assets added during the year ended December 31, 2014. Additions to goodwill due to acquisitions in 2014 were tax deductible.

Note G — Accrued Liabilities

	December 31,
	2014	2013
	(In thousands)
Accrued insurance costs	$125,067	$123,447
Accrued compensation	55,354	54,104
Deferred revenue	58,880	54,307
Taxes other than income	20,632	24,742
Accrued dividends	12,737	12,103
Deferred rent	9,585	10,424
Deferred compensation	9,653	8,339
Accrued interest payable	5,766	5,609
Accrued other	54,138	34,015
	$351,812	$327,090

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Income Taxes
A reconciliation of the federal statutory rate of 35% to actual follows:

	Year Ended December 31,
	2014	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8%	2.6%	1.5%
Effect of foreign operations, net of foreign tax credits	0.3%	0.4%	(0.2)%
Effect of prior year credits	(2.0)%	—%	—%
Adjustments to deferred taxes	(2.4)%	—%	—%
Other, net	(0.4)%	0.2%	(0.2)%
Total	32.3%	38.2%	36.1%
The components of income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current expense
Federal	$14,943	$45,784	$86,839
State	4,032	5,888	10,428
Foreign	1,673	5,659	3,100
Total current	20,648	57,331	100,367
Deferred expense
Federal	24,556	20,721	5,663
State	(90)	2,521	(4,100)
Foreign	817	(1,134)	(142)
Total deferred	25,283	22,108	1,421
Total	$45,931	$79,439	$101,788
Deferred tax assets (liabilities) consist of the following:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets
Federal net operating loss carryforwards	$—	$1,798
State net operating loss carryforwards	16,937	15,072
Foreign net operating loss carryforwards	18,182	11,789
Accrued liabilities	72,058	59,718
Other assets including credits	6,993	2,619
Foreign tax credit carryforwards	12,306	10,584
	126,476	101,580
Valuation allowance	(24,709)	(14,116)
Deferred tax liabilities
Rental merchandise	(285,371)	(255,541)
Property assets	(2,222)	(41,740)
Intangible assets	(157,527)	(108,686)
	(445,120)	(405,967)
Net deferred taxes	$(343,353)	$(318,503)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2014, we utilized all of our approximately $5.1 million of federal net operating loss (“NOL”) carryforwards to offset taxable income. There are approximately $348.1 million of state NOL carryforwards expiring between 2015 and 2032. Of the total remaining state NOL carryforwards, approximately 18.0% represent acquired NOLs. Utilization of these NOLs is subject to applicable annual limitations for U.S. state tax purposes. At December 31, 2014, the foreign NOL carryforwards were approximately $60.6 million, which expire between 2020 and 2024, and are offset with a full valuation allowance. In addition, at December 31, 2014, we also had approximately $12.3 million in foreign tax credit (“FTC”) carryforwards expiring between 2020 and 2024. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our NOLs, FTCs or other deferred tax assets will not be recovered.
We have not provided for deferred income taxes on undistributed earnings of non-U.S. subsidiaries because of our intention to indefinitely reinvest these earnings outside the U.S. The determination of the amount of the unrecognized deferred income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2011. We are currently under examination in various states. We do not anticipate that adjustments as a result of these audits, if any, will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2013	$10,167
Additions based on tax positions related to current year	50
Additions for tax positions of prior years	3,742
Reductions for tax positions of prior years	(786)
Balance at January 1, 2014	13,173
Additions based on tax positions related to current year	425
Additions for tax positions of prior years	2,400
Reductions for tax positions of prior years	(2,225)
Settlements	(397)
Balance at December 31, 2014	$13,376
Included in the balance of unrecognized tax benefits at December 31, 2014, is $10.7 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
As of December 31, 2014, we have accrued approximately $2.0 million for the payment of interest and recorded interest expense of approximately $209,000 for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above.

Note I — Senior Debt
On March 19, 2014, we entered into a Credit Agreement (the "Credit Agreement") among the Company, the several lenders from time to time parties to the Credit Agreement, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, National Association and SunTrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement represents a refinancing of our senior secured debt outstanding under our prior credit agreement, the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, and as amended by the First Amendment dated as of April 13, 2012, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the "Prior Credit Agreement"). The Credit Agreement provides for a new $900.0 million senior credit facility consisting of $225 million in term loans (the "Term Loans") and a $675 million revolving credit facility (the "Revolving Facility").
Also, on March 19, 2014, we borrowed $225.0 million in Term Loans and $100.0 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2014 and 2013 are as follows:

		December 31, 2014			December 31, 2013
	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
		(In thousands)
Senior Debt:
Term Loan	March 19, 2021	$225,000	$223,313	$—	$250,000	$187,500	$—
Revolving Facility	March 19, 2019	675,000	255,000	315,600	500,000	160,500	234,830
		900,000	478,313	315,600	750,000	348,000	234,830
Other Indebtedness:
Line of credit	August 21, 2015	20,000	14,500	5,500	20,000	18,275	1,725
Total		$920,000	$492,813	$321,100	$770,000	$366,275	$236,555

The full amount of the revolving credit facility may be used for the issuance of letters of credit. At December 31, 2014 and 2013, the amounts available under the revolving credit facility were reduced by approximately $104.4 million and $104.7 million, respectively, for our outstanding letters of credit.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.50% and 1.50%, respectively, at December 31, 2014, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at December 31, 2014, is equal to 0.50% of the unused portion of the Revolving Facility.
Our borrowings under the Credit Agreement are, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property, and are also secured by a pledge of the capital stock of our U.S. subsidiaries.
The Credit Agreement also permits us to increase the amount of the Term Loans and/or the Revolving Facility from time to time on up to three occasions, in an aggregate amount of no more than $250.0 million, provided that we are not in default at the time and have obtained the consent of the administrative agent and the lenders providing such increase.
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $83 million is available);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of December 31, 2014:

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	3.56:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.59:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.82:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2014 ($1,021.7 million) by consolidated EBITDA for the 12-month period ending December 31, 2014 ($287.1 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at December 31, 2014 ($457.2 million) by consolidated EBITDA for the 12-month period ending December 31, 2014 ($287.1 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending December 31, 2014 ($531.4 million), by consolidated fixed charges for the 12-month period ending December 31, 2014 ($291.2 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
Events of default under our senior credit facilities include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the Credit Agreement would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in Rent-A-Center’s Board of Directors occur. An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
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
In addition to the senior debt discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management.
The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2014.

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2015	$2,250	$—	$14,500	$16,750
2016	2,250	—	—	2,250
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	255,000	—	257,250
Thereafter	212,063	—	—	212,063
	$223,313	$255,000	$14,500	$492,813

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J — Subsidiary Guarantors – Senior Notes
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
The indenture governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket under which approximately $83 million is available); and

•	engage in a merger or sell substantially all of our assets.
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

Note K — Commitments and Contingencies
Leases
We lease space for substantially all of our Core U.S. and Mexico stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2023. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $244.3 million, $240.9 million and $235.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2014 are as follows:

Operating Leases
Year Ending December 31,	(In thousands)
2015	$182,590
2016	146,342
2017	104,310
2018	63,762
2019	27,643
Thereafter	3,895
$528,542

Contingencies
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
We are subject to unclaimed property audits by states in the ordinary course of business. A comprehensive multi-state unclaimed property audit is currently in progress. The property subject to review in this audit process includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. Management believes it is too early to determine the ultimate outcome of this audit, as our remediation efforts are still in process.
Franchising Guarantees
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $16.4 million was outstanding as of December 31, 2014.

Note L — Vendor Settlement Credit
We participated in an anti-trust class-action suit as an entity that indirectly purchased liquid-crystal displays from certain manufacturers during the period from 1999 to 2006. We received net proceeds of approximately $6.8 million pursuant to a negotiated settlement of this matter based on the number of LCD units purchased during that time period. The settlement proceeds are reported as a reduction to cost of goods sold in the consolidated statements of earnings for the year ended December 31, 2014.

Note M — Other Charges
Store Consolidation Plan. During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores as part of a multi-year program designed to transform and modernize our operations company-wide in order to improve profitability in the Core U.S. segment. The decision to close these stores was based on management's analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The store closures resulted in pre-tax restructuring charges of $4.9 million for the year ended December 31, 2014. The charges included approximately $1.3 million in early lease termination costs, $3.2 million of

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory and $0.4 million of other operating costs to decommission the stores. We did not record a liability for future lease obligations on these properties as the fair value of the liability at the cease-use date was reduced to zero by estimated sublease rentals that could be obtained for the properties. Accordingly, future lease obligations of approximately $2.1 million that remain as of December 31, 2014, will either be expensed monthly or recognized in full upon negotiation of early termination and are scheduled to be paid out through 2016.
Corporate Restructuring. During the third quarter of 2014, we eliminated certain departments and functions in our field support center as a part of our efforts to transform and modernize our operations company-wide. This resulted in restructuring charges of approximately $2.8 million for severance and other payroll-related costs.
Impairment Charge. During the third quarter of 2014, we recorded a $4.6 million impairment charge related to internally-developed computer software that was placed into service in the fourth quarter of 2014. We determined that certain components developed for our new store management information system would not be utilized.
Mexico Store Closures. During 2014, management identified 8 stores in Mexico that will be closed in early 2015. Leasehold improvements and certain other assets will be abandoned upon the closure of the stores, and approximately $0.2 million of the accelerated depreciation related to these assets was recognized in 2014.

Note N — Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors. Our plans consist of the Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan (the “Prior Plan”), the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”), and the Rent-A-Center, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which are collectively known as the “Plans.”
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2014 and 2013, there were 1,955,950 and 1,729,969 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 1,269,197 and 1,020,361 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2014 and 2013, respectively.
Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2014 and 2013, there were 48,349 and 97,499 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.
Options granted to our employees generally become exercisable over a period of 1 to 4 years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors were immediately exercisable.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	$5,044	$3,944	$3,915
Restricted share units	1,515	2,512	4,451
Total stock-based compensation expense	6,559	6,456	8,366
Tax benefit recognized in the statements of earnings	2,117	2,464	3,022
Stock-based compensation expense, net of tax	$4,442	$3,992	$5,344
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $8.3 million with a weighted average number of years to vesting of 2.57 at December 31, 2014.
Information with respect to stock option activity related to the Plans follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance outstanding at January 1, 2014	2,331,157	$31.36
Granted	1,024,057	28.41
Exercised	(211,617)	21.86
Forfeited	(400,884)	32.92
Expired	(116,749)	33.28
Balance outstanding at December 31, 2014	2,625,964	$30.63	7.25 years	$16,045

Exercisable at December 31, 2014	1,017,677	$29.12	5.21 years	$7,750

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.9 million, $5.8 million and $7.5 million, respectively, resulting in tax benefits of $0.3 million, $0.4 million and $4.3 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows.
During the year ended December 31, 2014 and 2013, the weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. During the year ended December 31, 2012, the weighted average fair values of options granted were calculated using the binomial method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average grant date fair value	$6.49	$9.27	$10.08
Weighted average risk free interest rate	1.54%	0.88%	0.35%
Weighted average expected dividend yield	3.28%	2.34%	1.74%
Weighted average expected volatility	34.77%	37.88%	39.72%
Weighted average expected life (in years)	5.00	4.43	6.25
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2014	516,672	$32.69
Granted	375,834	23.16
Vested	(73,524)	28.95
Forfeited	(183,409)	29.02
Balance outstanding at December 31, 2014	635,573	$28.53

Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2014, was approximately $2.5 million expected to be recognized over a weighted average period of 1.73 years.

Note O — Deferred Compensation Plan
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
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a three-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, we made matching cash contributions of $0.3 million, $0.4 million and $0.6 million, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 4% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2014, 2013 and 2012. The deferred compensation plan liability was approximately $9.7 million and $8.3 million as of December 31, 2014 and 2013, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note P — 401(k) Plan
We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2014, 2013 and 2012, we made matching cash contributions of $6.7 million, $6.6 million and $5.3 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2014 and 2013, 7.2% and 6.8%, respectively, of the total plan assets consisted of our common stock.

Note Q — Fair Value
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
At December 31, 2014, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2014 and 2013, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$300,000	$284,250	$(15,750)	$300,000	$316,700	$16,700
4.75% senior notes	250,000	214,375	(35,625)	250,000	234,700	(15,300)
Total	$550,000	$498,625	$(51,375)	$550,000	$551,400	$1,400

Note R — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of December 31, 2014 and 2013, under this common stock repurchase program. No shares were repurchased during 2014.

Note S — Segment Information
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
From January 1, 2012, when we began to provide operating results by segment, through December 31, 2013, management reported four segments including Core U.S., Acceptance Now, International and Franchising. Costs incurred at our corporate headquarters that benefit our Core U.S., Acceptance Now and Mexico segments were allocated to those segments based on segment revenue to determine segment operating profit. Because our Franchising segment maintains a separate, independent corporate office, no additional corporate costs or assets were allocated to that segment.
On January 1, 2014, the Company realigned its reporting structure to include its Canadian stores in the Core U.S. segment, which were previously reported in the International segment. The accompanying prior year amounts and store counts have been

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revised to reflect this change, and we now refer to the segment formerly reported as "International" as "Mexico" since only that country's results are reported therein.
During the fourth quarter of 2014, management reevaluated its operating segments and segment reporting, and determined that the chief operating decision makers relied more heavily on operating profit before corporate allocations when evaluating segment performance than operating profit after corporate allocations. Therefore, we are no longer allocating corporate costs and assets to the segments. In the following tables, segment operating profit is presented before corporate allocations. Corporate costs, which are primarily costs incurred at our U.S. corporate headquarters, are reported separately to reconcile to operating profit reported in the consolidated statements of operations. The costs incurred at our Mexico field support center is reported in the Mexico segment because our Executive Vice President of Mexico Operations is responsible for Mexico's operations and its field support center. The Franchising segment's corporate costs are reported in the Franchising segment because the President of RAC Franchising International is responsible for that segment's operations and corporate functions. Certain corporate assets used to support our Core U.S., Acceptance Now and Mexico segments, including the land and building in which the corporate headquarters are located and related property assets, cash and prepaid expenses were also allocated historically to these operating segments based on segment revenue. In the following tables, corporate assets are reported separately to reconcile to the consolidated balance sheets. Management believes that these changes provide investors with a more precise view of field operations and corporate costs that accurately aligns with management's view of the business.
Reportable segments and their respective operations are defined as follows:
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
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. The nature of this segment's operations and assets are the same as our Core U.S. segment.
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
Segment information as of and for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues
Core U.S.	$2,414,659	$2,527,660	$2,681,844
Acceptance Now	644,853	489,425	333,118
Mexico	72,202	47,171	22,502
Franchising	26,082	29,762	38,207
Total revenues	$3,157,796	$3,094,018	$3,075,671

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2014	2013	2012
Gross profit
Core U.S.	$1,753,269	$1,822,243	$1,919,230
Acceptance Now	372,012	290,647	196,050
Mexico	51,070	33,945	15,291
Franchising	8,012	6,658	6,893
Total gross profit	$2,184,363	$2,153,493	$2,137,464

	Year Ended December 31,
	2014	2013	2012
Operating profit (loss)
Core U.S.	$264,967	$311,301	$415,744
Acceptance Now	112,918	89,075	41,344
Mexico	(21,961)	(22,828)	(23,337)
Franchising	3,295	1,853	2,326
Total segment operating profit	359,219	379,401	436,077
Corporate	(165,757)	(132,392)	(123,048)
Total operating profit	$193,462	$247,009	$313,029

	Year Ended December 31,
	2014	2013	2012
Depreciation, amortization and write-down of intangibles
Core U.S.	$61,555	$64,042	$55,868
Acceptance Now	2,917	2,287	4,000
Mexico	6,683	5,450	4,164
Franchising	184	79	89
Total segments	71,339	71,858	64,121
Corporate	16,060	16,122	15,128
Total depreciation, amortization and write-down of intangibles	$87,399	$87,980	$79,249

	Year Ended December 31,
	2014	2013	2012
Capital expenditures
Core U.S.	$31,228	$44,715	$61,137
Acceptance Now	3,833	3,047	2,044
Mexico	4,164	11,537	10,670
Franchising	—	—	—
Total segments	39,225	59,299	73,851
Corporate	44,560	49,068	28,602
Total capital expenditures	$83,785	$108,367	$102,453

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2014	2013	2012
On rent rental merchandise, net
Core U.S.	$593,945	$611,375	$589,811
Acceptance Now	345,703	284,421	204,640
Mexico	20,766	17,680	10,347
Total on rent rental merchandise, net	$960,414	$913,476	$804,798

	December 31,
	2014	2013	2012
Idle rental merchandise, net
Core U.S.	$264,211	$195,926	$193,251
Acceptance Now	4,897	3,837	3,007
Mexico	8,334	10,959	5,363
Total idle rental merchandise, net	$277,442	$210,722	$201,621

	December 31,
	2014	2013	2012
Assets by segment
Core U.S.	$2,519,770	$2,479,297	$2,428,209
Acceptance Now	420,660	358,305	274,765
Mexico	59,841	69,826	46,038
Franchising	2,604	1,688	2,711
Total segments	3,002,875	2,909,116	2,751,723
Corporate	268,322	109,059	107,362
Total assets	$3,271,197	$3,018,175	$2,859,085

	December 31,
	2014	2013	2012
Assets by country
United States	$3,204,283	$2,940,980	$2,794,883
Mexico	59,841	69,826	46,038
Canada	7,073	7,369	18,164
Total assets	$3,271,197	$3,018,175	$2,859,085

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Approximately 87% of our total revenues are comprised of rental and fee revenues from the following product groups:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Furniture and accessories	$938,065	$917,290	$861,939
Consumer electronics	642,226	667,052	699,620
Appliances	422,979	432,937	423,578
Computers	375,340	347,783	358,551
Other products and services	367,218	330,833	310,237
Total rentals and fees	$2,745,828	$2,695,895	$2,653,925
Our revenues originate in the following countries:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$3,075,387	$3,035,558	$3,035,556
Mexico	72,202	47,171	22,502
Canada	10,207	11,289	17,613
Total revenues	$3,157,796	$3,094,018	$3,075,671

Note T — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2014
Basic earnings per common share	$96,422	52,850	$1.82
Effect of dilutive stock options	—	276
Diluted earnings per common share	$96,422	53,126	$1.81

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2013
Basic earnings per common share	$128,757	54,804	$2.35
Effect of dilutive stock options	—	358
Diluted earnings per common share	$128,757	55,162	$2.33

	Net Earnings	Weighted Average Shares	Per Share
	(In thousands, except per share data)
Year Ended December 31, 2012
Basic earnings per common share	$180,018	58,913	$3.06
Effect of dilutive stock options	—	492
Diluted earnings per common share	$180,018	59,405	$3.03

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2014, 2013, and 2012, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, were 2,496,147, 1,507,355, and 1,115,245, respectively.

Note U — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2014, and 2013 is as follows, adjusted to reflect the revisions to prior year balances due to immaterial error corrections discussed in Note B to the consolidated financial statements:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2014
Revenues	$828,473	$768,426	$764,363	$796,534
Gross profit	562,550	537,024	539,758	545,031
Operating profit	59,458	40,390	45,920	47,694
Net earnings	27,266	17,681	25,925	25,550
Basic earnings per common share	$0.52	$0.33	$0.49	$0.48
Diluted earnings per common share	$0.51	$0.33	$0.49	$0.48
Cash dividends declared per common share	$0.23	$0.23	$0.23	$0.24

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013
Revenues	$815,661	$759,424	$752,758	$766,175
Gross profit	550,077	532,949	530,514	539,953
Operating profit	77,019	78,922	56,399	34,669
Net earnings	44,987	42,975	27,558	13,237
Basic earnings per common share	$0.78	$0.78	$0.52	$0.25
Diluted earnings per common share	$0.77	$0.78	$0.51	$0.25
Cash dividends declared per common share	$0.21	$0.21	$0.21	$0.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new store management information technology system. As a part of this effort, during the year ended December 31, 2014, we implemented internally-developed computer software for our Enterprise corporate management system. The Enterprise system manages integrations with key corporate back-office systems such as our financial reporting and inventory management systems as well as collects and consolidates critical business data from all store operations.
The implementation of the Enterprise system resulted in changes to our business processes and related internal controls over financial reporting. Management took steps to update the design and documentation of internal control processes and procedures relating to the system update to supplement and complement existing internal controls. Management will continue to monitor, evaluate and update the related processes and internal controls as necessary to ensure adequate internal control over financial reporting.
Other than as described above, for the year ended December 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.   Executive Compensation.(*)

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements on page 35 of this Annual Report on Form 10-K.
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
Date: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT D. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
Robert D. Davis

/s/ GUY J. CONSTANT	Executive Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2015
Guy J. Constant

/s/ MARK E. SPEESE	Chairman of the Board	March 2, 2015
Mark E. Speese

/s/ MICHAEL J. GADE	Director	March 2, 2015
Michael J. Gade

/s/ JEFFERY M. JACKSON	Director	March 2, 2015
Jeffery M. Jackson

/s/ J. V. LENTELL	Director	March 2, 2015
J. V. Lentell

/s/ STEVEN L. PEPPER	Director	March 2, 2015
Steven L. Pepper

/s/ LEONARD H. ROBERTS	Director	March 2, 2015
Leonard H. Roberts

/s/ PAULA STERN	Director	March 2, 2015
Paula Stern

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002.)

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

INDEX TO EXHIBITS

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

10.34
Waiver and Fourth Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of September 1, 2014 (Incorporated herein by reference to Exhibit 10.34 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

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

18.1
Preferability letter regarding change in accounting principle (Incorporated herein by reference to Exhibit 18.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

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