Form 10-Q
period 2015-03-31
RENT A CENTER INC DE
filed 2015-05-01
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2015:

Class	Outstanding
Common stock, $.01 par value per share	53,027,749

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2015	2014
(In thousands, except per share data)	Unaudited
Revenues		Revised
Store
Rentals and fees	$711,450	$691,187
Merchandise sales	136,280	108,061
Installment sales	18,253	18,060
Other	5,431	4,258
Total store revenues	871,414	821,566
Franchise
Merchandise sales	4,387	5,328
Royalty income and fees	1,838	1,579
Total revenues	877,639	828,473
Cost of revenues
Store
Cost of rentals and fees	185,118	175,216
Cost of merchandise sold	117,722	79,617
Cost of installment sales	6,157	6,086
Total cost of store revenues	308,997	260,919
Franchise cost of merchandise sold	4,049	5,004
Total cost of revenues	313,046	265,923
Gross profit	564,593	562,550
Operating expenses
Store expenses
Labor	220,974	225,938
Other store expenses	224,175	215,158
General and administrative expenses	42,691	42,110
Depreciation, amortization and write-down of intangibles	19,764	19,886
Other charges	391	—
	507,995	503,092
Operating profit	56,598	59,458
Finance charges from refinancing	—	4,213
Interest expense	12,578	11,401
Interest income	(190)	(236)
Earnings before income taxes	44,210	44,080
Income tax expense	16,912	16,814
NET EARNINGS	$27,298	$27,266
Basic earnings per common share	$0.51	$0.52
Diluted earnings per common share	$0.51	$0.51
Cash dividends declared per common share	$0.24	$0.23
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
(In thousands)	Unaudited
		Revised
Net earnings	$27,298	$27,266
Other comprehensive loss:
Foreign currency translation adjustments	(777)	(97)
Total other comprehensive loss	(777)	(97)
COMPREHENSIVE INCOME	$26,521	$27,169

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$93,115	$46,126
Receivables, net of allowance for doubtful accounts of $3,588 and $4,023 in 2015 and 2014, respectively	61,939	65,492
Prepaid expenses and other assets	78,025	206,150
Rental merchandise, net
On rent	950,890	960,414
Held for rent	266,872	277,442
Merchandise held for installment sale	4,730	4,855
Property assets, net of accumulated depreciation of $455,445 and $440,586 in 2015 and 2014, respectively	327,477	332,726
Goodwill, net	1,376,249	1,370,459
Other intangible assets, net	9,253	7,533
	$3,168,550	$3,271,197
LIABILITIES
Accounts payable – trade	$145,935	$141,878
Accrued liabilities	409,602	351,812
Deferred income taxes	308,828	345,299
Senior debt	348,750	492,813
Senior notes	550,000	550,000
	1,763,115	1,881,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,396,953 and 109,353,001 shares issued in 2015 and 2014, respectively	1,094	1,094
Additional paid-in capital	815,453	813,178
Retained earnings	1,941,987	1,927,445
Treasury stock at cost, 56,369,752 shares in 2015 and 2014	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(5,422)	(4,645)
	1,405,435	1,389,395
	$3,168,550	$3,271,197

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
(In thousands)	Unaudited
		Revised
Cash flows from operating activities
Net earnings	$27,298	$27,266
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	179,668	169,489
Bad debt expense	3,712	3,664
Stock-based compensation expense	2,163	1,472
Depreciation of property assets	18,849	19,139
Loss on sale or disposal of property assets	232	1,487
Amortization of intangibles	886	747
Amortization of financing fees	770	870
Deferred income taxes	(36,471)	(25,350)
Excess tax benefit related to stock awards	(31)	(20)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(156,158)	(136,199)
Receivables	(159)	(2,735)
Prepaid expenses and other assets	127,249	(397)
Accounts payable – trade	4,057	3,377
Accrued liabilities	55,973	57,250
Net cash provided by operating activities	228,038	120,060
Cash flows from investing activities
Purchase of property assets	(14,245)	(23,108)
Proceeds from sale of property assets	648	7
Acquisitions of businesses	(10,659)	(5,369)
Net cash used in investing activities	(24,256)	(28,470)
Cash flows from financing activities
Exercise of stock options	522	632
Excess tax benefit related to stock awards	31	20
Proceeds from debt	158,250	176,580
Repayments of debt	(302,312)	(217,855)
Dividends paid	(12,742)	(12,147)
Net cash used in financing activities	(156,251)	(52,770)
Effect of exchange rate changes on cash	(542)	(82)
Net increase in cash and cash equivalents	46,989	38,738
Cash and cash equivalents at beginning of period	46,126	42,274
Cash and cash equivalents at end of period	$93,115	$81,012

See accompanying notes to consolidated financial statements.

1. Basis of Presentation.
The interim consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
These financial statements include the accounts of Rent-A-Center, Inc. and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., Acceptance Now, Mexico and Franchising.
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States, Canada and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. Our stores in Canada operate under the name “Rent-A-Centre.” We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.”
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers’ locations. Those kiosks can be staffed by an Acceptance Now employee (staffed locations) or employ a virtual solution where customers initiate the rent-to-own transaction online in the retailers' locations using our tablet computer and our virtual solution (direct locations).
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico that lease household durable goods to customers on a rent-to-own basis. Our stores in Mexico operate under the name “RAC - La mejor forma de comprar,” which translates as RAC - A better way to buy.
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
New Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for identifying a discontinued operation. Under ASU 2014-08, the definition of a discontinued operation is limited to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. Rent-A-Center adopted this ASU on January 1, 2015, and it did not have a significant impact on our financial position, results of operations or cash flows.
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
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will be effective for Rent-A-Center for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. Based on balances at March 31, 2015, the impact on our consolidated balance sheet would be a reduction in prepaid expenses and other assets of approximately $15.0 million, a reduction in senior debt of approximately $7.4 million and a reduction in senior notes of approximately $7.6 million.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

2. Correction of Immaterial Errors
During the fourth quarter of 2014, we identified errors in accounting for revenues, cost of revenues and other store expenses resulting in an immaterial correction of errors in our previously issued consolidated financial statements. Each of these errors affected periods beginning prior to 2012 through December 31, 2014. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements. Due to the immaterial nature of the error corrections, the comparable 2014 amounts in the accompanying financial statements have been revised herein as discussed below.
The errors discussed above, adjusted for the related income tax expense impact, resulted in an overstatement of net earnings of $1.6 million for the three-month period ended March 31, 2014 as detailed in the table below:

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

The errors discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been revised as detailed in the table below. These errors had no impact on net cash provided by operating activities:

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

3. Senior Debt.
On March 19, 2014, we entered into a Credit Agreement (the "Credit Agreement") among the Company, the several lenders from time to time parties to the Credit Agreement, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, National Association and SunTrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement represents a refinancing of our senior secured debt outstanding under our prior credit agreement, the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, and as amended by the First Amendment dated as of April 13, 2012, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the "Prior Credit Agreement"). The Credit Agreement provided a $900.0 million senior credit facility consisting of $225.0 million in term loans (the "Term Loans") and a $675.0 million revolving credit facility (the "Revolving Facility"). The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
Also on March 19, 2014, we borrowed $225.0 million in Term Loans and $100.0 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021.
The amounts outstanding under the Term Loans and Revolving Facility at March 31, 2015, were $222.8 million and $120.0 million, respectively. The amounts outstanding under the Term Loan and Revolving Facility at December 31, 2014, were $223.3 million and $255.0 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.4 million had been so utilized as of March 31, 2015, and at which date $450.6 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.50% and 1.50%, respectively, at March 31, 2015, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at March 31, 2015, is equal to 0.50% of the unused portion of the Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limits our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $85.2 million is available);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of March 31, 2015:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	2.92:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	0.97:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.82:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2015 ($830.6 million) by consolidated EBITDA for the 12-month period ending March 31, 2015 ($284.5 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at March 31, 2015 ($274.6 million) by consolidated EBITDA for the 12-month period ending March 31, 2015 ($284.5 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The actual consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending March 31, 2015 ($526.4 million), by consolidated fixed charges for the 12-month period ending March 31, 2015 ($290.0 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities.
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $6.0 million and $14.5 million at March 31, 2015, and December 31, 2014, respectively.
The table below shows the scheduled maturity dates of our outstanding debt at March 31, 2015:

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2015	$1,687	$—	$6,000	$7,687
2016	2,250	—	—	2,250
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	120,000	—	122,250
Thereafter	212,063	—	—	212,063
	$222,750	$120,000	$6,000	$348,750

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
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $85.2 million is available); and

•	engage in a merger or sell substantially all of our assets.
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
At March 31, 2015, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2015, and December 31, 2014, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at March 31, 2015, and December 31, 2014, (in thousands):

	March 31, 2015			December 31, 2014
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$300,000	$282,750	$(17,250)	$300,000	$284,250	$(15,750)
4.75% senior notes	250,000	212,500	(37,500)	250,000	214,375	(35,625)
Total	$550,000	$495,250	$(54,750)	$550,000	$498,625	$(51,375)

6. Other Charges.
Store Consolidation Plan. During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores as part of a multi-year program designed to transform and modernize our operations company-wide in order to improve profitability in the Core U.S. segment. The decision to close these stores was based on management's analysis and evaluation of the markets in which we operate, including our market share, operating results, competitive positioning and growth potential for the affected stores. The store closures resulted in pre-tax restructuring charges of $0.1 million for the three-months ended March 31, 2015, for early lease terminations. We did not record a liability for future lease obligations on these properties as the fair value of the liability at the cease-use date was reduced to zero by estimated sublease rentals that could be obtained for the properties. Accordingly, future lease obligations of approximately $1.4 million that remain as of March 31, 2015, will either be expensed monthly or recognized in full upon negotiation of early termination and are scheduled to be paid out through 2016.
Mexico Store Closures. During 2014, management identified 8 stores in Mexico for closure. Those stores were closed during the first quarter of 2015, resulting in pre-tax restructuring charges of $0.3 million for disposal of fixed assets and leasehold improvements and decommissioning the stores.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Segment information for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues		Revised
Core U.S.	$629,203	$636,475
Acceptance Now	224,277	169,234
Mexico	17,934	15,857
Franchising	6,225	6,907
Total revenues	$877,639	$828,473

	Three Months Ended March 31,
	2015	2014
Gross profit		Revised
Core U.S.	$441,140	$456,795
Acceptance Now	109,164	92,390
Mexico	12,113	11,462
Franchising	2,176	1,903
Total gross profit	$564,593	$562,550

	Three Months Ended March 31,
	2015	2014
Operating profit (loss)		Revised
Core U.S.	$67,573	$73,462
Acceptance Now	34,532	29,522
Mexico	(3,454)	(5,917)
Franchising	1,216	606
Total segment operating profit	99,867	97,673
Corporate	(43,269)	(38,215)
Total operating profit	$56,598	$59,458

	Three Months Ended March 31,
	2015	2014
Depreciation, amortization and write-down of intangibles		Revised
Core U.S.	$12,675	$13,840
Acceptance Now	753	647
Mexico	1,474	1,595
Franchising	49	35
Total segments	14,951	16,117
Corporate	4,813	3,769
Total depreciation, amortization and write-down of intangibles	$19,764	$19,886

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31,
	2015	2014
Capital expenditures		Revised
Core U.S.	$814	$10,304
Acceptance Now	283	662
Mexico	108	2,095
Total segments	1,205	13,061
Corporate	13,040	10,047
Total capital expenditures	$14,245	$23,108
Segment information - Selected balance sheet data (in thousands):

	March 31, 2015	December 31, 2014
On rent rental merchandise, net
Core U.S.	$577,269	$593,945
Acceptance Now	352,306	345,703
Mexico	21,315	20,766
Total on rent rental merchandise, net	$950,890	$960,414

	March 31, 2015	December 31, 2014
Idle rental merchandise, net
Core U.S.	$254,827	$264,211
Acceptance Now	6,262	4,897
Mexico	5,783	8,334
Total idle rental merchandise, net	$266,872	$277,442

	March 31, 2015	December 31, 2014
Assets by segment
Core U.S.	$2,529,100	$2,519,770
Acceptance Now	428,208	420,660
Mexico	53,666	59,841
Franchising	2,966	2,604
Total segments	3,013,940	3,002,875
Corporate	154,610	268,322
Total assets	$3,168,550	$3,271,197

8. Stock-Based Compensation.
We recognized $2.2 million and $1.5 million in pre-tax compensation expense related to stock options and restricted stock units during the three-month periods ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we granted approximately 369,000 stock options, 419,000 performance-based restricted stock units and 163,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 31.66% to 40.68%, a risk-free interest rate of 1.14% to 1.76%, an expected dividend yield of 2.6% to 3.3% and an expected life of 3.50 to 9.25 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2015, was $31.21 and the weighted-average grant-date fair value was $7.59. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2015, was $27.85.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Contingencies.
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
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $16.2 million was outstanding as of March 31, 2015.

10.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31, 2015
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$27,298	53,033	$0.51
Effect of dilutive stock awards	—	344
Diluted earnings per common share	$27,298	53,377	$0.51

	Three Months Ended March 31, 2014
	Net Earnings	Weighted Average Shares	Per Share
Basic earnings per common share	$27,266	52,795	$0.52
Effect of dilutive stock awards	—	225
Diluted earnings per common share	$27,266	53,020	$0.51
For the three-month periods ended March 31, 2015 and 2014, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,042,717 and 2,478,460, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this report and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending:

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial performance of our Core U.S. and Mexico segments;

•	failure to manage our labor and benefit rates, advertising and marketing expenses, operating losses, charge-offs due to customer stolen merchandise, other store expenses or indirect spending;

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
Our Business
We are a rent-to-own industry leader, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers (including tablets and smartphones), furniture and accessories, under flexible rental purchase agreements with no long-term obligation. We were incorporated in Delaware in 1986.
Our Growth Strategy
We are in the midst of a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow our Acceptance Now segment. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. rent-to-own stores; formulating a customer-focused, value-based pricing strategy; developing a new sourcing and distribution model; and implementing new technology into our Acceptance Now locations. We also have other initiatives such as the introduction of the new smartphone product to improve revenues and profits for our Core U.S. stores.
Flexible Labor Model. Historically, we have utilized a fixed labor model in our Core U.S. rent-to-own stores, generally using five employees who perform all tasks including sales, customer verification, collections, merchandise receiving and delivery and setup. This fixed labor model includes regularly scheduled overtime, and does not allow us to scale our costs to match the revenue cycles. We are implementing a flexible labor model utilizing part-time employees so that we can provide better customer service during peak operating hours and gain cost savings during off-peak hours. We will begin general deployment across the network starting in the second quarter of 2015 as attrition occurs. Based on historical attrition rates, we estimate that virtually all Core U.S. rent-to-own stores will have transitioned to the new model by early 2016. The flexible labor model is expected to have a positive impact on Core U.S. operating profit.
Pricing and Promotions. We need to price our products to remain competitive in the market, maintain a customer-centric focus and drive traffic. We tested new pricing strategies in 2014 that we are implementing in our Core U.S. rent-to-own stores in 2015 to meet these challenges. We are focusing on areas of immediate impact, while building a foundation for improvement, and will incorporate more structured and data-driven decision making to improve our Core U.S. marketing promotions, sales events and brand alignment.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Sourcing and Distribution. Since the Company's inception, the stores in our Core U.S. segment have relied on rental merchandise shipped from the manufacturer or distributor directly to the store and have not utilized centralized warehousing and distribution. This operating model allowed us to expand our store base rapidly with lower costs to enter new markets, but also limited our product options, reduced our ability to leverage our expenses, created longer lead times and embedded additional costs. Now that the store base has matured and we have achieved substantial market penetration, we are creating new direct supplier partnerships, implementing a new system to manage distribution operations, implementing a network of distribution centers through a third-party logistics partnership and automating replenishment processes from distribution centers to stores. The use of distribution centers will allow us to take greater advantage of discounted bulk purchasing and will expand the number of potential manufacturers and suppliers, which will allow us to offer our customers a wider selection of products while generating greater margins, better flexibility and improved store service levels.
During the first quarter of 2015, we completed system integration with our third-party logistics provider, finished product sourcing for several categories and are ready to begin opening five new distribution centers in the U.S. We are on track to be fully operational in the second half of 2015.
Acceptance Now. In 2014, we developed a virtual solution that decreased the time to process rental purchase agreements, streamlined the sales process and enhanced the customer's experience. This technology was implemented in 650 of our staffed Acceptance Now locations in 2014. In 2015, we are implementing this technology in all new staffed Acceptance Now locations as well as in certain existing staffed Acceptance Now locations as market conditions warrant. This technology will also be used in our Acceptance Now Direct locations, where the retailer does not have enough credit-constrained customers to justify creating a staffed location. We opened one Acceptance Now Direct location in the first quarter of 2015, with a plan for 1,250 direct locations by the end of the year.
Smartphones. In 2014, we launched a nationwide roll-out of smartphones, a new product category, to our Core U.S. stores. Our smartphone offering, which features rentals of many of the most popular phones, can be packaged with the flexibility and convenience of a no contract voice, text and data plan. For the three months ended March 31, 2015, smartphones were over 8% of our Core U.S. total store revenue.
Technology Investments. Included in our multi-year transformation program are significant investments in new technologies that will enable the strategic programs described above, as well as other initiatives. We are developing and implementing applications and systems to support our new distribution network, such as a warehouse management system and enhancements to our automated replenishment system. As described above, we have developed new technology for the Acceptance Now transaction. We are also in the process of implementing our new store information management system and processes that extend and improve capabilities for store sales and operations. This system is fully operational in ten stores at March 31, 2015, with general deployment starting mid-year.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
The following results of operations narrative and table reflect the revisions to prior year balances due to immaterial error corrections discussed in Note 2 to the consolidated financial statements.
Overview
During the three months ended March 31, 2015, we have continued efforts under our multi-year program designed to transform and modernize our operations company-wide, focusing on introducing a new labor model for our Core U.S. stores, developing a new supply chain, formulating a customer-focused value-based pricing strategy and implementing new technology into our Acceptance Now locations.
Same store sales were a positive 1.0% in the Core U.S. business for the first three months of 2015 over 2014, primarily due to the new smartphone product category and higher merchandise sales. However, revenues decreased by $7.3 million in the first three months of 2015 over 2014 due to the 150-store consolidation completed in the second quarter of 2014.
We continue to grow the Acceptance Now segment. We added 53 staffed locations and closed 27 staffed locations during the first three months of 2015. We also opened our first Acceptance Now Direct location this quarter. We had same store revenues of 34.1% in this segment driven by the continued maturation of the business and the introduction of 90 day option pricing. Our Acceptance Now segment provided approximately 25.6% of our consolidated revenue and 34.6% of our consolidated segment operating profit in the first three months of 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cash flow from operations was $228.0 million. We received a $112.5 million income tax refund which was used to pay down debt. Capital expenditures totaled $14.2 million and we ended the quarter with $93.1 million of cash and cash equivalents.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2015	2014	$	%
Revenues
Store
Rentals and fees	$711,450	$691,187	$20,263	2.9%
Merchandise sales	136,280	108,061	28,219	26.1%
Installment sales	18,253	18,060	193	1.1%
Other	5,431	4,258	1,173	27.5%
Total store revenue	871,414	821,566	49,848	6.1%
Franchise
Merchandise sales	4,387	5,328	(941)	(17.7)%
Royalty income and fees	1,838	1,579	259	16.4%
Total revenues	877,639	828,473	49,166	5.9%
Cost of revenues
Store
Cost of rentals and fees	185,118	175,216	9,902	5.7%
Cost of merchandise sold	117,722	79,617	38,105	47.9%
Cost of installment sales	6,157	6,086	71	1.2%
Total cost of store revenues	308,997	260,919	48,078	18.4%
Franchise cost of merchandise sold	4,049	5,004	(955)	(19.1)%
Total cost of revenues	313,046	265,923	47,123	17.7%
Gross profit	564,593	562,550	2,043	0.4%
Operating expenses
Store expenses
Labor	220,974	225,938	(4,964)	(2.2)%
Other store expenses	224,175	215,158	9,017	4.2%
General and administrative	42,691	42,110	581	1.4%
Depreciation, amortization and write-down of intangibles	19,764	19,886	(122)	(0.6)%
Other charges	391	—	391	—
Total operating expenses	507,995	503,092	4,903	1.0%
Operating profit	56,598	59,458	(2,860)	(4.8)%
Finance charges from refinancing	—	4,213	(4,213)	—
Interest, net	12,388	11,165	1,223	11.0%
Earnings before income taxes	44,210	44,080	130	0.3%
Income tax expense	16,912	16,814	98	0.6%
Net earnings	$27,298	$27,266	$32	0.1%

Three Months Ended March 31, 2015, compared to Three Months Ended March 31, 2014
Store Revenue. Total store revenue increased by $49.8 million, or 6.1%, to $871.4 million for the three months ended March 31, 2015, from $821.6 million for the three months ended March 31, 2014. This was primarily due to increases of approximately $55.0 million in the Acceptance Now segment and approximately $2.1 million in the Mexico segment, partially offset by a decrease of approximately $7.3 million in the Core U.S. segment.
Same store revenue generally represents revenue earned in 3,651 locations that were operated by us for 13 months or more. Same store revenues increased by $54.1 million, or 8.0%, to $727.4 million for the three months ended March 31, 2015, as compared to $673.3 million in 2014. The increase in same store revenues was attributable to growth in the Acceptance Now segment, with

RENT-A-CENTER, INC. AND SUBSIDIARIES

smaller positive contributions from the Core U.S. and Mexico segments. Same store revenues are reported on a constant currency basis beginning in 2015.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2015, increased by $9.9 million, or 5.7%, to $185.1 million, as compared to $175.2 million in 2014. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.0% for the three months ended March 31, 2015, as compared to 25.4% in 2014, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold increased by $38.1 million, or 47.9%, to $117.7 million for the three months ended March 31, 2015, from $79.6 million in 2014, comprised of a $27.2 million increase in the Acceptance Now segment and a $9.9 million increase in the Core U.S. segment. The gross margin percent of merchandise sales decreased to 13.6% for the three months ended March 31, 2015, from 26.3% in 2014. Gross profit as a percent of total revenue was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to lower 90 day option pricing.
Gross Profit. Gross profit increased by $2.0 million, or 0.4%, to $564.6 million for the three months ended March 31, 2015, from $562.6 million in 2014, primarily due to increased gross profit in the Acceptance Now segment, offset by a decrease in gross profit in the Core U.S. segment, discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 64.3% for the three months ended March 31, 2015, as compared to 67.9% in 2014, primarily due to the lower margins in the Acceptance Now segment, discussed further in the segment performance section below.
Store Labor. Store labor decreased by $5.0 million, or 2.2%, to $221.0 million, for the three months ended March 31, 2015, as compared to $225.9 million in 2014. Labor in the Core U.S. segment decreased $9.3 million due to the lower store count year over year and labor hour reductions that occurred in the third quarter of 2014, partially offset by a $4.5 million increase in labor associated with the expansion in the Acceptance Now segment. Store labor expressed as a percentage of total store revenue was 25.4% for the three months ended March 31, 2015, as compared to 27.5% in 2014 due primarily to the labor savings in the Core U.S. segment.
Other Store Expenses. Other store expenses increased by $9.0 million, or 4.2%, to $224.2 million for the three months ended March 31, 2015, as compared to $215.2 million in 2014. This increase was primarily attributable to increased expenses associated with the growth of our Acceptance Now segment and the investments we are making under our multi-year transformation program. Other store expenses expressed as a percentage of total store revenue were 25.7% for the three months ended March 31, 2015, compared to 26.2% in 2014.
General and Administrative Expenses. General and administrative expenses increased by $0.6 million, or 1.4%, to $42.7 million for the three months ended March 31, 2015, as compared to $42.1 million in 2014. General and administrative expenses expressed as a percentage of total revenue decreased to 4.9% for the three months ended March 31, 2015, from 5.1% in 2014.
Operating Profit. Operating profit decreased by $2.9 million, or 4.8%, to $56.6 million for the three months ended March 31, 2015, as compared to $59.5 million in 2014. Operating profit as a percentage of total revenue decreased to 6.4% for the three months ended March 31, 2015, from 7.2% in 2014. These changes were primarily due to the decrease in gross profit in the Core U.S. segment, increased labor and other store expenses associated with the growth of our Acceptance Now segment and the investments we are making under our multi-year transformation program, partially offset by increased gross profit in the Acceptance Now and Mexico segments and the reduction of labor expenses in the Core U.S. segment.
Net Interest. Net interest increased by $1.2 million, or 11.0%, to $12.4 million for the three months ended March 31, 2015, as compared to $11.2 million in 2014, driven by increased debt and a higher rate on our senior credit facility.
Income Tax Expense. Income tax expense decreased by $0.1 million, or 0.6%, to $16.9 million for the three months ended March 31, 2015, as compared to $16.8 million in 2014. The effective tax rate increased 0.11% to 38.25% for the three months ended March 31, 2015, from 38.14% for the comparable period in 2014.
Net Earnings and Earnings per Share. Net earnings of $27.3 million and earnings per share of $0.51 for the three months ended March 31, 2015, were flat to the comparable period in 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Core U.S. segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2015	2014	$	%
Revenues	$629,203	$636,475	$(7,272)	(1.1)%
Gross profit	441,140	456,795	(15,655)	(3.4)%
Operating profit	67,573	73,462	(5,889)	(8.0)%
Change in same store revenue				1.0%
Stores in same store revenue calculation				2,426
Revenues. The decrease in revenues was driven by a $13.0 million decrease in rentals and fees revenue for the three months ended March 31, 2015, compared to 2014, partially offset by a $4.5 million increase in merchandise sales. This decrease in revenue was primarily due to the 150 store consolidation completed in the second quarter of 2014. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three months ended March 31, 2015, as compared to 2014, primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total segment revenue decreased to 70.1% for the three months ended March 31, 2015, from 71.8% in 2014, due to lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to smartphones.
Operating Profit. Operating profit as a percentage of segment revenue decreased to 10.7% for the three months ended March 31, 2015, from 11.5% in 2014. In addition to the decreased gross profit discussed above, labor, as a percent of store revenue, was positively impacted by the lower store count year over year and labor hour reductions that occurred in the third quarter of 2014. Other store expenses, as a percent of store revenue, were negatively impacted by higher skip/stolen losses and higher product service cost from smartphones, offset by a lower store count and lower gas prices. Charge-offs in our Core U.S. rent-to-own stores due to skip/stolen losses, expressed as a percentage of revenues, were approximately 3.8% for the three months ended March 31, 2015, as compared to 2.8% for the comparable period in 2014, driven by smartphone losses.
Acceptance Now segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2015	2014	$	%
Revenues	$224,277	$169,234	$55,043	32.5%
Gross profit	109,164	92,390	16,774	18.2%
Operating profit	34,532	29,522	5,010	17.0%
Change in same store revenue				34.1%
Stores in same store revenue calculation				1,100
Revenues. The increase in revenues in the first three months of 2015 over 2014 was driven by same store revenue growth, the introduction of 90 day option pricing and the increased number of locations. This segment contributed approximately 25.6% of consolidated revenues and approximately 34.6% of segment operating profit in the three months ended March 31, 2015, compared to approximately 20.4% of revenue and 30.2% of segment operating profit for the comparable period in 2014.
Gross profit. Gross profit increased as a result of increased revenues in this segment. Gross profit as a percentage of revenues was 48.7% for the three months ended March 31, 2015, as compared to 54.6% for the comparable period in 2014. Gross margin was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to lower 90 day option pricing.
Operating profit. Operating profit as a percentage of total revenue was 15.4% for the three months ended March 31, 2015, compared to 17.4%, for the comparable period in 2014. The increased gross profit discussed above was partially offset by increased labor and other store expenses associated with the expansion in this segment. Charge-offs in our Acceptance Now locations due to skip/stolen losses, expressed as a percentage of revenues, were approximately 7.7% for the three months ended March 31, 2015, respectively, as compared to 6.5% for the comparable periods in 2014. The ratio of agreement charge-offs to total agreements in

RENT-A-CENTER, INC. AND SUBSIDIARIES

this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment.
Mexico segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2015	2014	$	%
Revenues	$17,934	$15,857	$2,077	13.1%
Gross profit	12,113	11,462	651	5.7%
Operating loss	(3,454)	(5,917)	2,463	41.6%
Change in same store revenue				15.1%
Stores in same store revenue calculation				125
Revenues. The reported revenues for the three months ended March 31, 2015, were reduced by approximately $2.3 million due to exchange rate fluctuations compared to 2014. Revenue growth was primarily due to the growth in same store revenue. Same store revenues are reported on a constant currency basis beginning in 2015.
Gross Profit. Gross profit increased primarily due to increased revenue as discussed above. Gross profit as a percentage of total revenues was 67.5% for the three months ended March 31, 2015, respectively, compared to 72.3% in 2014.
Operating Loss. Operating loss as a percentage of total revenue decreased to 19.3% for the three months ended March 31, 2015, from 37.3% for in 2014. This improvement was the initial result of operating initiatives designed to improve financial performance of our operations.
Franchising segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2015	2014	$	%
Revenues	$6,225	$6,907	$(682)	(9.9)%
Gross profit	2,176	1,903	273	14.3%
Operating profit	1,216	606	610	100.7%
Revenues. Merchandise sales decreased approximately $0.9 million for the three months ended March 31, 2015, from the same period in 2014, partially offset by an increase of approximately $0.3 million in royalty income and fees.
Gross Profit. Gross profit as a percentage of revenues increased to 35.0% for the three months ended March 31, 2015, from 27.6% for the comparable period in 2014, primarily due to an increase in royalty revenue as a percentage of total revenue, resulting primarily from the increased royalty fee percentage paid by Rent-A-Center franchisees.
Operating Profit. Operating profit as a percentage of total revenue increased to 19.5% for the three months ended March 31, 2015, compared to 8.8% for 2014, due to a decrease in general and administrative expenses and the increase in gross profit discussed above.
Liquidity and Capital Resources
Overview. During the three months ended March 31, 2015, we had $228.0 million of net cash provided by operating activities. We received a $112.5 million income tax refund which was used to pay down debt. We used cash in the amount of $14.2 million for capital expenditures and used $12.7 million for payment of dividends, ending the three-month period with $93.1 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $108.0 million to $228.0 million for the three months ended March 31, 2015, from $120.1 million in 2014. This was primarily attributable to the receipt in 2015 of a $112.5 million income tax refund.
Cash used in investing activities decreased approximately $4.2 million to $24.3 million for the three months ended March 31, 2015, from $28.5 million in 2014, due primarily to a reduction in capital expenditures, partially offset by an increase in cash paid for the acquisition of businesses.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Net cash used in financing activities was $156.3 million for the three months ended March 31, 2015, compared to $52.8 million in 2014, a change of $103.5 million. Our net reduction in debt was $144.1 million for the three months ended March 31, 2015, as compared to $41.3 million for the comparable period in 2014.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $469.5 million was available at April 27, 2015, at which date we had $81.6 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to service our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2013 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing and had a negative effect of $127.0 million on our 2014 cash flow. On December 18, 2014, President Obama signed into law the Tax Increase Prevention Act of 2014 (“TIPA”) which extended the bonus depreciation through December 2014. Most, if not all, of the 2014 tax liability had been paid by December 15, 2014, resulting in a refund of $112.5 million which was received in the first quarter of 2015. We estimate that the remaining tax deferral associated with these acts approximates $169.6 million at December 31, 2014, of which approximately 74.0%, or $125.5 million will reverse in 2015, and the remainder will reverse between 2016 and 2017.
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
Merchandise. A reconciliation of merchandise, which includes purchases, follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
		Revised
Beginning merchandise value	$1,242,711	$1,128,236
Merchandise additions through acquisitions	3,544	4,673
Purchases	349,051	265,227
Depreciation of rental merchandise	(179,668)	(169,489)
Cost of goods sold	(123,879)	(85,703)
Skips and stolens	(41,202)	(31,139)
Other merchandise deletions (1)	(28,065)	(12,186)
Ending merchandise value	$1,222,492	$1,099,619
__________

(1)	Other merchandise deletions include loss/damage waiver claims and unrepairable and missing merchandise, as well as acquisition write-offs.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $14.2 million and $23.1 million on capital expenditures during the three-month periods ended March 31, 2015 and 2014, respectively, and expect to spend between $70 million and $80 million in 2015.
Acquisitions and New Location Openings. During the first three months of 2015, we acquired locations and accounts for approximately $11.9 million in 6 different transactions.
The table below summarizes the location activity for the three-month period ended March 31, 2015.

	Three Months Ended March 31, 2015
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,824	1,406	—	177	187	4,594
New location openings	—	53	1	—	4	58
Acquired locations remaining open	4	—	—	—	—	4
Closed locations
Merged with existing locations	4	27	—	8	—	39
Sold or closed with no surviving location	4	—	—	—	7	11
Locations at end of period	2,820	1,432	1	169	184	4,606
Acquired locations closed and accounts merged with existing locations	15	—	—	—	—	15
Total approximate purchase price of acquired stores (in thousands)	$11,863	$—	$—	$—	$—	$11,863
Senior Debt. As discussed in Note 3 to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.4 million had been so utilized as of April 27, 2015, at which date $120.0 million was outstanding and $450.6 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.54% at April 27, 2015.
Senior Notes. See descriptions of the senior notes in Note 4 to the consolidated financial statements.
Store Leases. We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association (“Texas Capital Bank”) under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $16.2 million was outstanding as of March 31, 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2015:

	Payments Due by Period
Contractual Cash Obligations	Total		2015	2016-2017	2018-2019	Thereafter
	(In thousands)
Senior Term Debt	$222,750	(1)	$1,687	$4,500	$4,500	$212,063
Revolving Facility	120,000	(2)	—	—	120,000	—
INTRUST Line of Credit	6,000		6,000	—	—	—
6.625% Senior Notes(3)	419,250		19,875	39,750	39,750	319,875
4.75% Senior Notes(4)	327,188		11,875	23,750	23,750	267,813
Operating Leases	520,467		138,656	266,575	107,035	8,201
Total(5)	$1,615,655		$178,093	$334,575	$295,035	$807,952
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at March 31, 2015, was 0.75%.

(2)
Amount referenced does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.75% or the prime rate plus 0.50% to 1.75% at our election. The weighted average Eurodollar rate on our Revolving Facility at March 31, 2015, was 0.15%.

(3)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(5)
As of March 31, 2015, we have $14.5 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will be effective for Rent-A-Center for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. Based on balances at March 31, 2015, the impact on our consolidated balance sheet would be a reduction in prepaid expenses and other assets of approximately $15.0 million, a reduction in senior debt of approximately $7.4 million and a reduction in senior notes of approximately $7.6 million.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2015, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $222.8 million outstanding in Term Loans, $120.0 million outstanding on our Revolving Facility and $6.0 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at March 31, 2015, was $282.8 million. The fair value of the 4.75% senior notes, based on the closing price at March 31, 2015, was $212.5 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2015, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at March 31, 2015, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $2.2 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2015, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. For the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 1, 2015

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

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014.)

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

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

INDEX TO EXHIBITS

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† Management contract or compensatory plan or arrangement.
* Filed herewith.