Form 10-Q
period 2015-06-30
RENT A CENTER INC DE
filed 2015-08-11
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2015:

Class	Outstanding
Common stock, $.01 par value per share	53,054,859

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands, except per share data)	Unaudited		Unaudited
Revenues		Revised		Revised
Store
Rentals and fees	$704,125	$681,749	$1,415,575	$1,372,936
Merchandise sales	83,286	59,610	219,566	167,671
Installment sales	18,161	17,771	36,414	35,831
Other	4,725	3,734	10,156	7,992
Total store revenues	810,297	762,864	1,681,711	1,584,430
Franchise
Merchandise sales	3,179	3,840	7,566	9,168
Royalty income and fees	1,867	1,722	3,705	3,301
Total revenues	815,343	768,426	1,692,982	1,596,899
Cost of revenues
Store
Cost of rentals and fees	185,406	174,600	370,524	349,816
Cost of merchandise sold	82,363	47,113	200,085	126,730
Cost of installment sales	6,114	6,075	12,271	12,161
Total cost of store revenues	273,883	227,788	582,880	488,707
Franchise cost of merchandise sold	2,931	3,614	6,980	8,618
Total cost of revenues	276,814	231,402	589,860	497,325
Gross profit	538,529	537,024	1,103,122	1,099,574
Operating expenses
Store expenses
Labor	212,534	222,269	433,508	448,207
Other store expenses	205,602	205,768	429,777	420,926
General and administrative expenses	45,182	43,592	87,873	85,702
Depreciation, amortization and write-down of intangibles	20,397	20,628	40,161	40,514
Other charges	5,113	4,377	5,504	4,377
	488,828	496,634	996,823	999,726
Operating profit	49,701	40,390	106,299	99,848
Finance charges from refinancing	—	—	—	4,213
Interest expense	12,143	11,796	24,721	23,197
Interest income	(182)	(245)	(372)	(481)
Earnings before income taxes	37,740	28,839	81,950	72,919
Income tax expense	14,593	11,158	31,505	27,972
NET EARNINGS	$23,147	$17,681	$50,445	$44,947
Basic earnings per common share	$0.44	$0.33	$0.95	$0.85
Diluted earnings per common share	$0.43	$0.33	$0.95	$0.85
Cash dividends declared per common share	$0.24	$0.23	$0.48	$0.46

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands)	Unaudited		Unaudited
		Revised		Revised
Net earnings	$23,147	$17,681	$50,445	$44,947
Other comprehensive (loss) income:
Foreign currency translation adjustments	(605)	268	(1,382)	171
Total other comprehensive (loss) income	(605)	268	(1,382)	171
COMPREHENSIVE INCOME	$22,542	$17,949	$49,063	$45,118

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$70,511	$46,126
Receivables, net of allowance for doubtful accounts of $3,043 and $4,023 in 2015 and 2014, respectively	63,894	65,492
Prepaid expenses and other assets	74,923	206,150
Rental merchandise, net
On rent	906,175	960,414
Held for rent	272,326	277,442
Merchandise held for installment sale	4,485	4,855
Property assets, net of accumulated depreciation of $467,787 and $440,586 in 2015 and 2014, respectively	334,795	332,726
Goodwill, net	1,375,534	1,370,459
Other intangible assets, net	8,639	7,533
	$3,111,282	$3,271,197
LIABILITIES
Accounts payable – trade	$116,702	$141,878
Accrued liabilities	346,122	351,812
Deferred income taxes	273,558	345,299
Senior debt	406,193	492,813
Senior notes	550,000	550,000
	1,692,575	1,881,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,423,881 and 109,353,001 shares issued in 2015 and 2014, respectively	1,094	1,094
Additional paid-in capital	818,940	813,178
Retained earnings	1,952,377	1,927,445
Treasury stock at cost, 56,369,752 shares in 2015 and 2014	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(6,027)	(4,645)
	1,418,707	1,389,395
	$3,111,282	$3,271,197

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
(In thousands)	Unaudited
		Revised
Cash flows from operating activities
Net earnings	$50,445	$44,947
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	365,644	339,037
Bad debt expense	6,822	6,205
Stock-based compensation expense	4,986	3,462
Depreciation of property assets	37,671	40,288
Loss on sale or disposal of property assets	3,450	2,772
Amortization of intangibles	1,810	1,456
Amortization of financing fees	1,550	1,729
Deferred income taxes	(71,741)	(52,101)
Excess tax benefit related to stock awards	(67)	(157)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(302,785)	(301,721)
Receivables	(5,223)	(7,047)
Prepaid expenses and other assets	129,614	(6,520)
Accounts payable – trade	(25,175)	(935)
Accrued liabilities	(7,767)	(2,454)
Net cash provided by operating activities	189,234	68,961
Cash flows from investing activities
Purchase of property assets	(42,869)	(41,450)
Proceeds from sale of property assets	3,844	3,103
Acquisitions of businesses	(14,071)	(9,300)
Net cash used in investing activities	(53,096)	(47,647)
Cash flows from financing activities
Exercise of stock options	1,155	1,622
Excess tax benefit related to stock awards	67	157
Proceeds from debt	347,730	412,400
Repayments of debt	(434,350)	(385,438)
Dividends paid	(25,493)	(24,307)
Net cash (used in) provided by financing activities	(110,891)	4,434
Effect of exchange rate changes on cash	(862)	46
Net increase in cash and cash equivalents	24,385	25,794
Cash and cash equivalents at beginning of period	46,126	42,274
Cash and cash equivalents at end of period	$70,511	$68,068

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. The adoption of ASU 2014-09 will be required for Rent-A-Center beginning January 1, 2018, with early adoption permitted as of the original effective date. The ASU allows adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of determining what impact, if any, the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will be required for Rent-A-Center for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. Adoption will be effective for Rent-A-Center beginning January 1, 2016, and we are currently in the process of determining the impact of the adoption of this ASU on our consolidated balance sheet. There will be no impact to our results of operations or cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The errors discussed above, adjusted for the related income tax expense impact, resulted in an understatement of net earnings of $0.1 million for the three-month period ended June 30, 2014 and an overstatement of net earnings of $1.4 million for the six-month period ended June 30, 2014, as detailed in the table below:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Rentals and fees	$684,134	$(2,385)	$681,749	$1,378,302	$(5,366)	$1,372,936
Installment sales	18,054	(283)	17,771	36,410	(579)	35,831
Franchise merchandise sales	5,963	(2,123)	3,840	13,287	(4,119)	9,168
Total revenues	773,217	(4,791)	768,426	1,606,963	(10,064)	1,596,899
Cost of rentals and fees	177,512	(2,912)	174,600	355,382	(5,566)	349,816
Cost of installment sales	6,358	(283)	6,075	12,740	(579)	12,161
Franchise cost of merchandise sold	5,737	(2,123)	3,614	12,737	(4,119)	8,618
Total cost of revenues	236,720	(5,318)	231,402	507,589	(10,264)	497,325
Gross profit	536,497	527	537,024	1,099,374	200	1,099,574
Store labor	222,083	186	222,269	447,761	446	448,207
Other store expenses	205,658	110	205,768	421,098	(172)	420,926
Operating profit	40,159	231	40,390	99,922	(74)	99,848
Finance charges from refinancing	—	—	—	1,946	2,267	4,213
Earnings before income taxes	28,608	231	28,839	75,260	(2,341)	72,919
Income tax expense	11,075	83	11,158	28,870	(898)	27,972
Net earnings	17,533	148	17,681	46,390	(1,443)	44,947
Basic earnings per common share	$0.33	$—	$0.33	$0.88	$(0.03)	$0.85
Diluted earnings per common share	$0.33	$—	$0.33	$0.87	$(0.02)	$0.85

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The errors discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been revised as detailed in the table below. These errors had no impact on net cash provided by operating activities:

	Six Months Ended June 30, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised
Net earnings	$46,390	$(1,443)	$44,947
Depreciation of rental merchandise	339,773	(736)	339,037
Finance charges from refinancing	1,946	(1,946)	—
Deferred income taxes	(51,204)	(897)	(52,101)
Rental merchandise	(313,324)	11,603	(301,721)
Receivables	(7,039)	(8)	(7,047)
Prepaid expenses and other assets	270	(6,790)	(6,520)
Accounts payable - trade	(663)	(272)	(935)
Accrued liabilities	(2,943)	489	(2,454)
Net cash provided by operating activities	68,961	—	68,961

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
The amounts outstanding under the Term Loans and Revolving Facility at June 30, 2015, were $222.2 million and $170.0 million, respectively. The amounts outstanding under the Term Loan and Revolving Facility at December 31, 2014, were $223.3 million and $255.0 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.4 million had been so utilized as of June 30, 2015, and at which date $400.6 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.25% and 1.50%, respectively, at June 30, 2015, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at June 30, 2015, is equal to 0.50% of the unused portion of the Revolving Facility.

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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limit our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $84.7 million is available at June 30, 2015);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of June 30, 2015:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	3.09:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.18:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.85:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2015 ($910.7 million) by consolidated EBITDA for the 12-month period ending June 30, 2015 ($294.3 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at June 30, 2015 ($346.7 million) by consolidated EBITDA for the 12-month period ending June 30, 2015 ($294.3 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The actual consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending June 30, 2015 ($535.3 million), by consolidated fixed charges for the 12-month period ending June 30, 2015 ($289.5 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $14.0 million and $14.5 million at June 30, 2015, and December 31, 2014, respectively, and generally renews on August 21 of each year.
The table below shows the scheduled maturity dates of our outstanding debt at June 30, 2015:

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2015	$1,125	$—	$14,005	$15,130
2016	2,250	—	—	2,250
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	170,000	—	172,250
Thereafter	212,063	—	—	212,063
	$222,188	$170,000	$14,005	$406,193

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
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payment basket under which approximately $84.7 million is available at June 30, 2015); and

•	engage in a merger or sell substantially all of our assets.
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
At June 30, 2015, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2015, and December 31, 2014, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at June 30, 2015, and December 31, 2014, (in thousands):

	June 30, 2015			December 31, 2014
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$300,000	$294,750	$(5,250)	$300,000	$284,250	$(15,750)
4.75% senior notes	250,000	218,125	(31,875)	250,000	214,375	(35,625)
Total	$550,000	$512,875	$(37,125)	$550,000	$498,625	$(51,375)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Other Charges.
Mexico Store Consolidation Plan. During 2015, management closed 34 stores in Mexico. All of the accounts in the 34 stores closed were merged into existing stores. These store closures resulted in pre-tax restructuring charges of $2.8 million and $3.1 million in the Mexico segment for the three-month and six-month periods ended June 30, 2015, respectively, for disposal of fixed assets and leasehold improvements and other charges to decommission the stores.
Sourcing and Distribution Network Startup Costs. As a result of an agreement with a third-party logistics partner, we incurred approximately $1.7 million of one-time costs to set up warehousing facilities and distribution routes, reflected in the Core U.S. segment.
Sale of Stores. In June 2015, we sold six Core U.S. rent-to-own stores in a single transaction, resulting in a $0.6 million loss.
Core U.S. Store Consolidation Plan. During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores, resulting in a pre-tax restructuring charge of $4.4 million during the second quarter of 2014. This charge included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $0.9 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores.

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
As discussed in Note S to the consolidated financial statements included in our Annual Report on Form 10-K, beginning with the fourth quarter of 2014, we no longer allocate corporate costs and assets to our reportable segments. In the following tables, previously reported 2014 amounts have been revised to present corporate amounts separate from the reportable segments.
Segment information for the three months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues		Revised		Revised
Core U.S.	$593,496	$594,053	$1,222,699	$1,230,528
Acceptance Now	200,464	151,153	424,741	320,387
Mexico	16,337	17,658	34,271	33,515
Franchising	5,046	5,562	11,271	12,469
Total revenues	$815,343	$768,426	$1,692,982	$1,596,899

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit		Revised		Revised
Core U.S.	$421,610	$432,491	$862,750	$889,286
Acceptance Now	103,896	89,869	213,060	182,259
Mexico	10,908	12,716	23,021	24,178
Franchising	2,115	1,948	4,291	3,851
Total gross profit	$538,529	$537,024	$1,103,122	$1,099,574

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating profit (loss)		Revised		Revised
Core U.S.	$66,698	$60,193	$134,271	$133,655
Acceptance Now	31,696	27,255	66,228	56,777
Mexico	(7,179)	(6,482)	(10,633)	(12,399)
Franchising	991	417	2,207	1,023
Total segment operating profit	92,206	81,383	192,073	179,056
Corporate	(42,505)	(40,993)	(85,774)	(79,208)
Total operating profit	$49,701	$40,390	$106,299	$99,848

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation, amortization and write-down of intangibles		Revised		Revised
Core U.S.	$13,084	$14,496	$25,759	$28,336
Acceptance Now	799	676	1,552	1,323
Mexico	1,412	1,733	2,886	3,328
Franchising	46	51	95	86
Total segments	15,341	16,956	30,292	33,073
Corporate	5,056	3,672	9,869	7,441
Total depreciation, amortization and write-down of intangibles	$20,397	$20,628	$40,161	$40,514

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital expenditures		Revised		Revised
Core U.S.	$5,435	$7,387	$6,249	$17,691
Acceptance Now	545	1,421	828	2,083
Mexico	10	1,393	118	3,488
Total segments	5,990	10,201	7,195	23,262
Corporate	22,634	8,141	35,674	18,188
Total capital expenditures	$28,624	$18,342	$42,869	$41,450
Segment information - Selected balance sheet data (in thousands):

	June 30, 2015	December 31, 2014
On rent rental merchandise, net
Core U.S.	$546,753	$593,945
Acceptance Now	343,330	345,703
Mexico	16,092	20,766
Total on rent rental merchandise, net	$906,175	$960,414

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2015	December 31, 2014
Held for rent rental merchandise, net
Core U.S.	$255,564	$264,211
Acceptance Now	5,852	4,897
Mexico	10,910	8,334
Total held for rent rental merchandise, net	$272,326	$277,442

	June 30, 2015	December 31, 2014
Assets by segment
Core U.S.	$2,477,554	$2,519,770
Acceptance Now	419,863	420,660
Mexico	46,701	59,841
Franchising	2,294	2,604
Total segments	2,946,412	3,002,875
Corporate	164,870	268,322
Total assets	$3,111,282	$3,271,197

8. Stock-Based Compensation.
We recognized $2.8 million and $2.0 million in pre-tax compensation expense related to stock options and restricted stock units during the three-month periods ended June 30, 2015 and 2014, respectively, and $5.0 million and $3.5 million during the six-month periods ended June 30, 2015 and 2014. During the six months ended June 30, 2015, we granted approximately 524,000 stock options, 419,000 performance-based restricted stock units and 163,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 30.55% to 40.68%, a risk-free interest rate of 0.98% to 1.76%, an expected dividend yield of 2.6% to 3.5% and an expected life of 3.50 to 9.25 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2015, was $30.10 and the weighted-average grant-date fair value was $6.95. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2015, was $27.85.

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
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $14.6 million was outstanding as of June 30, 2015.

10.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net earnings	$23,147	$17,681	$50,445	$44,947
Denominator:
Weighted-average shares outstanding	53,039	52,824	53,036	52,809
Effect of dilutive stock awards	322	250	333	238
Weighted-average dilutive shares	53,361	53,074	53,369	53,047

Basic earnings per share	$0.44	$0.33	$0.95	$0.85
Diluted earnings per share	$0.43	$0.33	$0.95	$0.85
For the three-month periods ended June 30, 2015 and 2014, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,041,664 and 2,398,269, respectively.
For the six-month periods ended June 30, 2015 and 2014, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,041,664 and 2,418,436, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this report and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending:

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial performance of our Core U.S. and Mexico segments;

•	failure to manage our store labor and other store expenses;

•
our ability to develop and successfully execute the competencies and capabilities which are the focus of our multi-year program designed to transform and modernize our operations, including the flexible labor and sourcing and distribution initiatives;

•	our ability to successfully implement our new store information management system;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or e-commerce capabilities;

•
our ability to execute and the effectiveness of a store consolidation, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;

•	rapid inflation or deflation in prices of our products;

•	our available cash flow;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the rent-to-own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

RENT-A-CENTER, INC. AND SUBSIDIARIES

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

•
the impact of any breaches in data security or other disturbances to our information technology and other networks and our ability to protect the integrity and security of individually identifiable data of our customers and employees;

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
Flexible Labor Model. Historically, we have utilized a fixed labor model in our Core U.S. rent-to-own stores, generally using five employees who perform all tasks including sales, customer verification, collections, merchandise receiving and delivery and setup. This fixed labor model includes regularly scheduled overtime, and does not allow us to scale our costs to match the revenue cycles. We are implementing a flexible labor model utilizing part-time employees so that we can provide better customer service during peak operating hours and gain cost savings by reducing or eliminating overtime hours. We began general deployment across the network starting in the second quarter of 2015, and the new model has been introduced in approximately 800 Core U.S. locations. Based on historical attrition rates, we estimate that virtually all Core U.S. rent-to-own stores will have transitioned to the new model by early 2016. The flexible labor model is expected to have a positive impact on Core U.S. operating profit.
Pricing and Promotions. We continue to transition from our historical cost-based pricing model to a data driven, market-responsive model in the Core U.S. segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Sourcing and Distribution. Since the Company's inception, the stores in our Core U.S. segment have relied on rental merchandise shipped from the manufacturer or distributor directly to the store and have not utilized centralized warehousing and distribution. This operating model allowed us to expand our store base rapidly with lower costs to enter new markets, but also limited our product options, reduced our ability to leverage our expenses, created longer lead times and embedded additional costs. Now that the store base has matured and we have achieved substantial market penetration, we have created new direct supplier partnerships, implemented a new system to manage distribution operations, implemented a network of distribution centers through a third-party logistics partnership and automated replenishment processes from distribution centers to stores. The use of distribution centers will allow us to take greater advantage of discounted bulk purchasing and will expand the number of potential manufacturers and suppliers, which will allow us to offer our customers a wider selection of products while generating greater margins, better flexibility and improved store service levels.
Acceptance Now. In 2014, we developed a virtual solution that decreased the time to process rental purchase agreements, streamlined the sales process and enhanced the customer's experience. This technology was implemented in 650 of our staffed Acceptance Now locations in 2014. In 2015, we are deploying this technology in all new staffed Acceptance Now locations as well as in certain existing staffed Acceptance Now locations as market conditions warrant. This technology will also be used in our Acceptance Now Direct locations, where the retailer does not have enough credit-constrained customers to justify creating a staffed location.
We deployed our online approval engine to seven key retail partner websites, and we have implemented the cascade/approval waterfall or retail partner point-of-sale integration to over 200 existing locations. Since we took advantage of the opportunity to grow these channels in the first half of the year, we now plan to roll out approximately 500 direct locations by the end of 2015.
Smartphones. In 2014, we launched a nationwide roll-out of smartphones, a new product category, to our Core U.S. stores. Our smartphone offering, which features rentals of many of the most popular phones, can be packaged with the flexibility and convenience of a no contract voice, text and data plan. For the three months ended June 30, 2015, smartphones were approximately 9% of our Core U.S. total store revenue.
Technology Investments. Included in our multi-year transformation program are significant investments in new technologies that will enable the strategic programs described above, as well as other initiatives. We have developed and implemented applications and systems to support our new distribution network, such as a warehouse management system and enhancements to our automated replenishment system. As described above, we have developed new technology for the Acceptance Now transaction. We are also in the process of implementing our new store information management system and processes that extend and improve capabilities for store sales and operations. This system is operational in 34 stores at June 30, 2015, with general deployment starting in the second half of 2015 pending success at specific milestones.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
The following results of operations narrative and tables reflect the revisions to prior year balances due to immaterial error corrections discussed in Note 2 to the consolidated financial statements.
Overview
During the first half of 2015, we have continued efforts under our multi-year program designed to transform and modernize our operations company-wide, focusing on introducing a new labor model for our Core U.S. stores, developing a new supply chain, formulating a customer-focused, value-based pricing strategy and implementing new technology into our Acceptance Now locations. The flexible labor model has been embraced by store managers and had a positive impact on financial results for the current period. Three of our five planned distribution centers were operational at June 30, with the remaining two operational in July. We incurred and expensed contractual start-up costs of $1.7 million that will benefit us over the term of the contract with our third-party logistics partner.
Same store sales were a positive 1.0% and 1.4% in the Core U.S. business for the first and second quarters of 2015, respectively, primarily due to the new smartphone product category and higher merchandise sales. While revenues decreased by $7.8 million in the first half of 2015 over 2014 due to the 150-store consolidation completed in the second quarter of 2014, we had a slight increase in operating profit due to the progress on our initiatives.
We continue to grow the Acceptance Now segment, adding 101 staffed locations and closing 47 staffed locations during the first half of 2015. We also opened our first Acceptance Now Direct location and completed the first conversion of a staffed location to a direct location. We had same store revenue growth of 32.9% for the first half of 2015 in this segment, driven by the continued

RENT-A-CENTER, INC. AND SUBSIDIARIES

maturation of the business and the introduction of 90 day option pricing. Our Acceptance Now segment provided approximately 25.1% of our consolidated revenue and 34.5% of our consolidated segment operating profit in the first half of 2015.
We closed 34 of our Mexico stores in the first half of 2015, as discussed in Note 6 to the consolidated financial statements. These store closures were a part of our operating initiatives to improve the financial performance of that segment.
Cash flow from operations was $189.2 million for the six months ended June 30, 2015. We received a $112.5 million income tax refund which we used to pay down debt, our capital expenditures were $42.9 million, we paid $25.5 million in dividends and we ended the quarter with $70.5 million of cash and cash equivalents.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
Revenues		Revised				Revised
Store
Rentals and fees	$704,125	$681,749	$22,376	3.3%	$1,415,575	$1,372,936	$42,639	3.1%
Merchandise sales	83,286	59,610	23,676	39.7%	219,566	167,671	51,895	31.0%
Installment sales	18,161	17,771	390	2.2%	36,414	35,831	583	1.6%
Other	4,725	3,734	991	26.5%	10,156	7,992	2,164	27.1%
Total store revenue	810,297	762,864	47,433	6.2%	1,681,711	1,584,430	97,281	6.1%
Franchise
Merchandise sales	3,179	3,840	(661)	(17.2)%	7,566	9,168	(1,602)	(17.5)%
Royalty income and fees	1,867	1,722	145	8.4%	3,705	3,301	404	12.2%
Total revenues	815,343	768,426	46,917	6.1%	1,692,982	1,596,899	96,083	6.0%
Cost of revenues
Store
Cost of rentals and fees	185,406	174,600	10,806	6.2%	370,524	349,816	20,708	5.9%
Cost of merchandise sold	82,363	47,113	35,250	74.8%	200,085	126,730	73,355	57.9%
Cost of installment sales	6,114	6,075	39	0.6%	12,271	12,161	110	0.9%
Total cost of store revenues	273,883	227,788	46,095	20.2%	582,880	488,707	94,173	19.3%
Franchise cost of merchandise sold	2,931	3,614	(683)	(18.9)%	6,980	8,618	(1,638)	(19.0)%
Total cost of revenues	276,814	231,402	45,412	19.6%	589,860	497,325	92,535	18.6%
Gross profit	538,529	537,024	1,505	0.3%	1,103,122	1,099,574	3,548	0.3%
Operating expenses
Store expenses
Labor	212,534	222,269	(9,735)	(4.4)%	433,508	448,207	(14,699)	(3.3)%
Other store expenses	205,602	205,768	(166)	(0.1)%	429,777	420,926	8,851	2.1%
General and administrative	45,182	43,592	1,590	3.6%	87,873	85,702	2,171	2.5%
Depreciation, amortization and write-down of intangibles	20,397	20,628	(231)	(1.1)%	40,161	40,514	(353)	(0.9)%
Other charges	5,113	4,377	736	16.8	5,504	4,377	1,127	25.7
Total operating expenses	488,828	496,634	(7,806)	(1.6)%	996,823	999,726	(2,903)	(0.3)%
Operating profit	49,701	40,390	9,311	23.1%	106,299	99,848	6,451	6.5%
Finance charges from refinancing	—	—	—	—	—	4,213	(4,213)	(100.0)%
Interest, net	11,961	11,551	410	3.5%	24,349	22,716	1,633	7.2%
Earnings before income taxes	37,740	28,839	8,901	30.9%	81,950	72,919	9,031	12.4%
Income tax expense	14,593	11,158	3,435	30.8%	31,505	27,972	3,533	12.6%
Net earnings	$23,147	$17,681	$5,466	30.9%	$50,445	$44,947	$5,498	12.2%

RENT-A-CENTER, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2015, compared to Three Months Ended June 30, 2014
Store Revenue. Total store revenue increased by $47.4 million, or 6.2%, to $810.3 million for the three months ended June 30, 2015, from $762.9 million for the three months ended June 30, 2014. This was primarily due to an increase of approximately $49.3 million in the Acceptance Now segment.
Same store revenue generally represents revenue earned in 3,624 locations that were operated by us for 13 months or more. Same store revenues increased by $47.7 million, or 7.5%, to $679.7 million for the three months ended June 30, 2015, as compared to $632.0 million in 2014. The increase in same store revenues was attributable to growth in the Acceptance Now and Core U.S. segments. Same store revenues are reported on a constant currency basis beginning in 2015.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2015, increased by $10.8 million, or 6.2%, to $185.4 million, as compared to $174.6 million in 2014. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.3% for the three months ended June 30, 2015, as compared to 25.6% in 2014, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold increased by $35.3 million, or 74.8%, to $82.4 million for the three months ended June 30, 2015, from $47.1 million in 2014, comprised of a $25.0 million increase in the Acceptance Now segment and a $9.3 million increase in the Core U.S. segment. The gross margin percent of merchandise sales decreased to 1.1% for the three months ended June 30, 2015, from 21.0% in 2014. Gross profit as a percent of total revenue was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales, primarily due to increased usage of the 90 day option pricing in the Acceptance Now segment and sales of smartphones in the Core U.S. segment.
Gross Profit. Gross profit increased by $1.5 million, or 0.3%, to $538.5 million for the three months ended June 30, 2015, from $537.0 million in 2014, primarily due to increased gross profit in the Acceptance Now segment, offset by decreases in gross profit in the Core U.S. and Mexico segments, discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 66.0% for the three months ended June 30, 2015, as compared to 69.9% in 2014, primarily due to the lower margins in the Acceptance Now segment, discussed further in the segment performance section below.
Store Labor. Store labor decreased by $9.7 million, or 4.4%, to $212.5 million, for the three months ended June 30, 2015, as compared to $222.3 million in 2014. Labor in the Core U.S. segment decreased $13.5 million due to the labor hour reductions that occurred in the third quarter of 2014, lower store count year over year and lower health care costs, partially offset by a $4.9 million increase in the Acceptance Now segment associated with the expansion of that segment. Store labor expressed as a percentage of total store revenue was 26.2% for the three months ended June 30, 2015, as compared to 29.1% in 2014 due primarily to the labor savings in the Core U.S. segment.
Other Store Expenses. Other store expenses decreased by $0.2 million, or 0.1%, to $205.6 million for the three months ended June 30, 2015, as compared to $205.8 million in 2014. Other store expenses expressed as a percentage of total store revenue were 25.4% for the three months ended June 30, 2015, compared to 27.0% in 2014, discussed further in the segment performance section below.
General and Administrative Expenses. General and administrative expenses increased by $1.6 million, or 3.6%, to $45.2 million for the three months ended June 30, 2015, as compared to $43.6 million in 2014. General and administrative expenses expressed as a percentage of total revenue decreased to 5.5% for the three months ended June 30, 2015, from 5.7% in 2014.
Operating Profit. Operating profit increased by $9.3 million, or 23.1%, to $49.7 million for the three months ended June 30, 2015, as compared to $40.4 million in 2014. Operating profit as a percentage of total revenue increased to 6.1% for the three months ended June 30, 2015, from 5.3% in 2014. These changes were primarily due to the decrease in store labor in the Core U.S. segment, partially offset by the increased labor and other store expenses associated with the growth of our Acceptance Now segment.
Income Tax Expense. Income tax expense increased by $3.4 million, or 30.8%, to $14.6 million for the three months ended June 30, 2015, as compared to $11.2 million in 2014, and the effective tax rate was flat to the comparable period in 2014.
Net Earnings and Earnings per Share. Net earnings of $23.1 million was a $5.5 million increase over $17.7 million in 2014. Diluted earnings per share increased by $0.10 to $0.43 for the three months ended June 30, 2015, compared to $0.33 in the second quarter of 2014.
Six Months Ended June 30, 2015, compared to Six Months Ended June 30, 2014
Store Revenue. Total store revenue increased by $97.3 million, or 6.1%, to $1,681.7 million for the six months ended June 30, 2015, from $1,584.4 million for the six months ended June 30, 2014. This was primarily due to increases of approximately $104.4 million in the Acceptance Now segment, partially offset by a decrease of approximately $7.8 million in the Core U.S. segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Same store revenue generally represents revenue earned in 3,746 locations that were operated by us for 13 months or more. Same store revenues increased by $101.8 million, or 7.8%, to $1,407.0 million for the six months ended June 30, 2015, as compared to $1,305.3 million in 2014. The increase in same store revenues was attributable to growth in the Acceptance Now and Core U.S. segments. Same store revenues are reported on a constant currency basis beginning in 2015.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2015, increased by $20.7 million, or 5.9%, to $370.5 million, as compared to $349.8 million in 2014. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.2% for the six months ended June 30, 2015, as compared to 25.5% in 2014, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold increased by $73.4 million, or 57.9%, to $200.1 million for the six months ended June 30, 2015, from $126.7 million in 2014, comprised of a $52.2 million increase in the Acceptance Now segment, a $19.3 million increase in the Core U.S. segment and a $1.9 million increase in the Mexico segment. The gross margin percent of merchandise sales decreased to 8.9% for the six months ended June 30, 2015, from 24.4% in 2014. Gross profit as a percent of total revenue was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales, primarily due to increased usage of the 90 day option pricing in the Acceptance Now segment and sales of smartphones in the Core U.S. segment.
Gross Profit. Gross profit increased by $3.5 million, or 0.3%, to $1,103.1 million for the six months ended June 30, 2015, from $1,099.6 million in 2014, primarily due to increased gross profit in the Acceptance Now segment, offset by a decrease in gross profit in the Core U.S. segment, discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 65.2% for the six months ended June 30, 2015, as compared to 68.9% in 2014, primarily due to the lower margins in the Acceptance Now segment, discussed further in the segment performance section below.
Store Labor. Store labor decreased by $14.7 million, or 3.3%, to $433.5 million, for the six months ended June 30, 2015, as compared to $448.2 million in 2014. Labor in the Core U.S. segment decreased $22.9 million due to the labor hour reductions that occurred in the third quarter of 2014, lower store count year over year and lower health care costs, partially offset by a $9.4 million increase in the Acceptance Now segment associated with the expansion of that segment. Store labor expressed as a percentage of total store revenue was 25.8% for the six months ended June 30, 2015, as compared to 28.3% in 2014 due primarily to the labor savings in the Core U.S. segment.
Other Store Expenses. Other store expenses increased by $8.9 million, or 2.1%, to $429.8 million for the six months ended June 30, 2015, as compared to $420.9 million in 2014. This change was primarily attributable to increased expenses associated with the growth of our Acceptance Now segment. Other store expenses expressed as a percentage of total store revenue were 25.6% for the six months ended June 30, 2015, compared to 26.6% in 2014.
General and Administrative Expenses. General and administrative expenses increased by $2.2 million, or 2.5%, to $87.9 million for the six months ended June 30, 2015, as compared to $85.7 million in 2014. General and administrative expenses expressed as a percentage of total revenue decreased to 5.2% for the six months ended June 30, 2015, from 5.4% in 2014.
Operating Profit. Operating profit increased by $6.5 million, or 6.5%, to $106.3 million for the six months ended June 30, 2015, as compared to $99.8 million in 2014. Operating profit as a percentage of total revenue was flat at 6.3% for the six-month periods ended June 30, 2015 and 2014. This was primarily due to the decrease in store labor in the Core U.S. segment, partially offset by increased labor and other store expenses associated with the growth of our Acceptance Now segment.
Income Tax Expense. Income tax expense increased by $3.5 million, or 12.6%, to $31.5 million for the six months ended June 30, 2015, as compared to $28.0 million in 2014. The effective tax rate was flat to the comparable period in 2014.
Net Earnings and Earnings per Share. Net earnings increased by $5.5 million, or 12.2%, to $50.4 million for the six months ended June 30, 2015, as compared to $44.9 million in 2014. Diluted earnings per share of $0.95 was $0.10 greater than $0.85 for the comparable period in 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Core U.S. segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$593,496	$594,053	$(557)	(0.1)%	$1,222,699	$1,230,528	$(7,829)	(0.6)%
Gross profit	421,610	432,491	(10,881)	(2.5)%	862,750	889,286	(26,536)	(3.0)%
Operating profit	66,698	60,193	6,505	10.8%	134,271	133,655	616	0.5%
Change in same store revenue				1.4%				1.2%
Stores in same store revenue calculation				2,442				2,475
Revenues. The decreases in revenues for the three- and six-month periods ended June 30, 2015, were driven by decreases in rentals and fees revenue compared to 2014, partially offset by increases in merchandise sales. The impact of the increases in same store revenue in both periods was offset by the 150 store consolidation completed in the second quarter of 2014. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three- and six- month periods ended June 30, 2015, as compared to 2014, primarily due to decreased store revenue as discussed above. Gross profit as a percentage of total segment revenue decreased to 71.0% and 70.6% for the three- and six- month periods ended June 30, 2015, respectively, from 72.8% and 72.3% for the respective periods in 2014, due to lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to smartphones.
Operating Profit. Operating profit as a percentage of segment revenue increased to 11.2% and 11.0% for the three- and six-month periods ended June 30, 2015, respectively, from 10.1% and 10.9% for the respective periods in 2014. Labor, as a percent of store revenue, was positively impacted by labor hour reductions that occurred in the third quarter of 2014, the lower store count year over year and lower health care costs. Other store expenses, as a percent of store revenue, were positively impacted by a lower store count, higher marketing co-op contribution and lower gas prices, partially offset by higher losses and higher product service cost from smartphones. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 2.7% and 3.3% for the three- and six-month periods ended June 30, 2015, respectively, compared 2.7% for both comparable periods in 2014. Smartphone losses in the first quarter contributed to the increase for the six-month period, but these losses have improved sequentially. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.9% and 1.8% for the three- and six-month periods ended June 30, 2015, respectively, as compared to 1.4% and 1.3% for the respective periods in 2014. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$200,464	$151,153	$49,311	32.6%	$424,741	$320,387	$104,354	32.6%
Gross profit	103,896	89,869	14,027	15.6%	213,060	182,259	30,801	16.9%
Operating profit	31,696	27,255	4,441	16.3%	66,228	56,777	9,451	16.6%
Change in same store revenue				31.6%				32.9%
Stores in same store revenue calculation				1,102				1,133
Revenues. The increase in revenues in 2015 over 2014 was driven by same store revenue growth, the introduction of 90 day option pricing and the increased number of locations. This segment contributed approximately 24.6% and 25.1% of of consolidated revenues in the three- and six- month periods ended June 30, 2015, respectively, compared to approximately 19.7% and 20.1% of revenues for the respective periods in 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Gross profit. Gross profit increased as a result of increased revenues in this segment. Gross profit as a percentage of revenues was 51.8% and 50.2% for the three- and six- month periods ended June 30, 2015, respectively, as compared to 59.5% and 56.9% for the respective periods in 2014. Gross margin was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to increased usage of the 90 day option pricing.
Operating profit. Operating profit for the three- and six- month periods ended June 30, 2015, increased due to the increase in gross profit as discussed above. This segment contributed approximately 34.4% and 34.5% of segment operating profit in the three- and six- month periods ended June 30, 2015, respectively, compared to approximately 33.5% and 31.7% of segment operating profit for the respective periods in 2014. Operating profit as a percentage of total revenue was 15.8% and 15.6% for the three- and six- month periods ended June 30, 2015, respectively, compared to 18.0% and 17.7% for the respective periods in 2014, due primarily to the lower gross profit as discussed above. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 7.7% for both the three-month and six-month periods ended June 30, 2015, as compared to 7.9% and 7.2% for the respective periods in 2014. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.9% and 0.8% for the three- and six-month periods ended June 30, 2015, respectively, as compared to 0.9% and 1.0% for the respective periods in 2014. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims.
Mexico segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$16,337	$17,658	$(1,321)	(7.5)%	$34,271	$33,515	$756	2.3%
Gross profit	10,908	12,716	(1,808)	(14.2)%	23,021	24,178	(1,157)	(4.8)%
Operating loss	(7,179)	(6,482)	(697)	(10.8)%	(10,633)	(12,399)	1,766	14.2%
Change in same store revenue				12.0%				13.8%
Stores in same store revenue calculation				80				138
Revenues. The reported revenues for the three- and six- month periods ended June 30, 2015, were reduced by approximately $2.9 million and $5.2 million, respectively, due to exchange rate fluctuations compared to 2014. Revenue growth was primarily due to the growth in same store revenue. Same store revenues are reported on a constant currency basis beginning in 2015.
Gross Profit. Gross profit as a percentage of total revenues was 66.8% and 67.2% for the three- and six- month periods ended June 30, 2015, respectively, compared to 72.0% and 72.1% for the respective periods in 2014.
Operating Loss. Operating loss as a percentage of total revenue increased to 43.9% and decreased to 31.0% for the three- and six- month periods ended June 30, 2015, respectively, from 36.7% and 37.0% for the respective periods in 2014. Operating losses included charges of $2.8 million and $3.1 million for the three- and six-month periods ended June 30, 2015, respectively, related to store closures discussed further in Note 6 to the consolidated financial statements. Excluding these store closure charges, operating loss as a percentage of total revenues would have been 26.8% and 22.0% for the three- and six- month periods ended June 30, 2015, respectively, improving as a result of operating initiatives designed to improve financial performance of our operations.
Franchising segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$5,046	$5,562	$(516)	(9.3)%	$11,271	$12,469	$(1,198)	(9.6)%
Gross profit	2,115	1,948	167	8.6%	4,291	3,851	440	11.4%
Operating profit	991	417	574	137.6%	2,207	1,023	1,184	115.7%

RENT-A-CENTER, INC. AND SUBSIDIARIES

Revenues. Merchandise sales decreased approximately $0.7 million and $1.6 million for the three- and six-month periods ended June 30, 2015, respectively, from the respective periods in 2014, partially offset by an increase of approximately $0.1 million and $0.4 million in royalty income and fees for the respective periods.
Gross Profit. Gross profit as a percentage of revenues increased to 41.9% and 38.1% for the three- and six-month periods ended June 30, 2015, respectively, from 35.0% and 30.9% for the respective periods in 2014, primarily due to an increase in royalty revenue as a percentage of total revenue, resulting primarily from the increased royalty fee percentage paid by Rent-A-Center franchisees and growth in the franchisee revenue base.
Operating Profit. Operating profit as a percentage of total revenue increased to 19.6% for both of the three- and six-month periods ended June 30, 2015, compared to 7.5% and 8.2%, respectively, for 2014, due to a decrease in general and administrative expenses and the increase in gross profit discussed above.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2015, we had $189.2 million of net cash provided by operating activities. We received a $112.5 million income tax refund which was used to pay down debt. We used cash in the amount of $42.9 million for capital expenditures, we paid $14.1 million in cash to acquire businesses and used $25.5 million for payment of dividends, ending the three-month period with $70.5 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $120.3 million to $189.2 million for the six months ended June 30, 2015, from $69.0 million in 2014. This was primarily attributable to the receipt in 2015 of a $112.5 million income tax refund.
Cash used in investing activities increased approximately $5.4 million to $53.1 million for the six months ended June 30, 2015, from $47.6 million in 2014, due primarily to an increase in cash paid for the acquisition of businesses.
Net cash used in financing activities was $110.9 million for the six months ended June 30, 2015, compared to $4.4 million provided by financing activities in 2014, a change of $115.3 million. Our net reduction in debt was $86.6 million for the six months ended June 30, 2015, as compared to a net increase in debt of $30.0 million for the comparable period in 2014, primarily due to the use of the income tax refund to pay down debt.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $420.6 million was available at August 5, 2015, at which date we had $88.8 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to service our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
A change in control would result in an event of default under our senior credit facilities which would allow our lenders to accelerate the indebtedness owed to them. In addition, if a change in control occurs, we may be required to offer to repurchase all of our outstanding senior unsecured notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Our senior credit facilities limit our ability to repurchase the senior unsecured notes, including in the event of a change in control. In the event a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facilities and senior note obligations or that we would be able to obtain financing to do so on favorable terms, if at all.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2013 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing and had a negative effect of $127.0 million on our 2014 cash flow. On December 18, 2014, President Obama signed into law the Tax Increase Prevention Act of 2014, which extended the bonus depreciation through December 2014. Most, if not all, of the 2014 tax liability had been paid by December 15, 2014, resulting in a refund of $112.5 million which was received in the first quarter of 2015. We estimate that the remaining tax deferral associated

RENT-A-CENTER, INC. AND SUBSIDIARIES

with these acts approximates $169.6 million at December 31, 2014, of which approximately 74.0%, or $125.5 million will reverse in 2015, and the remainder will reverse between 2016 and 2017.
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
Merchandise Losses. Merchandise losses consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer stolen merchandise	$34,166	$30,065	$78,386	$61,204
Other merchandise losses (1)	13,159	9,563	25,052	18,851
Total merchandise losses	$47,325	$39,628	$103,438	$80,055
__________

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $42.9 million and $41.5 million on capital expenditures during the six-month periods ended June 30, 2015 and 2014, respectively, and expect to spend between $70 million and $80 million in 2015.
Acquisitions and New Location Openings. During the first six months of 2015, we acquired locations and accounts for approximately $15.3 million in 10 different transactions.
The table below summarizes the location activity for the six-month period ended June 30, 2015.

	Six Months Ended June 30, 2015
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,824	1,406	—	177	187	4,594
New location openings	—	101	11	—	7	119
Acquired locations remaining open	5	—	—	—	—	5
Conversions	—	(1)	1	—	—	—
Closed locations
Merged with existing locations	13	47	—	34	—	94
Sold or closed with no surviving location	13	—	—	—	7	20
Locations at end of period	2,803	1,459	12	143	187	4,604
Acquired locations closed and accounts merged with existing locations	21	—	—	—	—	21
Total approximate purchase price of acquired stores (in thousands)	$15,305	$—	$—	$—	$—	$15,305
Senior Debt. As discussed in Note 3 to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $104.4 million had been so utilized as of August 5, 2015, at which date $170.0 million was outstanding and $400.6 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.49% at August 5, 2015.
Senior Notes. See descriptions of our senior notes in Note 4 to the consolidated financial statements.

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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $14.6 million was outstanding as of June 30, 2015.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2015:

	Payments Due by Period
Contractual Cash Obligations	Total		2015	2016-2017	2018-2019	Thereafter
	(In thousands)
Senior Term Debt	$222,188	(1)	$1,125	$4,500	$4,500	$212,063
Revolving Facility	170,000	(2)	—	—	170,000	—
INTRUST Line of Credit	14,005		14,005	—	—	—
6.625% Senior Notes(3)	409,313		9,938	39,750	39,750	319,875
4.75% Senior Notes(4)	321,250		5,937	23,750	23,750	267,813
Operating Leases	510,111		92,786	281,896	121,959	13,470
Total(5)	$1,646,867		$123,791	$349,896	$359,959	$813,221
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at June 30, 2015, was 0.75%.

(2)
Amount referenced does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.75% or the prime rate plus 0.50% to 1.75% at our election. The weighted average Eurodollar rate on our Revolving Facility at June 30, 2015, was 0.16%.

(3)	Includes interest payments of $9.9 million on each of May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(5)
As of June 30, 2015, we have $14.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
Effect of New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. The adoption of ASU 2014-09 will be required for Rent-A-Center beginning January 1, 2018, with early adoption permitted as of the original effective date. The ASU allows adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently

RENT-A-CENTER, INC. AND SUBSIDIARIES

in the process of determining what impact, if any, the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will be required for Rent-A-Center for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. Adoption will be effective for Rent-A-Center beginning January 1, 2016, and we are currently in the process of determining the impact of the adoption of this ASU on our consolidated balance sheet. There will be no impact to our results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2015, we had $300.0 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $222.2 million outstanding in Term Loans, $170.0 million outstanding on our Revolving Facility and $14.0 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at June 30, 2015, was $294.8 million. The fair value of the 4.75% senior notes, based on the closing price at June 30, 2015, was $218.1 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2015, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at June 30, 2015, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $2.7 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2015, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Changes in internal controls. For the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2015

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

10.28
Credit Agreement, dated as of March 19, 2014, among Rent-A-Center, Inc., the several lenders from time to time parties thereto, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A. and Suntrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated as of March 19, 2014.)

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