Form 10-K/A
period 2014-12-31
RENT A CENTER INC DE
filed 2015-09-18
CIK 933036

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

.

 EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”) solely in order to file as Exhibit 23.2 the conformed consent of the independent registered public accounting firm, which was inadvertently omitted from the Original Form 10-K. No other part of the Original Form 10-K is being amended hereby.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
3. Exhibits
The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Index to Exhibits filed herewith, which Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-A-CENTER, INC.

By:	/S/ ROBERT D. DAVIS
Robert D. Davis
Chief Executive Officer
Date: September 18, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

23.2*	Consent of Grant Thornton LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant
 ________

*	Filed herewith.

4