Form 10-Q
period 2015-09-30
RENT A CENTER INC DE
filed 2015-11-09
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2015:

Class	Outstanding
Common stock, $.01 par value per share	53,068,172

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In thousands, except per share data)	Unaudited		Unaudited
Revenues		Revised		Revised
Store
Rentals and fees	$683,343	$675,342	$2,098,918	$2,048,278
Merchandise sales	80,932	58,477	300,498	226,148
Installment sales	17,786	17,822	54,200	53,653
Other	4,475	6,384	14,631	14,376
Total store revenues	786,536	758,025	2,468,247	2,342,455
Franchise
Merchandise sales	2,456	4,477	10,022	13,645
Royalty income and fees	2,613	1,861	6,318	5,162
Total revenues	791,605	764,363	2,484,587	2,361,262
Cost of revenues
Store
Cost of rentals and fees	178,094	174,041	548,618	523,857
Cost of merchandise sold	82,043	47,569	282,128	174,299
Cost of installment sales	5,854	5,867	18,125	18,028
Total cost of store revenues	265,991	227,477	848,871	716,184
Other charges and (credits)	34,698	(7,072)	34,698	(7,072)
Franchise cost of merchandise sold	2,304	4,200	9,284	12,818
Total cost of revenues	302,993	224,605	892,853	721,930
Gross profit	488,612	539,758	1,591,734	1,639,332
Operating expenses
Store expenses
Labor	209,904	218,623	643,412	666,830
Other store expenses	201,638	208,424	631,415	629,350
General and administrative expenses	39,590	39,130	127,463	124,832
Depreciation, amortization and write-down of intangibles	19,979	19,918	60,140	60,432
Other charges	10,936	7,743	16,440	12,120
	482,047	493,838	1,478,870	1,493,564
Operating profit	6,565	45,920	112,864	145,768
Finance charges from refinancing	—	—	—	4,213
Interest expense	12,490	11,981	37,211	35,178
Interest income	(153)	(200)	(525)	(681)
Earnings (loss) before income taxes	(5,772)	34,139	76,178	107,058
Income tax expense (benefit)	(1,680)	8,214	29,825	36,186
NET EARNINGS (LOSS)	$(4,092)	$25,925	$46,353	$70,872
Basic earnings (loss) per common share	$(0.08)	$0.49	$0.87	$1.34
Diluted earnings (loss) per common share	$(0.08)	$0.49	$0.87	$1.34
Cash dividends declared per common share	$0.24	$0.23	$0.72	$0.69

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In thousands)	Unaudited		Unaudited
		Revised		Revised
Net earnings (loss)	$(4,092)	$25,925	$46,353	$70,872
Other comprehensive loss:
Foreign currency translation adjustments	(1,926)	(1,372)	(3,308)	(1,201)
Total other comprehensive loss	(1,926)	(1,372)	(3,308)	(1,201)
COMPREHENSIVE INCOME (LOSS)	$(6,018)	$24,553	$43,045	$69,671

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$60,072	$46,126
Receivables, net of allowance for doubtful accounts of $3,308 and $4,023 in 2015 and 2014, respectively	63,252	65,492
Prepaid expenses and other assets	75,538	206,150
Rental merchandise, net
On rent	849,234	960,414
Held for rent	272,225	277,442
Merchandise held for installment sale	4,485	4,855
Property assets, net of accumulated depreciation of $468,507 and $440,586 in 2015 and 2014, respectively	331,331	332,726
Goodwill, net	1,374,621	1,370,459
Other intangible assets, net	8,198	7,533
	$3,038,956	$3,271,197
LIABILITIES
Accounts payable – trade	$112,949	$141,878
Accrued liabilities	367,478	351,812
Deferred income taxes	241,866	345,299
Senior debt	371,625	492,813
Senior notes	542,740	550,000
	1,636,658	1,881,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,436,174 and 109,353,001 shares issued in 2015 and 2014, respectively	1,094	1,094
Additional paid-in capital	821,310	813,178
Retained earnings	1,935,524	1,927,445
Treasury stock at cost, 56,369,752 shares in 2015 and 2014	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(7,953)	(4,645)
	1,402,298	1,389,395
	$3,038,956	$3,271,197

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
(In thousands)	Unaudited
		Revised
Cash flows from operating activities
Net earnings	$46,353	$70,872
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	541,603	508,178
Bad debt expense	10,850	10,827
Stock-based compensation expense	6,948	5,377
Depreciation of property assets	56,855	58,824
Loss on sale or disposal of property assets	9,672	7,740
Amortization of intangibles	2,605	2,203
Amortization of financing fees	2,339	2,601
Deferred income taxes	(103,433)	(65,330)
Excess tax benefit related to stock awards	(84)	(240)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(428,099)	(539,350)
Receivables	(8,610)	(20,345)
Prepaid expenses and other assets	128,212	(6,805)
Accounts payable – trade	(28,929)	23,227
Accrued liabilities	13,013	5,484
Net cash provided by operating activities	249,295	63,263
Cash flows from investing activities
Purchase of property assets	(61,125)	(61,733)
Proceeds from sale of stores	12,165	6,012
Acquisitions of businesses	(19,063)	(12,497)
Net cash used in investing activities	(68,023)	(68,218)
Cash flows from financing activities
Exercise of stock options	1,394	2,417
Excess tax benefit related to stock awards	84	240
Proceeds from debt	390,535	568,880
Repayments of debt	(518,983)	(510,020)
Dividends paid	(38,251)	(36,479)
Net cash (used in) provided by financing activities	(165,221)	25,038
Effect of exchange rate changes on cash	(2,105)	(399)
Net increase in cash and cash equivalents	13,946	19,684
Cash and cash equivalents at beginning of period	46,126	42,274
Cash and cash equivalents at end of period	$60,072	$61,958

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
Rent-A-Center Franchising International, Inc., an indirect, wholly owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. Our Franchising segment’s primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment’s revenue is generated primarily from royalties based on franchisees’ monthly gross revenues.
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
The errors discussed above, adjusted for the related income tax expense impact, resulted in an understatement of net earnings of $0.6 million for the three-month period ended September 30, 2014 and an overstatement of net earnings of $0.8 million for the nine-month period ended September 30, 2014, as detailed in the table below:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Rentals and fees	$678,190	$(2,848)	$675,342	$2,056,492	$(8,214)	$2,048,278
Installment sales	18,089	(267)	17,822	54,499	(846)	53,653
Franchise merchandise sales	6,524	(2,047)	4,477	19,811	(6,166)	13,645
Total revenues	769,525	(5,162)	764,363	2,376,488	(15,226)	2,361,262
Cost of rentals and fees	177,208	(3,167)	174,041	532,590	(8,733)	523,857
Cost of installment sales	6,134	(267)	5,867	18,874	(846)	18,028
Franchise cost of merchandise sold	6,247	(2,047)	4,200	18,984	(6,166)	12,818
Total cost of revenues	230,086	(5,481)	224,605	737,675	(15,745)	721,930
Gross profit	539,439	319	539,758	1,638,813	519	1,639,332
Store labor	218,523	100	218,623	666,284	546	666,830
Other store expenses	209,302	(878)	208,424	630,400	(1,050)	629,350
Operating profit	44,823	1,097	45,920	144,745	1,023	145,768
Finance charges from refinancing	—	—	—	1,946	2,267	4,213
Earnings before income taxes	33,042	1,097	34,139	108,302	(1,244)	107,058
Income tax expense	7,736	478	8,214	36,606	(420)	36,186
Net earnings	25,306	619	25,925	71,696	(824)	70,872
Basic earnings per common share	$0.48	$0.01	$0.49	$1.36	$(0.02)	$1.34
Diluted earnings per common share	$0.48	$0.01	$0.49	$1.35	$(0.01)	$1.34

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The errors discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been revised as detailed in the table below. These errors had no impact on net cash provided by operating activities:

	Nine Months Ended September 30, 2014
(In thousands, except per share data)	Previously Reported	Adjustment	As Revised
Net earnings	$71,696	$(824)	$70,872
Depreciation of rental merchandise	509,596	(1,418)	508,178
Finance charges from refinancing	1,946	(1,946)	—
Deferred income taxes	(64,912)	(418)	(65,330)
Rental merchandise	(515,166)	(24,184)	(539,350)
Receivables	(20,307)	(38)	(20,345)
Prepaid expenses and other assets	(11,017)	4,212	(6,805)
Accounts payable - trade	(3,407)	26,634	23,227
Accrued liabilities	7,502	(2,018)	5,484
Net cash provided by operating activities	63,263	—	63,263

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
The amounts outstanding under the Term Loans and Revolving Facility at September 30, 2015, were $221.6 million and $150.0 million, respectively. The amounts outstanding under the Term Loan and Revolving Facility at December 31, 2014, were $223.3 million and $255.0 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $92.3 million had been so utilized as of September 30, 2015, and at which date $432.7 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.50% and 1.50%, respectively, at September 30, 2015, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at September 30, 2015, is equal to 0.50% of the unused portion of the Revolving Facility.

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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limit our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends (subject to a restricted payments basket under which approximately $60.9 million is available at September 30, 2015);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.50:1 from the quarter ended March 31, 2014, to the quarter ended September 30, 2015, 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 from the quarter ended March 31, 2014, to December 31, 2015, and 1.75:1 thereafter. The table below shows the required and actual ratios under the Credit Agreement calculated as of September 30, 2015:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.50:1	2.93:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.12:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.86:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2015 ($879.3 million) by consolidated EBITDA for the 12-month period ending September 30, 2015 ($300.0 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at September 30, 2015 ($336.6 million) by consolidated EBITDA for the 12-month period ending September 30, 2015 ($300.0 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The actual consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending September 30, 2015 ($542.6 million), by consolidated fixed charges for the 12-month period ending September 30, 2015 ($291.7 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $0.0 million and $14.5 million at September 30, 2015, and December 31, 2014, respectively, and generally renews on August 21 of each year.
The table below shows the scheduled maturity dates of our outstanding debt at September 30, 2015:

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2015	$562	$—	$—	$562
2016	2,250	—	—	2,250
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	150,000	—	152,250
Thereafter	212,063	—	—	212,063
	$221,625	$150,000	$—	$371,625

4. Subsidiary Guarantors – Senior Notes.
Senior Notes Due 2020. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of September 30, 2015 and December 31, 2014 were $292.7 million and $300.0 million, respectively. During the third quarter of 2015, we repurchased $7.3 million of these bonds in the open market at a price of 99.5 plus accrued interest.
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
The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock (subject to a restricted payments basket under which approximately $68.2 million is available at September 30, 2015); and

•	engage in a merger or sell substantially all of our assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At September 30, 2015, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2015, and December 31, 2014, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at September 30, 2015, and December 31, 2014, (in thousands):

	September 30, 2015			December 31, 2014
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$285,773	$(6,967)	$300,000	$284,250	$(15,750)
4.75% senior notes	250,000	213,125	(36,875)	250,000	214,375	(35,625)
Total	$542,740	$498,898	$(43,842)	$550,000	$498,625	$(51,375)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Other Charges and (Credits) - Cost of Revenues.
Write-down of Rental Merchandise. During the quarter ended September 30, 2015, we projected that we would not recover the carrying value of certain smartphones. We recorded a $34.7 million impairment charge, included in cost of revenues in the accompanying statement of operations. This charge resulted in a reduction of on rent and held for rent merchandise of $10.3 million and $24.4 million, respectively, at September 30, 2015.
Vendor Settlement Credit. We participated in an anti-trust class-action suit as an entity that indirectly purchased liquid-crystal displays from certain manufacturers during the period from 1999 to 2006. We received net proceeds pursuant to a negotiated settlement of this matter based on the number of LCD units purchased during that time period. The settlement proceeds are reported as a reduction to cost of goods sold in the consolidated statements of earnings in the amount of $7.1 million for the three- and nine-month periods ended September 30, 2014, and a receivable in that amount is included in prepaid expenses and other assets at September 30, 2014, in the consolidated balance sheets.

7. Other Charges - Operating Expenses.
Sale of Stores. During the third quarter, we incurred pre-tax losses of $4.9 million on the sale of 22 Core U.S. stores to a franchisee and $0.3 million on the sale of 14 Core U.S. stores in Canada. We also incurred pre-tax losses of $0.3 million and $0.9 million for the three- and nine-month periods ended September 30, 2015, respectively, on the sale of 6 stores during the second quarter and three stores during the third quarter.
Core U.S. Store Consolidation Plans. During the third quarter of 2015, we closed 65 Core U.S. stores and merged those accounts into existing Core U.S. stores, resulting in a pre-tax restructuring charge of $4.3 million. This charge included approximately $1.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $2.7 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores.
During the second quarter of 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores, resulting in a pre-tax restructuring charge of $0.4 million and $4.8 million during the three- and nine-month periods ended September 30, 2014. This included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $1.3 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores.
Mexico Store Consolidation Plan. During 2015, we closed 34 stores in Mexico and merged those accounts into existing Mexico stores. These store closures resulted in pre-tax restructuring charges of $0 and $3.1 million in the Mexico segment for the three- and nine-month periods ended September 30, 2015, for disposal of fixed assets and leasehold improvements and other charges to decommission the stores.
Sourcing and Distribution Network Startup Costs. As part of our transformational sourcing and distribution initiative, we entered into an agreement with a third-party logistics partner. As a result, we incurred one-time costs to set up new warehousing facilities and distribution routes in the second quarter and we incurred other charges in the third quarter to close existing warehouse space and terminate employees. The pre-tax charges for these items were approximately $1.2 million and $2.8 million for the three- and nine-month periods ended September 30, 2015, respectively, reflected in the Core U.S. segment.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues		Revised		Revised
Core U.S.	$575,356	$583,616	$1,798,055	$1,814,144
Acceptance Now	196,652	155,278	621,393	475,665
Mexico	14,528	19,131	48,799	52,646
Franchising	5,069	6,338	16,340	18,807
Total revenues	$791,605	$764,363	$2,484,587	$2,361,262

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross profit		Revised		Revised
Core U.S.	$374,214	$431,689	$1,236,964	$1,320,975
Acceptance Now	102,133	92,378	315,193	274,637
Mexico	9,500	13,553	32,521	37,731
Franchising	2,765	2,138	7,056	5,989
Total gross profit	$488,612	$539,758	$1,591,734	$1,639,332

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating profit		Revised		Revised
Core U.S.	$15,700	$63,448	$149,971	$197,103
Acceptance Now	28,901	29,938	95,129	86,715
Mexico	(2,359)	(4,529)	(12,992)	(16,928)
Franchising	1,797	1,168	4,004	2,191
Total segment operating profit	44,039	90,025	236,112	269,081
Corporate	(37,474)	(44,105)	(123,248)	(123,313)
Total operating profit	$6,565	$45,920	$112,864	$145,768

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation, amortization and write-down of intangibles		Revised		Revised
Core U.S.	$11,818	$13,671	$37,577	$42,007
Acceptance Now	836	697	2,388	2,020
Mexico	1,165	1,714	4,051	5,042
Franchising	45	49	140	135
Total segments	13,864	16,131	44,156	49,204
Corporate	6,115	3,787	15,984	11,228
Total depreciation, amortization and write-down of intangibles	$19,979	$19,918	$60,140	$60,432

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital expenditures		Revised		Revised
Core U.S.	$6,148	$5,637	$12,397	$23,328
Acceptance Now	921	448	1,749	2,531
Mexico	16	438	134	3,926
Total segments	7,085	6,523	14,280	29,785
Corporate	11,171	13,760	46,845	31,948
Total capital expenditures	$18,256	$20,283	$61,125	$61,733
Segment information - Selected balance sheet data (in thousands):

	September 30, 2015	December 31, 2014
On rent rental merchandise, net
Core U.S.	$496,524	$593,945
Acceptance Now	334,167	345,703
Mexico	18,543	20,766
Total on rent rental merchandise, net	$849,234	$960,414

	September 30, 2015	December 31, 2014
Held for rent rental merchandise, net
Core U.S.	$260,563	$264,211
Acceptance Now	6,354	4,897
Mexico	5,308	8,334
Total held for rent rental merchandise, net	$272,225	$277,442

	September 30, 2015	December 31, 2014
Assets by segment
Core U.S.	$2,404,391	$2,519,770
Acceptance Now	410,892	420,660
Mexico	39,923	59,841
Franchising	1,840	2,604
Total segments	2,857,046	3,002,875
Corporate	181,910	268,322
Total assets	$3,038,956	$3,271,197

9. Stock-Based Compensation.
We recognized $2.0 million and $1.9 million in pre-tax compensation expense related to stock options and restricted stock units during the three-month periods ended September 30, 2015 and 2014, respectively, and $6.9 million and $5.4 million during the nine-month periods ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we granted approximately 653,000 stock options, 419,000 performance-based restricted stock units and 163,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 30.55% to 40.68%, a risk-free interest rate of 0.98% to 1.87%, an expected dividend yield of 2.6% to 3.5% and an expected life of 3.50 to 9.25 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2015, was $29.75 and the weighted-average grant-date fair value was $6.74. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant, adjusted for any provisions

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. The weighted-average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2015, was $27.85.

10. Contingencies.
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
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $13.2 million was outstanding as of September 30, 2015.

11.	Earnings (Loss) Per Common Share.
Basic and diluted earnings (loss) per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net earnings (loss)	$(4,092)	$25,925	$46,353	$70,872
Denominator:
Weighted-average shares outstanding	53,060	52,864	53,044	52,828
Effect of dilutive stock awards	273	250	313	241
Weighted-average dilutive shares	53,333	53,114	53,357	53,069

Basic earnings (loss) per share	$(0.08)	$0.49	$0.87	$1.34
Diluted earnings (loss) per share	$(0.08)	$0.49	$0.87	$1.34
Diluted loss per share for the three months ended September 30, 2015, did not include the effect of dilutive stock awards because the result would have been anti-dilutive.
For the three-month periods ended September 30, 2015 and 2014, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,676,685 and 2,507,547, respectively.
For the nine-month periods ended September 30, 2015 and 2014, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share were 2,302,669 and 2,513,948, respectively.

Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2014.
Goodwill represents a substantial amount of our total assets.
At September 30, 2015, goodwill totaled $1.4 billion, or about 45% of our total assets. We assess goodwill for impairment annually on October 1, or more frequently if events or circumstances indicate that impairment may have occurred. A sustained decline in our market capitalization is one of many factors considered in the analyses we conduct to assess the impairment of goodwill. Following our recent third quarter earnings release, our market capitalization decreased by approximately 30% and is currently approximately $1.0 billion. If we determine that the value of our goodwill is impaired, we would be required to recognize a non-cash charge to operating earnings for goodwill impairment. Any material non-cash charges to account for goodwill impairments would negatively affect our financial condition and results of operations. See "Recent Development" and "Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements" in Item 2. Management's Discussion and Analysis, below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this report and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending:

•	potential non-cash charges to account for goodwill impairment;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	failure to manage our store labor and other store expenses;

•	our ability to identify, develop and successfully execute strategic initiatives;

•	our ability to successfully implement our new store information management system;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or e-commerce capabilities;

•	failure to achieve the anticipated profitability enhancements from the changes to the 90 day option pricing program;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in prices of our products;

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
Our Business
We are a rent-to-own industry leader, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers, tablets, smartphones, furniture and accessories, under flexible rental purchase agreements with no long-term obligation. We were incorporated in Delaware in 1986.
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
Flexible Labor Model. Historically, we have utilized a fixed labor model in our Core U.S. rent-to-own stores, generally using five employees who perform all tasks including sales, customer verification, collections, merchandise receiving and delivery and setup. This fixed labor model includes regularly scheduled overtime, and does not allow us to scale our costs to match the revenue cycles. We are implementing a flexible labor model utilizing part-time employees so that we can provide better customer service during peak operating hours and gain cost savings by reducing or eliminating overtime hours. We began general deployment across the network starting in the second quarter of 2015, and the new model has been introduced in approximately 2,100 Core U.S. locations. Based on historical attrition rates, we estimate that virtually all Core U.S. rent-to-own stores will have transitioned to the new model by early 2016. The flexible labor model is expected to have a positive impact on Core U.S. operating profit.
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
We have deployed our online approval engine to 15 key retail partner websites, and we have implemented the cascade/approval waterfall or retail partner point-of-sale integration to over 437 existing locations. Since we took advantage of the opportunity to grow these channels in the first half of the year, we now plan to have approximately 500 direct locations by the end of 2015.
Smartphones. In 2014, we launched a nationwide roll-out of smartphones, a new product category, to our Core U.S. stores. Our smartphone offering, which features rentals of many of the most popular phones, can be packaged with the flexibility and convenience of a no contract voice, text and data plan. For the three months ended September 30, 2015, smartphones were approximately 9% of our Core U.S. total store revenue.
Technology Investments. Included in our multi-year transformation program are significant investments in new technologies that will enable the strategic programs described above, as well as other initiatives. We have developed and implemented applications and systems to support our new distribution network, such as a warehouse management system and enhancements to our automated replenishment system. As described above, we have developed new technology for the Acceptance Now transaction. We are also in the process of implementing our new store information management system and processes that extend and improve capabilities for store sales and operations. This system is operational in 8.5% of our Core U.S. stores at September 30, 2015, with general deployment starting in early 2016 to minimize impact on our fourth quarter holiday season.
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
Overview
During the nine months ended September 30, 2015, we continued our efforts under our multi-year program to transform and modernize our operations company-wide.
We invested in new technology to support our rapidly growing Acceptance Now business. In the third quarter, we doubled the penetration of online approval via retailer websites as well as the technology to support the seamless application process. Each of these technologies is available in about a third of our staffed locations. The Acceptance Now location count increased 15 percent in the third quarter. For the nine months ended September 30, 2015, we added a net 66 staffed locations, while introducing 219 direct locations and converting four staffed locations to direct locations.
The Acceptance Now segment had same store revenue growth of 30.1% for the nine months ended September 30, 2015, driven by the continued maturation of the business, increased staffed and direct locations and the introduction of 90 day option pricing. Our Acceptance Now segment provided approximately 25.0% of our consolidated revenue and 40.3% of our consolidated segment operating profit for the nine months ended September 30, 2015.
During the third quarter, we determined that it was necessary to adjust our smartphone inventory primarily through the write-down of older generation phones, and via the acceleration of secondary market dispositions of excess phone inventory. Upon standing up the category a year ago, we purchased inventory to support new and older technology, and older generation phones fell short

RENT-A-CENTER, INC. AND SUBSIDIARIES

of our expectations while newer generation phones exceeded our expectations, resulting in excess phones. In connection with this decision, the Company has recorded a $34.7 million pre-tax inventory write-down in cost of sales in the Core U.S. segment for the third quarter to account for these actions. Management is currently refining its approach to this profitable product category based upon our initial year of experience.
Improved profitability trends in the Core U.S. segment, including a $40 million reduction of operating expenses through the third quarter, reflects the progress of our strategic initiatives under our multi-year program. The upfront work associated with our new flexible labor model and our sourcing and distribution initiative is substantially complete. The flexible labor model has been introduced in approximately 2,100 Core U.S. locations and had a positive impact on financial results for the current quarter and year-to-date period. All five planned distribution centers were fully operational in July. We incurred and expensed contractual start-up costs of $1.7 million in the second quarter that will benefit us over the term of the contract with our third-party logistics partner. We also incurred costs in the third quarter related to the closure of an existing warehouse resulting in a charge of $1.0 million.
Core U.S. revenues decreased by $8.3 million in the nine-month period ended September 30, 2015, compared to the comparable period in 2014, primarily due to the continued rationalization of our Core U.S. store base. In the third quarter of 2015, we consolidated 68 stores and sold 22 stores to a franchisee. In the second quarter of 2014, we completed the 150 store consolidation. Same store sales decreased 0.2% and increased 0.7% in the Core U.S. segment for the three- and nine-month periods ended September 30, 2015, respectively, primarily due to the new smartphone product category and higher merchandise sales.
We closed 34 of our Mexico stores as a part of our operating initiatives to improve the financial performance of that segment, and operating losses have improved sequentially.
Cash flow from operations was $249.3 million for the nine months ended September 30, 2015. We paid down debt by $128.4 million, we used $61.1 million for capital expenditures, we used $38.3 million for payment of dividends, we paid $19.1 million in cash to acquire businesses and received $12.2 million from the sale of stores, ending the nine-month period with $60.1 million of cash and cash equivalents.
Recent Development
We have initiated the annual assessment of goodwill for impairment as described below in "Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements." A sustained decline in our market capitalization is one of many factors considered in the analyses we conduct to assess the impairment of goodwill. Following our recent third quarter earnings release, our market capitalization decreased by approximately 30% and is currently approximately $1.0 billion. As a result, there is a risk that a non-cash charge will be recorded in the fourth quarter of 2015 to account for goodwill impairment. See "Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements" for further discussion on valuation of goodwill.

RENT-A-CENTER, INC. AND SUBSIDIARIES

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
Revenues		Revised				Revised
Store
Rentals and fees	$683,343	$675,342	$8,001	1.2%	$2,098,918	$2,048,278	$50,640	2.5%
Merchandise sales	80,932	58,477	22,455	38.4%	300,498	226,148	74,350	32.9%
Installment sales	17,786	17,822	(36)	(0.2)%	54,200	53,653	547	1.0%
Other	4,475	6,384	(1,909)	(29.9)%	14,631	14,376	255	1.8%
Total store revenue	786,536	758,025	28,511	3.8%	2,468,247	2,342,455	125,792	5.4%
Franchise
Merchandise sales	2,456	4,477	(2,021)	(45.1)%	10,022	13,645	(3,623)	(26.6)%
Royalty income and fees	2,613	1,861	752	40.4%	6,318	5,162	1,156	22.4%
Total revenues	791,605	764,363	27,242	3.6%	2,484,587	2,361,262	123,325	5.2%
Cost of revenues
Store
Cost of rentals and fees	178,094	174,041	4,053	2.3%	548,618	523,857	24,761	4.7%
Cost of merchandise sold	82,043	47,569	34,474	72.5%	282,128	174,299	107,829	61.9%
Cost of installment sales	5,854	5,867	(13)	(0.2)%	18,125	18,028	97	0.5%
Total cost of store revenues	265,991	227,477	38,514	16.9%	848,871	716,184	132,687	18.5%
Other charges and (credits)	34,698	(7,072)	41,770	(590.6)%	34,698	(7,072)	41,770	(590.6)%
Franchise cost of merchandise sold	2,304	4,200	(1,896)	(45.1)%	9,284	12,818	(3,534)	(27.6)%
Total cost of revenues	302,993	224,605	78,388	34.9%	892,853	721,930	170,923	23.7%
Gross profit	488,612	539,758	(51,146)	(9.5)%	1,591,734	1,639,332	(47,598)	(2.9)%
Operating expenses
Store expenses
Labor	209,904	218,623	(8,719)	(4.0)%	643,412	666,830	(23,418)	(3.5)%
Other store expenses	201,638	208,424	(6,786)	(3.3)%	631,415	629,350	2,065	0.3%
General and administrative	39,590	39,130	460	1.2%	127,463	124,832	2,631	2.1%
Depreciation, amortization and write-down of intangibles	19,979	19,918	61	0.3%	60,140	60,432	(292)	(0.5)%
Other charges	10,936	7,743	3,193	41.2	16,440	12,120	4,320	35.6
Total operating expenses	482,047	493,838	(11,791)	(2.4)%	1,478,870	1,493,564	(14,694)	(1.0)%
Operating profit	6,565	45,920	(39,355)	(85.7)%	112,864	145,768	(32,904)	(22.6)%
Finance charges from refinancing	—	—	—	—	—	4,213	(4,213)	(100.0)%
Interest, net	12,337	11,781	556	4.7%	36,686	34,497	2,189	6.3%
Earnings (loss) before income taxes	(5,772)	34,139	(39,911)	(116.9)%	76,178	107,058	(30,880)	(28.8)%
Income tax expense (benefit)	(1,680)	8,214	(9,894)	(120.5)%	29,825	36,186	(6,361)	(17.6)%
Net earnings (loss)	$(4,092)	$25,925	$(30,017)	(115.8)%	$46,353	$70,872	$(24,519)	(34.6)%

Three Months Ended September 30, 2015, compared to Three Months Ended September 30, 2014
Store Revenue. Total store revenue increased by $28.5 million, or 3.8%, to $786.5 million for the three months ended September 30, 2015, from $758.0 million for the three months ended September 30, 2014. This was primarily due to an increase of approximately $41.4 million in the Acceptance Now segment as discussed in the segment performance section below. This increase was partially offset by decreases of $8.3 million and $4.6 million in the Core U.S. and Mexico segments, respectively, driven by store closures in those segments.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Same store revenue generally represents revenue earned in 3,469 locations that were operated by us for 13 months or more. Same store revenues increased by $31.3 million, or 5.2%, to $634.9 million for the three months ended September 30, 2015, as compared to $603.6 million in 2014. The increase in same store revenues was primarily attributable to growth in the Acceptance Now segment. Same store revenues are reported on a constant currency basis beginning in 2015.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2015, increased by $4.1 million, or 2.3%, to $178.1 million, as compared to $174.0 million in 2014. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.1% for the three months ended September 30, 2015, as compared to 25.8% in 2014, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold increased by $34.5 million, or 72.5%, to $82.0 million for the three months ended September 30, 2015, from $47.6 million in 2014, comprised of a $23.0 million increase in the Acceptance Now segment and a $11.1 million increase in the Core U.S. segment. The gross margin percent of merchandise sales decreased to 1.4% for the three months ended September 30, 2015, from 18.7% in 2014. Gross profit as a percent of total revenue was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales, primarily due to increased usage of the 90 day option pricing in the Acceptance Now segment and sales of smartphones in the Core U.S. segment.
Other Charges and (Credits). During the three months ended September 30, 2015, a charge of $34.7 million was recognized for the write-down of smartphones as discussed above, compared to a $7.2 million vendor settlement credit in the comparable period of the prior year, both in the Core U.S. segment.
Gross Profit. Gross profit decreased by $51.1 million, or 9.5%, to $488.6 million for the three months ended September 30, 2015, from $539.8 million in 2014, including decreases of $57.5 million and $4.1 million in the Core U.S. and Mexico segments, respectively, offset by a $9.8 million increase in the Acceptance Now segment, primarily due to the impact of the smartphone write-down and vendor settlement credit discussed above. Gross profit as a percentage of total revenue decreased to 61.7% for the three months ended September 30, 2015, as compared to 70.6% in 2014. Excluding the other charges and credits, gross profit was $523.3 million, or 66.1% of revenue for the three months ended September 30, 2015, compared to $532.7 million, or 69.7% of revenue for the comparable period of 2014, primarily due to the lower margins in the Acceptance Now segment, discussed further in the segment performance section below.
Store Labor. Store labor decreased by $8.7 million, or 4.0%, to $209.9 million, for the three months ended September 30, 2015, as compared to $218.6 million in 2014. Labor in the Core U.S. segment decreased $11.7 million, partially offset by a $4.9 million increase in the Acceptance Now segment as discussed in the segment performance sections below. Store labor expressed as a percentage of total store revenue was 26.7% for the three months ended September 30, 2015, as compared to 28.8% in 2014.
Other Store Expenses. Other store expenses decreased by $6.8 million, or 3.3%, to $201.6 million for the three months ended September 30, 2015, as compared to $208.4 million in 2014. Other store expenses expressed as a percentage of total store revenue were 25.6% for the three months ended September 30, 2015, compared to 27.5% in 2014 as discussed in the segment performance sections below.
General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 1.2%, to $39.6 million for the three months ended September 30, 2015, as compared to $39.1 million in 2014. General and administrative expenses expressed as a percentage of total revenue decreased to 5.0% for the three months ended September 30, 2015, from 5.1% in 2014.
Other Charges. Other charges increased by $3.2 million, or 41.2%, to $10.9 million for the three months ended September 30, 2015, as compared to $7.7 million in 2014. During the three months ended September 30, 2015, we recognized a $5.5 million loss on the sale of Core U.S. stores, a $4.3 million restructuring charge for the closure of Core U.S stores and a $1.2 million charge for the closure of warehouse space, compared to a $4.6 million impairment charge related to internally-developed software, a $2.8 million restructuring charge for severance and other-payroll related costs and a $0.4 million restructuring charge for the closure of Core U.S. stores in the comparable period of the prior year.
Operating Profit. Operating profit decreased by $39.4 million, or 85.7%, to $6.6 million for the three months ended September 30, 2015, as compared to $45.9 million in 2014 due to decreases of $47.7 million and $1.0 million in the Core U.S. and Acceptance Now segments, respectively, partially offset by a $2.2 million increase in our Mexico segment and improvement at the corporate level. Operating profit as a percentage of total revenue decreased to 0.8% for the three months ended September 30, 2015, from 6.0% in 2014. Excluding the other charges and credits, operating profit was $52.2 million, or 6.6% of revenue for the three months ended September 30, 2015, compared to $46.6 million, or 6.1% of revenue for the comparable period of 2014. These changes were primarily due to improvements in operating expenses in the Core U.S. segment and at the corporate level due to a decrease in spending on transformation initiatives, partially offset by the decrease in gross profit as discussed above and the increased labor and other store expenses associated with the growth of our Acceptance Now segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2015, compared to Nine Months Ended September 30, 2014
Store Revenue. Total store revenue increased by $125.8 million, or 5.4%, to $2,468.2 million for the nine months ended September 30, 2015, from $2,342.5 million for the nine months ended September 30, 2014. This was primarily due to increases of approximately $145.7 million in the Acceptance Now segment, partially offset by a decreases of approximately $16.1 million and $3.8 million in the Core U.S. and Mexico segments, respectively, as discussed in the segment performance sections below.
Same store revenue generally represents revenue earned in 3,836 locations that were operated by us for 13 months or more. Same store revenues increased by $133.0 million, or 7.0%, to $2,041.9 million for the nine months ended September 30, 2015, as compared to $1,908.9 million in 2014. The increase in same store revenues was attributable primarily to growth in the Acceptance Now segment. Same store revenues are reported on a constant currency basis beginning in 2015.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2015, increased by $24.8 million, or 4.7%, to $548.6 million, as compared to $523.9 million in 2014. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.1% for the nine months ended September 30, 2015, as compared to 25.6% in 2014, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold increased by $107.8 million, or 61.9%, to $282.1 million for the nine months ended September 30, 2015, from $174.3 million in 2014, comprised of a $75.2 million increase in the Acceptance Now segment, a $30.4 million increase in the Core U.S. segment and a $2.2 million increase in the Mexico segment. The gross margin percent of merchandise sales decreased to 6.1% for the nine months ended September 30, 2015, from 22.9% in 2014. Gross profit as a percent of total revenue was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales, primarily due to increased usage of the 90 day option pricing in the Acceptance Now segment and sales of smartphones in the Core U.S. segment.
Other Charges and (Credits). During the three months ended September 30, 2015, a charge of $34.7 million was recognized for the write-down of smartphones as discussed above, compared to a $7.2 million vendor settlement credit in the comparable period of the prior year, both in the Core U.S. segment.
Gross Profit. Gross profit decreased by $47.6 million, or 2.9%, to $1,591.7 million for the nine months ended September 30, 2015, from $1,639.3 million in 2014, including decreases of $84.0 million and $5.2 million in the Core U.S. and Mexico segments and a $40.6 million increase in the Acceptance Now segment, primarily due to the impact of the smartphone write-down and vendor settlement credit discussed above. Gross profit as a percentage of total revenue decreased to 64.1% for the nine months ended September 30, 2015, as compared to 69.4% in 2014. Excluding the other charges and credits, gross profit would have been $1,626.4 million, or 65.5% of revenue for the nine months ended September 30, 2015, compared to $1,632.3 million, or 69.1% of revenue for the comparable period of 2014, primarily due to the lower margins in the Acceptance Now segment, discussed further in the segment performance section below.
Store Labor. Store labor decreased by $23.4 million, or 3.5%, to $643.4 million, for the nine months ended September 30, 2015, as compared to $666.8 million in 2014. Labor in the Core U.S. segment decreased $34.5 million, partially offset by a $14.3 million increase in the Acceptance Now segment as discussed in the segment performance sections below. Store labor expressed as a percentage of total store revenue was 26.1% for the nine months ended September 30, 2015, as compared to 28.5% in 2014 due primarily to the labor savings in the Core U.S. segment.
Other Store Expenses. Other store expenses increased by $2.1 million, or 0.3%, to $631.4 million for the nine months ended September 30, 2015, as compared to $629.4 million in 2014. This change was primarily attributable to a $16.6 million increase in store expenses associated with the growth of our Acceptance Now segment, partially offset by decreases of $6.6 million and $5.9 million in the Core U.S. segments, respectively, driven by a lower store count year over year. Other store expenses expressed as a percentage of total store revenue were 25.6% for the nine months ended September 30, 2015, compared to 26.9% in 2014.
General and Administrative Expenses. General and administrative expenses increased by $2.6 million, or 2.1%, to $127.5 million for the nine months ended September 30, 2015, as compared to $124.8 million in 2014. General and administrative expenses expressed as a percentage of total revenue decreased to 5.1% for the nine months ended September 30, 2015, from 5.3% in 2014.
Other Charges. Other charges increased by $4.3 million, or 35.6%, to $16.4 million for the nine months ended September 30, 2015, as compared to $12.1 million in 2014. During the nine months ended September 30, 2015, we recognized losses of $6.1 million on the sale of Core U.S. stores, a $4.3 million restructuring charge for the closure of Core U.S stores, a $3.1 million restructuring charge for the closure of Mexico stores and charges of $2.8 million of start-up and warehouse closure expenses related to our sourcing and distribution initiative, compared to a $4.8 million restructuring charge for the closure of Core U.S. stores, a $4.6 million impairment charge related to internally-developed software and a $2.8 million restructuring charge for severance and other-payroll related costs in 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Operating Profit. Operating profit decreased by $32.9 million, or 22.6%, to $112.9 million for the nine months ended September 30, 2015, as compared to $145.8 million in 2014 due to a decrease of $47.1 million in the Core U.S. segment, partially offset by increases of $8.4 million and $3.9 million in the Acceptance Now and Mexico segments, respectively. Operating profit as a percentage of total revenue decreased to 4.5% for the nine-month period ended September 30, 2015, compared to 6.2% in 2014. Excluding the other charges and credits, operating profit was $164.0 million, or 6.6% of revenue for the nine months ended September 30, 2015, compared to $150.8 million, or 6.4% of revenue for the comparable period of 2014. The improvements in operating expenses in the Core U.S. segment and at the corporate level segment were offset by decrease in gross profit discussed above and the increased labor and other store expenses associated with the growth of our Acceptance Now segment.
Segment Performance
Core U.S. segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$575,356	$583,616	$(8,260)	(1.4)%	$1,798,055	$1,814,144	$(16,089)	(0.9)%
Gross profit	374,214	431,689	(57,475)	(13.3)%	1,236,964	1,320,975	(84,011)	(6.4)%
Operating profit	15,700	63,448	(47,748)	(75.3)%	149,971	197,103	(47,132)	(23.9)%
Change in same store revenue				(0.2)%				0.7%
Stores in same store revenue calculation				2,268				2,506
Revenues. The decreases in revenues for the three- and nine-month periods ended September 30, 2015, were driven by decreases in rentals and fees revenue compared to 2014, partially offset by increases in merchandise sales. The impact of the increases in same store revenue in the year-to-date period was offset by the continued rationalization of our Core U.S. store base. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three- and nine- month periods ended September 30, 2015, as compared to 2014, primarily due to a $34.7 million write-down of smartphones in the third quarter of 2015 and a decrease in store revenue as discussed above, while the third quarter of 2014 included a vendor settlement credit of $7.2 million. Gross profit as a percentage of total segment revenue decreased to 65.0% and 68.8% for the three- and nine- month periods ended September 30, 2015, respectively, from 74.0% and 72.8% for the respective periods in 2014, primarily due to the net impact of the merchandise write-down and vendor settlement credit. Margins were further impacted by a lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to smartphones.
Operating Profit. Operating profit as a percentage of segment revenue decreased to 2.7% and 8.3% for the three- and nine-month periods ended September 30, 2015, respectively, from 10.9% for both periods in 2014, primarily due to the decreased gross profit discussed above. Labor, as a percent of store revenue, was positively impacted by lower store count, labor hour reductions that occurred in the third quarter of 2014, lower workers compensation costs and the flexible labor overtime initiative. Other store expenses, as a percent of store revenue, were positively impacted by a lower store count, lower gas prices, lower training costs for smartphones and lower insurance, partially offset by higher product service cost and losses from smartphones. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.4% and 3.3% for the three- and nine-month periods ended September 30, 2015, respectively, compared to 3.4% and 2.9% for the comparable periods in 2014. For the nine-month period, Smartphone losses contributed to this increase, but these losses have improved sequentially due to phone locking programs, and we expect this trend to continue. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 2.1% and 1.9% for the three- and nine-month periods ended September 30, 2015, respectively, as compared to 1.5% and 1.3% for the respective periods in 2014. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acceptance Now segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$196,652	$155,278	$41,374	26.6%	$621,393	$475,665	$145,728	30.6%
Gross profit	102,133	92,378	9,755	10.6%	315,193	274,637	40,556	14.8%
Operating profit	28,901	29,938	(1,037)	(3.5)%	95,129	86,715	8,414	9.7%
Change in same store revenue				24.5%				30.1%
Stores in same store revenue calculation				1,121				1,192
Revenues. The increase in revenues in 2015 over 2014 was driven by same store revenue growth, the introduction of 90 day option pricing and the increased number of locations. This segment contributed approximately 24.8% and 25.0% of consolidated revenues in the three- and nine- month periods ended September 30, 2015, respectively, compared to approximately 20.3% and 20.1% of revenues for the respective periods in 2014.
Gross profit. Gross profit increased as a result of increased revenues in this segment. Gross profit as a percentage of revenues was 51.9% and 50.7% for the three- and nine- month periods ended September 30, 2015, respectively, as compared to 59.5% and 57.7% for the respective periods in 2014. The gross margin percentage was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to increased usage of the 90 day option pricing.
Operating profit. Operating profit for the three- and nine- month periods ended September 30, 2015, decreased due to higher labor and other store expenses due to the increased store count, which offset the increase in gross profit discussed above. This segment contributed approximately 65.6% and 40.3% of segment operating profit in the three- and nine- month periods ended September 30, 2015, respectively, compared to approximately 33.3% and 32.2% of segment operating profit for the respective periods in 2014. Excluding the impact of the write-off of smartphones in 2015 and the vendor settlement credit in 2014 in the Core U.S. segment, the Acceptance Now segment contributed approximately 33.7% and 34.2% of segment operating profit during the respective periods in 2015. Operating profit as a percentage of total revenue was 14.7% and 15.3% for the three- and nine- month periods ended September 30, 2015, respectively, compared to 19.3% and 18.2% for the respective periods in 2014, due primarily to the lower gross profit percentage as discussed above and increased store costs. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.2% and 7.9% for the three-month and nine-month periods ended September 30, 2015, as compared to 6.9% and 7.1% for the respective periods in 2014. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.6% and 0.8% for the three- and nine-month periods ended September 30, 2015, respectively, as compared to 1.0% for both the respective periods in 2014. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims.
Mexico segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$14,528	$19,131	$(4,603)	(24.1)%	$48,799	$52,646	$(3,847)	(7.3)%
Gross profit	9,500	13,553	(4,053)	(29.9)%	32,521	37,731	(5,210)	(13.8)%
Operating loss	(2,359)	(4,529)	2,170	47.9%	(12,992)	(16,928)	3,936	23.3%
Change in same store revenue				5.1%				11.2%
Stores in same store revenue calculation				80				138
Revenues. The reported revenues for the three- and nine- month periods ended September 30, 2015, were reduced by approximately $3.6 million and $8.8 million, respectively, due to exchange rate fluctuations compared to 2014. Revenue was positively impacted

RENT-A-CENTER, INC. AND SUBSIDIARIES

by the growth in same store revenue, but negatively impacted by the store closures in the second quarter of 2015. Same store revenues are reported on a constant currency basis beginning in 2015.
Gross Profit. Gross profit as a percentage of total revenues was 65.4% and 66.6% for the three- and nine- month periods ended September 30, 2015, respectively, compared to 70.8% and 71.7% for the respective periods in 2014.
Operating Loss. Operating losses for the three- and nine- month periods ended September 30, 2015, were reduced by approximately $0.6 million and $2.4 million, respectively, due to exchange rate fluctuations compared to 2014. Operating loss as a percentage of total revenue decreased to 16.2% and 26.6% for the three- and nine- month periods ended September 30, 2015, respectively, from 23.7% and 32.2% for the respective periods in 2014. Operating losses included charges of $3.1 million for the nine-month period ended September 30, 2015, related to store closures in the second quarter. Excluding these store closure charges, operating loss as a percentage of total revenues would have been 16.2% and 20.4% for the three- and nine- month periods ended September 30, 2015, respectively, improving as a result of operating initiatives designed to improve financial performance of our operations.
Franchising segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2015	2014	$	%	2015	2014	$	%
		Revised				Revised
Revenues	$5,069	$6,338	$(1,269)	(20.0)%	$16,340	$18,807	$(2,467)	(13.1)%
Gross profit	2,765	2,138	627	29.3%	7,056	5,989	1,067	17.8%
Operating profit	1,797	1,168	629	53.9%	4,004	2,191	1,813	82.7%
Revenues. Merchandise sales decreased approximately $2.0 million and $3.6 million for the three- and nine-month periods ended September 30, 2015, respectively, from the respective periods in 2014, partially offset by an increase of approximately $0.8 million and $1.2 million in royalty income and fees for the respective periods.
Gross Profit. Gross profit as a percentage of revenues increased to 54.5% and 43.2% for the three- and nine-month periods ended September 30, 2015, respectively, from 33.7% and 31.8% for the respective periods in 2014, primarily due to an increase in royalty revenue as a percentage of total revenue, resulting primarily from the increased royalty fee percentage paid by Rent-A-Center franchisees and growth in the franchisee revenue base.
Operating Profit. Operating profit as a percentage of total revenue increased to 35.5% and 24.5% for the three- and nine-month periods ended September 30, 2015, compared to 18.4% and 11.6%, respectively, for 2014, due to a decrease in general and administrative expenses and the increase in gross profit discussed above.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2015, we had $249.3 million of net cash provided by operating activities. We received a $112.5 million income tax refund which was used to pay down debt. We used cash in the amount of $61.1 million for capital expenditures, we used $38.3 million for payment of dividends, we paid $19.1 million in cash to acquire businesses and and received $12.2 million from the sale of stores, ending the nine-month period with $60.1 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $186.0 million to $249.3 million for the nine months ended September 30, 2015, from $63.3 million in 2014. This was primarily attributable to the receipt in 2015 of a $112.5 million income tax refund and increased sales of merchandise due to the increased usage of the 90 day option, partially offset by increased merchandise purchases to implement our sourcing and distribution initiative.
Cash used in investing activities decreased approximately $0.2 million to $68.0 million for the nine months ended September 30, 2015, from $68.2 million in 2014, due primarily to an increase in cash paid for the acquisition of businesses, offset by an increase in cash proceeds from the sale of assets.
Net cash used in financing activities was $165.2 million for the nine months ended September 30, 2015, compared to $25.0 million provided by financing activities in 2014, a change of $190.3 million. Our net reduction in debt was $128.4 million for the nine months ended September 30, 2015, as compared to a net increase in debt of $58.9 million for the comparable period in 2014, primarily due to the use of the income tax refund to pay down debt.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $439.2 million was available at November 2, 2015, at which date we had $52.8 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to service our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Merchandise Losses. Merchandise losses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer stolen merchandise	$38,076	$33,875	$116,462	$95,079
Other merchandise losses (1)	13,090	10,096	38,141	28,948
Total merchandise losses	$51,166	$43,971	$154,603	$124,027
__________

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $61.1 million and $61.7 million on capital expenditures during the nine-month periods ended September 30, 2015 and 2014, respectively, and expect to spend between $70 million and $80 million in 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acquisitions and New Location Openings. During the first nine months of 2015, we acquired locations and accounts for an aggregate purchase price of approximately $20.5 million in 19 different transactions.
The table below summarizes the location activity for the nine-month period ended September 30, 2015.

	Nine Months Ended September 30, 2015
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,824	1,406	—	177	187	4,594
New location openings	—	131	219	—	8	358
Acquired locations remaining open	5	—	—	—	—	5
Conversions	(22)	(4)	4	—	22	—
Closed locations
Merged with existing locations	81	65	—	34	—	180
Sold or closed with no surviving location	29	—	—	—	10	39
Locations at end of period	2,697	1,468	223	143	207	4,738
Acquired locations closed and accounts merged with existing locations	28	—	—	—	—	28
Total approximate purchase price of acquired stores (in thousands)	$20,500	$—	$—	$—	$—	$20,500
Senior Debt. As discussed in Note 3 to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $94.7 million had been so utilized as of November 2, 2015, at which date $150.0 million was outstanding and $430.3 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.51% at November 2, 2015.
Senior Notes. See descriptions of our senior notes in Note 4 to the consolidated financial statements.
Dividends. Our ability to pay cash dividends is limited to the amount of the restricted payments baskets under our Senior Debt and Senior Notes. The restricted payments baskets are reduced by the full amount of a net loss recorded on a GAAP basis for any quarter. Accordingly, any non-cash charges recorded to account for goodwill or any other impairment would reduce the restricted payments basket which could limit our ability to pay cash dividends. See Notes 3 and 4 to the Consolidated Financial Statements included earlier in this Quarterly Report on Form 10-Q.
Store Leases. We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $13.2 million was outstanding as of September 30, 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2015:

	Payments Due by Period
Contractual Cash Obligations	Total		2015	2016-2017	2018-2019	Thereafter
	(In thousands)
Senior Term Debt	$221,625	(1)	$562	$4,500	$4,500	$212,063
Revolving Facility	150,000	(2)	—	—	150,000	—
INTRUST Line of Credit	—		—	—	—	—
6.625% Senior Notes(3)	399,407		9,697	38,788	38,788	312,134
4.75% Senior Notes(4)	321,250		5,937	23,750	23,750	267,813
Operating Leases	511,177		46,174	298,714	142,240	24,049
Total(5)	$1,603,459		$62,370	$365,752	$359,278	$816,059
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at September 30, 2015, was 0.75%.

(2)
Amount referenced does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.75% or the prime rate plus 0.50% to 1.75% at our election. The weighted average Eurodollar rate on our Revolving Facility at September 30, 2015, was 0.16%.

(3)	Includes interest payments of $9.7 million on each of May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(5)
As of September 30, 2015, we have $24.9 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the valuation of goodwill is an area in which the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make this accounting policy critical.
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually on October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors which could necessitate an interim impairment assessment include a sustained decline in our market capitalization, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Our reporting units are generally our reportable operating segments identified in Note 8 to the consolidated financial statements. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include the general strength of the economy and other economic conditions that affect consumer preferences and spending, factors that affect the disposable income of our current and potential customers and our ability to execute on our multi-year program designed to transform and modernize our operations, including the flexible labor and sourcing and distribution initiatives. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value of goodwill exceeds its implied fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the estimated fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination. At December 31, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $1,310.1 million and $54.4 million, respectively. The fair value of the Core U.S. segment exceeded its carrying value by over 6%. The fair value of the Acceptance Now segment significantly exceeded its carrying value (by over 100%). If we fail to achieve the estimated revenue growth rates or operating margins, the fair value of a reporting unit could decrease below its carrying value, resulting in an impairment of goodwill that could have a material impact on our financial statements. Based on the results of our 2014 annual assessment, we concluded that no impairment of goodwill existed at December 31, 2014. During the nine months ended September 30, 2015, we did not identify any events or changes in circumstances that more likely than not would have reduced the fair value of a reporting unit below its carrying amount.
The excess amount of estimated fair value over carrying value for the Core U.S. segment would be impacted by the following (each taken individually and in the absence of off-setting actions by management):

•
A hypothetical 100 basis point incremental decrease over five years in the revenue growth assumption in our model would cause a decrease of 1.4% in the excess amount of estimated fair value over carrying value.

•
A hypothetical 10 basis point incremental decrease in the operating margin improvement assumption in our model would cause a decrease of 1.7% in the excess amount of estimated fair value over carrying value.

•
A hypothetical 10 basis point incremental increase in the assumed weighted average cost of capital in our model would cause a decrease of 1.4% in the excess amount of estimated fair value over carrying value.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2015, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $221.6 million outstanding in Term Loans, $150.0 million outstanding on our Revolving Facility and $0 outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at September 30, 2015, was $285.8 million. The fair value of the 4.75% senior notes, based on the closing price at September 30, 2015, was $213.1 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2015, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at September 30, 2015, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $2.5 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2015, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. For the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2015

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