Form 10-K
period 2015-12-31
RENT A CENTER INC DE
filed 2016-02-29
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Aggregate market value of the 51,803,820 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2015	$1,468,638,297
Number of shares of Common Stock outstanding as of the close of business on February 22, 2016:	53,091,850

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

.

i

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	failure to manage our store labor and other store expenses;

•	our ability to identify, develop and successfully execute strategic initiatives;

•	our ability to successfully implement our new store information management system and a new finance/HR enterprise system;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or e-commerce capabilities;

•	failure to achieve the anticipated profitability enhancements from the changes to the 90 day option pricing program and the development of dedicated commercial sales capabilities;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in prices of our products;

•
our ability to execute and the effectiveness of a store consolidation, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;

•	our available cash flow;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

•	uncertainties regarding the ability to open new locations;

•	our ability to acquire additional stores or customer accounts on favorable terms;

•	our ability to control costs and increase profitability;

•	our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation or adoption of regulations adversely affecting the rent-to-own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

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

PART I
Item 1. Business.

History of Rent-A-Center
Unless the context indicates otherwise, references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center, Inc., the parent, and any or all of its direct and indirect subsidiaries. For any references in this document to Note A through Note T, refer to the Notes to Consolidated Financial Statements in Item 8.
We are one of the largest rent-to-own operators in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers (including tablets), smartphones, and furniture (including accessories), under flexible rental purchase agreements with no long-term obligation. We were incorporated in the State of Delaware in 1986, and our common stock is traded on the Nasdaq Global Select Market under the symbol "RCII."
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
Brand name merchandise. We offer well-known brands such as LG, Samsung, Sony and Vizio home electronics; Frigidaire, General Electric, LG, Samsung and Whirlpool appliances; Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; LG and Samsung smartphones; and Ashley, Powell and Standard furniture.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash, credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 83% and 91% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our Mexico segment, respectively. Payments are made in advance on a monthly basis in our Acceptance Now segment.
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

Our Growth Strategy
We are in the midst of a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow profitably our Acceptance Now segment. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. stores, formulating a customer-focused, value-based pricing strategy, developing a new sourcing and distribution model, implementing new technology into our Acceptance Now locations, and introducing e-commerce capabilities to our Core U.S. segment.
Flexible Labor Model
Historically, we utilized a fixed labor model in our Core U.S. rent-to-own stores, generally using five employees who perform all tasks including sales, customer verification, collections, merchandise receiving and delivery and setup. Because our stores are open for business six days per week, this fixed labor model included regularly scheduled overtime, and did not allow us to scale our costs to match the revenue cycles. In 2015, we rolled out a flexible labor model utilizing part-time delivery specialists so that in-store personnel can provide better customer service during peak operating hours, gain cost savings during off-peak hours and improve efficiency during seasonal fluctuations in the business. The introduction of the flexible labor model in 2015 has had a meaningful impact on our Core U.S. store labor expense.
Pricing and Promotions
We need to price our products to remain competitive in the market, maintain a customer-centric focus and drive traffic. We implemented new pricing strategies in our Core U.S. stores in 2015 to meet these challenges. We focused on areas of immediate impact, while building a foundation for improvement, and will incorporate more structured and data-driven decision making to improve our Core U.S. marketing promotions, sales events and brand alignment.
Sourcing and Distribution
Since the Company's inception, the stores in our Core U.S. segment relied on rental merchandise shipped from the manufacturer or distributor directly to the store and did not utilize centralized warehousing and distribution. This operating model allowed us to expand our store base rapidly with lower costs to enter new markets, but also limited our product options, reduced our ability to leverage our expenses, created longer lead times and embedded additional costs. Now that the store base has matured and we have achieved substantial market penetration, in 2015, we created new direct supplier partnerships, implemented a new system to manage distribution operations, implemented a network of distribution centers through a third-party logistics partnership and automated replenishment processes from distribution centers to stores. The use of distribution centers allows us to take greater advantage of discounted bulk purchasing and expand the number of potential manufacturers and suppliers, which allows us to offer our customers a wider selection of products while generating greater margins, better flexibility and improved store service levels.
Virtual Acceptance Now
In 2014, we developed a virtual solution that decreased the time to process rental purchase agreements, streamlined the sales process and enhanced the customer's experience. This virtual solution was implemented in all of our manned Acceptance Now locations as of December 31, 2015. This platform is also being used in unmanned Acceptance Now Direct locations, or virtual kiosks, where the retailer does not have enough credit-constrained customers to justify creating a manned location.
E-Commerce
Like many industries, the rent-to-own industry is being transformed by the internet and virtual marketplace. To meet these evolving demands, we will introduce e-commerce capabilities to our Core U.S. segment in 2016. We believe that offering the rental purchase transaction online will allow us to access new customers who might not otherwise consider rent-to-own, as well as enable our existing customers to interact with Rent-A-Center more easily and conveniently. By pairing e-commerce together with our traditional brick-and mortar stores, we believe we will offer our customers an even more compelling value proposition.

Technology Investments
Included in our multi-year transformation program are significant investments in new technologies that will enable the strategic programs described above, as well as other initiatives, to improve operations and support business growth. We developed and implemented applications and systems to support our new distribution network, such as a warehouse management system and enhancements to our automated replenishment system. As described above, we have developed a virtual solution for the Acceptance Now transaction. We are also in the process of implementing in the stores in our Core U.S. segment our new store information management system and processes that extend and improve capabilities for store sales and operations. We implemented our Enterprise corporate management system which integrates key corporate back-office systems, such as our financial reporting and inventory management systems, as well as collects and consolidates critical business data from all store operations. During 2016, we will begin the work on an integrated financial and human resources enterprise system with an implementation date in the first quarter of 2017.

Our Operating Segments
We report four operating segments: Core U.S., Acceptance Now, Mexico, and Franchising. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note R to the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Core U.S.
Our Core U.S. segment is our largest operating segment, comprising approximately 72% of our consolidated net revenues for the year ended December 31, 2015. Approximately 79% of our business in this segment is from repeat customers.
At December 31, 2015, we operated 2,672 company-owned stores in the United States, Canada and Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
Acceptance Now
Through our Acceptance Now segment, we generally provide an on-site rent-to-own option at a third-party retailer’s location. In the event a retail purchase credit application is declined, the customer can be introduced to an in-store Acceptance Now representative who explains an alternative transaction for acquiring the use and ownership of the merchandise. Because we neither require nor perform a formal credit investigation for the approval of the rental purchase transaction, applicants who meet certain basic criteria are generally approved. We believe our Acceptance Now program is beneficial for both the retailer and the consumer. The retailer captures more sales because we buy the merchandise directly from them and future rental payments are generally made at the retailer’s location. We believe consumers also benefit from our Acceptance Now program because they are able to obtain the products they want and need without the necessity of credit. The gross margins in this segment are lower than the gross margins in our Core U.S. segment because we pay retail for the product. Through certain retail partners, we offer our customers the option to obtain ownership of the product at or slightly above the full retail price if they pay within 90 days. In some cases, the retailer provides us a rebate on the cost of the merchandise if the customer exercises this 90 day option.
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
We intend to grow the Acceptance Now segment by increasing the number of our retail partners and the number of locations with our existing retail partners as well as expanding the number of locations using our virtual solution. As of December 31, 2015, we operated 1,444 staffed kiosk locations inside furniture and electronics retailers located in 40 states and Puerto Rico, and 532 virtual (direct) locations.

Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. At December 31, 2015, we operated 143 stores in this segment. During 2015, we implemented operational initiatives that have decreased operating losses, and we believe the financial performance of our Mexico operations will continue to improve. We are optimistic that these initiatives will be successful. However, if we are unable to achieve an acceptable level of profitability in Mexico, we will consider all available alternatives for our operations in Mexico.
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
At December 31, 2015, this segment franchised 227 stores in 31 states operating under the Rent-A-Center (149 stores), ColorTyme (40 stores) and RimTyme (38 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $35,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31:

	2015	2014	2013
Core U.S.	2,672	2,824	3,010
Acceptance Now Staffed	1,444	1,406	1,325
Acceptance Now Direct	532	—	—
Mexico	143	177	151
Franchising	227	187	179
Total locations	5,018	4,594	4,665

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
Product Selection
Our Core U.S. and Mexico stores generally offer merchandise from five basic product categories: consumer electronics, appliances, computers (including tablets), smartphones, and furniture (including accessories). Although we seek to maintain sufficient inventory in our stores to offer customers a wide variety of models, styles and brands, we generally limit merchandise to prescribed levels to maintain strict inventory controls. We seek to provide a wide variety of high quality merchandise to our customers, and we emphasize products from name-brand manufacturers. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is generally offered at a similar weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.
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
The merchandise assortment may vary in our non-U.S. stores according to market characteristics and consumer demand unique to the particular country in which we are operating. For example, in Mexico, the appliances we offer are sourced locally, providing our customers in Mexico the look and feel to which they are accustomed in that product category.
Acceptance Now locations offer the merchandise available for sale at the applicable third-party retailer, primarily furniture and accessories, consumer electronics and appliances.
For the year ended December 31, 2015, furniture and accessories accounted for approximately 40% of our consolidated rentals and fees revenue, consumer electronic products for 26%, appliances for 18%, computers for 9% and smartphones for 7%.
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
If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Core U.S. segment, on or before the 150th day in the Acceptance Now segment and on or before the 60th day in the Mexico segment.

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

Purchasing
Our centralized inventory management organization utilizes a combination of automated and manual merchandise planning, forecasting and replenishment processes to determine appropriate inventory levels to maintain in our third-party distribution centers and company-owned stores. Inventory levels are monitored on a daily basis, and purchase orders are processed and sent to manufacturers and distributors on a weekly basis to replenish inventory housed in our third-party distribution centers. In 2015, we implemented a customized software solution that builds recommended store replenishment orders based on current store inventory levels, current store rental and return trends, seasonality, product needs, desired weeks of supply targets, and other key factors. Approved orders are then passed through an automated solution to our third party distribution center and furniture manufacturer and product ships to the stores. The replenishment system and associated processes allow us to retain tight control over our inventory, ensure assortment diversity in our stores and assists us in having the right products available at the right time.

In our Core U.S. and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2015, approximately 11% of our merchandise purchases were attributable to Ashley Furniture Industries. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
In our Acceptance Now segment, we purchase the merchandise selected by the customer from the applicable third-party retailer at the time such customer enters into a rental purchase agreement with us.
With respect to our Franchising segment, the franchise agreement requires the franchised stores to exclusively offer for rent or sale only those brands, types and models of products that Franchising has approved. The franchised stores are required to maintain an adequate mix of inventory that consists of approved products for rent as dictated by Franchising policy manuals. Franchising negotiates purchase arrangements with various suppliers it has approved, and franchisees purchase directly from those suppliers and from inventory housed in our third-party distribution centers.

Marketing
We promote our products and services through television and radio commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search, website and store signage, all of which are designed to increase our name recognition among our customers and potential customers. Our advertisements emphasize such features as product and name-brand selection, the opportunity to pay as you go without credit, long-term contracts or obligations, delivery and set-up at no additional cost, product repair and loaner services at no extra cost, lifetime reinstatement and multiple options to acquire ownership, including 90 day option pricing, an early purchase option or through a fixed number of payments. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rent-to-own transaction. We believe that as the Rent-A-Center name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the rent-to-own alternative to credit as well as solidify our reputation as a leading provider of high-quality, branded merchandise and services.
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

Industry & Competition
According to the Association of Progressive Rental Organizations, the $8.5 billion rent-to-own industry in the United States, Mexico and Canada consists of approximately 8,900 stores, serves approximately 4.8 million customers and approximately 83% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. We believe the number of consumers lacking access to credit is increasing. According to data released by the Fair Isaac Corporation on August 17, 2015, consumers in the “subprime” category (those with credit scores below 650) made up 32% of the United States population.
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

Seasonality
Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, primarily due to federal income tax refunds. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.
Trademarks
We own various trademarks and service marks, including Rent-A-Center® and RAC Worry-Free Guarantee® that are used in connection with our operations and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we have obtained trademark registrations in Mexico, Canada and certain other foreign jurisdictions. We believe we hold the necessary rights for protection of the trademarks and service marks essential to our business. The products held for rent in our stores also bear trademarks and service marks held by their respective manufacturers.
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
Employees
As of February 22, 2016, we had approximately 24,300 employees.
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
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 102 rent-to-own stores, and 65 and 70 Acceptance Now Staffed and Acceptance Now Direct locations, respectively, in North Carolina.
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
Our success depends on the effective implementation and continued execution of our strategies.
Our Core U.S. store base is mature and our Acceptance Now business operates in an intensively competitive environment. We are in the midst of a multi-year program designed to address these dynamics by transforming and modernizing our operations in order to improve the profitability of the Core U.S. segment while continuing to grow profitably our Acceptance Now segment. These strategic initiatives are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:

•	a flexible labor model;

•	a customer-focused, value-based pricing strategy;

•	centralized sourcing and distribution; and

•	developing, managing and improving the technology required to meet the evolving demands of our customers and compete in the rapidly changing rent-to-own industry.
There is no assurance that we will be able to implement and execute these strategic initiatives in accordance with our expectations. Higher costs or failure to achieve targeted results associated with the implementation of such new programs or initiatives could adversely affect our results of operations or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.
We are highly dependent on the financial performance of our Core U.S. operating segment.
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 72% of our consolidated net revenues for the year ended December 31, 2015. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
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
Our Acceptance Now segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our Acceptance Now segment to lose customers, substantially decreasing the revenues and earnings of our Acceptance Now segment. This could adversely affect our financial results and slow our overall growth. In 2015, approximately 71% of the total revenue of the Acceptance Now segment originated at our Acceptance Now kiosks located in stores operated by six retail partners. We may be unable to continue growing the Acceptance Now segment if we are unable to find third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.

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
With the continued expansion of Internet use, as well as mobile computing devices and smart phones, competition from the e-commerce sector continues to grow. We have launched virtual capabilities within our Acceptance Now segment and have plans in 2016 to expand those capabilities to our Core U.S. segment. There can be no assurance we will be able to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.
Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.
Any disruption in the operation of our distribution centers could result in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores or longer lead time associated with distributing merchandise. Any such disruption within our supply chain network, including damage or destruction to one of our five regional distribution centers, could result in decreased net sales, increased costs and reduced profits.
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
Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. Because we self-insure a significant portion of expected losses under our workers' compensation, general liability, vehicle and group health insurance programs, unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including potential increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs. This could have a material adverse effect on our financial condition and results of operations.

Our operations in Mexico are subject to political or regulatory changes and significant changes in the economic environment and other concerns.
We opened our first store in Mexico in October 2010, and operated 143 stores in Mexico as of December 31, 2015. Changes in the business, regulatory or political climate in Mexico could adversely affect our operations there. Mexico is also subject to certain potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand. In addition, our assets, investments in, earnings from and dividends from our Mexican subsidiaries must be translated to U.S. dollars from the Mexican peso. Accordingly, we are exposed to risks associated with fluctuations of the exchange rate for the Mexican peso which may have an impact on our future costs or on future cash flows from our Mexico operations, and could adversely affect our financial performance.
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
Our operations are dependent on effective management information systems. Failure of these systems could negatively impact our business, financial condition and results of operations.
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
We are currently investing in new information technology systems and implementing modifications and upgrades to existing systems to support our growth plan. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We are taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. The disruption in our information technology systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially adversely impact our business, financial condition and results of operations.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2015, $411.1 million was outstanding under our senior credit facilities.
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

2015	High	Low	Cash Dividends Declared
Fourth Quarter	$26.26	$14.69	$0.24
Third Quarter	$29.66	$23.68	$0.24
Second Quarter	$33.59	$25.13	$0.24
First Quarter	$37.23	$26.47	$0.24

2014	High	Low	Cash Dividends Declared
Fourth Quarter	$37.49	$28.00	$0.24
Third Quarter	$31.20	$23.42	$0.23
Second Quarter	$30.49	$25.67	$0.23
First Quarter	$33.77	$23.65	$0.23
As of February 22, 2016, there were approximately 37 record holders of our common stock.
Future decisions to pay cash dividends on our common stock continue to be at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, contractual restrictions, financial condition, future prospects and any other factors our Board of Directors may deem relevant. Cash dividend payments are subject to certain restrictions in our debt agreements. Please see Note H and Note I to the consolidated financial statements for further discussion of such restrictions.
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of December 31, 2015, we had purchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million under this common stock repurchase program. No shares were repurchased during 2015 and 2014.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2010, and dividends, if any, were reinvested for all years ending December 31.

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2015, have been derived from our audited consolidated financial statements. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
	2015		2014		2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations
Revenues
Store
Rentals and fees	$2,781,315		$2,745,828	(5)	$2,695,895	$2,653,925	$2,494,483
Merchandise sales	377,240		290,048		278,753	300,077	259,796
Installment sales	76,238		75,889		71,475	67,071	67,123
Other	19,158		19,949		18,133	16,391	17,925
Franchise
Merchandise sales	15,577		19,236		24,556	32,893	29,792
Royalty income and fees	8,892		6,846		5,206	5,314	5,011
	3,278,420		3,157,796		3,094,018	3,075,671	2,874,130
Cost of revenues
Store
Cost of rentals and fees	728,706		704,595		676,674	642,387	572,874
Cost of merchandise sold	356,696		231,520		216,206	241,219	201,854
Cost of installment sales	25,677		26,084		24,541	23,287	23,340
Other charges and (credits)	34,698	(1)	(6,836)	(6)	—	—	—
Franchise cost of merchandise sold	14,534		18,070		23,104	31,314	28,307
	1,160,311		973,433		940,525	938,207	826,375
Gross profit	2,118,109		2,184,363		2,153,493	2,137,464	2,047,755
Operating expenses
Store expenses
Labor	854,610		888,929		881,671	840,377	791,630
Other store expenses	833,914		842,254		789,212	764,770	744,767
General and administrative expenses	166,102		162,316		147,621	140,039	131,909
Depreciation, amortization and write-down of intangibles	80,720		83,168		86,912	79,249	69,889
Goodwill impairment charge	1,170,000	(2)	—		1,068	—	—
Other charges	20,651	(3)	14,234	(7)	—	—	24,063	(9)
	3,125,997		1,990,901		1,906,484	1,824,435	1,762,258
Operating profit (loss)	(1,007,888)		193,462		247,009	313,029	285,497
Finance charges from refinancing	—		4,213	(8)	—	—	—
Interest expense, net	48,692		46,896		38,813	31,223	36,607
Earnings (loss) before income taxes	(1,056,580)		142,353		208,196	281,806	248,890
Income tax expense (benefit)	(189,952)	(4)	45,931		79,439	101,788	89,169
NET EARNINGS (LOSS)	$(866,628)		$96,422		$128,757	$180,018	$159,721
Basic earnings (loss) per common share	$(16.34)		$1.82		$2.35	$3.06	$2.61
Diluted earnings (loss) per common share	$(16.34)		$1.81		$2.33	$3.03	$2.58
Cash dividends declared per common share	$0.96		$0.93		$0.86	$0.69	$0.54

Item 6. Selected Financial Data — Continued.

	December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in thousands)
Consolidated Balance Sheet Data
Rental merchandise, net	$1,136,472	$1,237,856	$1,124,198	$1,006,419	$942,526
Intangible assets, net	213,899	1,377,992	1,373,518	1,352,888	1,350,855
Total assets	1,987,008	3,271,197	3,018,175	2,859,085	2,795,241
Total debt	968,373	1,042,813	916,275	687,500	740,675
Total liabilities	1,516,526	1,881,802	1,682,306	1,403,228	1,446,564
Stockholders' equity	470,482	1,389,395	1,335,869	1,455,857	1,348,677

Operating Data (Unaudited)
Core U.S. and Mexico stores open at end of period	2,815	3,001	3,161	3,098	3,074
Acceptance Now Staffed locations open at end of period	1,444	1,406	1,325	966	750
Acceptance Now Direct locations open at end of period	532	—	—	—	—
Same store revenue growth (decrease) (10)	5.7%	1.2%	(2.0)%	1.4%	0.8%
Franchise stores open at end of period	227	187	179	224	216
 ________

(1)	Includes a $34.7 million write-down of smartphones.

(2)	Includes a $1,170.0 million goodwill impairment charge in the Core U.S. segment.

(3)
As discussed further in Note L, includes a $7.5 million loss on the sale of Core U.S. and Canada stores, a $7.2 million charge related to the closure of Core U.S. and Mexico stores, $2.8 million of charges for start-up and warehouse closure expenses related to our sourcing and distribution initiative, a $2.0 million restructuring charge and $1.1 million of losses for other store sales and closures.

(4)	Includes $6.0 million of discrete adjustments to income tax reserves.

(5)	Includes a $0.6 million reduction of revenue due to consumer refunds as a result of an operating system programming error.

(6)	Includes a $6.8 million credit due to the settlement of a lawsuit against the manufacturers of LCD screen displays.

(7)
As discussed further in Note L, includes store closure charges of $5.1 million, corporate restructuring charges of $2.8 million, asset impairment charges of $4.6 million and a $1.8 million loss on the sale of stores in the Core U.S. segment.

(8)	Includes the effects of a $4.2 million financing expense related to the payment of debt origination costs and the write-off of unamortized financing costs.

(9)
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

(10)
In 2011 and 2012, same store revenue growth for each period presented includes revenues only of stores open throughout the full period and the comparable prior period. Beginning in 2013, new or acquired stores were added to the same store revenue base in the 13th full month of operation.

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
Overview
We continue to grow our Acceptance Now segment with consistent year-over-year growth in both revenue and same store sales, driven by introduction of the 90 day option pricing, the increased number of staffed locations and the launch of our virtual solution in 532 locations. Our online approval engine has increased the speed at which we process new rental applications while improving our ability to manage the risk associated with new customers. Acceptance Now contributed approximately 25.0% of our consolidated revenues in 2015.
During 2015, we have continued efforts under our multi-year transformation program, with a phased implementation of our flexible labor model in most of our Core U.S. stores, which has had a meaningful impact on our store labor expense. The introduction of part-time coworkers who are focused on merchandise delivery and pick-up allows other coworkers to maintain focus on sales and collections. Our sourcing and distribution model was also implemented in 2015 with five distribution centers operated by a third-party logistics provider, which has driven a decrease in our cost of rental merchandise.
Upon completing step one of our annual goodwill impairment test as of October 1, 2015, we determined the fair value of our Core U.S. segment was below its carrying value. We then performed step two of the impairment test for the Core U.S. segment and determined the carrying value of goodwill exceeded its implied fair value. Accordingly, in the fourth quarter of 2015, we recognized an impairment charge of $1,170.0 million. The impairment is a non-cash charge and does not affect our liquidity or our debt covenants. The goodwill in our Acceptance Now segment was not impaired.
During the third quarter of 2015, we determined it was necessary to adjust our smartphone inventory primarily through the write-down of older generation phones and via the acceleration of secondary market dispositions of excess phone inventory. Upon introducing the category a year ago, we purchased inventory to support new and older technology, and older generation phones fell short of our expectations while newer generation phones exceeded our expectations, resulting in excess phones. In connection with this decision, we recorded a $34.7 million inventory write-down in cost of sales in the Core U.S. segment to account for these actions.
Revenues in our Core U.S. segment decreased approximately $43 million year over year despite positive trends in our same store sales year over year due to the roll-out of smartphones in July 2014. This is due to the continued rationalization of our Core U.S. store base where we closed, sold or converted 157 stores in 2015 and 202 stores in 2014.

	Year Ended December 31,			2015-2014 Change		2014-2013 Change
(Dollar amounts in thousands)	2015	2014	2013	$	%	$	%
Revenues
Store
Rentals and fees	$2,781,315	$2,745,828	$2,695,895	$35,487	1.3%	$49,933	1.9%
Merchandise sales	377,240	290,048	278,753	87,192	30.1%	11,295	4.1%
Installment sales	76,238	75,889	71,475	349	0.5%	4,414	6.2%
Other	19,158	19,949	18,133	(791)	(4.0)%	1,816	10.0%
Total store revenues	3,253,951	3,131,714	3,064,256	122,237	3.9%	67,458	2.2%
Franchise
Merchandise sales	15,577	19,236	24,556	(3,659)	(19.0)%	(5,320)	(21.7)%
Royalty income and fees	8,892	6,846	5,206	2,046	29.9%	1,640	31.5%
Total revenues	3,278,420	3,157,796	3,094,018	120,624	3.8%	63,778	2.1%
Cost of revenues
Store
Cost of rentals and fees	728,706	704,595	676,674	24,111	3.4%	27,921	4.1%
Cost of merchandise sold	356,696	231,520	216,206	125,176	54.1%	15,314	7.1%
Cost of installment sales	25,677	26,084	24,541	(407)	(1.6)%	1,543	6.3%
Total cost of store revenues	1,111,079	962,199	917,421	148,880	15.5%	44,778	4.9%
Other charges and (credits)	34,698	(6,836)	—	41,534	(607.6)%	(6,836)	—
Franchise cost of merchandise sold	14,534	18,070	23,104	(3,536)	(19.6)%	(5,034)	(21.8)%
Total cost of revenues	1,160,311	973,433	940,525	186,878	19.2%	32,908	3.5%
Gross profit	2,118,109	2,184,363	2,153,493	(66,254)	(3.0)%	30,870	1.4%
Operating expenses
Store expenses
Labor	854,610	888,929	881,671	(34,319)	(3.9)%	7,258	0.8%
Other store expenses	833,914	842,254	789,212	(8,340)	(1.0)%	53,042	6.7%
General and administrative	166,102	162,316	147,621	3,786	2.3%	14,695	10.0%
Depreciation, amortization and write-down of intangibles	80,720	83,168	86,912	(2,448)	(2.9)%	(3,744)	(4.3)%
Goodwill impairment charge	1,170,000	—	1,068	1,170,000	—	(1,068)	(100.0)
Other charges	20,651	14,234	—	6,417	45.1%	14,234	—
Total operating expenses	3,125,997	1,990,901	1,906,484	1,135,096	57.0%	84,417	4.4%
Operating profit (loss)	(1,007,888)	193,462	247,009	(1,201,350)	(621.0)%	(53,547)	(21.7)%
Finance charges from refinancing	—	4,213	—	(4,213)	(100.0)%	4,213	—
Interest, net	48,692	46,896	38,813	1,796	3.8%	8,083	20.8%
Earnings (loss) before income taxes	(1,056,580)	142,353	208,196	(1,198,933)	(842.2)%	(65,843)	(31.6)%
Income tax expense (benefit)	(189,952)	45,931	79,439	(235,883)	(513.6)%	(33,508)	(42.2)%
Net earnings (loss)	$(866,628)	$96,422	$128,757	$(963,050)	(998.8)%	$(32,335)	(25.1)%
The table above is a reference for the discussion that follows.
Comparison of the Years Ended December 31, 2015 and 2014
Store Revenue. Total store revenue increased by $122.2 million, or 3.9%, to $3,254.0 million for the year ended December 31, 2015, from $3,131.7 million for 2014. This was primarily due to an increase of approximately $173.5 million in the Acceptance Now segment, partially offset by decreases of approximately $42.8 million and $8.4 million in the Core U.S. and Mexico segments, respectively, as discussed further in the segment performance section below.

Same store revenue represents revenue earned in 4,105 locations that were operated by us for 13 months or more. Same store revenues increased by $143.0 million, or 5.7%, to $2,641.7 million for the year ended December 31, 2015, as compared to $2,498.8 million in 2014. The increase in same store revenues was primarily attributable to growth in the Acceptance Now segment.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2015, increased by $24.1 million, or 3.4%, to $728.7 million, as compared to $704.6 million in 2014. This increase in cost of rentals and fees was primarily attributable to growth in rentals and fees revenue in the Acceptance Now segment in 2015 as compared to 2014, partially offset by decreases in rentals and fees revenue in the Core U.S. and Mexico segments. The gross margin percent of rentals and fees decreased to 73.8% for the year ended December 31, 2015, as compared to 74.3% in 2014, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold increased by $125.2 million, or 54.1%, to $356.7 million for the year ended December 31, 2015, from $231.5 million in 2014. The gross margin percent of merchandise sales decreased to 5.4% for the year ended December 31, 2015, from 20.2% in 2014, driven by a lower gross profit margin on merchandise sales and a higher mix of merchandise sales, primarily due to increased usage of the 90 day cash option in the Acceptance Now segment and sales of smartphones in the Core U.S. segment.
Other Charges and (Credits). During 2015, we recognized a $34.7 million charge for the write-down of smartphones as discussed above, compared to a $6.8 million credit recognized in 2014 as a result of a class-action settlement with the manufacturers of LCD screen displays, which is discussed further in Note K to the consolidated financial statements.
Gross Profit. Gross profit decreased by $66.3 million, or 3.0%, to $2,118.1 million for the year ended December 31, 2015, from $2,184.4 million in 2014, driven by decreases of $108.4 million and $8.7 million in the Core U.S. and Mexico segments, partially offset by a $49.0 million increase in the Acceptance Now segment, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 64.6% in 2015 compared to 69.2% in 2014. Without the $34.7 million smartphone write-down and the $6.8 million vendor settlement credit discussed above, gross margin as a percentage of total revenue would have been 65.7% for the year ended December 31, 2015, a decrease of 3.3% from the prior year, primarily due to the lower margins in the Acceptance Now segment as discussed above.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $34.3 million, or 3.9%, to $854.6 million for the year ended December 31, 2015, as compared to $888.9 million in 2014. Store labor in the Core U.S. and Mexico segments decreased $46.7 million and $5.5 million, respectively, partially offset by an increase of $17.9 million in the Acceptance Now segment. Store labor expressed as a percentage of total store revenue decreased to 26.3% for the year ended December 31, 2015, from 28.4% in 2014, as discussed further in the segment performance section below.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $8.3 million, or 1.0%, to $833.9 million for the year ended December 31, 2015, as compared to $842.3 million in 2014. Other store expenses expressed as a percentage of total store revenue decreased to 25.6% for the year ended December 31, 2015, from 26.9% in 2014, as discussed further in the segment performance section below.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $3.8 million, or 2.3%, to $166.1 million for the year ended December 31, 2015, as compared to $162.3 million in 2014. General and administrative expenses expressed as a percentage of total revenue were 5.1% for each of the years ended December 31, 2015 and 2014.
Goodwill Impairment Charge. During 2015, we recognized a $1,170.0 goodwill impairment charge due to an impairment in the goodwill in the Core U.S. segment. Goodwill impairment charge is discussed further in Note E to the notes to the consolidated financial statements.
Other Charges. Other charges relating to store sales and consolidations, startup costs related to our new sourcing and distribution network and corporate restructuring increased by $6.4 million, or 45.1%, to $20.7 million in 2015, as compared to $14.2 million in 2014. See Note L to the notes to the consolidated financial statements for additional detail regarding these other charges.
Operating Profit (Loss). Operating loss was $1,007.9 million for the year ended December 31, 2015, as compared to an operating profit of $193.5 million in 2014, a decrease of $1,201.4 million. Operating loss as a percentage of total revenue was 30.7% for the year ended December 31, 2015, as compared to an operating profit of 6.1% for 2014, primarily due to the goodwill impairment charge and other charges and credits discussed above. Excluding the $1,225.3 million and $7.4 million of other charges and credits in 2015 and 2014, respectively, discussed above, operating profit as a percentage of revenue would have been 6.6% and 6.4% in 2015 and 2014, respectively, discussed further in the segment performance section below.
Finance Charges from Refinancing. As discussed in Note H, we refinanced our senior credit facility during March 2014, and recognized a $4.2 million charge to write off approximately $2.3 million of new origination fees and $1.9 million of unamortized financing costs from our previous credit agreement.
Income Tax Expense (Benefit). Our effective income tax rate was a benefit of 17.98% for 2015 as compared to an expense of 32.27% for 2014. The 2015 rate for income taxes is less than that of 2014 due primarily to the non-deductible portion of the goodwill write-down.
Net Earnings (Loss) and Earnings (Loss) per Share. Net loss was $866.6 million for the year ended December 31, 2015 as compared to net earnings of $96.4 million in 2014, a decrease of $963.1 million
Comparison of the Years Ended December 31, 2014 and 2013
Store Revenue. Total store revenue increased by $67.5 million, or 2.2%, to $3,131.7 million for the year ended December 31, 2014, from $3,064.3 million for 2013. This was primarily due to increases of approximately $155.4 million in the Acceptance Now segment and approximately $25.0 million in the Mexico segment, partially offset by a decrease of approximately $113.0 million in the Core U.S. segment.
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
Other Charges and (Credits). During 2014, we recorded a $6.8 million credit as a result of a class-action settlement with the manufacturers of LCD screen displays.
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
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses increased by $53.0 million, or 6.7%, to $842.3 million for the year ended December 31, 2014, as compared to $789.2 million in 2013. This was primarily attributable to increased expenses associated with the growth of our Acceptance Now segment, an increase in charge-offs due to customer stolen merchandise, and increased professional fees due to the investments we are making under our multi-year transformation program. Other store expenses expressed as a percentage of total store revenue increased to 26.8% for the year ended December 31, 2014, from 25.8% in 2013.
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
Other Charges. As discussed in Note L to the consolidated financial statements, we closed 150 stores in the Core U.S. segment, which resulted in a restructuring charge of $5.1 million during the year ended December 31, 2014. This charge included approximately $3.4 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $1.3 million in early lease termination costs and $0.4 million of other operating costs to decommission the stores. In addition, we eliminated certain departments and functions in our field support center during the year ended December 31, 2014, as a part of our multi-year transformation program. The changes resulted in restructuring charges of approximately $2.8 million for severance and other payroll-related costs. During 2014, we incurred losses of $1.8 million on the sale of Core U.S. stores.
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

Segment Performance
Core U.S. segment.

	Year Ended December 31,			2015-2014 Change		2014-2013 Change
(Dollar amounts in thousands)	2015	2014	2013	$	%	$	%
Revenues	$2,371,823	$2,414,659	$2,527,660	$(42,836)	(1.8)%	$(113,001)	(4.5)%
Gross profit	1,644,840	1,753,269	1,822,243	(108,429)	(6.2)%	(68,974)	(3.8)%
Operating profit (loss)	(959,447)	264,967	311,301	(1,224,414)	(462.1)%	(46,334)	(14.9)%
Change in same store revenue					0.1%		(4.0)%
Stores in same store revenue calculation					2,679		2,838
Revenues. Revenue decreased in 2015 compared to 2014, primarily driven by a $57.6 million decrease in rentals and fees revenue, partially offset by a $15.5 million increase in merchandise sales. The impact of the continued rationalization of our Core U.S. store base where we closed, sold or converted stores in the year-to-date period was partially offset by the increase in same store revenue. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased in 2015 from 2014, primarily due to a $34.7 million write-down of smartphones in 2015, a decrease in store revenue as discussed above and decreased margins on merchandise sales, while 2014 included a vendor settlement credit of $6.8 million. Gross profit as a percentage of total segment revenue decreased to 69.3% in 2015 from 72.6% in 2014. Without the $34.7 million smartphone write-down and the $6.8 million vendor settlement credit discussed above, gross profit as a percentage of total revenue would have been 70.8% in 2015 and 72.3% in 2014. Margins were impacted by a higher mix of merchandise sales, primarily due to smartphones.
Operating Profit. Operating loss as a percentage of total segment revenue was 40.5% in 2015 compared to operating profit of 11.0% for 2014, primarily due to the $1,170.0 million write-down of goodwill, discussed further in Note E to the consolidated financial statements, and other charges of $15.7 million, discussed further in Note L to the consolidated financial statements. Without the $1,220.4 million of other charges discussed above, operating profit as a percentage of total revenue would have been 11.0% in both 2015 and 2014. Operating profit in 2015 was adversely impacted compared to 2014 by decreased gross profit as discussed above and an increase in other charges, but benefited from a $46.7 million decrease in store labor as a result of improved labor productivity and our flexible labor initiative. Advertising expense as a percentage of Core U.S. store revenues for the years ended December 31, 2015 and 2014 was 4.1% and 3.9%, respectively. Excluding the other charges discussed above, operating expenses expressed as a percentage of total segment revenue decreased to 59.8% in 2015 from 61.4% in 2014 primarily due to the savings from our labor initiatives and lower store count. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 3.1% in both 2015 and 2014. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 2.0% and 1.4% in 2015 and 2014, respectively.
Acceptance Now segment.

	Year Ended December 31,			2015-2014 Change		2014-2013 Change
(Dollar amounts in thousands)	2015	2014	2013	$	%	$	%
Revenues	$818,325	$644,853	$489,425	$173,472	26.9%	$155,428	31.8%
Gross profit	420,980	372,012	290,647	48,968	13.2%	81,365	28.0%
Operating profit	123,971	112,918	89,075	11,053	9.8%	23,843	26.8%
Change in same store revenue					25.8%		25.5%
Stores in same store revenue calculation					1,286		1,171

Revenues. The increase in revenues in 2015 was driven by the 25.8% growth in same store revenue, the introduction of 90 day option pricing and the increased number of locations. This segment contributed approximately 25.0% of consolidated revenues in 2015 as compared to 20.4% in 2014.
Gross profit. Gross profit increased primarily as a result of the increased revenue discussed above. Gross profit as a percentage of revenues was 51.4% in 2015 as compared to 57.7% in 2014. The gross margin percentage was negatively impacted by lower gross profit margin on merchandise sales and a higher mix of merchandise sales primarily due to increased usage of the 90 day option pricing. The higher cost of merchandise results in lower gross margins in this segment.
Operating profit. Operating profit was positively impacted by the growth in revenue and gross profit in this segment, partially offset by increases in store labor and other store expenses. Store labor and other store expenses have benefited from increased leverage in the business. Operating profit as a percentage of total segment revenue decreased to 15.1% in 2015 from17.5% for 2014. Charge-offs due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.5% in 2015 as compared to 7.8% in 2014. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment. Charge-offs due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.6% and 1.2% in 2015 and 2014, respectively.
Mexico segment.

	Year Ended December 31,			2015-2014 Change		2014-2013 Change
(Dollar amounts in thousands)	2015	2014	2013	$	%	$	%
Revenues	$63,803	$72,202	$47,171	$(8,399)	(11.6)%	$25,031	53.1%
Gross profit	42,354	51,070	33,945	(8,716)	(17.1)%	17,125	50.4%
Operating loss	(14,149)	(21,961)	(22,828)	7,812	(35.6)%	867	(3.8)%
Change in same store revenue					9.6%		19.7%
Stores in same store revenue calculation					140		141
Revenues. The reported revenues for 2015 were reduced by approximately $11.9 million due to exchange rate fluctuations compared to 2014. On a constant currency basis, revenue increased approximately 4.8% over 2014 due primarily to the 9.6% growth in same store revenue, partially offset by the store closures during 2015.
Gross Profit. Gross profit decreased in 2015 primarily due to decreased revenue as discussed above. Gross profit as a percentage of total revenues decreased to 66.4% in 2015 from 70.7% in 2014 primarily due to lower margins on merchandise sales.
Operating Loss. The reported operating loss for 2015 was reduced by approximately $2.8 million due to exchange rate fluctuations compared to 2014. Operating loss as a percentage of total segment revenue decreased to 22.2% in 2015 from 30.4% for 2014. Operating loss for 2015 includes charges of $3.0 million related to store closures during 2015. Excluding these store closure charges, operating loss as a percentage of total revenues would have been 17.5% in 2015, improving as a result of exchange rate fluctuations, operating initiatives to improve profitability and the closure of underperforming stores.
Franchising segment.

	Year Ended December 31,			2015-2014 Change		2014-2013 Change
(Dollar amounts in thousands)	2015	2014	2013	$	%	$	%
Revenues	$24,469	$26,082	$29,762	$(1,613)	(6.2)%	$(3,680)	(12.4)%
Gross profit	9,935	8,012	6,658	1,923	24.0%	1,354	20.3%
Operating profit	5,793	3,295	1,853	2,498	75.8%	1,442	77.8%
Revenues. Merchandise sales decreased by $3.7 million, partially offset by a $2.0 million increase in royalty revenue.
Gross Profit. Gross profit as a percentage of revenues increased to 40.6% in 2015 from 30.7% in 2014, primarily due to the increase in royalty revenue, which has no related cost of revenue.

Operating Profit. Operating profit as a percentage of total segment revenue increased to 23.7% in 2015 from 12.6% for 2014 primarily due to increased gross profit as discussed above.

Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2015
Revenues	$877,639	$815,343	$791,605	$793,833
Gross profit	564,593	538,529	488,612	526,375
Operating profit (loss)	56,598	49,701	6,565	(1,120,752)
Net earnings (loss)	27,298	23,147	(4,092)	(912,981)
Basic earnings (loss) per common share	$0.51	$0.44	$(0.08)	$(17.20)
Diluted earnings (loss) per common share	$0.51	$0.43	$(0.08)	$(17.20)
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2014
Revenues	$828,473	$768,426	$764,363	$796,534
Gross profit	562,550	537,024	539,758	545,031
Operating profit	59,458	40,390	45,920	47,694
Net earnings	27,266	17,681	25,925	25,550
Basic earnings per common share	$0.52	$0.33	$0.49	$0.48
Diluted earnings per common share	$0.51	$0.33	$0.49	$0.48
Cash dividends declared per common share	$0.23	$0.23	$0.23	$0.24

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	64.3%	66.0%	61.7%	66.3%
Operating profit (loss)	6.4%	6.1%	0.8%	(141.2)%
Net earnings (loss)	3.1%	2.8%	(0.5)%	(115.0)%

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year Ended December 31, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	67.9	69.9	70.6	68.4
Operating profit	7.2	5.3	6.0	6.0
Net earnings	3.3	2.3	3.4	3.2

Liquidity and Capital Resources
Overview.  For the year ended December 31, 2015, we generated $230.5 million in operating cash flow. In addition to funding operating expenses, we used $80.9 million in cash for capital expenditures, $74.4 million to reduce outstanding debt, $51.0 million to pay cash dividends and $25.2 million to acquire stores. We ended the year with $60.4 million in cash and cash equivalents.

Analysis of Cash Flow.  Net cash provided by operating activities increased by $211.4 million to $230.5 million in 2015 from $19.1 million in 2014. This increase was primarily attributable to a decrease in rental merchandise purchases and the 2015 receipt of income taxes refunded due to the 2014 passage of favorable federal tax laws, including the extension of bonus depreciation.
Net cash used in investing activities decreased by $6.6 million to $90.1 million in 2015 from $96.7 million in 2014. This decrease was primarily attributable to a decrease in both capital expenditures and acquisitions of businesses, partially offset by an increase in cash received for the sale of stores.
Net cash used in financing activities was $123.9 million in 2015 compared to net cash provided by financing activities of$82.9 million in 2014, an unfavorable change of $206.7 million. This was driven primarily by a $74.4 million net reduction in debt in 2015 as compared to a $126.5 million net increase in debt in 2014.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $460.3 million was available at February 22, 2016, at which date we had $89.4 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to reduce our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50-100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing and had a negative effect of $118 million on our 2015 cash flow. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law. The PATH extended bonus depreciation through December 2019, resulting in an estimated benefit of $100 million for us for 2015. Because the estimated 2015 tax liability had been paid by December 15, 2015, a refund of approximately $80 million was requested from the IRS which will be received in early 2016. We estimate the remaining tax deferral associated with these tax acts approximates $180 million at December 31, 2015, of which approximately 76.7%, or $138 million will reverse in 2016, and the remainder will reverse between 2017 and 2018. We also estimate a benefit of $100 million resulting from bonus depreciation in 2016 which will offset the above $138 million reversal, resulting in a net impact to cash taxes of $38 million.
The PATH also extended various credits expected to result in a benefit of $3.7 million, which was included in the refund discussed above.

Merchandise Losses.  Merchandise losses consist of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Customer stolen merchandise	$154,781	$137,107	$105,225
Other merchandise losses(1)	52,003	41,770	33,816
Total merchandise losses	$206,784	$178,877	$139,041
 ________

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $80.9 million, $83.8 million and $108.4 million on capital expenditures in the years 2015, 2014 and 2013, respectively, and expect to spend between $70 million and $80 million in 2016.
Acquisitions and New Location Openings.  See Note E to the consolidated financial statements for information about cash used to acquire locations and accounts. The table below summarizes the location activity for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,824	1,406	—	177	187	4,594
New location openings	—	161	505	—	11	677
Acquired locations remaining open	5	—	—	—	—	5
Conversions	(40)	(29)	29	—	40	—
Closed locations
Merged with existing locations	83	94	—	34	—	211
Sold or closed with no surviving location	34	—	2	—	11	47
Locations at end of period	2,672	1,444	532	143	227	5,018
Acquired locations closed and accounts merged with existing locations	34	—	—	—	—	34
Total approximate purchase price (in millions)	$25.5	$—	$—	$—	$—	$25.5

	Year Ended December 31, 2014
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	3,010	1,325	—	151	179	4,665
New location openings	10	209	—	31	30	280
Acquired locations remaining open	6	—	—	—	—	6
Closed locations
Merged with existing locations	163	127	—	5	—	295
Sold or closed with no surviving location	39	1	—	—	22	62
Locations at end of period	2,824	1,406	—	177	187	4,594
Acquired locations closed and accounts merged with existing locations	13	—	—	—	—	13
Total approximate purchase price (in millions)	$21.2	$—	$—	$—	$—	$21.2

	Year Ended December 31, 2013
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	3,008	966	—	90	224	4,288
New location openings	37	411	—	63	40	551
Acquired locations remaining open	47	—	—	—	—	47
Closed locations
Merged with existing locations	46	44	—	2	—	92
Sold or closed with no surviving location	36	8	—	—	85	129
Locations at end of period	3,010	1,325	—	151	179	4,665
Acquired locations closed and accounts merged with existing locations	38	—	—	—	—	38
Total approximate purchase price (in millions)	$41.2	$—	$—	$—	$—	$41.2
Senior Debt.  As discussed in Note H to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans, and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $94.7 million had been so utilized as of February 22, 2016, at which date $140.0 million was outstanding and $440.3 million was available. The Term Loans are scheduled to mature on March 19, 2021 and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.61% at February 22, 2016.
Senior Notes. See descriptions of the senior notes in Note I to the consolidated financial statements.
Store Leases.  We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $9.3 million was outstanding as of December 31, 2015.
Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2015:

	Payments Due by Period
Contractual Cash Obligations	Total		2016	2017-2018	2019-2020	Thereafter
	(In thousands)
Senior Term Debt	$221,063	(1)	$2,250	$4,500	$4,500	$209,813
Revolving Credit Facility	190,000	(2)	—	—	190,000	—
INTRUST Line of Credit	14,570		14,570	—	—	—
6.625% Senior Notes(3)	389,710		19,394	38,788	331,528	—
4.75% Senior Notes(4)	315,313		11,875	23,750	23,750	255,938
Operating Leases	516,505		174,120	239,445	95,758	7,182
Total(5)	$1,647,161		$222,209	$306,483	$645,536	$472,933
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at December 31, 2015 was 0.75%.

(2)
Amount referenced does not include interest payments. Our revolving credit facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.75% or the prime rate plus 0.50% to 1.75% at our election. The weighted average Eurodollar rate on our revolving credit facility at December 31, 2015, was 0.38%.

(3)	Includes interest payments of $9.7 million on each of May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(5)
As of December 31, 2015, we have $27.1 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, primarily related to federal income tax refunds. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.

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
As of December 31, 2015, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $115.4 million, as compared to $117.5 million at December 31, 2014. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
Valuation of Goodwill. We perform an assessment of goodwill for impairment at the reporting unit level annually on October 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors which could necessitate an interim impairment assessment include, but are not limited to, a sustained decline in our market capitalization, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
Our reporting units are generally our reportable operating segments identified in Note R to the consolidated financial statements. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include, but are not limited to, the general strength of the economy and other economic conditions that affect consumer preferences and spending, factors that affect the disposable income of our current and potential customers and our ability to execute on our multi-year program designed to transform and modernize our operations, including the flexible labor and sourcing and distribution initiatives. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
We use a two-step approach to assess goodwill impairment. If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value of goodwill exceeds its implied fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the implied fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.
Step one of our annual goodwill impairment test as of October 1, 2015, was completed in December 2015. We determined the fair value of the Acceptance Now segment significantly exceeded its carrying value (by over 100%). We also determined the fair value of our Core U.S. segment was below its carrying value, primarily due to a sustained decline in in our market capitalization that continued through the fourth quarter of 2015. Therefore, we conducted step two of the impairment test and determined the carrying value of the goodwill in our Core U.S. segment exceeded its implied fair value, resulting in an impairment charge of $1,170.0 million.
At December 31, 2015, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $150.8 million and $55.3 million, respectively. At December 31, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $1,316.1 million and $54.4 million, respectively. If we fail to achieve the estimated revenue growth rates or operating margins, the fair value of a reporting unit could decrease below its carrying value, resulting in an impairment of goodwill that could have a material impact on our financial statements.
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
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will be required for Rent-A-Center for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Adoption will be effective for Rent-A-Center beginning January 1, 2016, and will be applied on a retrospective basis. We are currently in the process of determining the impact of the adoption of this ASU on our consolidated balance sheet. There will be no impact to our results of operations or cash flows.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of December 31, 2015, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625% and $250.0 million in senior notes outstanding at a fixed rate of 4.75%. We also had $221.1 million outstanding in term loans, $190.0 million outstanding on our revolving credit facility and $14.6 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at December 31, 2015, was $248.1 million. The fair value of the 4.75% senior notes, based on the closing price at December 31, 2015, was $183.1 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2015, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2015, a hypothetical 1.0% increase in interest rates would have the effect of causing a $3.4 million additional pre-tax charge to our statement of earnings.
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
We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent-A-Center, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Rent-A-Center, Inc.:
We have audited Rent-A-Center, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Rent-A-Center, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 29, 2016

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues
Store
Rentals and fees	$2,781,315	$2,745,828	$2,695,895
Merchandise sales	377,240	290,048	278,753
Installment sales	76,238	75,889	71,475
Other	19,158	19,949	18,133
Total store revenues	3,253,951	3,131,714	3,064,256
Franchise
Merchandise sales	15,577	19,236	24,556
Royalty income and fees	8,892	6,846	5,206
Total revenues	3,278,420	3,157,796	3,094,018
Cost of revenues
Store
Cost of rentals and fees	728,706	704,595	676,674
Cost of merchandise sold	356,696	231,520	216,206
Cost of installment sales	25,677	26,084	24,541
Total cost of store revenues	1,111,079	962,199	917,421
Other charges and (credits)	34,698	(6,836)	—
Franchise cost of merchandise sold	14,534	18,070	23,104
Total cost of revenues	1,160,311	973,433	940,525
Gross profit	2,118,109	2,184,363	2,153,493
Operating expenses
Store expenses
Labor	854,610	888,929	881,671
Other store expenses	833,914	842,254	789,212
General and administrative expenses	166,102	162,316	147,621
Depreciation, amortization and write-down of intangibles	80,720	83,168	86,912
Goodwill impairment charge	1,170,000	—	1,068
Other charges	20,651	14,234	—
Total operating expenses	3,125,997	1,990,901	1,906,484
Operating profit (loss)	(1,007,888)	193,462	247,009
Finance charges from refinancing	—	4,213	—
Interest expense	49,326	47,843	39,628
Interest income	(634)	(947)	(815)
Earnings (loss) before income taxes	(1,056,580)	142,353	208,196
Income tax expense (benefit)	(189,952)	45,931	79,439
NET EARNINGS (LOSS)	$(866,628)	$96,422	$128,757
Basic earnings (loss) per common share	$(16.34)	$1.82	$2.35
Diluted earnings (loss) per common share	$(16.34)	$1.81	$2.33
Cash dividends declared per common share	$0.96	$0.93	$0.86

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net earnings (loss)	$(866,628)	$96,422	$128,757
Other comprehensive loss:
Foreign currency translation adjustments	(6,399)	(4,656)	(2,017)
Total other comprehensive loss	(6,399)	(4,656)	(2,017)
COMPREHENSIVE INCOME (LOSS)	$(873,027)	$91,766	$126,740

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share and par value data)
ASSETS
Cash and cash equivalents	$60,363	$46,126
Receivables, net of allowance for doubtful accounts of $3,614 and $4,023 in 2015 and 2014, respectively	69,320	65,492
Prepaid expenses and other assets	171,347	206,150
Rental merchandise, net
On rent	907,625	960,414
Held for rent	228,847	277,442
Merchandise held for installment sale	4,668	4,855
Property assets, net of accumulated depreciation of $482,448 and $440,586 in 2015 and 2014, respectively	330,939	332,726
Goodwill	206,122	1,370,459
Other intangible assets, net	7,777	7,533
	$1,987,008	$3,271,197
LIABILITIES
Accounts payable — trade	$96,355	$141,878
Accrued liabilities	332,553	351,812
Deferred income taxes	119,245	345,299
Senior debt	425,633	492,813
Senior notes	542,740	550,000
	1,516,526	1,881,802
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,441,911 and 109,353,001 shares issued in 2015 and 2014, respectively	1,094	1,094
Additional paid-in capital	818,339	813,178
Retained earnings	1,009,770	1,927,445
Treasury stock at cost, 56,369,752 shares in 2015 and 2014	(1,347,677)	(1,347,677)
Accumulated other comprehensive income (loss)	(11,044)	(4,645)
	470,482	1,389,395
	$1,987,008	$3,271,197

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2015
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2013	108,531	$1,085	$784,725	$1,798,287	$(1,130,268)	$2,028	$1,455,857
Net earnings	—	—	—	128,757	—	—	128,757
Other comprehensive loss	—	—	—	—	—	(2,017)	(2,017)
Purchase of treasury stock (5,874 shares)	—	—	(12)	—	(217,409)	—	(217,421)
Exercise of stock options	479	5	11,927	—	—	—	11,932
Vesting of restricted share units	98	1	—	—	—	—	1
Tax effect of stock awards vested and options exercised	—	—	(972)	—	—	—	(972)
Stock-based compensation	—	—	6,456	—	—	—	6,456
Dividends declared	—	—	—	(46,724)	—	—	(46,724)
Balance at December 31, 2013	109,108	1,091	802,124	1,880,320	(1,347,677)	11	1,335,869
Net earnings	—	—	—	96,422	—	—	96,422
Other comprehensive loss	—	—	—	—	—	(4,656)	(4,656)
Exercise of stock options	212	2	4,645	—	—	—	4,647
Vesting of restricted share units	33	1	—	—	—	—	1
Tax effect of stock awards vested and options exercised	—	—	(150)	—	—	—	(150)
Stock-based compensation	—	—	6,559	—	—	—	6,559
Dividends declared	—	—	—	(49,297)	—	—	(49,297)
Balance at December 31, 2014	109,353	1,094	813,178	1,927,445	(1,347,677)	(4,645)	1,389,395
Net loss	—	—	—	(866,628)	—	—	(866,628)
Other comprehensive loss	—	—	—	—	—	(6,399)	(6,399)
Exercise of stock options	66	—	1,485	—	—	—	1,485
Vesting of restricted share units	23	—	—	—	—	—	—
Tax effect of stock awards exercised, vested and expired	—	—	(5,865)	—	—	—	(5,865)
Stock-based compensation	—	—	9,541	—	—	—	9,541
Dividends declared	—	—	—	(51,047)	—	—	(51,047)
Balance at December 31, 2015	109,442	$1,094	$818,339	$1,009,770	$(1,347,677)	$(11,044)	$470,482

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net earnings (loss)	$(866,628)	$96,422	$128,757
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation of rental merchandise	718,100	685,115	652,161
Bad debt expense	15,260	15,509	14,589
Stock-based compensation expense	9,541	6,559	6,456
Depreciation of property assets	76,429	78,747	76,451
Loss on sale or disposal of property assets	11,897	10,363	1,499
Goodwill impairment charge	1,170,000	—	1,068
Amortization of intangibles	3,333	2,955	2,491
Amortization of financing fees	3,126	3,218	3,191
Deferred income taxes	(231,710)	26,796	24,020
Excess tax benefit related to stock awards	(86)	(331)	(406)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(622,149)	(796,672)	(767,680)
Receivables	(19,088)	(21,823)	(19,248)
Prepaid expenses and other assets	31,636	(130,690)	(9,798)
Accounts payable — trade	(45,523)	21,440	19,373
Accrued liabilities	(23,650)	21,505	1,418
Net cash provided by operating activities	230,488	19,113	134,342
Cash flows from investing activities
Purchase of property assets	(80,870)	(83,785)	(108,367)
Proceeds from sale of property assets	15,964	14,474	19,973
Acquisitions of businesses	(25,170)	(27,354)	(41,236)
Net cash used in investing activities	(90,076)	(96,665)	(129,630)
Cash flows from financing activities
Purchase of treasury stock	—	—	(217,421)
Exercise of stock options	1,485	4,647	11,932
Excess tax benefit related to stock awards	86	331	406
Proceeds from debt	531,180	772,860	908,145
Repayments of debt	(605,620)	(646,323)	(679,370)
Dividends paid	(51,011)	(48,663)	(46,809)
Net cash provided by (used in) financing activities	(123,880)	82,852	(23,117)
Effect of exchange rate changes on cash	(2,295)	(1,448)	(408)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,237	3,852	(18,813)
Cash and cash equivalents at beginning of year	46,126	42,274	61,087
Cash and cash equivalents at end of year	$60,363	$46,126	$42,274
Supplemental cash flow information:
Cash paid during the year for:
Interest	$49,386	$48,064	$36,897
Income taxes (excludes $116,337, $3,372 and $2,426 of income taxes refunded in 2015, 2014 and 2013, respectively)	$128,083	$146,250	$52,255
Noncash Financing Activities:
During March 2014, we incurred $225.0 million of term loans and $100.0 million of revolving debt when we refinanced $187.5 million of existing term loans and $140.0 million of existing revolving debt as discussed further in Note H. The difference of $2.5 million was repaid in cash and is included in repayments of debt in the statement above.

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Nature of Operations and Summary of Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation and Nature of Operations
These financial statements include the accounts of Rent-A-Center, Inc., and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context indicates otherwise, references to “Rent-A-Center” refer only to Rent-A-Center, Inc., the parent, and references to “we,” “us” and “our” refer to the consolidated business operations of Rent-A-Center and any or all of its direct and indirect subsidiaries. We report four operating segments: Core U.S., Acceptance Now, Mexico (formerly reported as International, see Note R to the consolidated financial statements) and Franchising.
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States, Canada and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. Our stores in Canada operate under the name "Rent-A-Centre." We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” At December 31, 2015, we operated 2,672 company-owned stores nationwide and in Canada and Puerto Rico, including 45 retail installment sales stores.
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailer's locations. At December 31, 2015, we operated 1,444 Acceptance Now Staffed locations and 532 Acceptance Now Direct locations.
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico that lease household durable goods to customers on a rent-to-own basis. At December 31, 2015, we operated 143 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. At December 31, 2015, Franchising had 227 franchised stores operating in 31 states. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
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
Rental merchandise which is damaged and inoperable is expensed when such impairment occurs. If a customer does not return the merchandise or make payment, the remaining book value of the rental merchandise associated with delinquent accounts is generally charged off on or before the 90th day following the time the account became past due in the Core U.S. segment, on or before the 150th day in the Acceptance Now segment and on or before the 60th day in the Mexico segment. We maintain a reserve for these expected expenses. In addition, any minor repairs made to rental merchandise are expensed at the time of the repair.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill and Other Intangible Assets
We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of October 1, or when events or circumstances indicate that impairment may have occurred. Our reporting units are generally our reportable operating segments. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We determine the fair value of each reporting unit using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. We use a two-step approach to assess goodwill impairment. If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value of goodwill exceeds its implied fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the implied fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.
Acquired customer relationships are amortized utilizing the straight-line method over a 21 month period, non-compete agreements are amortized using the straight-line method over the contractual life of the agreements, vendor relationships are amortized using the straight-line method over a 7 or 15 year period, other intangible assets are amortized using the straight-line method over the life of the asset.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options at the beginning of the year, or for the period outstanding during the year for current year issuances.
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $96.2 million, $94.8 million and $92.6 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note M. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the terms of the award, expected dividend yields and the predicted employee exercise behavior. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Time-vesting restricted stock units are valued using the closing price on the Nasdaq Global Select Market on the day before the grant date, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. Performance-based restricted stock units will vest in accordance with a total shareholder return formula, and are valued by a third-party valuation firm using Monte Carlo simulations.
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
New Accounting Pronouncements
In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. The adoption of ASU 2014-09 will be required for Rent-A-Center beginning January 1, 2018, with early adoption permitted as of the original effective date. The ASU allows adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of determining what impact, if any, the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will be required for Rent-A-Center for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Adoption will be effective for Rent-A-Center beginning January 1, 2016, and will be applied on a retrospective basis. We are currently in the process of determining the impact of the adoption of this ASU on our consolidated balance sheet. There will be no impact to our results of operations or cash flows.
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

Note B — Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

	December 31,
	2015	2014
	(In thousands)
Installment sales receivable	$57,010	$56,516
Trade and notes receivables	15,924	12,999
Total	72,934	69,515
Less allowance for doubtful accounts	(3,614)	(4,023)
Net receivables	$69,320	$65,492
The allowance for doubtful accounts related to installment sales receivable was $3.4 million and $3.5 million, and the allowance for doubtful accounts related to trade and notes receivable was $0.2 million and $0.5 million at December 31, 2015 and 2014, respectively.
Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning Balance	$4,023	$3,700	$2,920
Bad debt expense	15,260	15,509	14,589
Accounts written off	(16,317)	(15,718)	(14,271)
Recoveries	648	532	462
Ending Balance	$3,614	$4,023	$3,700

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Rental Merchandise

	December 31,
	2015	2014
	(In thousands)
On rent
Cost	$1,527,384	$1,565,421
Less accumulated depreciation	(619,759)	(605,007)
Net book value, on rent	$907,625	$960,414
Held for rent
Cost	$297,956	$343,747
Less accumulated depreciation	(69,109)	(66,305)
Net book value, held for rent	$228,847	$277,442

Note D — Property Assets

	December 31,
	2015	2014
	(In thousands)
Furniture and equipment	$409,076	$359,982
Transportation equipment	11,807	11,451
Building and leasehold improvements	294,221	314,343
Land and land improvements	6,747	6,853
Construction in progress	91,536	80,683
	813,387	773,312
Less accumulated depreciation	(482,448)	(440,586)
	$330,939	$332,726
We had $70.3 million and $73.4 million of capitalized software costs included in construction in progress at December 31, 2015, and 2014 respectively. For the years ended December 31, 2015, 2014 and 2013, we placed in service internally developed software of approximately $22.9 million, $51.6 million and $4.6 million, respectively.

Note E — Intangible Assets and Acquisitions
Goodwill Impairment Charge
In December 2015, we completed step one of our annual goodwill impairment test as of October 1, 2015. We determined the fair value of our Acceptance Now segment significantly exceeded its carrying value (by over 100%), but the fair value of our Core U.S. segment was below its carrying value. We then performed step two of the impairment test for the Core U.S. segment and determined the carrying value of goodwill exceeded its implied fair value. Accordingly, in the fourth quarter of 2015 we recognized an impairment charge of $1,170.0 million.
Based on the results of our 2014 annual goodwill impairment assessment, we concluded no impairment of goodwill existed at December 31, 2014. During 2013, we recorded a goodwill impairment charge of $1.1 million in our Core U.S. segment as a result of the sustained underperformance of certain stores located in Canada.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
Amortizable intangible assets consist of the following (in thousands):

		December 31, 2015		December 31, 2014
	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	3	$6,746	$5,724	$5,585	$5,435
Customer relationships	2	78,887	76,830	76,299	74,182
Vendor relationships	11	7,538	2,840	7,538	2,272
Total		$93,171	$85,394	$89,422	$81,889

Aggregate amortization expense (in thousands):

Year Ended December 31, 2015	$3,333
Year Ended December 31, 2014	$2,955
Year Ended December 31, 2013	$2,491

Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows (in thousands):

Estimated Amortization Expense
2016	$2,638
2017	1,089
2018	678
2019	678
2020	465
Thereafter	2,229
$7,777
At December 31, 2015, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $150.8 million and $55.3 million, respectively. At December 31, 2014, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $1,316.1 million and $54.4 million, respectively.
A summary of the changes in recorded goodwill follows (in thousands):

	Year Ended December 31,
	2015	2014
Beginning Balance	$1,370,459	$1,364,549
Additions from acquisitions	12,942	14,562
Goodwill impairments and write-offs related to stores sold or closed	(1,177,581)	(8,458)
Post purchase price allocation adjustments	302	(194)
Ending Balance	$206,122	$1,370,459

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
The following table provides information concerning the acquisitions made during the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(Dollar amounts in thousands)
Number of stores acquired remaining open	5	6	47
Number of stores acquired that were merged with existing stores	34	13	38
Number of transactions	24	26	47
Total purchase price	$25,488	$26,653	$44,229
Amounts allocated to:
Goodwill	$12,942	$14,562	$28,282
Non-compete agreements	1,166	—	235
Customer relationships	2,625	1,525	2,959
Rental merchandise	8,755	9,731	11,843
Property and other assets	—	835	910

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. All acquisitions have been accounted for as asset purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
The weighted average amortization period was approximately 21 months months for intangible assets added during the year ended December 31, 2015. Additions to goodwill due to acquisitions in 2015 were tax deductible.

Note F — Accrued Liabilities

	December 31,
	2015	2014
	(In thousands)
Accrued insurance costs	$121,844	$125,067
Deferred revenue	60,535	58,880
Accrued compensation	42,940	55,354
Taxes other than income	20,081	20,632
Accrued dividends	12,773	12,737
Deferred compensation	10,489	9,653
Deferred rent	6,882	9,585
Accrued interest payable	5,781	5,766
Accrued other	51,228	54,138
	$332,553	$351,812

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Income Taxes
A reconciliation of the federal statutory rate of 35% to actual follows:

	Year Ended December 31,
	2015	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%
Goodwill impairment	(18.8)%	—%	—%
State income taxes, net of federal benefit	2.8%	1.8%	2.6%
Effect of foreign operations, net of foreign tax credits	(0.9)%	0.3%	0.4%
Effect of current and prior year credits	0.4%	(2.0)%	—%
Adjustments to deferred taxes	—%	(2.4)%	—%
Other, net	(0.5)%	(0.4)%	0.2%
Total	18.0%	32.3%	38.2%
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current expense (benefit)
Federal	$29,668	$14,943	$45,784
State	(6,432)	4,032	5,888
Foreign	2,574	1,673	5,659
Total current	25,810	20,648	57,331
Deferred expense (benefit)
Federal	(175,842)	24,556	20,721
State	(39,331)	(90)	2,521
Foreign	(589)	817	(1,134)
Total deferred	(215,762)	25,283	22,108
Total	$(189,952)	$45,931	$79,439

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets
State net operating loss carryforwards	$16,032	$16,937
Foreign net operating loss carryforwards	20,396	18,182
Accrued liabilities	62,115	72,058
Intangible assets	56,609	—
Property assets	3,308	—
Other assets including credits	5,413	6,993
Foreign tax credit carryforwards	13,576	12,306
	177,449	126,476
Valuation allowance	(31,829)	(24,709)
Deferred tax liabilities
Rental merchandise	(263,158)	(285,371)
Property assets	—	(2,222)
Intangible assets	—	(157,527)
	(263,158)	(445,120)
Net deferred taxes	$(117,538)	$(343,353)
At December 31, 2015, there are approximately $355.9 million of state NOL carryforwards expiring between 2016 and 2033, offset by a valuation allowance of $16.1 million. Of the total remaining state NOL carryforwards, approximately 17.0% represent acquired NOLs. Utilization of these NOLs is subject to applicable annual limitations for U.S. state tax purposes. At December 31, 2015, the Mexico NOL carryforwards were approximately $60.4 million, which expire between 2020 and 2025, and are offset with a full valuation allowance. The Puerto Rico NOL is $5.8 million and it will expire in 2025. In addition, at December 31, 2015, we also had approximately $13.6 million in foreign tax credit (“FTC”) carryforwards expiring between 2020 and 2025, offset by a valuation allowance of $5.7 million. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our NOLs, FTCs or other deferred tax assets will not be recovered.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2012. We are currently under examination in various states. We do not anticipate that adjustments as a result of these audits, if any, will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$13,376	$13,173	$10,167
Additions based on tax positions related to current year	1,508	425	50
Additions for tax positions of prior years	20,684	2,400	3,742
Reductions for tax positions of prior years	(8,354)	(2,225)	(786)
Settlements	(50)	(397)	—
Balance at end of year	$27,164	$13,376	$13,173
Included in the balance of unrecognized tax benefits at December 31, 2015, is $24.4 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
As of December 31, 2015, we have accrued approximately $1.9 million for the payment of interest for uncertain tax positions. During the year ended December 31, 2015, we recorded $786,000 of interest income primarily related to the reversal of accrued interest for a matter settled during the year in our favor, partially offset by interest expense of approximately $654,000 for remaining uncertain tax positions, both of which are excluded from the reconciliation of unrecognized tax benefits presented above.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Senior Debt
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
Also, on March 19, 2014, we borrowed $225.0 million in Term Loans and $100.0 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. We are also required to pay down the Term Loans each year by an amount equal to 50% of annual excess cash flow, as defined in the Credit Agreement. This percentage requirement decreases to 25% if the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) is between 3.0:1 and 2.5:1, and to 0% if the Consolidated Total Leverage Ratio is less than 2.5:1. We anticipate making a mandatory excess cash flow prepayment in the first quarter of 2016 with respect to our results for the year ended December 31, 2015, of approximately $25.0 - $30.0 million. No mandatory excess cash flow prepayment was made with respect to the year ended December 31, 2014. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
The debt facilities as of December 31, 2015 and 2014 are as follows:

		December 31, 2015			December 31, 2014
	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
		(In thousands)
Senior Debt:
Term Loan	March 19, 2021	$225,000	$221,063	$—	$225,000	$223,313	$—
Revolving Facility	March 19, 2019	675,000	190,000	390,300	675,000	255,000	315,600
		900,000	411,063	390,300	900,000	478,313	315,600
Other Indebtedness:
Line of credit	August 21, 2016	20,000	14,570	5,430	20,000	14,500	5,500
Total		$920,000	$425,633	$395,730	$920,000	$492,813	$321,100

The full amount of the revolving credit facility may be used for the issuance of letters of credit. At December 31, 2015 and 2014, the amounts available under the revolving credit facility were reduced by approximately $94.7 million and $104.4 million, respectively, for our outstanding letters of credit.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.25% and 1.25%, respectively, at December 31, 2015, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at December 31, 2015, is equal to 0.45% of the unused portion of the Revolving Facility.
Our borrowings under the Credit Agreement are, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets, including intellectual property, and are also secured by a pledge of the capital stock of our U.S. subsidiaries.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
repurchase capital stock, 6.625% notes and 4.75% notes and/or pay cash dividends when total leverage is greater than 2.5:1 (subject to an exception for cash dividends in an amount not to exceed $20 million annually);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of 1.75:1. The table below shows the required and actual ratios under the Credit Agreement calculated as of December 31, 2015:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.25:1	3.13:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	1.26:1
Consolidated fixed charge coverage ratio	No less than	1.75:1	1.87:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2015 ($933.0 million) by consolidated EBITDA for the 12-month period ending December 31, 2015 ($298.2 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at December 31, 2015 ($375.7 million) by consolidated EBITDA for the 12-month period ending December 31, 2015 ($298.2 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
The consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending December 31, 2015 ($537.4 million), by consolidated fixed charges for the 12-month period ending December 31, 2015 ($287.9 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In addition to the senior debt discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The line of credit generally renews on August 21 of each year. Borrowings under the line of credit bear interest at the greater of a variable rate or 2.00%.
The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2015.

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2016	$2,250	$—	$14,570	$16,820
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	190,000	—	192,250
2020	2,250	—	—	2,250
Thereafter	209,813	—	—	209,813
	$221,063	$190,000	$14,570	$425,633

Note I — Subsidiary Guarantors – Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of December 31, 2015 and 2014 were $292.7 million and $300.0 million, respectively. During 2015, we repurchased $7.3 million of these bonds in the open market at a price of 99.5% plus accrued interest.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.750%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.750% notes outstanding as of December 31, 2015 and 2014 was $250.0 million.
The indenture governing the 6.625% notes and the 4.750% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock when total leverage is greater than 2.5:1 (subject to an exception for cash dividends in an amount not to exceed $20 million annually); and

•	engage in a merger or sell substantially all of our assets.
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
The 4.75% notes may be redeemed on or after May 1, 2016, at our option, in whole or in part, at a premium declining from 103.563%. The 4.75% notes may be redeemed on or after May 1, 2019, at our option, in whole or in part, at par. The 4.750% notes also require that upon the occurrence of a change of control (as defined in the 2013 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.
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

Note J — Commitments and Contingencies
Leases
We lease space for substantially all of our Core U.S. and Mexico stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2023. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $239.2 million, $244.3 million and $240.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2015 are as follows:

Operating Leases
Year Ending December 31,	(In thousands)
2016	$174,120
2017	139,674
2018	99,771
2019	63,583
2020	32,175
Thereafter	7,182
$516,505

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
Franchising Guarantees
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $9.3 million was outstanding as of December 31, 2015.

Note K — Other Charges and Credits
Write-down of Rental Merchandise. During 2015, we projected that we would not recover the carrying value of certain smartphones. We recorded a $34.7 million impairment charge, included in cost of revenues in the accompanying statement of operations.
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

Note L — Other Charges
Sale of Stores. During 2015, we incurred losses of $7.2 million on the sale of 40 Core U.S. stores to a franchisee and $0.3 million on the sale of 14 Core U.S. stores in Canada. We also incurred losses on the sale and closure of other Core U.S. stores of $1.1 million and $1.8 million in 2015 and 2014, respectively.
Core U.S. Store Consolidation Plans. During the third quarter of 2015, we closed 65 Core U.S. stores and merged those accounts into existing Core U.S. stores, resulting in a restructuring charge of $4.3 million. This charge included approximately $1.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of rental merchandise, $2.7 million in early lease termination costs and $0.3 million of other operating costs to decommission the stores.
During 2014, we closed 150 Core U.S. stores and merged those accounts into existing Core U.S. stores, resulting in a restructuring charge of $4.9 million. This included approximately $3.2 million of accelerated depreciation expense for fixed assets, leasehold improvements and write-off of merchandise inventory, $1.3 million in early lease termination costs and $0.4 million of other operating costs to decommission the stores.
Mexico Store Consolidation Plan. During 2015, we closed 34 stores in Mexico and merged those accounts into existing Mexico stores. These store closures resulted in a pre-tax restructuring charge of $3.0 million in the Mexico segment for disposal of fixed assets and leasehold improvements and other charges to decommission the stores.
Sourcing and Distribution Network Startup Costs.As part of our transformational sourcing and distribution initiative, we entered into an agreement with a third-party logistics partner. As a result, we incurred one-time costs to set up new warehousing facilities and distribution routes and we incurred other charges to close existing warehouse space and terminate employees. The charges for these items were approximately $2.8 million for the year ended December 31, 2015, reflected in the Core U.S. segment.
Corporate Restructuring. During 2015 and 2014, we eliminated certain departments and functions in our field support center as a part of our efforts to transform and modernize our operations company-wide. This resulted in restructuring charges for severance and other payroll-related costs of approximately $2.0 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively.
Impairment Charge. During 2014, we recorded a $4.6 million impairment charge related to internally-developed computer software that was placed into service in 2014. We determined that certain components developed for our new store management information system would not be utilized.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M — Stock-Based Compensation
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
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2015 and 2014, there were 1,762,142 and 1,955,950 shares, respectively, allocated to equity awards outstanding in the 2006 Plan.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 1,587,693 and 1,269,197 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2015 and 2014, respectively.
Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2015 and 2014, there were 21,175 and 48,349 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.
Options granted to our employees generally become exercisable over a period of 1 to 4 years from the date of grant and may be exercised up to a maximum of 10 years from the date of grant. Options granted to directors were immediately exercisable.
We grant restricted stock units to certain employees that vest after a three-year service requirement has been met. We recognize expense for these awards using the straight-line method over the requisite service period based on the number of awards expected to vest. We also grant performance-based restricted stock units that vest between 0% and 200% depending on our stock performance against an index using a total shareholder return formula established at the date of grant for the subsequent three-year period. We record expense for these awards over the requisite service period, net of the expected forfeiture rate, since the employee must maintain employment to vest in the award.
Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$4,030	$5,044	$3,944
Restricted share units	5,511	1,515	2,512
Total stock-based compensation expense	9,541	6,559	6,456
Tax benefit recognized in the statements of earnings	1,715	2,117	2,464
Stock-based compensation expense, net of tax	$7,826	$4,442	$3,992
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $6.9 million with a weighted average number of years to vesting of 2.57 at December 31, 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to stock option activity related to the Plans follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance outstanding at January 1, 2015	2,625,964	$30.63
Granted	717,265	29.23
Exercised	(65,366)	22.72
Forfeited	(254,447)	31.10
Expired	(149,050)	32.35
Balance outstanding at December 31, 2015	2,874,366	$30.33	6.82	$17

Exercisable at December 31, 2015	1,325,966	$30.18	5.06	$17
The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $1.9 million and $5.8 million, respectively, resulting in tax benefits of $0.1 million, $0.3 million and $0.4 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows.
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average grant date fair value	$6.34	$6.49	$9.27
Weighted average risk free interest rate	1.42%	1.54%	0.88%
Weighted average expected dividend yield	3.32%	3.28%	2.34%
Weighted average expected volatility	33.28%	34.77%	37.88%
Weighted average expected life (in years)	5.05	5.00	4.43
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2015	635,573	$28.53
Granted	582,020	27.85
Vested	(56,421)	35.78
Forfeited	(293,417)	31.29
Balance outstanding at December 31, 2015	867,755	$26.67

Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2015, was approximately $8.7 million expected to be recognized over a weighted average period of 1.77 years.

Note N — Deferred Compensation Plan
The Rent-A-Center, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) is an unfunded, nonqualified deferred compensation plan for a select group of our key management personnel and highly compensated employees . The Deferred Compensation Plan first became available to eligible employees in July 2007, with deferral elections taking effect as of August 3, 2007.
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a three-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, we made matching cash contributions of $0.4 million, $0.3 million and $0.4 million, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 4% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2015, 2014 and 2013. The deferred compensation plan liability was approximately $10.5 million and $9.7 million as of December 31, 2015 and 2014, respectively.

Note O — 401(k) Plan
We sponsor a defined contribution pension plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2015, 2014 and 2013, we made matching cash contributions of $7.2 million, $6.7 million and $6.6 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 4% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2015 and 2014, 4.5% and 7.2%, respectively, of the total plan assets consisted of our common stock.

Note P — Fair Value
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
At December 31, 2015, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2015 and 2014, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$248,097	$(44,643)	$300,000	$284,250	$(15,750)
4.75% senior notes	250,000	183,125	(66,875)	250,000	214,375	(35,625)
Total	$542,740	$431,222	$(111,518)	$550,000	$498,625	$(51,375)

Note Q — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of December 31, 2015, under this common stock repurchase program. No shares were repurchased during 2015 and 2014.

Note R — Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Segment information as of and for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues
Core U.S.	$2,371,823	$2,414,659	$2,527,660
Acceptance Now	818,325	644,853	489,425
Mexico	63,803	72,202	47,171
Franchising	24,469	26,082	29,762
Total revenues	$3,278,420	$3,157,796	$3,094,018

	Year Ended December 31,
	2015	2014	2013
Gross profit
Core U.S.	$1,644,840	$1,753,269	$1,822,243
Acceptance Now	420,980	372,012	290,647
Mexico	42,354	51,070	33,945
Franchising	9,935	8,012	6,658
Total gross profit	$2,118,109	$2,184,363	$2,153,493

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2015	2014	2013
Operating profit (loss)
Core U.S.	$(959,447)	$264,967	$311,301
Acceptance Now	123,971	112,918	89,075
Mexico	(14,149)	(21,961)	(22,828)
Franchising	5,793	3,295	1,853
Total segment operating profit (loss)	(843,832)	359,219	379,401
Corporate	(164,056)	(165,757)	(132,392)
Total operating profit (loss)	$(1,007,888)	$193,462	$247,009

	Year Ended December 31,
	2015	2014	2013
Depreciation, amortization and write-down of intangibles
Core U.S.	$49,137	$57,324	$62,974
Acceptance Now	3,334	2,917	2,287
Mexico	5,160	6,683	5,450
Franchising	185	184	79
Total segments	57,816	67,108	70,790
Corporate	22,904	16,060	16,122
Total depreciation, amortization and write-down of intangibles	$80,720	$83,168	$86,912
During the years ended December 31, 2015, 2014 and 2013, we recognized goodwill impairment charges of $1,170.0 million, $0.0 million and $1.1 million, respectively, in the Core U.S. segment, not included in the table above.

	Year Ended December 31,
	2015	2014	2013
Capital expenditures
Core U.S.	$21,739	$31,228	$44,715
Acceptance Now	2,473	3,833	3,047
Mexico	204	4,164	11,537
Franchising	—	—	—
Total segments	24,416	39,225	59,299
Corporate	56,454	44,560	49,068
Total capital expenditures	$80,870	$83,785	$108,367

	December 31,
	2015	2014	2013
On rent rental merchandise, net
Core U.S.	$540,004	$593,945	$611,375
Acceptance Now	350,046	345,703	284,421
Mexico	17,575	20,766	17,680
Total on rent rental merchandise, net	$907,625	$960,414	$913,476

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2015	2014	2013
Idle rental merchandise, net
Core U.S.	$215,327	$264,211	$195,926
Acceptance Now	5,000	4,897	3,837
Mexico	8,520	8,334	10,959
Total idle rental merchandise, net	$228,847	$277,442	$210,722

	December 31,
	2015	2014	2013
Assets by segment
Core U.S.	$1,240,593	$2,519,770	$2,479,297
Acceptance Now	426,827	420,660	358,305
Mexico	38,898	59,841	69,826
Franchising	2,723	2,604	1,688
Total segments	1,709,041	3,002,875	2,909,116
Corporate	277,967	268,322	109,059
Total assets	$1,987,008	$3,271,197	$3,018,175

	December 31,
	2015	2014	2013
Assets by country
United States	$1,943,216	$3,204,283	$2,940,980
Mexico	38,898	59,841	69,826
Canada	4,894	7,073	7,369
Total assets	$1,987,008	$3,271,197	$3,018,175

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Approximately 85% of our total revenues are comprised of rental and fee revenues from the following product groups:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Furniture and accessories	$955,576	$938,065	$917,290
Consumer electronics	626,668	642,226	667,052
Appliances	415,278	422,979	432,937
Computers	207,906	307,325	347,783
Smartphones	163,667	68,015	—
Other products and services	412,220	367,218	330,833
Total rentals and fees	$2,781,315	$2,745,828	$2,695,895
Our revenues originate in the following countries:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$3,209,736	$3,075,387	$3,035,558
Mexico	63,803	72,202	47,171
Canada	4,881	10,207	11,289
Total revenues	$3,278,420	$3,157,796	$3,094,018

Note S — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net earnings (loss)	$(866,628)	$96,422	$128,757
Denominator:
Weighted-average shares outstanding	53,050	52,850	54,804
Effect of dilutive stock awards	—	276	358
Weighted-average dilutive shares	53,050	53,126	55,162

Basic earnings (loss) per share	$(16.34)	$1.82	$2.35
Diluted earnings (loss) per share	$(16.34)	$1.81	$2.33
Diluted loss per common share for the year ended December 31, 2015, did not include the effect of dilutive stock awards because the result would have been anti-dilutive. For 2015, 2014, and 2013, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, were 2,585,711, 2,496,147, and 1,507,355, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note T — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2015, and 2014 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2015
Revenues	$877,639	$815,343	$791,605	$793,833
Gross profit	564,593	538,529	488,612	526,375
Operating profit	56,598	49,701	6,565	(1,120,752)
Net earnings (loss)	27,298	23,147	(4,092)	(912,981)
Basic earnings (loss) per common share	$0.51	$0.44	$(0.08)	$(17.20)
Diluted earnings (loss) per common share	$0.51	$0.43	$(0.08)	$(17.20)
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended December 31, 2014
Revenues	$828,473	$768,426	$764,363	$796,534
Gross profit	562,550	537,024	539,758	545,031
Operating profit	59,458	40,390	45,920	47,694
Net earnings	27,266	17,681	25,925	25,550
Basic earnings per common share	$0.52	$0.33	$0.49	$0.48
Diluted earnings per common share	$0.51	$0.33	$0.49	$0.48
Cash dividends declared per common share	$0.23	$0.23	$0.23	$0.24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new Store Information Management System in all of our Core U.S. rent-to-own stores. We have approximately 385 of our 2,627 Core U.S. rent-to-own stores on the new system as of December 31, 2015, and we expect to complete the roll out to the remaining stores in 2016. The Store Information Management System manages key business processes in the store such as sales, customer account management, cash management and inventory management and will result in changes to these business processes and related internal controls over financial reporting. In addition, as a result of the transition to a third-party logistics model in 2015, there were inventory-related business process changes, resulting in changes to certain internal controls over inventory. Management took the necessary steps to update the design and documentation of internal control processes and procedures relating to both the system update and the new distribution network to supplement and complement existing internal controls. Further, management will continue to monitor, evaluate and update the related processes and internal controls as necessary during the system implementation period to ensure adequate internal control over financial reporting.
Other than as described above, for the year ended December 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.   Executive Compensation.(*)

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT D. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
Robert D. Davis

/s/ GUY J. CONSTANT	Executive Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016
Guy J. Constant

/s/ MARK E. SPEESE	Chairman of the Board	February 29, 2016
Mark E. Speese

/s/ MICHAEL J. GADE	Director	February 29, 2016
Michael J. Gade

/s/ JEFFERY M. JACKSON	Director	February 29, 2016
Jeffery M. Jackson

/s/ J. V. LENTELL	Director	February 29, 2016
J. V. Lentell

/s/ STEVEN L. PEPPER	Director	February 29, 2016
Steven L. Pepper

/s/ LEONARD H. ROBERTS	Director	February 29, 2016
Leonard H. Roberts

/s/ PAULA STERN	Director	February 29, 2016
Paula Stern

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002.)

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

10.35
First Amendment to the Credit Agreement, dated February 1, 2016, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 1, 2016.)

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