Form 10-Q
period 2016-03-31
RENT A CENTER INC DE
filed 2016-04-29
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2016:

Class	Outstanding
Common stock, $.01 par value per share	53,091,850

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2016	2015
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$674,295	$711,450
Merchandise sales	131,707	136,280
Installment sales	18,420	18,253
Other	4,088	5,431
Total store revenues	828,510	871,414
Franchise
Merchandise sales	4,947	4,387
Royalty income and fees	2,195	1,838
Total revenues	835,652	877,639
Cost of revenues
Store
Cost of rentals and fees	176,241	185,118
Cost of merchandise sold	113,886	117,722
Cost of installment sales	6,025	6,157
Total cost of store revenues	296,152	308,997
Franchise cost of merchandise sold	4,556	4,049
Total cost of revenues	300,708	313,046
Gross profit	534,944	564,593
Operating expenses
Store expenses
Labor	209,387	220,974
Other store expenses	211,807	224,175
General and administrative expenses	43,061	42,691
Depreciation, amortization and write-down of intangibles	19,824	19,764
Other charges	2,435	391
	486,514	507,995
Operating profit	48,430	56,598
Interest expense	11,977	12,578
Interest income	(97)	(190)
Earnings before income taxes	36,550	44,210
Income tax expense	11,489	16,912
NET EARNINGS	$25,061	$27,298
Basic earnings per common share	$0.47	$0.51
Diluted earnings per common share	$0.47	$0.51
Cash dividends declared per common share	$0.08	$0.24

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
(In thousands)	Unaudited

Net earnings	$25,061	$27,298
Other comprehensive income (loss):
Foreign currency translation adjustments	2,450	(777)
Total other comprehensive income (loss)	2,450	(777)
COMPREHENSIVE INCOME	$27,511	$26,521

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(In thousands, except share and par value data)	Unaudited	Revised
ASSETS
Cash and cash equivalents	$46,362	$60,363
Receivables, net of allowance for doubtful accounts of $3,388 and $3,614 in 2016 and 2015, respectively	67,926	69,320
Prepaid expenses and other assets	62,147	158,807
Rental merchandise, net
On rent	822,821	907,625
Held for rent	251,329	228,847
Merchandise held for installment sale	5,014	4,668
Property assets, net of accumulated depreciation of $498,683 and $482,448 in 2016 and 2015, respectively	325,563	330,939
Goodwill	207,130	206,122
Other intangible assets, net	7,129	7,777
	$1,795,421	$1,974,468
LIABILITIES
Accounts payable – trade	$93,327	$96,355
Accrued liabilities	352,426	332,553
Deferred income taxes	109,445	119,245
Senior debt, net	207,971	419,648
Senior notes, net	536,509	536,185
	1,299,678	1,503,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,461,602 and 109,441,911 shares issued in 2016 and 2015, respectively	1,095	1,094
Additional paid-in capital	820,346	818,339
Retained earnings	1,030,573	1,009,770
Treasury stock at cost, 56,369,752 shares in 2016 and 2015	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(8,594)	(11,044)
	495,743	470,482
	$1,795,421	$1,974,468

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
(In thousands)	Unaudited
Cash flows from operating activities
Net earnings	$25,061	$27,298
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	174,074	179,668
Bad debt expense	3,634	3,712
Stock-based compensation expense	2,352	2,163
Depreciation of property assets	19,110	18,849
Loss on sale or disposal of property assets	386	232
Amortization of intangibles	518	886
Amortization of financing fees	779	770
Deferred income taxes	(9,801)	(36,471)
Excess tax benefit related to stock awards	—	(31)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(112,204)	(156,158)
Receivables	(2,240)	(159)
Prepaid expenses and other assets	96,958	127,249
Accounts payable – trade	(3,028)	4,057
Accrued liabilities	30,915	55,973
Net cash provided by operating activities	226,514	228,038
Cash flows from investing activities
Purchase of property assets	(14,440)	(14,245)
Proceeds from sale of stores	1,104	648
Acquisitions of businesses	(2,641)	(10,659)
Net cash used in investing activities	(15,977)	(24,256)
Cash flows from financing activities
Exercise of stock options	—	522
Excess tax benefit related to stock awards	—	31
Proceeds from debt	7,410	158,250
Repayments of debt	(219,543)	(302,312)
Dividends paid	(12,773)	(12,742)
Net cash used in financing activities	(224,906)	(156,251)
Effect of exchange rate changes on cash	368	(542)
Net increase (decrease) in cash and cash equivalents	(14,001)	46,989
Cash and cash equivalents at beginning of period	60,363	46,126
Cash and cash equivalents at end of period	$46,362	$93,115

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation.
The interim consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
New Accounting Pronouncements. On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Rent-A-Center adopted this ASU retrospectively as of January 1, 2016, and now reports debt issuance costs which were previously included in Prepaid expenses and other assets as a deduction from the associated debt liabilities as disclosed in Notes 2 and 3 to the consolidated financial statements. This resulted in a reduction in prepaid expenses and other assets of $11.7 million and $12.5 million at March 31, 2016 and December 31, 2015, respectively, a reduction in senior debt of $5.5 million and $6.0 million, respectively, and a reduction in senior notes of $6.2 million and $6.5 million, respectively. There was no impact to our results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. The adoption of ASU 2016-08 must be concurrent with the adoption of ASU 2014-09, which will be required for Rent-A-Center beginning January 1, 2018, with early adoption permitted as of the original effective date. These ASUs allow adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of determining what impact the adoption

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these ASUs will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the us of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The adoption of ASU 2016-02 will be required for Rent-A-Center beginning January 1, 2019, with early adoption permitted. The ASU must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently in the process of determining the what impact the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The adoption of ASU 2016-09 will be required for Rent-A-Center beginning January 1, 2017. ASU 2016-09 requires that certain provisions be adopted using a modified retrospective transition and other provisions retrospectively. We are currently in the process of determining what impact the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
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

2. Senior Debt.
On March 19, 2014, we entered into a Credit Agreement (the "Credit Agreement") among the Company, the several lenders from time to time parties to the Credit Agreement, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, National Association and SunTrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement represents a refinancing of our senior secured debt outstanding under our prior credit agreement, the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, and as amended by the First Amendment dated as of April 13, 2012, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the "Prior Credit Agreement"). The Credit Agreement provides a $900.0 million senior credit facility consisting of $225.0 million in term loans (the "Term Loans") and a $675.0 million revolving credit facility (the "Revolving Facility"). The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
Also on March 19, 2014, we borrowed $225.0 million in Term Loans and $100.0 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. We are also required to pay down the Term Loans each year by an amount equal to 50% of annual excess cash flow, as defined in the Credit Agreement. This percentage requirement decreases to 25% if the Consolidated Total Leverage Ratio (as defined in the Credit Agreement) is between 3.0:1 and 2.5:1, and to 0% if the Consolidated Total Leverage Ratio is less than 2.5:1. We made a mandatory excess cash flow prepayment in March 2016 with respect to our results for the year ended December 31, 2015, of approximately $27 million. No mandatory excess cash flow prepayment was made with respect to the year ended December 31, 2014. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
The amounts outstanding under the Term Loans and Revolving Facility at March 31, 2016, were $193.5 million and $20.0 million, respectively, reduced by unamortized issuance costs of $0.3 million and $5.2 million, respectively. The amounts outstanding under the Term Loan and Revolving Facility at December 31, 2015, were $221.1 million and $190.0 million, respectively, reduced by unamortized issuance costs of $0.3 million and $5.7 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $94.7 million had been so utilized as of March 31, 2016, and at which date $560.3 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

borrowings under the Revolving Facility, which were 2.50% and 1.50%, respectively, at March 31, 2016, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at March 31, 2016, is equal to 0.50% of the unused portion of the Revolving Facility.
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

•
repurchase capital stock, repurchase 6.625% notes and 4.75% notes and/or pay cash dividends when total leverage is greater than 2.5:1 (subject to an exception for cash dividends in an amount not to exceed $20.0 million annually);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.75:1. The table below shows the required and actual ratios under the Credit Agreement calculated as of March 31, 2016:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.25:1	2.52:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	0.66:1
Consolidated fixed charge coverage ratio	No less than	1.75:1	1.86:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2016 ($734.9 million) by consolidated EBITDA for the 12-month period ending March 31, 2016 ($292.1 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at March 31, 2016 ($192.1 million) by consolidated EBITDA for the 12-month period ending March 31, 2016 ($292.1 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries.
On February 1, 2016, we entered into a First Amendment (the “First Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement. The First Amendment

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

permits us to make Restricted Payments (as such term is defined in the Credit Agreement) with respect to repurchases of and dividends upon our capital stock and repurchases of our senior unsecured notes, in an aggregate amount during any fiscal year not to exceed $20 million, if after giving pro forma effect thereto the Consolidated Senior Leverage Ratio (as such term is defined in the Credit Agreement) is greater than 2.50:1 and less than or equal to 3.75:1. The First Amendment is included as an exhibit to our Current Report on Form 8-K dated as of February 1, 2016.
The actual consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending March 31, 2016 ($528.0 million), by consolidated fixed charges for the 12-month period ending March 31, 2016 ($284.1 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $0.0 and $14.6 million at March 31, 2016, and December 31, 2015, respectively. The line of credit generally renews on August 21 of each year. Borrowings under this line of credit bear interest at the greater of a variable rate or 2.0%.
The table below shows the scheduled maturity dates of our outstanding debt at March 31, 2016:

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2016	$1,687	$—	$—	$1,687
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	20,000	—	22,250
2020	2,250	—	—	2,250
Thereafter	182,813	—	—	182,813
	$193,500	$20,000	$—	$213,500

3. Subsidiary Guarantors – Senior Notes.
Senior Notes Due 2020. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of March 31, 2016, and December 31, 2015, were $292.7 million and $292.7 million, respectively, reduced by $3.0 million and $3.1 million of unamortized issuance costs, respectively.
Senior Notes Due 2021. On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.750%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.750% notes outstanding as of March 31, 2016, and December 31, 2015, was $250.0 million, reduced by $3.3 million and $3.4 million of unamortized issuance costs, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The indentures governing the 6.625% notes and the 4.750% notes are substantially similar. Each indenture contains covenants that limit our ability to:

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
The 4.750% notes may be redeemed on or after May 1, 2016, at our option, in whole or in part, at a premium declining from 103.563%. The 4.750% notes may be redeemed on or after May 1, 2019, at our option, in whole or in part, at par. The 4.750% notes also require that upon the occurrence of a change of control (as defined in the 2013 indenture), the holders of the notes have the right to require us to repurchase the notes at a price equal to 101% of the original aggregate principal amount, together with accrued and unpaid interest, if any, to the date of repurchase.
Any mandatory repurchase of the 6.625% notes and/or the 4.750% notes would trigger an event of default under our Credit Agreement. We are not required to maintain any financial ratios under either of the indentures.
Rent-A-Center and its subsidiary guarantors have fully, jointly and severally, and unconditionally guaranteed the obligations of Rent-A-Center with respect to the 6.625% notes and the 4.750% notes. Rent-A-Center has no independent assets or operations, and each subsidiary guarantor is 100% owned directly or indirectly by Rent-A-Center. The only direct or indirect subsidiaries of Rent-A-Center that are not guarantors are minor subsidiaries. There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Rent-A-Center in the form of loans, advances or dividends, except as provided by applicable law.

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
At March 31, 2016, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2016, and December 31, 2015, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at March 31, 2016, and December 31, 2015, (in thousands):

	March 31, 2016			December 31, 2015
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$254,684	$(38,056)	$292,740	$248,097	$(44,643)
4.75% senior notes	250,000	188,750	(61,250)	250,000	183,125	(66,875)
Total	$542,740	$443,434	$(99,306)	$542,740	$431,222	$(111,518)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Charges - Operating Expenses.
Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax restructuring charges of $2.4 million in the Mexico segment for disposal of rental merchandise, fixed assets and leasehold improvements and other charges to decommission the stores.
During the first quarter of 2015, we closed 8 stores in Mexico, resulting in pre-tax restructuring charges of $0.3 million in the Mexico segment, for disposal of fixed assets and leasehold improvements and other charges to decommission the stores.

6. Segment Information.
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories: consumer electronics, appliances, computers, furniture and accessories, and our Core U.S. and franchising segments also offers smartphones.
Segment information for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
Core U.S.	$584,365	$629,203
Acceptance Now	230,396	224,277
Mexico	13,749	17,934
Franchising	7,142	6,225
Total revenues	$835,652	$877,639

	Three Months Ended March 31,
	2016	2015
Gross profit
Core U.S.	$411,889	$441,140
Acceptance Now	111,142	109,164
Mexico	9,327	12,113
Franchising	2,586	2,176
Total gross profit	$534,944	$564,593

	Three Months Ended March 31,
	2016	2015
Operating profit
Core U.S.	$62,236	$67,573
Acceptance Now	29,369	34,532
Mexico	(2,610)	(3,454)
Franchising	1,413	1,216
Total segment operating profit	90,408	99,867
Corporate	(41,978)	(43,269)
Total operating profit	$48,430	$56,598

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31,
	2016	2015
Depreciation, amortization and write-down of intangibles
Core U.S.	$10,892	$12,675
Acceptance Now	837	753
Mexico	939	1,474
Franchising	45	49
Total segments	12,713	14,951
Corporate	7,111	4,813
Total depreciation, amortization and write-down of intangibles	$19,824	$19,764

	Three Months Ended March 31,
	2016	2015
Capital expenditures
Core U.S.	$3,771	$814
Acceptance Now	292	283
Mexico	147	108
Total segments	4,210	1,205
Corporate	10,230	13,040
Total capital expenditures	$14,440	$14,245
Segment information - Selected balance sheet data (in thousands):

	March 31, 2016	December 31, 2015
On rent rental merchandise, net
Core U.S.	$481,434	$540,004
Acceptance Now	325,476	350,046
Mexico	15,911	17,575
Total on rent rental merchandise, net	$822,821	$907,625

	March 31, 2016	December 31, 2015
Held for rent rental merchandise, net
Core U.S.	$239,272	$215,327
Acceptance Now	5,827	5,000
Mexico	6,230	8,520
Total held for rent rental merchandise, net	$251,329	$228,847

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2016	December 31, 2015
Assets by segment		Revised
Core U.S.	$1,111,298	$1,240,593
Acceptance Now	402,168	426,827
Mexico	34,005	38,898
Franchising	3,197	2,723
Total segments	1,550,668	1,709,041
Corporate	244,753	265,427
Total assets	$1,795,421	$1,974,468

7. Stock-Based Compensation.
We recognized $2.4 million and $2.2 million in pre-tax compensation expense related to stock options and restricted stock units during the three-month periods ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, we granted approximately 712,000 stock options, 622,000 performance-based restricted stock units and 424,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 35.88% to 40.52%, a risk-free interest rate of 1.14% to 1.85%, an expected dividend yield of 3.1% to 6.4% and an expected life of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2016, was $10.94 and the weighted-average grant-date fair value was $2.65. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2016, was $9.14.

8. Contingencies.
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
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $9.0 million was outstanding as of March 31, 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net earnings	$25,061	$27,298
Denominator:
Weighted-average shares outstanding	53,085	53,033
Effect of dilutive stock awards	257	344
Weighted-average dilutive shares	53,342	53,377

Basic earnings per share	$0.47	$0.51
Diluted earnings per share	$0.47	$0.51
For the three-month periods ended March 31, 2016 and 2015, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share was 3,791,737 and 2,042,717, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending:

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	failure to manage our store labor (including overtime pay) and other store expenses;

•	our ability to identify, develop and successfully execute strategic initiatives;

•	our ability to successfully implement our new store information management system and a new finance/HR enterprise system;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or e-commerce capabilities;

•	failure to achieve the anticipated profitability enhancements from the changes to the 90 day option pricing program and the development of dedicated commercial sales capabilities;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in prices of our products;

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
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
Our Growth Strategy
We are in the midst of a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow our Acceptance Now segment. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. rent-to-own stores, formulating a customer-focused, value-based pricing strategy, developing a new sourcing and distribution model, implementing new technology into our Acceptance Now locations and introducing e-commerce capabilities to our Core U.S. segment.
Flexible Labor Model. Historically, we utilized a fixed labor model in our Core U.S. rent-to-own stores, generally using five employees who perform all tasks including sales, customer verification, collections, merchandise receiving and delivery and setup. Because our stores are open for business six days per week, this fixed labor model included regularly scheduled overtime, and did not allow us to scale our costs to match the revenue cycles. In 2015, we rolled out a flexible labor model utilizing part-time delivery specialists so that in-store personnel can provide better customer service during peak operating hours, gain cost savings during off-peak hours and improve efficiency during seasonal fluctuations in the business. We have introduced the flexible labor model primarily as attrition requires personnel changes, and most of our Core U.S. stores are in a state of transition to full deployment, which has had a positive impact on our Core U.S. store labor expense.
Pricing and Promotions. We need to price our products to remain competitive in the market, maintain a customer-centric focus and drive traffic while maintaining a focus on profitable growth. We implemented new pricing strategies in our Core U.S. stores in 2015 to meet these challenges. We focused on areas of immediate impact, while building a foundation for improvement, and have incorporated more structured and data-driven decision making to improve our Core U.S. marketing promotions, sales events and brand alignment. In 2016, we made a deliberate decision to be more disciplined, selective and strategic with our pricing and promotional strategies, which has impacted our same store sales growth but benefited gross margins.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Sourcing and Distribution. From the Company's inception to 2015, the stores in our Core U.S. segment relied on rental merchandise shipped from the manufacturer or distributor directly to the store and did not utilize centralized warehousing and distribution. This operating model allowed us to expand our store base rapidly with lower costs to enter new markets, but also limited our product options, reduced our ability to leverage our expenses, created longer lead times and embedded additional costs. Now that the store base has matured and we have achieved substantial market penetration, in 2015, we created new direct supplier partnerships, implemented a new system to manage distribution operations, implemented a network of distribution centers through a third-party logistics partnership and automated replenishment processes from distribution centers to stores. The use of distribution centers allows us to take greater advantage of discounted bulk purchasing and expand the number of potential manufacturers and suppliers, which allows us to offer our customers a wider selection of products while generating greater margins, better flexibility and improved store service levels. In 2016, these efforts have resulted in cost-per-unit savings of approximately 5-9% and a more efficient supply chain.
Virtual Acceptance Now. In 2014, we developed a virtual solution that decreased the time to process rental purchase agreements, streamlined the sales process and enhanced the customer's experience. This virtual solution was implemented in all of our manned Acceptance Now locations as of March 31, 2016. This platform is also being used in unmanned Acceptance Now Direct locations, or virtual kiosks, where the retailer does not have enough credit-constrained customers to justify creating a manned location.
E-Commerce. Like many industries, the rent-to-own industry is being transformed by the Internet and virtual marketplace. To meet these evolving demands, we plan to introduce e-commerce capabilities to our Core U.S. segment in 2016. We believe offering the rental purchase transaction online will allow us to access new customers who might not otherwise consider rent-to-own, as well as enable our existing customers to interact with Rent-A-Center more easily and conveniently. By pairing e-commerce together with our traditional brick-and mortar stores, we believe we will offer our customers an even more compelling value proposition.
Technology Investments. Included in our multi-year transformation program are significant investments in new technologies that have enabled or will enable the strategic programs described above, as well as other initiatives, to improve operations and support business growth. In 2015, we developed and implemented applications and systems to support our new distribution network, such as a warehouse management system and enhancements to our automated replenishment system. We developed a virtual solution for the Acceptance Now transaction. We implemented our Enterprise corporate management system which integrates key corporate back-office systems, such as our financial reporting and inventory management systems, as well as collects and consolidates critical business data from all store operations.
In 2016, we are in the process of implementing our new store information management system and processes that extend and improve capabilities for store sales and operations in the stores in our Core U.S. segment. We are developing and implementing e-commerce capabilities in our Core U.S. segment. We are working on an integrated financial and human resources enterprise system which will be implemented in the first quarter of 2017.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the three months ended March 31, 2016, we continued our transformational efforts focused on driving profitable sales. While our same store revenues in the Core U.S. segment decreased 3.8%, our gross profit margins increased to 70.5% as compared to 70.1% in the comparable 2015 period.
The Acceptance Now segment had flat same store revenue for the three months ended March 31, 2016, but had an increase in revenue of $6.1 million from stores open less than 12 months.
Revenues in our Core U.S. segment decreased approximately $44.8 million due to the continued rationalization of our Core U.S. store base and a 3.8% decrease in our same store revenues. Our gross margins increased due to our pricing and supply chain initiatives. Our store optimization and flexible labor initiatives have improved operating margins.
We closed 14 of our Mexico stores to focus on the northern region and border markets. We were very close to breakeven in this segment for the three months ended March 31, 2016.
Cash flow from operations was $226.5 million for the three months ended March 31, 2016. We used our free cash flow to pay down debt by $212.1 million, ending the period with $46.4 million of cash and cash equivalents and a leverage ratio of 2.52x.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2016	2015	$	%
Revenues
Store
Rentals and fees	$674,295	$711,450	$(37,155)	(5.2)%
Merchandise sales	131,707	136,280	(4,573)	(3.4)%
Installment sales	18,420	18,253	167	0.9%
Other	4,088	5,431	(1,343)	(24.7)%
Total store revenue	828,510	871,414	(42,904)	(4.9)%
Franchise
Merchandise sales	4,947	4,387	560	12.8%
Royalty income and fees	2,195	1,838	357	19.4%
Total revenues	835,652	877,639	(41,987)	(4.8)%
Cost of revenues
Store
Cost of rentals and fees	176,241	185,118	(8,877)	(4.8)%
Cost of merchandise sold	113,886	117,722	(3,836)	(3.3)%
Cost of installment sales	6,025	6,157	(132)	(2.1)%
Total cost of store revenues	296,152	308,997	(12,845)	(4.2)%
Franchise cost of merchandise sold	4,556	4,049	507	12.5%
Total cost of revenues	300,708	313,046	(12,338)	(3.9)%
Gross profit	534,944	564,593	(29,649)	(5.3)%
Operating expenses
Store expenses
Labor	209,387	220,974	(11,587)	(5.2)%
Other store expenses	211,807	224,175	(12,368)	(5.5)%
General and administrative	43,061	42,691	370	0.9%
Depreciation, amortization and write-down of intangibles	19,824	19,764	60	0.3%
Other charges	2,435	391	2,044	522.8
Total operating expenses	486,514	507,995	(21,481)	(4.2)%
Operating profit	48,430	56,598	(8,168)	(14.4)%
Interest, net	11,880	12,388	(508)	(4.1)%
Earnings before income taxes	36,550	44,210	(7,660)	(17.3)%
Income tax expense	11,489	16,912	(5,423)	(32.1)%
Net earnings	$25,061	$27,298	$(2,237)	(8.2)%

Three Months Ended March 31, 2016, compared to Three Months Ended March 31, 2015
Store Revenue. Total store revenue decreased by $42.9 million, or 4.9%, to $828.5 million for the three months ended March 31, 2016, from $871.4 million for the three months ended March 31, 2015. This was primarily due to a decrease of approximately $44.8 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue generally represents revenue earned in 3,199 locations that were operated by us for 13 months or more. Same store revenues decreased by $15.9 million, or 2.5%, to $619.9 million for the three months ended March 31, 2016, as compared to $635.7 million in 2015. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below. Same store revenues are reported on a constant currency basis.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2016, decreased by $8.9 million, or 4.8%, to $176.2 million, as compared to $185.1 million in 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

This decrease in cost of rentals and fees was primarily attributable to a $10.1 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue, partially offset by a $1.9 million increase in the Acceptance Now segment due to revenue growth. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.1% for the three months ended March 31, 2016, as compared to 26.0% in 2015, driven by increased revenue in the Acceptance Now segment, which has higher costs of rental merchandise.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $3.8 million, or 3.3%, to $113.9 million for the three months ended March 31, 2016, from $117.7 million in 2015, comprised of a $5.4 million decrease in the Core U.S. segment, partially offset by an increase of $2.2 million in the Acceptance Now segment. The gross margin percent of merchandise sales decreased to 13.5% for the three months ended March 31, 2016, from 13.6% in 2015.
Gross Profit. Gross profit decreased by $29.6 million, or 5.3%, to $534.9 million for the three months ended March 31, 2016, from $564.6 million in 2015, due primarily to a decrease of $29.3 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 64.0% for the three months ended March 31, 2016, as compared to 64.3% in 2015, primarily due to the lower margins in the Acceptance Now segment, partially offset by improvements in the Core U.S. segment as discussed further in the segment performance section below.
Store Labor. Store labor decreased by $11.6 million, or 5.2%, to $209.4 million, for the three months ended March 31, 2016, as compared to $221.0 million in 2015. Labor in the Core U.S. segment decreased $11.3 million due to our continued rollout of the flexible labor initiative and the continued rationalization of the Core U.S. store base. Store labor expressed as a percentage of total store revenue was 25.3% for the three months ended March 31, 2016, as compared to 25.4% in 2015.
Other Store Expenses. Other store expenses decreased by $12.4 million, or 5.5%, to $211.8 million for the three months ended March 31, 2016, as compared to $224.2 million in 2015. Other store expenses in the Core U.S. segment decreased $9.9 million due to the continued rationalization of the Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 25.6% for the three months ended March 31, 2016, compared to 25.7% in 2015.
General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 0.9%, to $43.1 million for the three months ended March 31, 2016, as compared to $42.7 million in 2015. General and administrative expenses expressed as a percentage of total revenue increased to 5.2% for the three months ended March 31, 2016, from 4.9% in 2015.
Other Charges. Other charges increased by $2.0 million, or 522.8%, to $2.4 million for the three months ended March 31, 2016, as compared to $0.4 million in 2015. During the three months ended March 31, 2016, we recognized a $2.4 million restructuring charge for the closure of 14 Mexico stores, compared to a $0.4 million restructuring charge for the closure of Mexico and Core U.S. stores in 2015.
Operating Profit. Operating profit decreased by $8.2 million, or 14.4%, to $48.4 million for the three months ended March 31, 2016, as compared to $56.6 million in 2015 due to decreases of $5.3 million and $5.2 million in the Core U.S. and Acceptance Now segments, as discussed in the segment performance sections below. Operating profit as a percentage of total revenue decreased to 5.8% for the three months ended March 31, 2016, from 6.4% in 2015, primarily due to a decrease in the Acceptance Now segment discussed further in the segment performance section below.
Income Tax Expense. Income tax expense decreased by $5.4 million, or 32.1%, to $11.5 million for the three months ended March 31, 2016, as compared to $16.9 million in 2015. The effective tax rate was 31.4% for the three months ended March 31, 2016, compared to 38.3% in 2015, primarily due to discrete income tax items.
Segment Performance
Core U.S. segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2016	2015	$	%

Revenues	$584,365	$629,203	$(44,838)	(7.1)%
Gross profit	411,889	441,140	(29,251)	(6.6)%
Operating profit	62,236	67,573	(5,337)	(7.9)%
Change in same store revenue				(3.8)%
Stores in same store revenue calculation				1,975
Revenues. The decrease in revenues for the three months ended March 31, 2016, was driven primarily by a $37.6 million decrease in rentals and fees revenue as compared to 2015. This decrease is primarily due to the decrease in same store revenue for the period

RENT-A-CENTER, INC. AND SUBSIDIARIES

and the continued rationalization of our Core U.S. store base. The decrease in same store revenue was driven by continued declines in the computer/tablet category, the impact resulting from the ongoing recast of the smartphone category, further deterioration in oil affected markets and lower merchandise sales revenue. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three months ended March 31, 2016, as compared to 2015, primarily due to the decrease in store revenue as discussed above. Gross profit as a percentage of segment revenues increased to 70.5% for the three months ended March 31, 2016, as compared to 70.1% in 2015, primarily due to our pricing and supply chain initiatives, and revenue mix.
Operating Profit. Operating profit as a percentage of segment revenues was 10.7% for each of the three-month periods ended March 31, 2016 and 2015. Labor, as a percentage of store revenue, was negatively impacted by sales deleverage and higher health care expenses, partially offset by improved labor productivity, the flexible labor initiative and lower incentive compensation. Other store expenses, as a percentage of store revenue, were negatively impacted by sales deleverage, partially offset by a lower store count, initial improvements in fleet productivity and lower losses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.5% for three months ended March 31, 2016, compared to 3.8% in 2015. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.6% for both of the three-month periods ended March 31, 2016, and 2015. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2016	2015	$	%

Revenues	$230,396	$224,277	$6,119	2.7%
Gross profit	111,142	109,164	1,978	1.8%
Operating profit	29,369	34,532	(5,163)	(15.0)%
Change in same store revenue				—%
Stores in same store revenue calculation				1,145
Revenues. The increase in revenues in 2016 over 2015 was driven by revenue growth in locations open less than 12 months.
Gross profit. Gross profit increased as a result of increased revenues in this segment. Gross profit as a percentage of segment revenues was 48.2% for the three months ended March 31, 2016, as compared to 48.7% in 2015. The gross margin percentage was negatively impacted by lower gross profit margin on rentals and merchandise sales driven by a higher mix of 90 day option transactions as we lapped the rollout of our 90 day option pricing by the end of the first quarter.
Operating profit. Operating profit for the three months ended March 31, 2016, decreased due to higher labor and other store expenses due to the increased store count, which offset the increase in gross profit discussed above. Labor, as a percentage of store revenue was essentially flat. Other store expenses, as a percentage of store revenue, were negatively impacted by higher customer stolen merchandise. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 9.0% for the three months ended March 31, 2016, compared to 7.7% in 2015. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.9% for the three months ended March 31, 2016, as compared to 0.8% in 2015. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Mexico segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2016	2015	$	%

Revenues	$13,749	$17,934	$(4,185)	(23.3)%
Gross profit	9,327	12,113	(2,786)	(23.0)%
Operating loss	(2,610)	(3,454)	844	24.4%
Change in same store revenue				9.7%
Stores in same store revenue calculation				79
Revenues. The reported revenues for the three months ended March 31, 2016, were reduced by approximately $2.8 million due to exchange rate fluctuations as compared to 2015. On a constant currency basis, revenue was positively impacted by the growth in same store revenue, but negatively impacted by store closures in the first quarter of 2016 and 2015.
Gross Profit. Gross profit was reduced by approximately $1.9 million due to exchange rate fluctuations as compared to 2015. Gross profit decreased as a result of decreased revenues in this segment. Gross profit as a percentage of segment revenues was 67.8% for the three months ended March 31, 2016, as compared to 67.5% in 2015.
Operating Loss. Operating losses for the three months ended March 31, 2016, were reduced by approximately $0.6 million due to exchange rate fluctuations compared to 2015. Operating loss as a percentage of segment revenues decreased to 19.0% for the three months ended March 31, 2016, respectively, from 19.3% in 2015. Operating losses included charges of $2.4 million for the three months ended March 31, 2016, related to store closures in the first quarter. Excluding these store closure charges, operating loss as a percentage of segment revenues would have been 1.8% for the three months ended March 31, 2016, compared to 17.6% in 2015, improving as a result of operating initiatives designed to improve the financial performance of our Mexico operations.
Franchising segment.

	Three Months Ended
	March 31,		Change
(Dollar amounts in thousands)	2016	2015	$	%

Revenues	$7,142	$6,225	$917	14.7%
Gross profit	2,586	2,176	410	18.8%
Operating profit	1,413	1,216	197	16.2%
Revenues. Merchandise sales and royalty income and fees increased approximately $1.0 million for the three months ended March 31, 2016, compared to 2015.
Gross Profit. Gross profit as a percentage of segment revenues increased to 36.2% for the three months ended March 31, 2016, from 35.0% in 2015.
Operating Profit. Operating profit as a percentage of segment revenues increased to 19.8% for the three months ended March 31, 2016, compared to 19.5% for 2015, due to the increase in gross profit discussed above.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2016, we had $226.5 million of net cash provided by operating activities. We paid down debt by $212.1 million from a $80.0 million income tax refund and cash generated from operations. We also used cash in the amount of $14.4 million for capital expenditures and $12.8 million for payment of dividends, ending the three-month period with $46.4 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $1.5 million to $226.5 million for the three months ended March 31, 2016, from $228.0 million in 2015. This was partially attributable to the receipt in 2016 of income tax refunds of approximately $80.0 million and increased sales of merchandise due to the increased usage of the 90 day option, partially offset by increased merchandise purchases to implement our sourcing and distribution initiative.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cash used in investing activities decreased approximately $8.3 million to $16.0 million for the three months ended March 31, 2016, from $24.3 million in 2015, due primarily to a decrease in the number of acquisitions of businesses.
Net cash used in financing activities was $224.9 million for the three months ended March 31, 2016, compared to $156.3 million in 2015, a change of $68.7 million. Our net reduction in debt was $212.1 million for the three months ended March 31, 2016, as compared to a net decrease in debt of $144.1 million for the comparable period in 2015, primarily due to the use of the income tax refunds to pay down debt.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $595.3 million was available as of April 25, 2016, at which date we had $54.1 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to reduce our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing and had a negative effect of $118 million on our 2015 cash flow. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the bonus depreciation through December 2019. The PATH act resulted in an estimated benefit of $100 million for us in 2015. Most, if not all, of the 2015 tax liability had been paid by December 15, 2015, so a refund of approximately $80 million was requested from the IRS and received in early 2016. We estimate the remaining tax deferral associated with these acts is approximately $180 million at March 31, 2016, of which approximately 76.7%, or $138 million will reverse in 2016, and the remainder will reverse between 2017 and 2018. We also estimate a benefit of $100 million resulting from bonus depreciation in 2016 which will offset the $138 million reversal, resulting in a net negative impact to cash taxes of $38 million.
Merchandise Losses. Merchandise losses consist of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Customer stolen merchandise	$44,164	$44,220
Other merchandise losses (1)	11,019	11,893
Total merchandise losses	$55,183	$56,113
__________

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $14.4 million and $14.2 million on capital expenditures during the nine-month periods ended March 31, 2016 and 2015, respectively, and expect to spend between $70 million and $80 million in 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acquisitions and New Location Openings. During the first three months of 2016, we acquired locations and accounts for an aggregate purchase price of approximately $1.9 million in two different transactions.
The table below summarizes the location activity for the three-month period ended March 31, 2016.

	Three Months Ended March 31, 2016
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,672	1,444	532	143	227	5,018
New location openings	—	16	5	—	—	21
Acquired locations remaining open	—	—	—	—	—	—
Conversions	—	1	(1)	—	—	—
Closed locations
Merged with existing locations	(6)	(25)	(10)	(4)	—	(45)
Sold or closed with no surviving location	(4)	—	—	(10)	—	(14)
Locations at end of period	2,662	1,436	526	129	227	4,980
Acquired locations closed and accounts merged with existing locations	2	—	—	—	—	2
Total approximate purchase price of acquired stores (in thousands)	$1,854	$—	$—	$—	$—	$1,854
Senior Debt. As discussed in Note 2 to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $94.7 million had been so utilized as of April 25, 2016, at which date $5.0 million was outstanding and $575.3 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.74% at April 25, 2016.
Senior Notes. See descriptions of our senior notes in Note 3 to the consolidated financial statements.
Store Leases. We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2026. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $9.0 million was outstanding as of March 31, 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2016:

	Payments Due by Period
Contractual Cash Obligations	Total		2016	2017-2018	2019-2020	Thereafter
	(In thousands)
Senior Term Debt	$193,500	(1)	$1,687	$4,500	$4,500	$182,813
Revolving Facility	20,000	(2)	—	—	20,000	—
6.625% Senior Notes(3)	389,710		19,394	38,788	331,528	—
4.75% Senior Notes(4)	315,313		11,875	23,750	23,750	255,938
Operating Leases	517,503		133,211	258,653	114,352	11,287
Total(5)	$1,436,026		$166,167	$325,691	$494,130	$450,038
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at March 31, 2016, was 0.75%.

(2)
Amount referenced does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.75% or the prime rate plus 0.50% to 1.75% at our election. The weighted average Eurodollar rate on our Revolving Facility at March 31, 2016, was 0.40%.

(3)	Includes interest payments of $9.7 million on each of May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each of May 1 and November 1 of each year.

(5)
As of March 31, 2016, we have $26.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
Effect of New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. The adoption of ASU 2016-08 must be concurrent with the adoption of ASU 2014-09, which will be required for Rent-A-Center beginning January 1, 2018, with early adoption permitted as of the original effective date. These ASUs allow adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of determining what impact the adoption of these ASUs will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the us of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The adoption of ASU 2016-02 will be required for Rent-A-Center beginning January 1, 2019, with early adoption permitted. The ASU must be adopted using a modified retrospective transition, applying the new

RENT-A-CENTER, INC. AND SUBSIDIARIES

criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently in the process of determining the what impact the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The adoption of ASU 2016-09 will be required for Rent-A-Center beginning January 1, 2017. ASU 2016-09 requires that certain provisions be adopted using a modified retrospective transition and other provisions retrospectively. We are currently in the process of determining what impact the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2016, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.750%. We also had $193.5 million outstanding in Term Loans, $20.0 million outstanding on our Revolving Facility and $0 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at March 31, 2016, was $254.7 million. The fair value of the 4.750% senior notes, based on the closing price at March 31, 2016, was $188.8 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2016, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at March 31, 2016, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $1.6 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2016, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Changes in internal controls. We are in the process of implementing a new Store Information Management System in all of our Core U.S. rent-to-own stores in 2016. The Store Information Management System manages key business processes in the store such as sales, customer account management, cash management and inventory management and will result in changes to these business processes and related internal controls over financial reporting.
Other than as described above, for the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 29, 2016

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

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2015.)

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

10.36†*	Rent-A-Center, Inc. 2016 Long-Term Incentive Plan.

10.37†*	Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan.

10.38†*	Form of Stock Compensation Agreement (RSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan.

10.39†*	Form of Stock Compensation Agreement (PSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan.

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2015.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert D. Davis

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Guy J. Constant

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

INDEX TO EXHIBITS

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
† Management contract or compensatory plan or arrangement.
* Filed herewith.