Form 10-Q
period 2016-06-30
RENT A CENTER INC DE
filed 2016-08-01
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2016:

Class	Outstanding
Common stock, $.01 par value per share	53,116,261

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$645,710	$704,125	$1,320,005	$1,415,575
Merchandise sales	76,777	83,286	208,484	219,566
Installment sales	17,672	18,161	36,092	36,414
Other	3,280	4,725	7,368	10,156
Total store revenues	743,439	810,297	1,571,949	1,681,711
Franchise
Merchandise sales	4,023	3,179	8,970	7,566
Royalty income and fees	2,157	1,867	4,352	3,705
Total revenues	749,619	815,343	1,585,271	1,692,982
Cost of revenues
Store
Cost of rentals and fees	169,139	185,406	345,380	370,524
Cost of merchandise sold	70,903	82,363	184,789	200,085
Cost of installment sales	5,662	6,114	11,687	12,271
Total cost of store revenues	245,704	273,883	541,856	582,880
Franchise cost of merchandise sold	3,757	2,931	8,313	6,980
Total cost of revenues	249,461	276,814	550,169	589,860
Gross profit	500,158	538,529	1,035,102	1,103,122
Operating expenses
Store expenses
Labor	199,992	212,534	409,379	433,508
Other store expenses	192,856	205,602	404,663	429,777
General and administrative expenses	40,135	45,182	83,196	87,873
Depreciation, amortization and write-down of intangibles	20,776	20,397	40,600	40,161
Other charges	18,849	5,113	21,284	5,504
	472,608	488,828	959,122	996,823
Operating profit	27,550	49,701	75,980	106,299
Interest expense	11,737	12,143	23,714	24,721
Interest income	(108)	(182)	(205)	(372)
Earnings before income taxes	15,921	37,740	52,471	81,950
Income tax expense	5,975	14,593	17,464	31,505
NET EARNINGS	$9,946	$23,147	$35,007	$50,445
Basic earnings per common share	$0.19	$0.44	$0.66	$0.95
Diluted earnings per common share	$0.19	$0.43	$0.66	$0.95
Cash dividends declared per common share	$0.08	$0.24	$0.16	$0.48

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(In thousands)	Unaudited		Unaudited

Net earnings	$9,946	$23,147	$35,007	$50,445
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,377)	(605)	1,073	(1,382)
Total other comprehensive income (loss)	(1,377)	(605)	1,073	(1,382)
COMPREHENSIVE INCOME	$8,569	$22,542	$36,080	$49,063

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(In thousands, except share and par value data)	Unaudited
ASSETS		Revised
Cash and cash equivalents	$88,170	$60,363
Receivables, net of allowance for doubtful accounts of $2,979 and $3,614 in 2016 and 2015, respectively	64,402	69,320
Prepaid expenses and other assets	63,177	158,807
Rental merchandise, net
On rent	780,934	907,625
Held for rent	225,350	228,847
Merchandise held for installment sale	4,164	4,668
Property assets, net of accumulated depreciation of $496,383 and $482,448 in 2016 and 2015, respectively	316,610	330,939
Goodwill	207,027	206,122
Other intangible assets, net	6,408	7,777
	$1,756,242	$1,974,468
LIABILITIES
Accounts payable – trade	$93,111	$96,355
Accrued liabilities	337,642	332,553
Deferred income taxes	98,281	119,245
Senior debt, net	187,864	419,648
Senior notes, net	536,833	536,185
	1,253,731	1,503,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,486,013 and 109,441,911 shares issued in 2016 and 2015, respectively	1,095	1,094
Additional paid-in capital	822,808	818,339
Retained earnings	1,036,256	1,009,770
Treasury stock at cost, 56,369,752 shares in 2016 and 2015	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(9,971)	(11,044)
	502,511	470,482
	$1,756,242	$1,974,468

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
(In thousands)	Unaudited
Cash flows from operating activities		Revised
Net earnings	$35,007	$50,445
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	341,186	365,644
Bad debt expense	6,800	6,822
Stock-based compensation expense	4,814	4,986
Depreciation of property assets	38,857	37,671
Loss on sale or disposal of property assets	2,942	3,450
Amortization of intangibles	1,224	1,810
Amortization of financing fees	1,558	1,550
Deferred income taxes	(20,965)	(71,741)
Excess tax benefit related to stock awards	—	(67)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(211,536)	(302,785)
Receivables	(1,881)	(5,223)
Prepaid expenses and other assets	96,008	128,065
Accounts payable – trade	(3,244)	(25,175)
Accrued liabilities	12,280	(6,218)
Net cash provided by operating activities	303,050	189,234
Cash flows from investing activities
Purchase of property assets	(28,183)	(42,869)
Proceeds from sale of stores	2,918	3,844
Acquisitions of businesses	(3,089)	(14,071)
Net cash used in investing activities	(28,354)	(53,096)
Cash flows from financing activities
Exercise of stock options	—	1,155
Excess tax benefit related to stock awards	—	67
Proceeds from debt	51,610	347,730
Repayments of debt	(284,305)	(434,350)
Dividends paid	(17,034)	(25,493)
Net cash used in financing activities	(249,729)	(110,891)
Effect of exchange rate changes on cash	2,840	(862)
Net increase in cash and cash equivalents	27,807	24,385
Cash and cash equivalents at beginning of period	60,363	46,126
Cash and cash equivalents at end of period	$88,170	$70,511

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation.
The interim consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
New Accounting Pronouncements. On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Rent-A-Center adopted this ASU retrospectively as of January 1, 2016, and now reports debt issuance costs which were previously included in Prepaid expenses and other assets as a deduction from the associated debt liabilities as disclosed in Notes 2 and 3 to the consolidated financial statements. This resulted in a reduction in prepaid expenses and other assets of $11.0 million and $12.5 million, respectively, a reduction in senior debt of $5.1 million and $6.0 million, respectively, and a reduction in senior notes of $5.9 million and $6.5 million, respectively, at June 30, 2016 and December 31, 2015. There was no impact to our results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU 2014-09. The adoption of these additional ASUs must be concurrent with the adoption

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The amounts outstanding under the Term Loans were $192.9 million at June 30, 2016, and there were no outstanding borrowings under the Revolving Facility at June 30, 2016. Outstanding borrowings for senior debt at June 30, 2016 were reduced by total unamortized issuance costs of $5.1 million. The amounts outstanding under the Term Loan and Revolving Facility at December 31, 2015, were $221.1 million and $190.0 million, respectively. Outstanding borrowings for senior debt at December 31, 2015 were reduced by total unamortized issuance costs of $6.0 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $94.7 million had been so utilized as of June 30, 2016, and at which date $580.3 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.25% and 1.25%, respectively, at June 30, 2016, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee during the second quarter of 2016 was equal to 0.45% of the unused portion of the Revolving Facility.
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
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.75:1. The table below shows the required and actual ratios under the Credit Agreement calculated as of June 30, 2016:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.25:1	2.37:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	0.46:1
Consolidated fixed charge coverage ratio	No less than	1.75:1	1.83:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at June 30, 2016 ($672.5 million) by consolidated EBITDA for the 12-month period ending June 30, 2016 ($284.1 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at June 30, 2016 ($129.8 million) by consolidated EBITDA for the 12-month period ending June 30, 2016 ($284.1 million). For purposes of the covenant calculation, “consolidated senior secured debt” is

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries, less cash greater than $25 million.
On February 1, 2016, we entered into a First Amendment (the “First Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement. The First Amendment permits us to make Restricted Payments (as such term is defined in the Credit Agreement) with respect to repurchases of and dividends upon our capital stock and repurchases of our senior unsecured notes, in an aggregate amount during any fiscal year not to exceed $20 million, if after giving pro forma effect thereto the Consolidated Senior Leverage Ratio (as such term is defined in the Credit Agreement) is greater than 2.50:1 and less than or equal to 3.75:1. The First Amendment is included as an exhibit to our Current Report on Form 8-K dated as of February 1, 2016.
The actual consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending June 30, 2016 ($520.5 million), by consolidated fixed charges for the 12-month period ending June 30, 2016 ($284.3 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The outstanding balance of this line of credit was $0.0 and $14.6 million at June 30, 2016, and December 31, 2015, respectively. The line of credit generally renews on August 21 of each year. Borrowings under this line of credit bear interest at the greater of a variable rate or 2.0%.
The table below shows the scheduled maturity dates of our outstanding debt at June 30, 2016:

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2016	$1,125	$—	$—	$1,125
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	—	—	2,250
2020	2,250	—	—	2,250
Thereafter	182,813	—	—	182,813
	$192,938	$—	$—	$192,938

3. Subsidiary Guarantors – Senior Notes.
Senior Notes Due 2020. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of June 30, 2016, and December 31, 2015, was $292.7 million, reduced by $2.8 million and $3.1 million of unamortized issuance costs, respectively.
Senior Notes Due 2021. On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.750%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.750% notes outstanding as of June 30, 2016, and December 31, 2015, was $250.0 million, reduced by $3.1 million and $3.4 million of unamortized issuance costs, respectively.
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
At June 30, 2016, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2016, and December 31, 2015, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our senior notes is based on Level 1 inputs and was as follows at June 30, 2016, and December 31, 2015, (in thousands):

	June 30, 2016			December 31, 2015
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$275,176	$(17,564)	$292,740	$248,097	$(44,643)
4.75% senior notes	250,000	209,675	(40,325)	250,000	183,125	(66,875)
Total	$542,740	$484,851	$(57,889)	$542,740	$431,222	$(111,518)

5. Other Charges - Operating Expenses.
U.S Core Store and Acceptance Now Consolidation Plan. During the second quarter of 2016, we closed 167 U.S. Core and 96 Acceptance Now locations, resulting in a pre-tax restructuring charge of $18.8 millionfor the three and six months ended June 30, 2016. Restructuring charges consisted of lease obligation costs of $15.0 million, of which $1.0 million was paid as of June 30, 2016, disposal of fixed assets of $2.6 million, and other miscellaneous costs.
Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax restructuring charges of $2.4 million for the six months ended June 30, 2016, in the Mexico segment, for disposal of rental merchandise, disposal of fixed assets and leasehold improvements, and other miscellaneous costs. During 2015, management closed 34 stores in Mexico. These store closures resulted in pre-tax restructuring charges of $2.8 million and $3.1 million for the three and six months ended June 30, 2015, respectively, in the Mexico segment, for disposal of fixed assets and leasehold improvements, and other miscellaneous costs.
Sourcing and Distribution Network Startup Costs. As a result of an agreement with a third-party logistics partner, we incurred approximately$1.7 million of one-time costs for the three and six months ended June 30, 2015, to set up warehousing facilities and distribution routes, reflected in the Core U.S. segment.
Sale of Stores. In the second quarter of 2015, we sold six Core U.S. rent-to-own stores in a single transaction, resulting in a $0.6 million loss for the three and six months ended June 30, 2015.

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
Segment information for the three months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Core U.S.	$530,612	$593,496	$1,114,977	$1,222,699
Acceptance Now	199,516	200,464	429,912	424,741
Mexico	13,311	16,337	27,060	34,271
Franchising	6,180	5,046	13,322	11,271
Total revenues	$749,619	$815,343	$1,585,271	$1,692,982

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross profit
Core U.S.	$383,129	$421,610	$795,018	$862,750
Acceptance Now	105,352	103,896	216,494	213,060
Mexico	9,254	10,908	18,581	23,021
Franchising	2,423	2,115	5,009	4,291
Total gross profit	$500,158	$538,529	$1,035,102	$1,103,122

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating profit (loss)
Core U.S.	$38,715	$66,698	$100,951	$134,271
Acceptance Now	27,547	31,696	56,916	66,228
Mexico	572	(7,179)	(2,038)	(10,633)
Franchising	1,425	991	2,838	2,207
Total segment operating profit	68,259	92,206	158,667	192,073
Corporate	(40,709)	(42,505)	(82,687)	(85,774)
Total operating profit	$27,550	$49,701	$75,980	$106,299

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation, amortization and write-down of intangibles
Core U.S.	$10,563	$13,084	$21,455	$25,759
Acceptance Now	828	799	1,665	1,552
Mexico	864	1,412	1,803	2,886
Franchising	44	46	89	95
Total segments	12,299	15,341	25,012	30,292
Corporate	8,477	5,056	15,588	9,869
Total depreciation, amortization and write-down of intangibles	$20,776	$20,397	$40,600	$40,161

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capital expenditures
Core U.S.	$3,456	$5,435	$7,227	$6,249
Acceptance Now	305	545	597	828
Mexico	76	10	223	118
Total segments	3,837	5,990	8,047	7,195
Corporate	9,906	22,634	20,136	35,674
Total capital expenditures	$13,743	$28,624	$28,183	$42,869

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information - Selected balance sheet data (in thousands):

	June 30, 2016	December 31, 2015
On rent rental merchandise, net
Core U.S.	$442,103	$540,004
Acceptance Now	323,618	350,046
Mexico	15,213	17,575
Total on rent rental merchandise, net	$780,934	$907,625

	June 30, 2016	December 31, 2015
Held for rent rental merchandise, net
Core U.S.	$211,011	$215,327
Acceptance Now	5,915	5,000
Mexico	8,424	8,520
Total held for rent rental merchandise, net	$225,350	$228,847

	June 30, 2016	December 31, 2015
Assets by segment		Revised
Core U.S.	$1,031,773	$1,240,593
Acceptance Now	400,161	426,827
Mexico	35,399	38,898
Franchising	2,619	2,723
Total segments	1,469,952	1,709,041
Corporate	286,290	265,427
Total assets	$1,756,242	$1,974,468

7. Stock-Based Compensation.
We recognized $2.5 million and $2.8 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended June 30, 2016 and 2015, respectively, and $4.8 million and $5.0 million during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, we granted approximately 827,000 stock options, 622,000 performance-based restricted stock units and 424,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 35.88% to 42.19%, a risk-free interest rate of 1.14% to 1.85%, an expected dividend yield of 2.0% to 6.4% and an expected life of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2016, was $11.62 and the weighted-average grant-date fair value was $2.92. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2016, was $9.14.

8. Contingencies.
From time to time, the company, along with our subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our consolidated financial statements if and when such losses are incurred.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with applicable escheat laws. Management believes it is too early to determine the ultimate outcome of this audit, as our remediation efforts are still in process.
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $8.3 million was outstanding as of June 30, 2016.

9.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net earnings	$9,946	$23,147	$35,007	$50,445
Denominator:
Weighted-average shares outstanding	53,092	53,039	53,089	53,036
Effect of dilutive stock awards	289	322	273	333
Weighted-average dilutive shares	53,381	53,361	53,362	53,369

Basic earnings per share	$0.19	$0.44	$0.66	$0.95
Diluted earnings per share	$0.19	$0.43	$0.66	$0.95
For the three-month period ended June 30, 2016 and 2015, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share was 3,528,812 and 2,041,664, respectively.
For the six-month period ended June 30, 2016 and 2015, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share was 3,522,874 and 2,041,664, respectively.

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
Our Growth Strategy
We are in the midst of a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow our Acceptance Now segment. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. rent-to-own stores, formulating a customer-focused, value-based pricing strategy, developing a new sourcing and distribution model, implementing new technology into our Acceptance Now locations and introducing e-commerce capabilities to our Core U.S. segment. Our multi-year program also includes an emphasis on shifting investment from lower-returning assets, as evidenced by the recent closure of poor performing Core stores, to higher-return investments including high performing Core store locations, Acceptance Now national account growth, development of e-commerce and other customer-generating technology, and return of capital to shareholders.
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
Pricing and Promotions. We need to price our products to remain competitive in the market, maintain a customer-centric focus and drive traffic while maintaining a focus on profitable growth. We implemented new pricing strategies in our Core U.S. stores in 2015 to meet these challenges. We focused on areas of immediate impact, while building a foundation for improvement, and

RENT-A-CENTER, INC. AND SUBSIDIARIES

have incorporated more structured and data-driven decision making to improve our Core U.S. marketing promotions, sales events and brand alignment. In 2016, we made a deliberate decision to be more disciplined, selective and strategic with our pricing and promotional strategies, which has negatively impacted our same store sales growth but benefited gross margins. And, with completion of the implementation of the store information management system in our Core U.S. stores, we will be more prescriptive on pricing so that we can customize pricing elements by region and by product category to ensure our value proposition continues to be relevant to our customers.
Sourcing and Distribution. From the Company's inception to 2015, the stores in our Core U.S. segment relied on rental merchandise shipped from the manufacturer or distributor directly to the store and did not utilize centralized warehousing and distribution. This operating model allowed us to expand our store base rapidly with lower costs to enter new markets, but also limited our product options, reduced our ability to leverage our expenses, created longer lead times and embedded additional costs. Now that the store base has matured and we have achieved substantial market penetration, in 2015, we created new direct supplier partnerships, implemented a new system to manage distribution operations, implemented a network of distribution centers through a third-party logistics partnership and automated replenishment processes from distribution centers to stores. The use of distribution centers allows us to take greater advantage of discounted bulk purchasing and expand the number of potential manufacturers and suppliers, which allows us to offer our customers a wider selection of products while generating greater margins, better flexibility and improved store service levels. In 2016, these efforts have resulted in lower product costs and a more efficient supply chain.
Virtual Acceptance Now. In 2014, we developed a virtual solution that decreased the time to process rental purchase agreements, streamlined the sales process and enhanced the customer's experience. This virtual solution is now implemented in all of our manned Acceptance Now locations. This platform is also being used in unmanned Acceptance Now Direct locations, or virtual kiosks, where the retailer does not have enough credit-constrained customers to justify creating a manned location.
E-Commerce. Like many industries, the rent-to-own industry is being transformed by the Internet and virtual marketplace. To meet these evolving demands, we began piloting e-commerce capabilities in our Core U.S. segment in the second quarter of 2016, and we expect to roll out e-commerce capabilities to all Core U.S. stores by the fourth quarter of 2016. We believe offering the rental purchase transaction online will allow us to access new customers who might not otherwise consider rent-to-own, as well as enable our existing customers to interact with Rent-A-Center more easily and conveniently. By pairing e-commerce together with our traditional brick-and mortar stores, we believe we will offer our customers an even more compelling value proposition.
Technology Investments. Included in our multi-year transformation program are significant investments in new technologies that have enabled or will enable the strategic programs described above, as well as other initiatives, to improve operations and support business growth. In 2015, we developed and implemented applications and systems to support our new distribution network, such as a warehouse management system and enhancements to our automated replenishment system. We developed a virtual solution for the Acceptance Now transaction. We implemented our Enterprise corporate management system which integrates key corporate back-office systems, such as our financial reporting and inventory management systems, as well as collects and consolidates critical business data from all store operations. We are and will continue to leverage this critical business data to better understand and enhance our value proposition and customer experience.
In the second quarter of 2016, we completed implementation of our new store information management system and processes that extend and improve capabilities for store sales and operations in the stores in our Core U.S. segment. We also began piloting e-commerce capabilities in our Core U.S. segment. We continue to enhance our decision engine functionality for use in our e-commerce platform as well as in our Acceptance Now manned and direct locations. We are working on an integrated financial and human resources enterprise system which will be implemented in the first quarter of 2017.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first half of 2016, we continued our transformational efforts focused on driving profitable sales. While our same store revenues decreased 4.9%, our gross margins increased to 65.3% as compared to 65.2% in the comparable period.
The Acceptance Now segment had slightly lower same store revenue for the six months ended June 30, 2016, but had an increase in revenue of $5.2 million over this period.
Revenues in our Core U.S. segment decreased approximately $107.7 million for the six months ended June 30, 2016, due to the continued rationalization of our Core U.S. store base and a 6.7% decrease in our same store revenues. Our gross margins as a

RENT-A-CENTER, INC. AND SUBSIDIARIES

percentage of revenue increased due to our pricing and supply chain initiatives, revenue mix, and reduction in smart phone loss reserves. In addition, our store optimization and flexible labor initiatives have improved operating margins.
The Mexico segment generated positive operating profit during the three months ended June 30, 2016 with expectation of break-even results for the year.
Cash flow from operations was $303.1 million for the six months ended June 30, 2016. We used our free cash flow to pay down debt by $232.7 million, ending the period with $88.2 million of cash and cash equivalents and a leverage ratio of 2.37x.
The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Revenues
Store
Rentals and fees	$645,710	$704,125	$(58,415)	(8.3)%	$1,320,005	$1,415,575	$(95,570)	(6.8)%
Merchandise sales	76,777	83,286	(6,509)	(7.8)%	208,484	219,566	(11,082)	(5.0)%
Installment sales	17,672	18,161	(489)	(2.7)%	36,092	36,414	(322)	(0.9)%
Other	3,280	4,725	(1,445)	(30.6)%	7,368	10,156	(2,788)	(27.5)%
Total store revenue	743,439	810,297	(66,858)	(8.3)%	1,571,949	1,681,711	(109,762)	(6.5)%
Franchise
Merchandise sales	4,023	3,179	844	26.5%	8,970	7,566	1,404	18.6%
Royalty income and fees	2,157	1,867	290	15.5%	4,352	3,705	647	17.5%
Total revenues	749,619	815,343	(65,724)	(8.1)%	1,585,271	1,692,982	(107,711)	(6.4)%
Cost of revenues
Store
Cost of rentals and fees	169,139	185,406	(16,267)	(8.8)%	345,380	370,524	(25,144)	(6.8)%
Cost of merchandise sold	70,903	82,363	(11,460)	(13.9)%	184,789	200,085	(15,296)	(7.6)%
Cost of installment sales	5,662	6,114	(452)	(7.4)%	11,687	12,271	(584)	(4.8)%
Total cost of store revenues	245,704	273,883	(28,179)	(10.3)%	541,856	582,880	(41,024)	(7.0)%
Franchise cost of merchandise sold	3,757	2,931	826	28.2%	8,313	6,980	1,333	19.1%
Total cost of revenues	249,461	276,814	(27,353)	(9.9)%	550,169	589,860	(39,691)	(6.7)%
Gross profit	500,158	538,529	(38,371)	(7.1)%	1,035,102	1,103,122	(68,020)	(6.2)%
Operating expenses
Store expenses
Labor	199,992	212,534	(12,542)	(5.9)%	409,379	433,508	(24,129)	(5.6)%
Other store expenses	192,856	205,602	(12,746)	(6.2)%	404,663	429,777	(25,114)	(5.8)%
General and administrative	40,135	45,182	(5,047)	(11.2)%	83,196	87,873	(4,677)	(5.3)%
Depreciation, amortization and write-down of intangibles	20,776	20,397	379	1.9%	40,600	40,161	439	1.1%
Other charges	18,849	5,113	13,736	268.6%	21,284	5,504	15,780	286.7%
Total operating expenses	472,608	488,828	(16,220)	(3.3)%	959,122	996,823	(37,701)	(3.8)%
Operating profit	27,550	49,701	(22,151)	(44.6)%	75,980	106,299	(30,319)	(28.5)%
Interest, net	11,629	11,961	(332)	(2.8)%	23,509	24,349	(840)	(3.4)%
Earnings before income taxes	15,921	37,740	(21,819)	(57.8)%	52,471	81,950	(29,479)	(36.0)%
Income tax expense	5,975	14,593	(8,618)	(59.1)%	17,464	31,505	(14,041)	(44.6)%
Net earnings	$9,946	$23,147	$(13,201)	(57.0)%	$35,007	$50,445	$(15,438)	(30.6)%

RENT-A-CENTER, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2016, compared to Three Months Ended June 30, 2015
Store Revenue. Total store revenue decreased by $66.9 million, or 8.3%, to $743.4 million for the three months ended June 30, 2016, from $810.3 million for the three months ended June 30, 2015. This was primarily due to a decrease of approximately $62.9 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue generally represents revenue earned in 2,755 locations that were operated by us for 13 months or more. Same store revenues decreased by $25.2 million, or 4.9%, to $491.4 million for the three months ended June 30, 2016, as compared to $516.6 million in 2015. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below. Same store revenues are reported on a constant currency basis.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2016, decreased by $16.3 million, or 8.8%, to $169.1 million, as compared to $185.4 million in 2015. This decrease in cost of rentals and fees was primarily attributable to a $16.1 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue decreased to 26.2% for the three months ended June 30, 2016, as compared to 26.3% in 2015.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $11.5 million, or 13.9%, to $70.9 million for the three months ended June 30, 2016, from $82.4 million in 2015, due primarily to a $7.9 million and $2.7 million decrease in the Core U.S. and Acceptance Now segments, respectively. The gross margin percent of merchandise sales increased to 7.7% for the three months ended June 30, 2016, from 1.1% in 2015, primarily due to improvements in the U.S Core and Acceptance Now segments as discussed further below.
Gross Profit. Gross profit decreased by $38.4 million, or 7.1%, to $500.2 million for the three months ended June 30, 2016, from $538.5 million in 2015, due primarily to a decrease of $38.5 million in the Core U.S. segment. Gross profit as a percentage of total revenue increased to 66.7% for the three months ended June 30, 2016, as compared to 66.0% in 2015, primarily due to higher margins in the Core U.S. and Acceptance Now segments as discussed further in the segment performance section below.
Store Labor. Store labor decreased by $12.5 million, or 5.9%, to $200.0 million, for the three months ended June 30, 2016, as compared to $212.5 million in 2015. Labor in the Core U.S. segment decreased $10.5 million due to our continued rollout of the flexible labor initiative and the continued rationalization of the Core U.S. store base. Store labor expressed as a percentage of total store revenue was 26.9% for the three months ended June 30, 2016, as compared to 26.2% in 2015.
Other Store Expenses. Other store expenses decreased by $12.7 million, or 6.2%, to $192.9 million for the three months ended June 30, 2016, as compared to $205.6 million in 2015. Other store expenses in the Core U.S. segment decreased $13.7 million due to the continued rationalization of the Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 25.9% for the three months ended June 30, 2016, compared to 25.4% in 2015.
General and Administrative Expenses. General and administrative expenses decreased by $5.0 million, or 11.2%, to $40.1 million for the three months ended June 30, 2016, as compared to $45.2 million in 2015, primarily driven by lower incentive compensation. General and administrative expenses expressed as a percentage of total revenue decreased to 5.4% for the three months ended June 30, 2016, from 5.5% in 2015.
Other Charges. Other charges increased by $13.7 million, or 268.6%, to $18.8 million for the three months ended June 30, 2016, as compared to $5.1 million in 2015. Other charges for the three months ended June 30, 2016 included restructuring charges for the closure of U.S. Core stores and Acceptance Now locations.
Operating Profit. Operating profit decreased by $22.2 million, or 44.6%, to $27.6 million for the three months ended June 30, 2016, as compared to $49.7 million in 2015 primarily due to decreases of $28.0 million and $4.1 million in the Core U.S. and Acceptance Now segments, partially offset by an increase of $7.8 million in the Mexico segment, as further discussed in the segment performance sections below. Operating profit as a percentage of total revenue decreased to 3.7% for the three months ended June 30, 2016, from 6.1% in 2015.
Income Tax Expense. Income tax expense decreased by $8.6 million, or 59.1%, to $6.0 million for the three months ended June 30, 2016, as compared to $14.6 million in 2015. The effective tax rate was 37.5% for the three months ended June 30, 2016, compared to 38.7% in 2015, primarily due to discrete income tax items.

Six Months Ended June 30, 2016, compared to Six Months Ended June 30, 2015
Store Revenue. Total store revenue decreased by $109.8 million, or 6.5%, to $1,571.9 million for the six months ended June 30, 2016, from $1,681.7 million for the three months ended June 30, 2015. This was primarily due to a decrease of approximately $107.7 million in the Core U.S. segment, as discussed further in the segment performance section below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Same store revenue generally represents revenue earned in 3,298 locations that were operated by us for 13 months or more. Same store revenues decreased by $41.1 million, or 3.6%, to $1,111.2 million for the six months ended June 30, 2016, as compared to $1,152.2 million in 2015. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below. Same store revenues are reported on a constant currency basis.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2016, decreased by $25.1 million, or 6.8%, to $345.4 million, as compared to $370.5 million in 2015. This decrease in cost of rentals and fees was primarily attributable to a $26.2 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue, partially offset by a $2.2 million increase in the Acceptance Now segment due to revenue growth. Cost of rentals and fees expressed as a percentage of rentals and fees revenue was flat year over year at 26.2%.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $15.3 million, or 7.6%, to $184.8 million for the six months ended June 30, 2016, from $200.1 million in 2015, primarily attributable to a $13.2 million decrease in the Core U.S. segment. The gross margin percent of merchandise sales increased to 11.4% for the six months ended June 30, 2016, from 8.9% in 2015.
Gross Profit. Gross profit decreased by $68.0 million, or 6.2%, to $1,035.1 million for the six months ended June 30, 2016, from $1,103.1 million in 2015, due primarily to a decrease of $67.7 million in the Core U.S. segment. Gross profit as a percentage of total revenue increased to 65.3% for the six months ended June 30, 2016, as compared to 65.2% in 2015, primarily due to improvements in the Core U.S. and Acceptance Now segments, as discussed further in the segment performance section below.
Store Labor. Store labor decreased by $24.1 million, or 5.6%, to $409.4 million, for the six months ended June 30, 2016, as compared to $433.5 million in 2015. Labor in the Core U.S. segment decreased $21.8 million due to our continued rollout of the flexible labor initiative and the continued rationalization of the Core U.S. store base. Store labor expressed as a percentage of total store revenue was 26.0% for the six months ended June 30, 2016, as compared to 25.8% in 2015.
Other Store Expenses. Other store expenses decreased by $25.1 million, or 5.8%, to $404.7 million for the six months ended June 30, 2016, as compared to $429.8 million in 2015. Other store expenses in the Core U.S. segment decreased $23.6 million due to the continued rationalization of the Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 25.7% for the six months ended June 30, 2016, compared to 25.6% in 2015.
General and Administrative Expenses. General and administrative expenses decreased by $4.7 million, or 5.3%, to $83.2 million for the six months ended June 30, 2016, as compared to $87.9 million in 2015, primarily driven by lower incentive compensation. General and administrative expenses expressed as a percentage of total revenue were flat year over year at 5.2%.
Other Charges. Other charges increased by $15.8 million, or 286.7%, to $21.3 million for the six months ended June 30, 2016, as compared to $5.5 million in 2015. Other charges for the six months ended June 30, 2016 included restructuring charges for the closure of U.S. Core, Acceptance Now, and Mexico locations.
Operating Profit. Operating profit decreased by $30.3 million, or 28.5%, to $76.0 million for the six months ended June 30, 2016, as compared to $106.3 million in 2015 due to decreases of $33.3 million and $9.3 million in the Core U.S. and Acceptance Now segments, offset by an increase of $8.6 million in the Mexico segment as discussed in the segment performance sections below. Operating profit expressed as a percentage of total revenue decreased to 4.8% for the six months ended June 30, 2016, from 6.3% in 2015.
Income Tax Expense. Income tax expense decreased by $14.0 million, or 44.6%, to $17.5 million for the six months ended June 30, 2016, as compared to $31.5 million in 2015. The effective tax rate was 33.3% for the six months ended June 30, 2016, compared to 38.4% in 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Core U.S. segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$530,612	$593,496	$(62,884)	(10.6)%	$1,114,977	$1,222,699	$(107,722)	(8.8)%
Gross profit	383,129	421,610	(38,481)	(9.1)%	795,018	862,750	(67,732)	(7.9)%
Operating profit	38,715	66,698	(27,983)	(42.0)%	100,951	134,271	(33,320)	(24.8)%
Change in same store revenue				(6.7)%				(5.1)%
Stores in same store revenue calculation				1,638				2,001
Revenues. The decrease in revenues for the three- and six-month periods ended June 30, 2016, was driven primarily by a decrease in rentals and fees revenue of $56.1 million and $93.7 million, respectively, as compared to 2015. This decrease is primarily due to the decrease in same store revenue for the period and the continued rationalization of our Core U.S. store base. The decrease in same store revenue was driven primarily by the acceleration and impact of our store information management system rollout, the impact resulting from the ongoing recast of the smartphone category, continued declines in the computer/tablet category, further deterioration in oil affected markets, and merged stores reentering the comp base. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three- and six-month periods ended June 30, 2016, as compared to 2015, primarily due to the decrease in store revenue as discussed above. Gross profit as a percentage of segment revenues increased to 72.2% and 71.3% for the three- and six-month periods ended June 30, 2016, respectively, as compared to 71.0% and 70.6% for the respective periods in 2015, primarily due to our pricing and supply chain initiatives, revenue mix, and reduction in smart phone loss reserves.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 7.3% and 9.1% for the three- and six-month periods ended June 30, 2016, respectively, from 11.2% and 11.0% for the same respective periods in 2015. Labor, as a percentage of store revenue, was negatively impacted by sales deleverage and higher health care expenses, partially offset by improved labor productivity and lower incentive compensation. Other store expenses, as a percentage of store revenue, were negatively impacted by sales deleverage and lower advertising co-op, partially offset by a lower store count, and continued improvement in loss rates. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.1% and 3.5% for three and six-month periods ended June 30, 2016, compared to 2.7% and 3.3% for the respective periods in 2015. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.8% and 1.7% for the three- and six-month periods ended June 30, 2016, compared to 1.9% and 1.8% for the same respective periods in 2015. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$199,516	$200,464	$(948)	(0.5)%	$429,912	$424,741	$5,171	1.2%
Gross profit	105,352	103,896	1,456	1.4%	216,494	213,060	3,434	1.6%
Operating profit	27,547	31,696	(4,149)	(13.1)%	56,916	66,228	(9,312)	(14.1)%
Change in same store revenue				(1.5)%				(0.7)%
Stores in same store revenue calculation				1,038				1,218

RENT-A-CENTER, INC. AND SUBSIDIARIES

Revenues. The decrease in revenues for the three months ended June 30, 2016 compared to same period in 2015 was primarily driven by headwinds in oil affected markets, and our increased focus on driving profitable sales. The increase in revenues for the six-months ended June 30, 2016 over the same year ago period was driven by revenue growth in locations open less than 12 months.
Gross profit. Gross profit increased for the three- and six-month periods ended June 30, 2016 compared to the same respective periods in 2015. Gross profit as a percentage of segment revenues was 52.8% and 50.4% for the three- and six-month periods ended June 30, 2016, as compared to 51.8% and 50.2% for the same respective periods in 2015. Gross profit was favorably impacted by the completed lap of the 90 day option pricing changes and our increased focus on driving profitable sales.
Operating profit. Operating profit for the three- and six-month periods ended June 30, 2016, decreased primarily due to other store expenses. Other store expenses, as a percentage of store revenue, were negatively impacted by higher customer stolen merchandise. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 10.1% and 9.5% for the three- and six-month periods ended June 30, 2016, compared to 7.7% for both of the respective periods in 2015. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.9% for both the three- and six-month periods ended June 30, 2016, as compared to 0.9% and 0.8% for the respective periods in 2015. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims.
Mexico segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$13,311	$16,337	$(3,026)	(18.5)%	$27,060	$34,271	$(7,211)	(21.0)%
Gross profit	9,254	10,908	(1,654)	(15.2)%	18,581	23,021	(4,440)	(19.3)%
Operating gain/(loss)	572	(7,179)	7,751	108.0%	(2,038)	(10,633)	8,595	80.8%
Change in same store revenue				13.0%				11.3%
Stores in same store revenue calculation				79				79
Revenues. Revenues for the three- and six-month periods ended June 30, 2016, were negatively impacted by approximately $2.4 million and $5.2 million, respectively, due to exchange rate fluctuations as compared to the respective periods in 2015. On a constant currency basis, revenue was positively impacted by the improvement in same store revenue, but negatively impacted by store closures in 2016 and 2015.
Gross Profit. Gross profit for the three- and six-month periods ended June 30, 2016, was negatively impacted by approximately $1.7 million and $3.6 million, respectively, due to exchange rate fluctuations as compared to the respective periods in 2015. Gross profit also decreased as a result of decreased revenues in the segment due to store closures in 2016 and 2015. Gross profit as a percentage of segment revenues was 69.5% and 68.7% for the three- and six-month periods ended June 30, 2016, as compared to 66.8% and 67.2% for the respective periods in 2015.
Operating Gain/Loss. Operating results for the three- and six-month periods ended June 30, 2016, were negatively impacted by approximately $0.2 million and $0.9 million due to exchange rate fluctuations compared to respective periods in 2015. Operating results as a percentage of segment revenues increased to 4.3% and (7.5)% for the three- and six-month periods ended June 30, 2016, respectively, from (43.9)% and (31.0)% for the same respective periods in 2015. Operating losses for the six-month period ended June 30, 2016 included charges of $2.4 million in the first quarter of 2016, related to store closures. Excluding these store closure charges, operating results as a percentage of segment revenues would have been 1.1% for the six months ended June 30, 2016, compared to (31.0)% in 2015, as a result of operating initiatives designed to improve the financial performance of our Mexico operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Franchising segment.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$6,180	$5,046	$1,134	22.5%	$13,322	$11,271	$2,051	18.2%
Gross profit	2,423	2,115	308	14.6%	5,009	4,291	718	16.7%
Operating profit	1,425	991	434	43.8%	2,838	2,207	631	28.6%
Revenues. Merchandise sales and royalty income and fees increased approximately $1.1 million and $2.1 million for the three- and six-month periods ended June 30, 2016, compared to the respective periods in 2015.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 39.2% and 37.6% for the three- and six-month periods ended June 30, 2016, from 41.9% and 38.1% for the same respective periods in 2015.
Operating Profit. Operating profit as a percentage of segment revenues increased to 23.1% and 21.3% for the three- and six- month periods ended June 30, 2016, compared to 19.6% for the respective periods in 2015.
Liquidity and Capital Resources
Overview. For the six months ended June 30, 2016, we had $303.1 million of net cash provided by operating activities. We paid down debt by $232.7 million from cash generated from operations and a $80.0 million income tax refund. We also used cash in the amount of $28.2 million for capital expenditures and $17.0 million for payment of dividends, ending the six-month period with $88.2 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $113.8 million to $303.1 million for the six months ended June 30, 2016, from $189.2 million in 2015. This was primarily attributable to the receipt in 2016 of income tax refunds of approximately $80.0 million in addition to a decrease in merchandise purchases due to lower sales in the Core U.S. segment and lower 90 days same as cash sales in the Acceptance Now segment.
Cash used in investing activities decreased approximately $24.7 million to $28.4 million for the six months ended June 30, 2016, from $53.1 million in 2015, due primarily to a decrease in capital expenditures and business acquisitions.
Net cash used in financing activities was $249.7 million for the six months ended June 30, 2016, compared to $110.9 million in 2015, a change of $138.8 million, primarily driven by our net reduction in debt of $232.7 million for the six months ended June 30, 2016, as compared to a net decrease in debt of $86.6 million for the comparable period in 2015, and lower dividend payments year over year.
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
We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $580.3 million was available as of July 26, 2016, at which date we had $87.9 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, we may declare and pay dividends on our common stock, make additional payments to reduce our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

a change in control occurs, we cannot be sure we would have enough funds to immediately pay our accelerated senior credit facilities and senior note obligations or that we would be able to obtain financing to do so on favorable terms, if at all.
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the bonus depreciation to 2015 and through December 2019. The PATH act permits first-year bonus depreciation deductions of 50% in 2015-2017, 40% in 2018, and 30% in 2019. The PATH act resulted in an estimated benefit of $100 million for us in 2015. Most, if not all, of the 2015 tax liability had been paid by December 15, 2015, so a refund of approximately $80 million was requested from the IRS and received in early 2016. We estimate the remaining tax deferral associated with these acts is approximately $180 million at June 30, 2016, of which approximately 76.7%, or $138 million will reverse in 2016, and the remainder will reverse between 2017 and 2018. We also estimate a benefit of $100 million resulting from bonus depreciation in 2016 which will offset the $138 million reversal, resulting in a net negative impact to cash taxes of $38 million.
Merchandise Losses. Merchandise losses consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer stolen merchandise	$37,944	$34,166	$82,108	$78,386
Other merchandise losses (1)	11,484	13,159	22,503	25,052
Total merchandise losses	$49,428	$47,325	$104,611	$103,438
__________

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $28.2 million and $42.9 million on capital expenditures during the six months ended June 30, 2016 and 2015, respectively, and expect to spend between $70 million and $80 million in 2016.
Acquisitions and New Location Openings. During the first six months of 2016, we acquired locations and accounts for an aggregate purchase price of approximately $2.3 million in two different transactions.
The table below summarizes the location activity for the six-month period ended June 30, 2016.

	Six Months Ended June 30, 2016
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,672	1,444	532	143	227	5,018
New location openings	—	66	47	—	1	114
Acquired locations remaining open	—	—	—	—	—	—
Conversions	—	(3)	3	—	—	—
Closed locations
Merged with existing locations	(180)	(133)	—	(4)	—	(317)
Sold or closed with no surviving location	(14)	—	(37)	(10)	—	(61)
Locations at end of period	2,478	1,374	545	129	228	4,754
Acquired locations closed and accounts merged with existing locations	3	—	—	—	—	3
Total approximate purchase price of acquired stores (in thousands)	$2,302	$—	$—	$—	$—	$2,302
Senior Debt. As discussed in Note 2 to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $94.7 million had been so utilized as of July 26, 2016, at which date $580.3 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.75% at July 26, 2016.
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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $8.3 million was outstanding as of June 30, 2016.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2016:

	Payments Due by Period
Contractual Cash Obligations	Total		2016	2017-2018	2019-2020	Thereafter
	(In thousands)
Senior Term Debt	$192,938	(1)	$1,125	$4,500	$4,500	$182,813
Revolving Facility	—	(2)	—	—	—	—
6.625% Senior Notes(3)	380,013		9,697	38,788	331,528	—
4.75% Senior Notes(4)	309,376		5,938	23,750	23,750	255,938
Operating Leases	506,934		88,324	271,883	129,311	17,416
Total(5)	$1,389,261		$105,084	$338,921	$489,089	$456,167
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at June 30, 2016, was 0.75%.

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

(5)
As of June 30, 2016, we have $19.3 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
Effect of New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company

RENT-A-CENTER, INC. AND SUBSIDIARIES

expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU 2014-09. The adoption of these additional ASUs must be concurrent with the adoption of ASU 2014-09, which will be required for Rent-A-Center beginning January 1, 2018, with early adoption permitted as of the original effective date. These ASUs allow adoption with either retrospective application to each prior period presented, or retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of determining what impact the adoption of these ASUs will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2016, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.750%. We also had $192.9 million outstanding in Term Loans, and no outstanding borrowings under our Revolving Facility or our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at June 30, 2016, was $275.2 million. The fair value of the 4.750% senior notes, based on the closing price at June 30, 2016, was $209.7 million. Carrying value approximates fair value for all other indebtedness.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2016, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at June 30, 2016, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $1.4 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2016, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls. We completed implementation of a new Store Information Management System in all of our Core U.S. rent-to-own stores in 2016. The Store Information Management System manages key business processes in the store such as sales, customer account management, cash management and inventory management and has resulted in changes to these business processes and related internal controls over financial reporting.
Other than as described above, for the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.36†	Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.37†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.38†
Form of Stock Compensation Agreement (RSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.39†
Form of Stock Compensation Agreement (PSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

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