Form 10-Q
period 2016-09-30
RENT A CENTER INC DE
filed 2016-10-28
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2016:

Class	Outstanding
Common stock, $.01 par value per share	53,149,617

i

Item 1. Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$595,179	$683,343	$1,915,184	$2,098,918
Merchandise sales	73,219	80,932	281,703	300,498
Installment sales	17,626	17,786	53,718	54,200
Other	2,633	4,475	10,001	14,631
Total store revenues	688,657	786,536	2,260,606	2,468,247
Franchise
Merchandise sales	3,113	2,456	12,083	10,022
Royalty income and fees	2,107	2,613	6,459	6,318
Total revenues	693,877	791,605	2,279,148	2,484,587
Cost of revenues
Store
Cost of rentals and fees	159,454	178,094	504,834	548,618
Cost of merchandise sold	68,684	82,043	253,473	282,128
Cost of installment sales	5,553	5,854	17,240	18,125
Total cost of store revenues	233,691	265,991	775,547	848,871
Other charges	—	34,698	—	34,698
Franchise cost of merchandise sold	2,960	2,304	11,273	9,284
Total cost of revenues	236,651	302,993	786,820	892,853
Gross profit	457,226	488,612	1,492,328	1,591,734
Operating expenses
Store expenses
Labor	186,289	209,904	595,668	643,412
Other store expenses	195,096	201,638	599,759	631,415
General and administrative expenses	38,187	39,590	121,383	127,463
Depreciation, amortization and write-down of intangibles	19,998	19,979	60,598	60,140
Other charges	956	10,936	22,240	16,440
	440,526	482,047	1,399,648	1,478,870
Operating profit	16,700	6,565	92,680	112,864
Interest expense	11,710	12,490	35,424	37,211
Interest income	(141)	(153)	(346)	(525)
Earnings (loss) before income taxes	5,131	(5,772)	57,602	76,178
Income tax expense (benefit)	(1,050)	(1,680)	16,414	29,825
NET EARNINGS (LOSS)	$6,181	$(4,092)	$41,188	$46,353
Basic earnings (loss) per common share	$0.12	$(0.08)	$0.78	$0.87
Diluted earnings (loss) per common share	$0.12	$(0.08)	$0.77	$0.87
Cash dividends declared per common share	$0.08	$0.24	$0.24	$0.72

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(In thousands)	Unaudited		Unaudited

Net earnings (loss)	$6,181	$(4,092)	$41,188	$46,353
Other comprehensive income (loss):
Foreign currency translation adjustments	(921)	(1,926)	152	(3,308)
Total other comprehensive income (loss)	(921)	(1,926)	152	(3,308)
COMPREHENSIVE INCOME (LOSS)	$5,260	$(6,018)	$41,340	$43,045

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In thousands, except share and par value data)	Unaudited
ASSETS		Revised
Cash and cash equivalents	$130,305	$60,363
Receivables, net of allowance for doubtful accounts of $3,244 and $3,614 in 2016 and 2015, respectively	59,200	69,320
Prepaid expenses and other assets	57,624	158,807
Rental merchandise, net
On rent	754,529	907,625
Held for rent	215,901	228,847
Merchandise held for installment sale	3,666	4,668
Property assets, net of accumulated depreciation of $508,629 and $482,448 in 2016 and 2015, respectively	315,085	330,939
Goodwill	206,755	206,122
Other intangible assets, net	5,741	7,777
	$1,748,806	$1,974,468
LIABILITIES
Accounts payable – trade	$97,578	$96,355
Accrued liabilities	315,821	332,553
Deferred income taxes	104,424	119,245
Senior debt, net	187,761	419,648
Senior notes, net	537,161	536,185
	1,242,745	1,503,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,519,369 and 109,441,911 shares issued in 2016 and 2015, respectively	1,095	1,094
Additional paid-in capital	825,358	818,339
Retained earnings	1,038,178	1,009,770
Treasury stock at cost, 56,369,752 shares in 2016 and 2015	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(10,893)	(11,044)
	506,061	470,482
	$1,748,806	$1,974,468

See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
(In thousands)	Unaudited
Cash flows from operating activities		Revised
Net earnings	$41,188	$46,353
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of rental merchandise	498,897	541,603
Bad debt expense	11,247	10,850
Stock-based compensation expense	7,439	6,948
Depreciation of property assets	58,044	56,855
Loss on sale or disposal of property assets	3,569	9,672
Amortization of intangibles	1,761	2,605
Amortization of financing fees	2,345	2,339
Deferred income taxes	(14,821)	(103,433)
Excess tax benefit related to stock awards	—	(84)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(333,842)	(428,099)
Receivables	(1,127)	(8,610)
Prepaid expenses and other assets	101,691	125,791
Accounts payable – trade	1,223	(28,929)
Accrued liabilities	(3,014)	15,434
Net cash provided by operating activities	374,600	249,295
Cash flows from investing activities
Purchase of property assets	(46,839)	(61,125)
Proceeds from sale of stores	4,506	12,165
Acquisitions of businesses	(3,086)	(19,063)
Net cash used in investing activities	(45,419)	(68,023)
Cash flows from financing activities
Exercise of stock options	—	1,394
Excess tax benefit related to stock awards	—	84
Proceeds from debt	51,610	390,535
Repayments of debt	(284,868)	(518,983)
Dividends paid	(21,291)	(38,251)
Net cash used in financing activities	(254,549)	(165,221)
Effect of exchange rate changes on cash	(4,690)	(2,105)
Net increase in cash and cash equivalents	69,942	13,946
Cash and cash equivalents at beginning of period	60,363	46,126
Cash and cash equivalents at end of period	$130,305	$60,072

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
New Accounting Pronouncements. On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Rent-A-Center adopted this ASU retrospectively as of January 1, 2016, and now reports debt issuance costs which were previously included in prepaid expenses and other assets as a deduction from the associated debt liabilities as disclosed in Notes 2 and 3 to the consolidated financial statements. This resulted in a reduction in prepaid expenses and other assets of $10.2 million and $12.5 million, respectively, a reduction in senior debt of $4.6 million and $6.0 million, respectively, and a reduction in senior notes of $5.6 million and $6.5 million, respectively, at September 30, 2016 and December 31, 2015. There was no impact to our results of operations or cash flows.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The adoption of ASU 2016-02 will be required for Rent-A-Center beginning January 1, 2019, with early adoption permitted. The ASU must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently in the process of determining what impact the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required for Rent-A-Center on a retrospective basis beginning January 1, 2018, with early adoption permitted. We are currently in the process of determining the adoption date and what impact the adoption of this ASU will have on our presentation of cash flows.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Also on March 19, 2014, we borrowed $225.0 million in Term Loans and $100.0 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. In the event our Consolidated Total Leverage Ratio exceeds 2.5:1, we are also required to pay down the Term Loans by a percentage of annual excess cash flow, as defined in the Credit Agreement. Additional payments will be equal to 25% of annual excess cash flows if the Consolidated Total Leverage Ratio is between 2.5:1 and 3.0:1, increasing to 50% of annual excess cash flows if the Consolidated Leverage Ratio is greater than 3.0:1. We made a mandatory excess cash flow prepayment in March 2016 with respect to our results for the year ended December 31, 2015, of approximately $27 million. No mandatory excess cash flow prepayment was made with respect to the year ended December 31, 2014. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
The amounts outstanding under the Term Loans were $192.4 million at September 30, 2016, and there were no outstanding borrowings under the Revolving Facility at September 30, 2016. Outstanding borrowings for senior debt at September 30, 2016 were reduced by total unamortized issuance costs of $4.6 million. The amounts outstanding under the Term Loan and Revolving Facility at December 31, 2015, were $221.1 million and $190.0 million, respectively. Outstanding borrowings for senior debt at December 31, 2015 were reduced by total unamortized issuance costs of $6.0 million.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $90.7 million had been so utilized as of September 30, 2016, and at which date $584.3 million was available.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.00% and 1.00%, respectively, at September 30, 2016, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee during the third quarter of 2016 was equal to 40.00% of the unused portion of the Revolving Facility.
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
The Credit Agreement requires us to comply with several financial covenants, including: (i) a consolidated total leverage ratio of no greater than 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a consolidated senior secured leverage ratio of no greater than 2.75:1; and (iii) a consolidated fixed charge coverage ratio of no less than 1.50:1 (pursuant to the Second Amendment discussed below).
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not to exceed $20 million, if after giving pro forma effect thereto the Consolidated Senior Leverage Ratio (as such term is defined in the Credit Agreement) is greater than 2.50:1 and less than or equal to 3.75:1. The First Amendment is included as an exhibit to our Current Report on Form 8-K dated as of February 1, 2016.
On October 4, 2016, we entered into a Second Amendment (the “Second Amendment”), effective as of September 30, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement. The Second Amendment (i) reduces the maximum Consolidated Senior Secured Leverage Ratio from 2.75 to 1.00 to 2.50 to 1.00, beginning with the quarter ended December 31, 2016, and (ii) reduces the minimum Consolidated Fixed Charge Coverage Ratio covenant level from 1.75 to 1.00 to 1.50 to 1.00, beginning with the quarter ended September 30, 2016. We may elect to increase the minimum Consolidated Fixed Charge Coverage Ratio to 1.75 to 1.00.
The Second Amendment also effects the following changes to our ability to make certain Restricted Payments:
When the Consolidated Fixed Charge Coverage Ratio covenant level is 1.5 to 1.00, only regularly scheduled dividends are payable up to annual maximums as follows:

•	When the Consolidated Senior Leverage Ratio is less than or equal to 2.5 to 1.00, a maximum of $25 million annually

•	When the Consolidated Senior Leverage Ratio is between 2.5 to 1.00 and 3.75 to 1.00, a maximum of $20 million annually (including Notes Payments)

•	When the Consolidated Senior Leverage Ratio is over 3.75 to 1.00, a maximum of $15 million annually (including Notes Payments)
Share repurchases are not permitted when the Consolidated Fixed Charge Coverage Ratio covenant level is 1.5 to 1.00.
When the Consolidated Fixed Charge Coverage Ratio covenant level is 1.75 to 1.00, Stock Payments (dividend & share repurchase) are permitted up to annual maximums as follows:

•	When the Consolidated Senior Leverage Ratio is less than or equal to 2.5 to 1.00:
AND available revolving commitments are greater than or equal to $400 million, then a maximum of $50 million annually
AND available revolving commitments are less than $400 million, then a maximum of $40 million annually

•	When the Consolidated Senior Leverage Ratio is between 2.5 to 1.00 and 3.75 to 1.00, then a maximum of $20 million annually (including Notes Payments)

•	When the Consolidated Senior Leverage Ratio is over 3.75 to 1.00, then a maximum of $15 million annually (including Notes Payments)
We retain the ability to repurchase senior notes when the Consolidated Senior Leverage Ratio is less than or equal to 2.50 to 1.00.
In connection with the Second Amendment, we paid customary amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $1.0 million, which were capitalized and will be amortized to interest expense over the remaining term of the agreement.
The Second Amendment is included as an exhibit to our Current Report on Form 8-K dated as of October 4, 2016.
The table below shows the required and actual ratios under the Credit Agreement calculated as of September 30, 2016:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.25:1	2.52:1
Consolidated senior secured leverage ratio	No greater than	2.75:1	0.35:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.72:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at September 30, 2016 ($629.8 million) by consolidated EBITDA for the 12-month period ending September 30, 2016 ($249.6 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at September 30, 2016 ($87.1 million) by consolidated EBITDA for the 12-month period ending September 30, 2016 ($249.6 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries, less cash greater than $25 million.
The actual consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending September 30, 2016 ($485.2 million), by consolidated fixed charges for the 12-month period ending September 30, 2016 ($282.7 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
In addition to the senior credit facilities discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. There were no outstanding borrowings against this this line of credit at September 30, 2016, and $14.6 million at December 31, 2015. The line of credit generally renews on August 21 of each year. Borrowings under this line of credit bear interest at the greater of a variable rate or 2.0%.
The table below shows the scheduled maturity dates of our outstanding debt at September 30, 2016:

	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
Year Ending December 31,	(In thousands)
2016	$563	$—	$—	$563
2017	2,250	—	—	2,250
2018	2,250	—	—	2,250
2019	2,250	—	—	2,250
2020	2,250	—	—	2,250
Thereafter	182,813	—	—	182,813
	$192,376	$—	$—	$192,376

3. Subsidiary Guarantors – Senior Notes.
Senior Notes Due 2020. On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of September 30, 2016, and December 31, 2015, was $292.7 million, reduced by $2.6 million and $3.1 million of unamortized issuance costs, respectively.
Senior Notes Due 2021. On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.750%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.750% notes outstanding as of September 30, 2016, and December 31, 2015, was $250.0 million, reduced by $3.0 million and $3.4 million of unamortized issuance costs, respectively.

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
At September 30, 2016, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2016, and December 31, 2015, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at September 30, 2016, and December 31, 2015, (in thousands):

	September 30, 2016			December 31, 2015
	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$282,494	$(10,246)	$292,740	$248,097	$(44,643)
4.75% senior notes	250,000	211,250	(38,750)	250,000	183,125	(66,875)
Total	$542,740	$493,744	$(48,996)	$542,740	$431,222	$(111,518)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Charges - Cost of Revenues.
Write-down of Rental Merchandise. During the quarter ended September 30, 2015, we projected that we would not recover the carrying value of certain smartphones. We recorded a $34.7 million impairment charge, included in cost of revenues in the accompanying statement of earnings. This charge resulted in a reduction of on rent and held for rent merchandise of $10.3 million and $24.4 million, respectively, at September 30, 2015.

6. Other Charges - Operating Expenses.
U.S Core Store and Acceptance Now Consolidation Plan. During the second quarter of 2016, we closed 167 U.S. Core and 96 Acceptance Now locations, resulting in a pre-tax restructuring charges of $1.0 million and $19.9 million for the three and nine months ended September 30, 2016. Restructuring charges consisted of lease obligation costs, disposal of fixed assets, and other miscellaneous labor and shutdown costs.
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
Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax restructuring charges of $2.3 million for the nine months ended September 30, 2016, in the Mexico segment, for disposal of rental merchandise, disposal of fixed assets and leasehold improvements, and other miscellaneous costs. During 2015, management closed 34 stores in Mexico. These store closures resulted in pre-tax restructuring charges of $3.1 million for the nine months ended September 30, 2015 in the Mexico segment, for disposal of fixed assets and leasehold improvements, and other miscellaneous costs.
Sourcing and Distribution Network Startup Costs. As part of our transformational sourcing and distribution initiative, we entered into an agreement with a third-party logistics partner. As a result, we incurred one-time costs to set up new warehousing facilities and distribution routes in the second quarter of 2015 and we incurred other charges in the third quarter of 2015 to close existing warehouse space and terminate employees. The pre-tax charges for these items were approximately $1.2 million and $2.8 million for the three- and nine-month periods ended September 30, 2015, respectively, reflected in the Core U.S. segment.
Sale of Stores. During the third quarter of 2015, we incurred pre-tax losses of $4.9 million on the sale of 22 Core U.S. stores to a franchisee and $0.3 million on the sale of 14 Core U.S. stores in Canada. We also incurred pre-tax losses of $0.3 million and $0.9 million for the three- and nine-month periods ended September 30, 2015, respectively, on the sale of 6 stores during the second quarter and 3 stores during the third quarter.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activity with respect to other charges for the nine months ended September 30, 2016 is summarized in the below table (in thousands):

	Accrued Charges at December 31, 2015	Charges & Adjustments	Payments	Accrued Charges at September 30, 2016
Cash charges:
Labor reduction costs	$3,340	$1,367	$(2,416)	$2,291
Lease obligation costs	1,229	15,134	(7,109)	9,254
Other miscellaneous	—	1,281	(1,281)	—
Subtotal	$4,569	17,782	$(10,806)	$11,545
Non-cash charges:
Loss on the sale of fixed assets		3,515
Inventory losses		283
Other, net		660
Total		$22,240

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
Segment information for the three months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Core U.S.	$481,805	$575,356	$1,596,782	$1,798,055
Acceptance Now	194,398	196,652	624,310	621,393
Mexico	12,454	14,528	39,514	48,799
Franchising	5,220	5,069	18,542	16,340
Total revenues	$693,877	$791,605	$2,279,148	$2,484,587

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross profit
Core U.S.	$343,071	$374,214	$1,138,089	$1,236,964
Acceptance Now	102,998	102,133	319,492	315,193
Mexico	8,897	9,500	27,478	32,521
Franchising	2,260	2,765	7,269	7,056
Total gross profit	$457,226	$488,612	$1,492,328	$1,591,734

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating profit (loss)
Core U.S.	$26,058	$15,700	$127,009	$149,971
Acceptance Now	29,592	28,901	86,508	95,129
Mexico	235	(2,359)	(1,803)	(12,992)
Franchising	1,430	1,797	4,268	4,004
Total segment operating profit	57,315	44,039	215,982	236,112
Corporate	(40,615)	(37,474)	(123,302)	(123,248)
Total operating profit	$16,700	$6,565	$92,680	$112,864

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation, amortization and write-down of intangibles
Core U.S.	$9,495	$11,818	$30,950	$37,577
Acceptance Now	815	836	2,480	2,388
Mexico	746	1,165	2,549	4,051
Franchising	44	45	133	140
Total segments	11,100	13,864	36,112	44,156
Corporate	8,898	6,115	24,486	15,984
Total depreciation, amortization and write-down of intangibles	$19,998	$19,979	$60,598	$60,140

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capital expenditures
Core U.S.	$3,864	$6,148	$11,092	$12,397
Acceptance Now	860	921	1,457	1,749
Mexico	36	16	259	134
Total segments	4,760	7,085	12,808	14,280
Corporate	13,895	11,171	34,031	46,845
Total capital expenditures	$18,655	$18,256	$46,839	$61,125

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information - Selected balance sheet data (in thousands):

	September 30, 2016	December 31, 2015
On rent rental merchandise, net
Core U.S.	$413,955	$540,004
Acceptance Now	326,553	350,046
Mexico	14,021	17,575
Total on rent rental merchandise, net	$754,529	$907,625

	September 30, 2016	December 31, 2015
Held for rent rental merchandise, net
Core U.S.	$202,738	$215,327
Acceptance Now	6,689	5,000
Mexico	6,474	8,520
Total held for rent rental merchandise, net	$215,901	$228,847

	September 30, 2016	December 31, 2015
Assets by segment		Revised
Core U.S.	$1,000,572	$1,240,593
Acceptance Now	403,305	426,827
Mexico	32,166	38,898
Franchising	1,732	2,723
Total segments	1,437,775	1,709,041
Corporate	311,031	265,427
Total assets	$1,748,806	$1,974,468

8. Stock-Based Compensation.
We recognized $2.6 million and $2.0 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended September 30, 2016 and 2015, respectively, and $7.4 million and $6.9 million during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we granted approximately 912,000 stock options, 641,000 performance-based restricted stock units and 424,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 35.88% to 44.02%, a risk-free interest rate of 0.79% to 1.85%, an expected dividend yield of 2.0% to 6.4% and an expected life of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2016 was $11.68 and the weighted-average grant-date fair value was $2.96. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2016 was $9.20.

9. Contingencies.
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
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $4.4 million was outstanding as of September 30, 2016.

10.	Earnings Per Common Share.
Basic and diluted earnings per common share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net earnings (loss)	$6,181	$(4,092)	$41,188	$46,353
Denominator:
Weighted-average shares outstanding	53,155	53,060	53,111	53,044
Effect of dilutive stock awards	299	273	281	313
Weighted-average dilutive shares	53,454	53,333	53,392	53,357

Basic earnings (loss) per share	$0.12	$(0.08)	$0.78	$0.87
Diluted earnings (loss) per share	$0.12	$(0.08)	$0.77	$0.87
For the three-month period ended September 30, 2016 and 2015, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share was 3,999,515 and 2,676,685, respectively.
For the nine-month period ended September 30, 2016 and 2015, the number of anti-dilutive stock awards that were outstanding but not included in the computation of diluted earnings per common share was 3,431,945 and 2,302,669, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 1A. Risk Factors
Except for the risk factors set forth below, there have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2015.
Our operations are dependent on effective information management systems. Failure of these systems could negatively impact our business, financial condition and results of operations.
We utilize integrated information management systems. The efficient operation of our business is dependent on these systems to effectively manage our financial and operational data. The failure of our information management systems to perform as designed, loss of data or any interruption of our information management systems for a significant period of time could disrupt our business. If the information management systems sustain repeated failures, we may not be able to manage our store operations, which could have a material adverse effect on our business, financial condition and results of operations.
We are currently investing in new information management technology and systems and implementing modifications and upgrades to existing systems to support our growth plan. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We are taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. The disruption in our information management systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially adversely impact our business, financial condition and results of operations.
In the third quarter of 2016, we experienced unexpected capacity-related outages of our new store information management system which negatively impacted our third quarter operating results.
If certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount, an impairment of goodwill would result.
At September 30, 2016, goodwill totaled $206.8 million. We assess goodwill for impairment annually on October 1, or more frequently if events or circumstances indicate that impairment may have occurred. Overall financial performance such as a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods or a sustained decline in our market capitalization are two of many factors considered in the analyses we conduct to assess the impairment of goodwill. Following our recent third quarter earnings pre-release where we disclosed revenues and earnings for the three months ended September 30, 2016 were below planned revenues and earnings, our market capitalization decreased by approximately 30% to approximately $500 million. If we determine the value of our goodwill is impaired, we would be required to recognize a noncash charge to operating earnings for goodwill impairment. Any material non-cash charges to account for goodwill impairments would negatively affect our financial condition and results of operations. See "Recent Development" and "Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements" in Item 2. Management's Discussion and Analysis, below.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

•
our ability to successfully implement our new store information management system, including with respect to overcoming system slowness and outages, and effectively integrating this new system into ongoing store operations;

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending:

•	potential non-cash charges to account for goodwill impairment;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	failure to manage our store labor (including overtime pay) and other store expenses;

•	our ability to identify, develop and successfully execute strategic initiatives;

•	our ability to successfully implement our new finance/HR enterprise system;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or e-commerce capabilities;

•	failure to achieve the anticipated profitability enhancements from the changes to the 90 day option pricing program and the development of dedicated commercial sales capabilities;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in prices of our products;

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Our Growth Strategy
We are in the midst of a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow our Acceptance Now segment. This program is focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. rent-to-own stores, formulating a customer-focused, value-based pricing strategy, developing a new sourcing and distribution model, implementing new technology into our Acceptance Now locations and introducing e-commerce capabilities to our Core U.S. segment. Our multi-year program also includes an emphasis on shifting investment from lower-returning assets, as evidenced by the recent closures of poor performing stores, to higher-return investments including high performing store locations, Acceptance Now national account growth, development of e-commerce and other customer-generating technology, and return of capital to shareholders.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Virtual Acceptance Now. In 2014, we developed a virtual solution that decreased the time to process rental purchase agreements, streamlined the sales process and enhanced the customer's experience. This virtual solution is now implemented in all of our manned Acceptance Now locations. This platform is also being used in unmanned Acceptance Now Direct locations, or virtual kiosks, where the retailer does not have enough credit-constrained customers to profitably support creating a manned location.
E-Commerce. Like many industries, the rent-to-own industry is being transformed by the Internet and virtual marketplace. To meet these evolving demands, we began piloting e-commerce capabilities in our Core U.S. segment in the second quarter of 2016, and we are substantially complete with our nationwide rollout to all Core U.S. stores. We believe offering the rental purchase transaction online will allow us to access new customers who might not otherwise consider rent-to-own, as well as enable our existing customers to interact with Rent-A-Center more easily and conveniently. By pairing e-commerce together with our traditional brick-and mortar stores, we believe we will offer our customers an even more compelling value proposition.
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
In the second quarter of 2016, we completed implementation of our new store information management system and processes that extend and improve capabilities for store sales and operations in the stores in our Core U.S. segment. In the third quarter of 2016, we experienced unexpected capacity-related outages of such system but we have implemented software releases to improve stability and added hardware to help mitigate over-utilization issues.
In addition, we completed the pilot of our e-commerce capabilities and are substantially complete with its rollout in our Core U.S. segment as described above. We continue to enhance our decision engine functionality for use in our e-commerce platform as well as in our Acceptance Now manned and direct locations; and are working on an integrated financial and human resources enterprise system which will be implemented in the first quarter of 2017.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Through the third quarter of 2016, we have continued our transformational efforts focused on driving profitable sales. While our same store revenues decreased 5.0% year over year, our gross margins increased to 65.5% as compared to 64.1% in the comparable period.
The Acceptance Now segment had slightly lower same store revenue for the nine months ended September 30, 2016, but had an increase in revenue of $2.9 million over this period.
Revenues in our Core U.S. segment decreased approximately $201.3 million for the nine months ended September 30, 2016, due to the continued rationalization of our Core U.S. store base and a 7.2% decrease in our same store revenues. Our gross margins, excluding other charges, as a percentage of revenue increased primarily due to our pricing and supply chain initiatives, revenue mix, and reduction in smart phone loss reserves in 2016. Labor and other store operating expenses were negatively impacted by our sales deleverage and merchandise losses resulting in a decline in operating margins.
The Mexico segment generated positive operating profit during the nine months ended September 30, 2016 with a continued expectation of break-even results for the year.
Cash flow from operations was $374.6 million for the nine months ended September 30, 2016. We used our free cash flow to pay down debt by $233.3 million, ending the period with $130.3 million of cash and cash equivalents and a leverage ratio of 2.52x.
Recent Developments
During the nine months ended September 30, 2016, we did not identify any events or changes in circumstances that more likely than not would have reduced the fair value of a reporting unit below its carrying amount.

RENT-A-CENTER, INC. AND SUBSIDIARIES

We have initiated the annual goodwill impairment test as of October 1, 2016 as described below in "Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements." A decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods or a sustained decline in our market capitalization are two of many factors considered in the analyses we conduct to assess the impairment of goodwill. Following our recent third quarter earnings pre-release where we disclosed revenues and earnings for the three months ended September 30, 2016 were below planned revenues and earnings, our market capitalization decreased by approximately 30% to approximately $500 million. As a result, there is a risk that a non-cash charge could be recorded in the fourth quarter of 2016 to account for goodwill impairment. See "Critical Accounting Estimates, Uncertainties or Assessments in Our Financial Statements" for further discussion on valuation of goodwill.
The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%
Revenues
Store
Rentals and fees	$595,179	$683,343	$(88,164)	(12.9)%	$1,915,184	$2,098,918	$(183,734)	(8.8)%
Merchandise sales	73,219	80,932	(7,713)	(9.5)%	281,703	300,498	(18,795)	(6.3)%
Installment sales	17,626	17,786	(160)	(0.9)%	53,718	54,200	(482)	(0.9)%
Other	2,633	4,475	(1,842)	(41.2)%	10,001	14,631	(4,630)	(31.6)%
Total store revenue	688,657	786,536	(97,879)	(12.4)%	2,260,606	2,468,247	(207,641)	(8.4)%
Franchise
Merchandise sales	3,113	2,456	657	26.8%	12,083	10,022	2,061	20.6%
Royalty income and fees	2,107	2,613	(506)	(19.4)%	6,459	6,318	141	2.2%
Total revenues	693,877	791,605	(97,728)	(12.3)%	2,279,148	2,484,587	(205,439)	(8.3)%
Cost of revenues
Store
Cost of rentals and fees	159,454	178,094	(18,640)	(10.5)%	504,834	548,618	(43,784)	(8.0)%
Cost of merchandise sold	68,684	82,043	(13,359)	(16.3)%	253,473	282,128	(28,655)	(10.2)%
Cost of installment sales	5,553	5,854	(301)	(5.1)%	17,240	18,125	(885)	(4.9)%
Total cost of store revenues	233,691	265,991	(32,300)	(12.1)%	775,547	848,871	(73,324)	(8.6)%
Other charges and (credits)	—	34,698	(34,698)	(100.0)%	—	34,698	(34,698)	(100.0)%
Franchise cost of merchandise sold	2,960	2,304	656	28.5%	11,273	9,284	1,989	21.4%
Total cost of revenues	236,651	302,993	(66,342)	(21.9)%	786,820	892,853	(106,033)	(11.9)%
Gross profit	457,226	488,612	(31,386)	(6.4)%	1,492,328	1,591,734	(99,406)	(6.2)%
Operating expenses
Store expenses
Labor	186,289	209,904	(23,615)	(11.3)%	595,668	643,412	(47,744)	(7.4)%
Other store expenses	195,096	201,638	(6,542)	(3.2)%	599,759	631,415	(31,656)	(5.0)%
General and administrative	38,187	39,590	(1,403)	(3.5)%	121,383	127,463	(6,080)	(4.8)%
Depreciation, amortization and write-down of intangibles	19,998	19,979	19	0.1%	60,598	60,140	458	0.8%
Other charges	956	10,936	(9,980)	(91.3)%	22,240	16,440	5,800	35.3%
Total operating expenses	440,526	482,047	(41,521)	(8.6)%	1,399,648	1,478,870	(79,222)	(5.4)%
Operating profit	16,700	6,565	10,135	154.4%	92,680	112,864	(20,184)	(17.9)%
Interest, net	11,569	12,337	(768)	(6.2)%	35,078	36,686	(1,608)	(4.4)%
Earnings (loss) before income taxes	5,131	(5,772)	10,903	(188.9)%	57,602	76,178	(18,576)	(24.4)%
Income tax expense (benefit)	(1,050)	(1,680)	630	(37.5)%	16,414	29,825	(13,411)	(45.0)%
Net earnings (loss)	$6,181	$(4,092)	$10,273	(251.1)%	$41,188	$46,353	$(5,165)	(11.1)%

RENT-A-CENTER, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2016, compared to Three Months Ended September 30, 2015
Store Revenue. Total store revenue decreased by $97.9 million, or 12.4%, to $688.7 million for the three months ended September 30, 2016, from $786.5 million for the three months ended September 30, 2015. This was primarily due to a decrease of approximately $93.6 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue generally represents revenue earned in 2,753 locations that were operated by us for 13 months or more. Same store revenues decreased by $42.5 million, or 8.4%, to $463.0 million for the three months ended September 30, 2016, as compared to $505.5 million in 2015. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below. Same store revenues are reported on a constant currency basis.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2016, decreased by $18.6 million, or 10.5%, to $159.5 million, as compared to $178.1 million in 2015. This decrease in cost of rentals and fees was primarily attributable to a $18.0 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue, while cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.8% for the three months ended September 30, 2016, as compared to 26.1% in 2015, as discussed further in the segment performance section below.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $13.4 million, or 16.3%, to $68.7 million for the three months ended September 30, 2016, from $82.0 million in 2015, due primarily to a $9.4 million and $3.0 million decrease in the Core U.S. and Acceptance Now segments, respectively. The gross margin percent of merchandise sales increased to 6.2% for the three months ended September 30, 2016, from (1.4)% in 2015, primarily due to improvements in the Core U.S. and Acceptance Now segments as discussed further below.
Other Charges. During the three months ended September 30, 2015, a charge of $34.7 million was recognized for the write-down of smartphones in the Core U.S. segment.
Gross Profit. Gross profit decreased by $31.4 million, or 6.4%, to $457.2 million for the three months ended September 30, 2016, from $488.6 million in 2015, due primarily to a decrease of $31.1 million in the Core U.S. segment. Gross profit as a percentage of total revenue increased to 65.9% for the three months ended September 30, 2016, as compared to 61.7% in 2015. Excluding the other charges, gross profit was $457.2 million, or 65.9% of revenue for the three months ended September 30, 2016 compared to $523.3 million, or 66.1% of revenue for the comparable period of 2015. These changes are primarily due to the decrease in Core U.S. store revenue, as discussed further in the segment performance section below.
Store Labor. Store labor decreased by $23.6 million, or 11.3%, to $186.3 million, for the three months ended September 30, 2016, as compared to $209.9 million in 2015. Labor in the Core U.S. segment decreased $20.4 million primarily due to the continued rationalization of the Core U.S. store base. Store labor expressed as a percentage of total store revenue, however, increased to 27.1% for the three months ended September 30, 2016, as compared to 26.7% in 2015, as discussed further in the Core U.S. segment performance section below.
Other Store Expenses. Other store expenses decreased by $6.5 million, or 3.2%, to $195.1 million for the three months ended September 30, 2016, as compared to $201.6 million in 2015. Other store expenses in the Core U.S. segment decreased $8.1 million due to the continued rationalization of the Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 28.3% for the three months ended September 30, 2016, compared to 25.6% in 2015, as discussed further in the Core. U.S. and Acceptance Now segment performance sections below.
General and Administrative Expenses. General and administrative expenses decreased by $1.4 million, or 3.5%, to $38.2 million for the three months ended September 30, 2016, as compared to $39.6 million in 2015, primarily driven by lower incentive compensation. General and administrative expenses expressed as a percentage of total revenue increased to 5.5% for the three months ended September 30, 2016, from 5.0% in 2015.
Other Charges. Other charges decreased by approximately $10.0 million, or 91.3%, to $1.0 million for the three months ended September 30, 2016, as compared to $10.9 million in 2015. Other charges for the three months ended September 30, 2016 and 2015 included restructuring charges for the closure of U.S. Core stores and Acceptance Now locations, and losses incurred on the sale of U.S. Core and Canada stores in the prior year.
Operating Profit. Operating profit increased by $10.1 million, or 154.4%, to $16.7 million for the three months ended September 30, 2016, as compared to $6.6 million in 2015 primarily due to an increase of $10.4 million in the Core U.S. segment, as discussed further in the segment performance section below. Operating profit as a percentage of total revenue increased to 2.4% for the three months ended September 30, 2016, from 0.8% in 2015. Excluding other charges, operating profit was $17.7 million, or 2.5% of revenue for the three months ended September 30, 2016, compared to $52.2 million, or 6.6% of revenue for the comparable period of 2015. These changes are primarily due to the decrease in Core U.S. gross profit, as discussed further in the segment performance section below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Income Tax Benefit. Income tax benefit decreased by $0.6 million, or 37.5%, to $(1.1) million for the three months ended September 30, 2016, as compared to $(1.7) million in 2015. The effective tax rate was (20.5)% for the three months ended September 30, 2016, compared to 29.1% in 2015, primarily due to discrete income tax items and increase in tax credits. Excluding other charges, the effective tax rate was 2.93% for the three months ended September 30, 2016, as compared to 37.75% in 2015, primarily due to an increase in tax credits.

Nine Months Ended September 30, 2016, compared to Nine Months Ended September 30, 2015
Store Revenue. Total store revenue decreased by $207.6 million, or 8.4%, to $2,260.6 million for the nine months ended September 30, 2016, from $2,468.2 million for the three months ended September 30, 2015. This was primarily due to a decrease of approximately $201.3 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue generally represents revenue earned in 3,359 locations that were operated by us for 13 months or more. Same store revenues decreased by $83.6 million, or 5.0%, to $1,574.2 million for the nine months ended September 30, 2016, as compared to $1,657.8 million in 2015. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below. Same store revenues are reported on a constant currency basis.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2016, decreased by $43.8 million, or 8.0%, to $504.8 million, as compared to $548.6 million in 2015. This decrease in cost of rentals and fees was primarily attributable to a $44.2 million decrease in the Core U.S. segment primarily as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.4% for the nine months ended September 30, 2016 as compared to 26.1% in 2015.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $28.7 million, or 10.2%, to $253.5 million for the nine months ended September 30, 2016, from $282.1 million in 2015, primarily attributable to a decrease of $22.6 million in the Core U.S. segment. The gross margin percent of merchandise sales increased to 10.0% for the nine months ended September 30, 2016, from 6.1% in 2015.
Other Charges. During the three months ended September 30, 2015, a charge of $34.7 million was recognized for the write-down of smartphones in the Core U.S. segment.
Gross Profit. Gross profit decreased by $99.4 million, or 6.2%, to $1,492.3 million for the nine months ended September 30, 2016, from $1,591.7 million in 2015, due primarily to a decrease of $98.9 million in the Core U.S. segment. Gross profit as a percentage of total revenue increased to 65.5% for the nine months ended September 30, 2016, as compared to 64.1% in 2015, primarily due to improvements in the Acceptance Now segment, as discussed further in the segment performance section below. Excluding other charges, gross profit was $1,492.3 million, or 65.5% of revenue for the nine months ended September 30, 2016, compared to $1,626.4 million, or 65.5% of revenue for the comparable period of 2015. These changes are primarily due to the decrease in the Core U.S. store revenue, as discussed further in the segment performance section below.
Store Labor. Store labor decreased by $47.7 million, or 7.4%, to $595.7 million, for the nine months ended September 30, 2016, as compared to $643.4 million in 2015. Labor in the Core U.S. segment decreased $42.2 million due to our flexible labor initiative and the continued rationalization of the Core U.S. store base. Store labor expressed as a percentage of total store revenue was 26.3% for the nine months ended September 30, 2016, as compared to 26.1% in 2015.
Other Store Expenses. Other store expenses decreased by $31.7 million, or 5.0%, to $599.8 million for the nine months ended September 30, 2016, as compared to $631.4 million in 2015. Other store expenses in the Core U.S. segment decreased $31.8 million due primarily to the continued rationalization of the Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 26.5% for the nine months ended September 30, 2016, compared to 25.6% in 2015.
General and Administrative Expenses. General and administrative expenses decreased by $6.1 million, or 4.8%, to $121.4 million for the nine months ended September 30, 2016, as compared to $127.5 million in 2015, primarily driven by lower incentive compensation. General and administrative expenses expressed as a percentage of total revenue increased to 5.3% for the nine months ended September 30, 2016, compared to 5.1% in 2015.
Other Charges. Other charges increased by $5.8 million, or 35.3%, to $22.2 million for the nine months ended September 30, 2016, as compared to $16.4 million in 2015. Other charges for the nine months ended September 30, 2016 included restructuring charges for the closure of Core U.S., Acceptance Now, and Mexico locations.
Operating Profit. Operating profit decreased by $20.2 million, or 17.9%, to $92.7 million for the nine months ended September 30, 2016, as compared to $112.9 million in 2015 due to decreases of $23.0 million and $8.6 million in the Core U.S. and Acceptance Now segments, offset by an increase of $11.2 million in the Mexico segment as discussed in the segment performance sections below. Operating profit expressed as a percentage of total revenue decreased to 4.1% for the nine months ended September 30, 2016, from 4.5% in 2015. Excluding other charges, operating profit was $114.9 million, or 5.0% of

RENT-A-CENTER, INC. AND SUBSIDIARIES

revenue for the nine months ended September 30, 2016, compared to $164.0 million, or 6.6% of revenue for the comparable period of 2015. These changes are primarily due to the decrease in Core U.S. gross profit, as discussed further in the segment performance section below.
Income Tax Expense. Income tax expense decreased by $13.4 million, or 45.0%, to $16.4 million for the nine months ended September 30, 2016, as compared to $29.8 million in 2015. The effective tax rate was 28.5% for the nine months ended September 30, 2016, compared to 39.2% in 2015, primarily due to discrete income tax items and an increase in tax credits. Excluding other charges, the effective tax rate was 33.2% for the nine months ended September 30, 2016, as compared to 38.0% in 2015, primarily due to the increase in tax credits.

Segment Performance
Core U.S. segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$481,805	$575,356	$(93,551)	(16.3)%	$1,596,782	$1,798,055	$(201,273)	(11.2)%
Gross profit	343,071	374,214	(31,143)	(8.3)%	1,138,089	1,236,964	(98,875)	(8.0)%
Operating profit	26,058	15,700	10,358	66.0%	127,009	149,971	(22,962)	(15.3)%
Change in same store revenue				(12.0)%				(7.2)%
Stores in same store revenue calculation				1,652				2,022
Revenues. The decrease in revenues for the three- and nine-month periods ended September 30, 2016, was driven primarily by a decrease in rentals and fees revenue of $85.2 million and $178.9 million, respectively, as compared to 2015. This decrease is primarily due to the decrease in same store revenue and the continued rationalization of our Core U.S. store base. The decrease in same store revenue was driven primarily by the impact of our store information management system implementation and system outages, and other factors including the recast of the smartphone category, declines in television and computer/tablet categories, deterioration in oil affected markets, and merged stores reentering the comp base. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased for the three- and nine-month periods ended September 30, 2016, as compared to 2015, primarily due to the decrease in store revenue as discussed above, partially offset by the $34.7 million write-down of smartphone inventory in the third quarter of 2015. Gross profit as a percentage of segment revenues increased to 71.2% and 71.3% for the three- and nine-month periods ended September 30, 2016, respectively, as compared to 65.0% and 68.8% for the respective periods in 2015. Excluding other charges, gross profit as a percentage of segment revenue was 71.2% and 71.3% for the three- and nine-months ended September 30, 2016, respectively, as compared to 71.1% and 70.7% for the respective periods in 2015.
Operating Profit. Operating profit as a percentage of segment revenues was 5.4% and 8.0% for the three- and nine-month periods ended September 30, 2016, respectively, compared to 2.7% and 8.3% for the respective periods in 2015. Excluding other charges, operating profit as a percentage of segment revenues decreased to 5.6% and 9.2% for the three- and nine-months ended September 30, 2016, respectively, compared to 10.7% and 11.0% for the respective periods in 2015. Labor, as a percentage of store revenue, was negatively impacted by sales deleverage and higher health care expenses, partially offset by improved labor productivity and lower incentive compensation. Other store expenses, as a percentage of store revenue, were negatively impacted by sales deleverage, increased customer stolen merchandise losses, and higher advertising costs, partially offset by a lower store count. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 4.7% and 3.7% for three and nine-month periods ended September 30, 2016, compared to 3.4% and 3.3% for the respective periods in 2015. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 2.1% and 1.8% for the three- and nine-month periods ended September 30, 2016, compared to 2.1% and 1.9% for the same respective periods in 2015. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acceptance Now segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$194,398	$196,652	$(2,254)	(1.1)%	$624,310	$621,393	$2,917	0.5%
Gross profit	102,998	102,133	865	0.8%	319,492	315,193	4,299	1.4%
Operating profit	29,592	28,901	691	2.4%	86,508	95,129	(8,621)	(9.1)%
Change in same store revenue				(0.9)%				(0.8)%
Stores in same store revenue calculation				1,016				1,252
Revenues. The decrease in revenues for the three months ended September 30, 2016 compared to same period in 2015 was primarily driven by a decrease in same store revenue. The increase in revenues for the nine-months ended September 30, 2016 over the same year ago period was driven by revenue growth in locations open less than 12 months.
Gross profit. Gross profit increased for the three- and nine-month periods ended September 30, 2016 compared to the same respective periods in 2015. Gross profit as a percentage of segment revenues was 53.0% and 51.2% for the three- and nine-month periods ended September 30, 2016, as compared to 51.9% and 50.7% for the same respective periods in 2015. Gross profit was favorably impacted by the completed lap of the 90 day option pricing changes and our increased focus on driving profitable sales.
Operating profit. Operating profit increased for the three-month period ended September 30, 2016 and decreased for the nine-month period ended September 30, 2016 as compared to the respective periods in 2015. The increase in operating profit for the three-month period ended September 30, 2016 was primarily due to continued improvement in gross profit described above. Other store expenses, as a percentage of store revenue, for the three- and nine-month period-ended September 30, 2016 were negatively impacted by higher customer stolen merchandise. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.4% and 9.2% for the three- and nine-month periods ended September 30, 2016, compared to 8.2% and 7.9% for the respective periods in 2015. The ratio of agreement charge-offs to total agreements in this segment is comparable to the Core U.S. segment but the percentage of revenue is higher, primarily due to the higher cost of rental merchandise in this segment. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.3% and 1.1% for the three- and six-month periods ended September 30, 2016, as compared to 0.6% and 0.8% for the respective periods in 2015. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims.
Mexico segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$12,454	$14,528	$(2,074)	(14.3)%	$39,514	$48,799	$(9,285)	(19.0)%
Gross profit	8,897	9,500	(603)	(6.3)%	27,478	32,521	(5,043)	(15.5)%
Operating profit (loss)	235	(2,359)	2,594	110.0%	(1,803)	(12,992)	11,189	86.1%
Change in same store revenue				10.1%				10.8%
Stores in same store revenue calculation				85				85
Revenues. Revenues for the three- and nine-month periods ended September 30, 2016, were negatively impacted by approximately $1.8 million and $7.0 million, respectively, due to exchange rate fluctuations as compared to the respective periods in 2015. On a constant currency basis, revenue was positively impacted by the improvement in same store revenue, but negatively impacted by store closures in 2016 and 2015.
Gross Profit. Gross profit for the three- and nine-month periods ended September 30, 2016, was negatively impacted by approximately $1.3 million and $4.9 million, respectively, due to exchange rate fluctuations as compared to the respective periods in 2015. On a constant currency basis, gross profit also decreased as a result of decreased revenues in the segment due to store

RENT-A-CENTER, INC. AND SUBSIDIARIES

closures in 2016 and 2015. Gross profit as a percentage of segment revenues was 71.4% and 69.5% for the three- and nine-month periods ended September 30, 2016, as compared to 65.4% and 66.6% for the respective periods in 2015.
Operating Profit (Loss). Operating results were positively impacted by approximately $0.4 million for the three-month period ended September 30, 2016 and negatively impacted by approximately $0.5 million for the nine-month period ended September 30, 2016 due to exchange rate fluctuations compared to respective periods in 2015. Operating results as a percentage of segment revenues increased to 1.9% and (4.6)% for the three- and nine-month periods ended September 30, 2016, respectively, from (16.2)% and (26.6)% for the same respective periods in 2015. Operating losses for the nine-month period ended September 30, 2016 included restructuring charges of $2.3 million, related to store closures in the first quarter of 2016. Excluding these store closure charges, operating results as a percentage of segment revenues would have been 1.3% for the nine-months ended September 30, 2016, compared to (20.4)% in 2015, as a result of operating initiatives designed to improve the financial performance of our Mexico operations.
Franchising segment.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(Dollar amounts in thousands)	2016	2015	$	%	2016	2015	$	%

Revenues	$5,220	$5,069	$151	3.0%	$18,542	$16,340	$2,202	13.5%
Gross profit	2,260	2,765	(505)	(18.3)%	7,269	7,056	213	3.0%
Operating profit	1,430	1,797	(367)	(20.4)%	4,268	4,004	264	6.6%
Revenues. Merchandise sales and royalty income and fees increased approximately $0.2 million and $2.2 million for the three- and nine-month periods ended September 30, 2016, compared to the respective periods in 2015.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 43.3% and 39.2% for the three- and nine-month periods ended September 30, 2016, from 54.5% and 43.2% for the same respective periods in 2015.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 27.4% and 23.0% for the three- and nine- month periods ended September 30, 2016, compared to 35.5% and 24.5% for the respective periods in 2015.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2016, we had $374.6 million of net cash provided by operating activities. We paid down debt by $233.3 million from cash generated from operations and a $80.0 million income tax refund. We also used cash in the amount of $46.8 million for capital expenditures and $21.3 million for payment of dividends, ending the nine-month period with $130.3 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $125.3 million to $374.6 million for the nine months ended September 30, 2016, from $249.3 million in 2015. This was primarily attributable to the receipt in 2016 of income tax refunds of approximately $80.0 million in addition to a decrease in merchandise purchases due to lower sales in the Core U.S. segment and lower 90 days same as cash sales in the Acceptance Now segment.
Cash used in investing activities decreased approximately $22.6 million to $45.4 million for the nine months ended September 30, 2016, from $68.0 million in 2015, due primarily to a decrease in capital expenditures and business acquisitions, partially offset by increased property sales.
Net cash used in financing activities was $254.5 million for the nine months ended September 30, 2016, compared to $165.2 million in 2015, a change of $89.3 million, primarily driven by our net reduction in debt of $233.3 million for the nine months ended September 30, 2016, as compared to a net decrease in debt of $128.5 million for the comparable period in 2015, and lower dividend payments year over year.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Our revolving credit facilities, including our $20.0 million line of credit at INTRUST Bank, provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million, of which $584.3 million was available as of October 26, 2016, at which date we had $132.1 million in cash. To the extent we have available cash that is not necessary to fund the items listed above, and subject to conditions and covenants within our Credit Agreement, we may declare and pay dividends on our common stock, make additional payments to reduce our existing debt or repurchase additional shares of our common stock. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the bonus depreciation to 2015 and through December 2019. The PATH act permits first-year bonus depreciation deductions of 50% in 2015-2017, 40% in 2018, and 30% in 2019. The PATH act resulted in an estimated benefit of $100 million for us in 2015. Most, if not all, of the 2015 tax liability had been paid by December 15, 2015, so a refund of approximately $80 million was requested from the IRS and received in early 2016. We estimate the remaining tax deferral associated with these acts is approximately $180 million at September 30, 2016, of which approximately 76.7%, or $138 million will reverse in 2016, and the remainder will reverse between 2017 and 2018. We also estimate a benefit of $100 million resulting from bonus depreciation in 2016 which will offset the $138 million reversal, resulting in a net negative impact to cash taxes of $38 million.
Merchandise Losses. Merchandise losses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer stolen merchandise	$41,962	$38,076	$124,070	$116,462
Other merchandise losses (1)	12,917	13,090	35,420	38,141
Total merchandise losses	$54,879	$51,166	$159,490	$154,603
__________

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $46.8 million and $61.1 million on capital expenditures during the nine months ended September 30, 2016 and 2015, respectively, and expect to spend between $70 million and $80 million in 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acquisitions and New Location Openings. During the first nine months of 2016, we acquired locations and accounts for an aggregate purchase price of approximately $2.3 million in three different transactions.
The table below summarizes the location activity for the nine-month period ended September 30, 2016.

	Nine Months Ended September 30, 2016
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,672	1,444	532	143	227	5,018
New location openings	—	101	50	1	1	153
Acquired locations remaining open	—	—	—	—	5	5
Conversions	—	(1)	—	—	—	(1)
Closed locations
Merged with existing locations	(183)	(171)	—	(4)	(1)	(359)
Sold or closed with no surviving location	(20)	—	(87)	(10)	(1)	(118)
Locations at end of period	2,469	1,373	495	130	231	4,698
Acquired locations closed and accounts merged with existing locations	3	—	—	—	—	3
Total approximate purchase price of acquired stores (in thousands)	$2,302	$—	$—	$—	$—	$2,302
Senior Debt. As discussed in Note 2 to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $90.7 million had been so utilized as of October 26, 2016, at which date $584.3 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.75% at October 26, 2016.
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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $4.4 million was outstanding as of September 30, 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2016:

	Payments Due by Period
Contractual Cash Obligations	Total		2016	2017-2018	2019-2020	Thereafter
	(In thousands)
Senior Term Debt	$192,376	(1)	$563	$4,500	$4,500	$182,813
Revolving Facility	—	(2)	—	—	—	—
6.625% Senior Notes(3)	380,013		9,697	38,788	331,528	—
4.75% Senior Notes(4)	309,375		5,938	23,750	23,750	255,937
Operating Leases	496,431		43,872	284,109	143,974	24,476
Total(5)	$1,378,195		$60,070	$351,147	$503,752	$463,226
__________

(1)
Amount referenced does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at September 30, 2016, was 0.84%.

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

(5)
As of September 30, 2016, we have $24.8 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
Our reporting units are generally our reportable operating segments identified in Note 7 to the consolidated financial statements. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include the general strength of the economy and other economic conditions that affect consumer preferences and spending, factors that affect the disposable income of our current and potential customers, our ability to execute on our multi-year program designed to transform and modernize our operations, including the flexible labor and sourcing and distribution initiatives, and our ability to successfully implement our new store information management system, including with respect to overcoming system slowness and outages, and effectively integrating this new system into ongoing store operations. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Based on the results of our 2015 annual goodwill impairment test, we concluded that an impairment of goodwill for the Core U.S. segment existed and we recorded a goodwill impairment charge of $1,170 million in the fourth quarter of 2015. As of the date of our annual impairment test, October 1, 2015, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $150.0 million and $54.4 million, respectively. In addition, the fair value of the Core U.S. and the Acceptance Now segments significantly exceeded their carrying value (by over 85% and 100%, respectively). During the nine months ended September 30, 2016, we did not identify any events or changes in circumstances that more likely than not would have reduced the fair value of a reporting unit below its carrying amount. If we fail to achieve the estimated revenue growth rates or operating margins, the fair value of a reporting unit could decrease below its carrying value, resulting in an impairment of goodwill that could have a material impact on our financial statements.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The adoption of ASU 2016-02 will be required for Rent-A-Center beginning January 1, 2019, with early adoption permitted. The ASU must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently in the process of determining the what impact the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required for Rent-A-Center on a retrospective basis beginning January 1, 2018, with early adoption permitted. We are currently in the process of determining the adoption date and what impact the adoption of this ASU will have on our presentation of cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2016, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.750%. We also had $192.4 million outstanding in Term Loans, and no outstanding borrowings under our Revolving Facility or our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at September 30, 2016, was $282.5 million. The fair value of the 4.750% senior notes, based on the closing price at September 30, 2016, was $211.3 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2016, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at September 30, 2016, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $2.0 million additional pre-tax charge or credit to our statement of earnings.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso and Canadian dollar to the U.S. dollar as the financial position and operating results of our stores in those countries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2016, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
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
Other than as described above, for the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 6. Exhibits.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

Date: October 28, 2016

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

10.40
Second Amendment to the Credit Agreement, dated effective as of September 30, 2016, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of October 4, 2016.)

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

INDEX TO EXHIBITS

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