Form 10-K
period 2016-12-31
RENT A CENTER INC DE
filed 2017-03-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Aggregate market value of the 51,850,190 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2016	$636,720,333
Number of shares of Common Stock outstanding as of the close of business on February 21, 2017:	53,196,843

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

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

•
our chief executive officer and chief financial officer transitions, including our ability to effectively operate and execute our strategies during the interim period and difficulties or delays in identifying and attracting a permanent chief executive officer and chief financial officer, each with the required level of experience and expertise;

•	failure to manage our store labor and other store expenses;

•	our ability to identify, develop and successfully execute strategic initiatives;

•	disruptions caused by the implementation and operation of our new store information management system, including capacity-related outages;

•	our ability to successfully market smartphones and related services to our customers;

•	our ability to develop and successfully implement virtual or e-commerce capabilities;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in prices of our products;

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
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash, credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 85% and 92% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our Mexico segment, respectively. Payments are made in advance on a monthly basis in our Acceptance Now segment.
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
Our Growth Strategy
Beginning in 2013, we launched a multi-year program designed to transform and modernize our operations in order to improve the profitability of the Core U.S. segment while continuing to grow our Acceptance Now segment. This program was focused on building new competencies and capabilities through a variety of operational and infrastructure initiatives such as introducing a new labor model in our Core U.S. rent-to-own stores, formulating a customer-focused, value-based pricing strategy, developing a new sourcing and distribution model, implementing new technology into our Acceptance Now locations, and introducing e-commerce capabilities to our Core U.S. segment. Many of these initiatives are now complete.
We remain focused on strengthening our Core business while continuing to build upon Acceptance Now’s recent success with signing pilot agreements with two new national retailers representing a significant scale opportunity. We will continue to review strategic priorities and opportunities in both businesses to enhance value.
In order to position the Company for long-term growth and profitability, we are taking important steps to drive operational improvements, including:

•
achieving an optimal product mix by shifting to a higher concentration of the higher-end, aspirational products that our customers want, and which have always helped make Rent-A-Center a leader in the rent-to-own industry;

•	providing a better value proposition and being more customer centric, which will help us extend average rental time, translating to happier, more loyal customers that return to us in the future;

•	stabilizing our workforce by adding back a full-time co-worker to most of our stores, as we believe that investing in the frontline will improve customer satisfaction and business results;

•	utilizing technology investments and new capabilities to enable or accelerate business strategies and find innovative, engaging ways to better serve customers; and

•	implementing a streamlined collection process and enhancing customer service through employee training to reduce delinquencies and collection times.
Our Operating Segments
We report four operating segments: Core U.S., Acceptance Now, Mexico, and Franchising. Additional information regarding our operating segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K, and financial information regarding these segments and revenues by geographic area are provided in Note S to the consolidated financial statements contained in this Annual Report on Form 10-K. Substantially all of our revenues for the past three years originated in the United States.
Core U.S.
Our Core U.S. segment is our largest operating segment, comprising approximately 70% of our consolidated net revenues for the year ended December 31, 2016. Approximately 79% of our business in this segment is from repeat customers.
At December 31, 2016, we operated 2,463 company-owned stores in the United States, Canada and Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
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
We intend to grow the Acceptance Now segment by increasing the number of our retail partners and the number of locations with our existing retail partners. As of December 31, 2016, we operated 1,431 staffed kiosk locations inside furniture and electronics retailers located in 40 states and Puerto Rico, and 478 virtual (direct) locations.
Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. At December 31, 2016, we operated 130 stores in this segment. The financial performance of our Mexico segment met our expectations in 2016 as a result of the operational initiatives implemented in 2015, and we are evaluating additional strategies for our operations in Mexico.
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
At December 31, 2016, this segment franchised 229 stores in 31 states operating under the Rent-A-Center (152 stores), ColorTyme (39 stores) and RimTyme (38 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $35,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31:

	2016	2015	2014
Core U.S.	2,463	2,672	2,824
Acceptance Now Staffed	1,431	1,444	1,406
Acceptance Now Direct	478	532	—
Mexico	130	143	177
Franchising	229	227	187
Total locations	4,731	5,018	4,594
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
For the year ended December 31, 2016, furniture and accessories accounted for approximately 37% of our consolidated rentals and fees revenue, consumer electronic products for 22%, appliances for 16%, computers for 6%, smartphones for 4% and other products and services for 15%.
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
Purchasing
Our centralized inventory management organization utilizes a combination of automated and manual merchandise planning, forecasting and replenishment processes to determine appropriate inventory levels to maintain in our third-party distribution centers and company-owned stores. Inventory levels are monitored on a daily basis, and purchase orders are processed and sent to manufacturers and distributors on a weekly basis to replenish inventory housed in our third-party distribution centers. We use customized software solution that builds recommended store replenishment orders based on current store inventory levels, current store rental and return trends, seasonality, product needs, desired weeks of supply targets, and other key factors. Approved orders are then passed through an automated solution to our third party distribution center and furniture manufacturers and product ships to the stores. The replenishment system and associated processes allow us to retain tight control over our inventory, ensure assortment diversity in our stores and assists us in having the right products available at the right time.
In our Core U.S. and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2016, approximately 12% of our merchandise purchases were attributable to Ashley Furniture Industries. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.
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
Marketing
We promote our products and services through television and radio commercials, print advertisements, store telemarketing, digital display advertisements, direct email campaigns, social networks, paid and organic search, website and store signage. Our advertisements emphasize such features as product and name-brand selection, the opportunity to pay as you go without credit, long-term contracts or obligations, delivery and set-up at no additional cost, product repair and loaner services at no extra cost, lifetime reinstatement and multiple options to acquire ownership, including 90 day option pricing, an early purchase option or through a fixed number of payments. In addition, we promote the “RAC Worry-Free Guarantee®” to further highlight these aspects of the rental purchase transaction. We believe that by leveraging our advertising efforts to highlight the benefits of the rental purchase transaction, we will continue to educate our customers and potential customers about the rent-to-own alternative to credit as well as solidify our reputation as a leading provider of high-quality, branded merchandise and services.
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

Industry & Competition
According to a report published by the Association of Progressive Rental Organizations in 2016, the $8.5 billion rent-to-own industry in the United States, Mexico and Canada consists of approximately 9,200 stores, serves approximately 4.8 million customers and approximately 83% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. We believe the number of consumers lacking access to credit is increasing. According to data released by the Fair Isaac Corporation on September 13, 2016, consumers in the “subprime” category (those with credit scores below 650) made up 31% of the United States population.
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
Employees
As of February 21, 2017, we had approximately 21,600 employees.

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
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 99 rent-to-own stores, and 82 and 73 Acceptance Now Staffed and Acceptance Now Direct locations, respectively, in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 28 Get It Now stores in Wisconsin and 46 Rent-A-Center stores in New Jersey.
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
Our Core U.S. store base is mature and our Acceptance Now business operates in an intensively competitive environment. We recently completed a multi-year program designed to address these dynamics by transforming and modernizing our operations in order to improve the profitability of the Core U.S. segment while continuing to grow profitably our Acceptance Now segment. We remain focused on strengthening our Core business while continuing to build upon Acceptance Now's recent success with signing pilot agreements with two new national retailers representing a significant scale opportunity. We will continue to review strategic priorities and opportunities in both businesses to enhance value.
In order to position the Company for long-term growth and profitability, we are taking important steps to drive operational improvements, including:

•
achieving an optimal product mix by shifting to a higher concentration of the higher-end, aspirational products that our customers want, and which have always helped make Rent-A-Center a leader in the rent-to-own industry;

•	providing a better value proposition and being more customer centric, which will help us extend average rental time, translating to happier, more loyal customers that return to us in the future;

•	stabilizing our workforce by adding back a full-time co-worker to most of our stores, as we believe that investing in the frontline will improve customer satisfaction and business results;

•	utilizing technology investments and new capabilities to enable or accelerate business strategies and find innovative, engaging ways to better serve customers; and

•	implementing a streamlined collection process and enhancing customer service through employee training to reduce delinquencies and collection times.
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
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 70% of our consolidated net revenues for the year ended December 31, 2016. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
We are in a management transition period in which the individuals serving as both our chief executive officer and chief financial officer are acting in interim roles. We may not be able to effectively operate and execute our strategies during this interim period and may encounter difficulties or delays in identifying and attracting a permanent chief executive officer and chief financial officer, each with the required level of experience and expertise.
On December 2, 2016, Guy J. Constant resigned as Executive Vice President - Finance, Chief Financial Officer & Treasurer of the Company, and Maureen B. Short was named as Interim Chief Financial Officer. On January 9, 2017, Robert D. Davis resigned as Chief Executive Officer and a director of the Company. On that date, our founder, former chief executive officer, and Chairman of the Board, Mark E. Speese, was named as Interim Chief Executive Officer. We are in the process of searching for a permanent chief executive officer and chief financial officer. However, if we are unsuccessful in appointing a chief executive officer and a chief financial officer each with the required level of experience and expertise in a timely manner, our operations and business strategies could be materially and adversely affected. Any significant leadership change or executive management transition creates uncertainty, involves inherent risk, and may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.
Our ability to attract and retain key employees may be adversely impacted by the recent executive departures and resulting management transition, and our recent financial results.
Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of the recent changes in our executive management team, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert their attention away from other key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result.
Our future success depends in large part upon our ability to attract and retain key management executives and other key employees. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity compensation. Because of our lower than expected operating results for the year ended December 31, 2016, our senior management did not earn any amounts under the annual cash incentive plan for 2016, and salary increases and future cash incentive compensation opportunities could be limited. In addition, our long-term incentive program includes equity awards in the form of stock options and restricted stock units. Any prolonged inability to provide salary increases or cash incentive compensation opportunities, or if the anticipated value of such equity awards does not materialize or our equity compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate executives and key employees could be weakened. In addition the uncertainty and operational disruptions caused by the management changes and related transitions could result in additional key employees deciding to leave the Company. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted.
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
Our Acceptance Now segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our Acceptance Now segment to lose customers, substantially decreasing the revenues and earnings of our Acceptance Now segment. This could adversely affect our financial results. In 2016, approximately 73% of the total revenue of the Acceptance Now segment originated at our Acceptance Now kiosks located in stores operated by six retail partners. We may be unable to continue growing the Acceptance Now segment if we are unable to find third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.
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
With the continued expansion of Internet use, as well as mobile computing devices and smartphones, competition from the e-commerce sector continues to grow. We have launched virtual capabilities within our Acceptance Now and Core U.S. segments. There can be no assurance we will be able to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.
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
We opened our first store in Mexico in October 2010, and operated 130 stores in Mexico as of December 31, 2016. Changes in the business, regulatory or political climate in Mexico could adversely affect our operations there. Mexico is also subject to certain potential risks and uncertainties that are beyond our control, such as violence, social unrest, enforcement of property rights and public safety and security that could restrict or eliminate our ability to open new or operate some or all of our locations in Mexico, or significantly reduce customer traffic or demand. In addition, our assets, investments in, earnings from and dividends from our Mexican subsidiaries must be translated to U.S. dollars from the Mexican peso. Accordingly, we are exposed to risks associated with fluctuations of the exchange rate for the Mexican peso which may have an impact on our future costs or on future cash flows from our Mexico operations, and could adversely affect our financial performance.
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
In the third quarter of 2016, we experienced unexpected capacity-related system outages of our new store information management system in our Core U.S. stores which negatively impacted our third quarter operating results. In the fourth quarter of 2016, we implemented software releases to improve stability and added hardware to help mitigate over-utilization issues. As a result, we did not experience any additional capacity-related outages in the fourth quarter of 2016.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or upon certain changes in the constitution of Rent-A-Center’s Board of Directors. As of December 31, 2016, $191.8 million was outstanding under our senior credit facilities.
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
We are subject to unclaimed property audits by states in the ordinary course of business. A comprehensive multi-state unclaimed property audit is currently in progress. The property subject to review in this audit process includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. Management believes it is too early to determine the ultimate outcome of this audit, as our remediation efforts are still in process and there have been recent developments in escheat laws which may be applicable to this matter.
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015, through October 10, 2016, and seeks damages in unspecified amounts. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

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

2016	High	Low	Cash Dividends Declared
Fourth Quarter	$13.16	$8.00	$0.08
Third Quarter	$13.73	$10.20	$0.08
Second Quarter	$15.94	$11.21	$0.08
First Quarter	$16.37	$9.76	$0.08

2015	High	Low	Cash Dividends Declared
Fourth Quarter	$26.26	$14.69	$0.24
Third Quarter	$29.66	$23.68	$0.24
Second Quarter	$33.59	$25.13	$0.24
First Quarter	$37.23	$26.47	$0.24
As of February 21, 2017, there were approximately 38 record holders of our common stock.
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
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of December 31, 2016, we had purchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million under this common stock repurchase program. No shares were repurchased during 2016 and 2015.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2011, and dividends, if any, were reinvested for all years ending December 31.

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2016, have been derived from our audited consolidated financial statements. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
(In thousands, except per share data)	2016		2015(1)		2014		2013	2012
Consolidated Statements of Operations
Revenues
Store
Rentals and fees	$2,500,053		$2,781,315		$2,745,828	(8)	$2,695,895	$2,653,925
Merchandise sales	351,198		377,240		290,048		278,753	300,077
Installment sales	74,509		76,238		75,889		71,475	67,071
Other	12,706		19,158		19,949		18,133	16,391
Franchise
Merchandise sales	16,358		15,577		19,236		24,556	32,893
Royalty income and fees	8,428		8,892		6,846		5,206	5,314
Total revenues	2,963,252		3,278,420		3,157,796		3,094,018	3,075,671
Cost of revenues
Store
Cost of rentals and fees	664,845		728,706		704,595		676,674	642,387
Cost of merchandise sold	323,727		356,696		231,520		216,206	241,219
Cost of installment sales	24,285		25,677		26,084		24,541	23,287
Other charges and (credits)	—		34,698	(4)	(6,836)	(9)	—	—
Franchise cost of merchandise sold	15,346		14,534		18,070		23,104	31,314
Total cost of revenues	1,028,203		1,160,311		973,433		940,525	938,207
Gross profit	1,935,049		2,118,109		2,184,363		2,153,493	2,137,464
Operating expenses
Store expenses
Labor	789,049		854,610		888,929		881,671	840,377
Other store expenses	791,614		833,914		842,254		789,212	764,770
General and administrative expenses	168,907		166,102		162,316		147,621	140,039
Depreciation, amortization and write-down of intangibles	80,456		80,720		83,168		86,912	79,249
Goodwill impairment charge	151,320	(2)	1,170,000	(5)	—		1,068	—
Other charges	20,299	(3)	20,651	(6)	14,234	(10)	—	—
Total operating expenses	2,001,645		3,125,997		1,990,901		1,906,484	1,824,435
Operating (loss) profit	(66,596)		(1,007,888)		193,462		247,009	313,029
Finance charges from refinancing	—		—		4,213	(11)	—	—
Interest expense, net	46,678		48,692		46,896		38,813	31,223
(Loss) earnings before income taxes	(113,274)		(1,056,580)		142,353		208,196	281,806
Income tax (benefit) expense	(8,079)		(103,060)	(7)	45,931		79,439	101,788
Net (loss) earnings	$(105,195)		$(953,520)		$96,422		$128,757	$180,018
Basic (loss) earnings per common share	$(1.98)		$(17.97)		$1.82		$2.35	$3.06
Diluted (loss) earnings per common share	$(1.98)		$(17.97)		$1.81		$2.33	$3.03
Cash dividends declared per common share	$0.32		$0.96		$0.93		$0.86	$0.69

Item 6. Selected Financial Data — Continued.

	December 31,
(Dollar amounts in thousands)	2016	2015(1)	2014	2013	2012
Consolidated Balance Sheet Data
Rental merchandise, net	$1,001,954	$1,136,472	$1,237,856	$1,124,198	$1,006,419
Intangible assets, net	60,560	213,899	1,377,992	1,373,518	1,352,888
Total assets	1,602,741	1,974,468	3,271,197	3,018,175	2,859,085
Total debt	724,230	955,833	1,042,813	916,275	687,500
Total liabilities	1,337,808	1,590,878	1,881,802	1,682,306	1,403,228
Total stockholders' equity	264,933	383,590	1,389,395	1,335,869	1,455,857

Operating Data (Unaudited)
Core U.S. and Mexico stores open at end of period	2,593	2,815	3,001	3,161	3,098
Acceptance Now Staffed locations open at end of period	1,431	1,444	1,406	1,325	966
Acceptance Now Direct locations open at end of period	478	532	—	—	—
Same store revenue (decrease) growth (12)	(6.2)%	5.7%	1.2%	(2.0)%	1.4%
Franchise stores open at end of period	229	227	187	179	224

(1)	Includes revisions for correction of deferred tax error associated with our goodwill impairment reported in the fourth quarter of 2015 as discussed in Note B in the consolidated financial statements.

(2)	Includes a $151.3 million goodwill impairment charge in the Core U.S. segment.

(3)
As discussed further in Note M, includes a $22.5 million restructuring charge primarily related to the closure of Core U.S. stores, Acceptance Now locations, and Mexico stores, partially offset by a $2.2 million litigation claims settlement

(4)	Includes a $34.7 million write-down of smartphones.

(5)	Includes a $1,170.0 million goodwill impairment charge in the Core U.S. segment.

(6)
As discussed further in Note M, includes a $7.5 million loss on the sale of Core U.S. and Canada stores, a $7.2 million charge related to the closure of Core U.S. and Mexico stores, $2.8 million of charges for start-up and warehouse closure expenses related to our sourcing and distribution initiative, a $2.0 million restructuring charge and $1.1 million of losses for other store sales and closures.

(7)	Includes $6.0 million of discrete adjustments to income tax reserves.

(8)	Includes a $0.6 million reduction of revenue due to consumer refunds as a result of an operating system programming error.

(9)	Includes a $6.8 million credit due to the settlement of a lawsuit against the manufacturers of LCD screen displays.

(10)
As discussed further in Note M, includes store closure charges of $5.1 million, corporate restructuring charges of $2.8 million, asset impairment charges of $4.6 million and a $1.8 million loss on the sale of stores in the Core U.S. segment.

(11)	Includes the effects of a $4.2 million financing expense related to the payment of debt origination costs and the write-off of unamortized financing costs.

(12)
In 2012, same store revenue growth includes revenues only of stores open throughout the full period and the comparable prior period. Beginning in 2013, new or acquired stores were added to the same store revenue base in the 13th full month of operation.

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
Overview
The Core U.S. segment experienced decreases in its revenues, gross profit and operating profit for the year ended December 31, 2016 as compared to 2015 primarily due to a 9.0% decrease in same store sales and the continued rationalization of our Core U.S. store base. Same store revenues were negatively impacted by unexpected capacity-related system outages occurring in the third quarter following the full implementation of our new store information system within our Core U.S. stores. We have implemented software releases to improve stability and added hardware to help mitigate over-utilization issues and did not experience any additional capacity-related system outages in the fourth quarter of 2016. However, the recovery from these outages to rebuild our portfolio and improve account management is taking longer than expected. We are currently evaluating and implementing a number of actions to stabilize the core business, focusing on product mix, pricing, our store-level workforce and delinquencies. As part of our continued rationalization of our Core U.S. store base, we closed, sold or converted 209 stores in 2016, 157 stores in 2015 and 202 stores in 2014.
Our annual goodwill impairment testing performed as of December 31, 2016 resulted in the recognition of an impairment charge of $151.3 million, thus writing off the remaining goodwill in the Core U.S. segment. The impairment is a non-cash charge and does not affect our liquidity, debt covenants or our ability to declare and pay dividends. The goodwill in our Acceptance Now segment was not impaired.
The growth in our Acceptance Now segment was relatively flat for the year ended December 31, 2016 as compared to 2015. We did experience an increase in charge-offs due to customer stolen merchandise. Expressed as a percentage of revenues, charge-offs were approximately 10% in 2016 as compared to 8.5% in 2015. This is due to an increase in multi-line vendor partners which offer higher risk merchandise versus a traditional furniture vendor as well as challenges in operational execution of the account management process.
Cash flow from operations was $353.7 million for the year ended December 31, 2016. We used our free cash flow to pay down debt by $233.8 million, ending the period with $95.4 million of cash and cash equivalents.
Recent Developments
Executive Management Changes.

•
On December 2, 2016, Guy J. Constant resigned from his position as Chief Financial Officer and Maureen B. Short was appointed as our Interim Chief Financial Officer. Ms. Short joined the Company in 2008 and has served as Senior Vice President - Finance, Investor Relations and Treasury since November 2014.

•
On January 9, 2017, Robert D. Davis resigned from his position as Chief Executive Officer and Mark E. Speese was appointed as our Interim Chief Executive Officer. Mr. Speese has served as the Chairman of the Board since October 2001 and as one of the Company's directors since 1990.

The following table is a reference for the discussion that follows.

	Year Ended December 31,			2016-2015 Change		2015-2014 Change
(Dollar amounts in thousands)	2016	2015	2014	$	%	$	%
Revenues
Store
Rentals and fees	$2,500,053	$2,781,315	$2,745,828	$(281,262)	(10.1)%	$35,487	1.3%
Merchandise sales	351,198	377,240	290,048	(26,042)	(6.9)%	87,192	30.1%
Installment sales	74,509	76,238	75,889	(1,729)	(2.3)%	349	0.5%
Other	12,706	19,158	19,949	(6,452)	(33.7)%	(791)	(4.0)%
Total store revenues	2,938,466	3,253,951	3,131,714	(315,485)	(9.7)%	122,237	3.9%
Franchise
Merchandise sales	16,358	15,577	19,236	781	5.0%	(3,659)	(19.0)%
Royalty income and fees	8,428	8,892	6,846	(464)	(5.2)%	2,046	29.9%
Total revenues	2,963,252	3,278,420	3,157,796	(315,168)	(9.6)%	120,624	3.8%
Cost of revenues
Store
Cost of rentals and fees	664,845	728,706	704,595	(63,861)	(8.8)%	24,111	3.4%
Cost of merchandise sold	323,727	356,696	231,520	(32,969)	(9.2)%	125,176	54.1%
Cost of installment sales	24,285	25,677	26,084	(1,392)	(5.4)%	(407)	(1.6)%
Total cost of store revenues	1,012,857	1,111,079	962,199	(98,222)	(8.8)%	148,880	15.5%
Other charges and (credits)	—	34,698	(6,836)	(34,698)	(100.0)%	41,534	607.6%
Franchise cost of merchandise sold	15,346	14,534	18,070	812	5.6%	(3,536)	(19.6)%
Total cost of revenues	1,028,203	1,160,311	973,433	(132,108)	(11.4)%	186,878	19.2%
Gross profit	1,935,049	2,118,109	2,184,363	(183,060)	(8.6)%	(66,254)	(3.0)%
Operating expenses
Store expenses
Labor	789,049	854,610	888,929	(65,561)	(7.7)%	(34,319)	(3.9)%
Other store expenses	791,614	833,914	842,254	(42,300)	(5.1)%	(8,340)	(1.0)%
General and administrative	168,907	166,102	162,316	2,805	1.7%	3,786	2.3%
Depreciation, amortization and write-down of intangibles	80,456	80,720	83,168	(264)	(0.3)%	(2,448)	(2.9)%
Goodwill impairment charge	151,320	1,170,000	—	(1,018,680)	—	1,170,000	—
Other charges	20,299	20,651	14,234	(352)	(1.7)%	6,417	45.1%
Total operating expenses	2,001,645	3,125,997	1,990,901	(1,124,352)	(36.0)%	1,135,096	57.0%
Operating (loss) profit	(66,596)	(1,007,888)	193,462	941,292	93.4%	(1,201,350)	(621.0)%
Finance charges from refinancing	—	—	4,213	—	—%	(4,213)	(100.0)%
Interest, net	46,678	48,692	46,896	(2,014)	(4.1)%	1,796	3.8%
(Loss) earnings before income taxes	(113,274)	(1,056,580)	142,353	943,306	89.3%	(1,198,933)	(842.2)%
Income tax (benefit) expense	(8,079)	(103,060)	45,931	94,981	92.2%	(148,991)	(324.4)%
Net (loss) earnings	$(105,195)	$(953,520)	$96,422	$848,325	89.0%	$(1,049,942)	(1,088.9)%
Comparison of the Years Ended December 31, 2016 and 2015
Store Revenue. Total store revenue decreased by $315.5 million, or 9.7%, to $2,938.5 million for the year ended December 31, 2016, from $3,254.0 million for 2015. This was primarily due to a decrease of approximately $302.1 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue generally represents revenue earned in 3,469 locations that were operated by us for 13 months or more. Same store revenues decreased by $134.7 million, or 6.2%, to $2,043.0 million for the year ended December 31, 2016, as compared to

$2,177.7 million in 2015. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment,     as discussed further in the segment performance section below. Same store revenues are reported on a constant currency basis.
Cost of Rentals and Fees. Cost of rentals and fees consists of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2016, decreased by $63.9 million, or 8.8%, to $664.8 million, as compared to $728.7 million in 2015. This decrease in cost of rentals and fees was primarily attributable to a $64.0 million decrease in the Core U.S. segment primarily as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 26.6% for the year ended December 31, 2016 as compared to 26.2% in 2015.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $33.0 million, or 9.2%, to $323.7 million for the year ended December 31, 2016, from $356.7 million in 2015, primarily attributable to a decrease of $24.8 million in the Core U.S. segment. The gross margin percent of merchandise sales increased to 7.8% for the year ended December 31, 2016, from 5.4% in 2015.
Other Charges - Cost of Revenues. During 2015, a charge of $34.7 million was recognized for the write-down of smartphones in the Core U.S. segment.
Gross Profit. Gross profit decreased by $183.1 million, or 8.6%, to $1,935.0 million for the year ended December 31, 2016, from $2,118.1 million in 2015, due primarily to a decrease of $177.2 million in the Core U.S. segment. Gross profit as a percentage of total revenue increased to 65.3% in 2016 compared to 64.6% in 2015 primarily due to improvements in the Acceptance Now segment, as discussed further in the segment performance section below. Excluding other charges, gross profit was $1,935.0 million, or 65.3% of revenue for the year ended December 31, 2016, compared to $2,152.8 million, or 65.7% of revenue for 2015. These changes are primarily due to the decrease in the Core U.S. store revenue.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $65.6 million, or 7.7%, to $789.0 million for the year ended December 31, 2016, as compared to $854.6 million in 2015. Labor in the Core U.S. segment decreased $59.5 million due to our flexible labor initiative and the continued rationalization of the Core U.S. store base. Store labor expressed as a percentage of total store revenue increased to 26.9% for the year ended December 31, 2016, from 26.3% in 2015.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $42.3 million, or 5.1%, to $791.6 million for the year ended December 31, 2016, as compared to $833.9 million in 2015. Other store expenses in the Core U.S. segment decreased $47.9 million due primarily to the continued rationalization of the Core U.S. store base. Other store expenses expressed as a percentage of total store revenue increased to 26.9% for the year ended December 31, 2016, from 25.6% in 2015.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $2.8 million, or 1.7%, to $168.9 million for the year ended December 31, 2016, as compared to $166.1 million in 2015, primarily due to severance costs. General and administrative expenses expressed as a percentage of total revenue increased to 5.7% for the year ended December 31, 2016, compared to 5.1% in 2015.
Goodwill Impairment Charge. During 2016 and 2015, we recognized goodwill impairment charges of $151.3 million and $1,170.0, respectively, due to an impairment in the goodwill in the Core U.S. segment. Goodwill impairment charge is discussed further in Note F in the consolidated financial statements.
Other Charges - Operating Expenses. Other charges relating to store sales and consolidations, startup costs related to our new sourcing and distribution network and corporate restructuring decreased by $0.4 million, or 1.7%, to $20.3 million in 2016, as compared to $20.7 million in 2015. Other charges for the year ended December 31, 2016 included restructuring charges for the closure of Core U.S., Acceptance Now, and Mexico locations, partially offset by a litigation claims settlement. See Note M to the notes to the consolidated financial statements for additional detail regarding these other charges.
Operating Loss. Operating loss decreased $941.3 million, or 93.4%, to $66.6 million for the year ended December 31, 2016, as compared to $1,007.9 million in 2015. Operating loss as a percentage of total revenue was 2.2% for the year ended December 31, 2016, as compared to 30.7% for 2015, primarily due to the goodwill impairment charges and other charges discussed above. Excluding the $171.6 million and $1,190.7 million of goodwill impairment and other charges in 2016 and 2015, respectively, discussed above, operating profit as a percentage of revenue would have been 3.5% and 5.6% in 2016 and 2015, respectively, discussed further in the Core U.S. segment performance section below.

Income Tax Benefit. Our effective income tax rate was 7.1% for 2016 as compared to a rate of 9.8% for 2015. The decrease in income tax benefit is primarily due to the lower goodwill impairment charge in 2016 compared to 2015.
Net Loss. Net loss was $105.2 million for the year ended December 31, 2016 as compared to $953.5 million in 2015, a decrease of $848.3 million
Comparison of the Years Ended December 31, 2015 and 2014
Store Revenue. Total store revenue increased by $122.2 million, or 3.9%, to $3,254.0 million for the year ended December 31, 2015, from $3,131.7 million for 2014. This was primarily due to an increase of approximately $173.5 million in the Acceptance Now segment, partially offset by decreases of approximately $42.8 million and $8.4 million in the Core U.S. and Mexico segments, respectively, as discussed further in the segment performance section below.
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
Other Charges and (Credits). During 2015, we recognized a $34.7 million charge for the write-down of smartphones as discussed above, compared to a $6.8 million credit recognized in 2014 as a result of a class-action settlement with the manufacturers of LCD screen displays, which is discussed further in Note L to the consolidated financial statements.
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
Goodwill Impairment Charge. During 2015, we recognized a $1,170.0 goodwill impairment charge due to an impairment in the goodwill in the Core U.S. segment. Goodwill impairment charge is discussed further in Note F to the notes to the consolidated financial statements.

Other Charges. Other charges increased by $6.4 million, or 45.1%, to $20.7 million in 2015, as compared to $14.2 million in 2014. See Note M to the notes to the consolidated financial statements for additional detail regarding these other charges.
Operating Profit (Loss). Operating loss was $1,007.9 million for the year ended December 31, 2015, as compared to an operating profit of $193.5 million in 2014, a decrease of $1,201.4 million. Operating loss as a percentage of total revenue was 30.7% for the year ended December 31, 2015, as compared to an operating profit of 6.1% for 2014, primarily due to the goodwill impairment charge and other charges and credits discussed above. Excluding the $1,225.3 million and $7.4 million of goodwill impairment charge and other charges and credits in 2015 and 2014, respectively, discussed above, operating profit as a percentage of revenue would have been 6.6% and 6.4% in 2015 and 2014, respectively, discussed further in the segment performance section below.
Finance Charges from Refinancing. We refinanced our senior credit facility during March 2014, and recognized a $4.2 million charge to write off approximately $2.3 million of new origination fees and $1.9 million of unamortized financing costs from our previous credit agreement.
Income Tax (Benefit) Expense. Our effective income tax rate was a benefit of 9.8% for 2015 as compared to an expense of 32.3% for 2014. The 2015 rate for income taxes is less than that of 2014 due primarily to the non-deductible portion of the goodwill write-down.
Net Earnings (Loss). Net loss was $953.5 million for the year ended December 31, 2015 as compared to net earnings of $96.4 million in 2014, a decrease of $1,049.9 million
Segment Performance
Core U.S. segment.

	Year Ended December 31,			2016-2015 Change		2015-2014 Change
(Dollar amounts in thousands)	2016	2015	2014	$	%	$	%
Revenues	$2,069,725	$2,371,823	$2,414,659	$(302,098)	(12.7)%	$(42,836)	(1.8)%
Gross profit	1,467,679	1,644,840	1,753,269	(177,161)	(10.8)%	(108,429)	(6.2)%
Operating (loss) profit	(1,020)	(959,447)	264,967	958,427	(99.9)%	(1,224,414)	(462.1)%
Change in same store revenue					(9.0)%		0.1%
Stores in same store revenue calculation					2,053		2,679
Revenues. Revenue decreased in 2016 compared to 2015, primarily driven by a decrease of $272.4 million in rentals and fees revenue and a $21.0 million decrease in merchandise sales. The decrease is primarily due to the decrease in same store revenue and the continued rationalization of our Core U.S. store base. The decrease in same store revenue was driven primarily by the impact of recovery challenges from the capacity-related outages of our store information management system that occurred in the third quarter, and other factors including the recast of the smartphone category, declines in television and computer/tablet categories, deterioration in oil affected markets, and heavy promotional activity. Same store revenue generally represents revenue earned in stores that were operated by us for 13 months or more.
Gross Profit. Gross profit decreased in 2016 from 2015, primarily due to the decrease in store revenue as discussed above, partially offset by the $34.7 million write-down of smartphones inventory in 2015. Gross profit as a percentage of segment revenues increased to 70.9% in 2016 from 69.3% in 2015. Excluding other charges, gross profit as a percentage of segment revenue was 70.9% in 2016 and 70.8% in 2015.
Operating Loss. Operating loss as a percentage of segment revenues was 0.1% in 2016 compared to operating loss of 40.5% for 2015. Excluding other charges, operating profit as a percentage of segment revenues decreased to 8.1%, for the year ended December 31, 2016, compared to 11.0% in 2015. Labor, as a percentage of store revenue, was negatively impacted by sales deleverage and higher health care expenses, partially offset by improved labor productivity. Other store expenses, as a percentage of store revenue, were negatively impacted by sales deleverage, and increased customer stolen merchandise losses, partially offset by a lower store count. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.7% for the year ended December 31, 2016, compared to 3.1% in 2015. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 2.0% for the years ended December 31, 2016 and 2015.

Acceptance Now segment.

	Year Ended December 31,			2016-2015 Change		2015-2014 Change
(Dollar amounts in thousands)	2016	2015	2014	$	%	$	%
Revenues	$817,814	$818,325	$644,853	$(511)	(0.1)%	$173,472	26.9%
Gross profit	422,381	420,980	372,012	1,401	0.3%	48,968	13.2%
Operating profit	105,925	123,971	112,918	(18,046)	(14.6)%	11,053	9.8%
Change in same store revenue					(0.4)%		25.8%
Stores in same store revenue calculation					1,297		1,286
Revenues. Revenues were flat for the year ended December 31, 2016 compared to 2015. Overall, this segment contributed approximately 27.6% of consolidated revenues in 2016 as compared to 25.0% in 2015.
Gross Profit. Gross profit increased for the year ended December 31, 2016 compared to 2015. Gross profit as a percentage of segment revenues was 51.6% in 2016 as compared to 51.4% in 2015.
Operating Profit. Operating profit as a percentage of total segment revenue decreased to 13.0% in 2016 from 15.1% for 2015. Other store expenses, as a percentage of store revenue, for the year ended December 31, 2016 were negatively impacted by higher customer stolen merchandise. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 10.0% in 2016 as compared to 8.5% in 2015, primarily due to an increase in multi-line vendor partners which offer higher risk merchandise versus a traditional furniture vendor, as well as challenges in operational execution of the account management process. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.9% and 0.6% in 2016 and 2015, respectively.
Mexico segment.

	Year Ended December 31,			2016-2015 Change		2015-2014 Change
(Dollar amounts in thousands)	2016	2015	2014	$	%	$	%
Revenues	$50,927	$63,803	$72,202	$(12,876)	(20.2)%	$(8,399)	(11.6)%
Gross profit	35,549	42,354	51,070	(6,805)	(16.1)%	(8,716)	(17.1)%
Operating loss	(2,449)	(14,149)	(21,961)	11,700	(82.7)%	7,812	(35.6)%
Change in same store revenue					6.6%		9.6%
Stores in same store revenue calculation					119		140
Revenues. Revenues for 2016 were negatively impacted by approximately $9.1 million due to exchange rate fluctuations as compared to 2015. On a constant currency basis, revenue for 2016 was negatively impacted by approximately 6.0% due primarily to the impact of store closures in 2016 and 2015.
Gross Profit. Gross profit for the year ended December 31, 2016 was negatively impacted by approximately $6.4 million due to exchange rate fluctuations as compared to 2015. On a constant currency basis, gross profit also decreased as a result of decreased revenues in the segment due to store closures in 2016 and 2015. Gross profit as a percentage of segment revenues increased to 69.8% in 2016 from 66.4% in 2015 primarily due to revenue mix and higher merchandise sales gross margin due to pricing initiatives.
Operating Loss. Operating losses were positively impacted by approximately $1.4 million for the year ended December 31, 2016 due to exchange rate fluctuations compared to 2015. Operating losses as a percentage of segment revenues decreased to 4.8% in 2016 from 22.2% for 2015. Operating losses included restructuring charges of $2.3 million and $3.0 million, related to store closures during 2016 and 2015, respectively. Excluding these store closure charges, operating losses as a percentage of segment revenues would have been 0.3% in 2016, compared to 17.5% in 2015 as a result of operating initiatives designed to improve the financial performance of our Mexico operations.

Franchising segment.

	Year Ended December 31,			2016-2015 Change		2015-2014 Change
(Dollar amounts in thousands)	2016	2015	2014	$	%	$	%
Revenues	$24,786	$24,469	$26,082	$317	1.3%	$(1,613)	(6.2)%
Gross profit	9,440	9,935	8,012	(495)	(5.0)%	1,923	24.0%
Operating profit	5,650	5,793	3,295	(143)	(2.5)%	2,498	75.8%
Revenues. Merchandise sales and royalty income and fees increased approximately $0.3 million for the year ended December 31, 2016, compared to 2015.
Gross Profit. Gross profit as a percentage of segment revenues decreased to 38.1% in 2016 from 40.6% in 2015.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 22.8% in 2016 from 23.7% for 2015 primarily due to decreased gross profit.
Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016
Revenues	$835,652	$749,619	$693,877	$684,104
Gross profit	534,944	500,158	457,226	442,721
Operating profit (loss)	48,430	27,550	16,700	(159,276)
Net earnings (loss)	25,061	9,946	6,181	(146,383)
Basic earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Diluted earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Year Ended December 31, 2015
Revenues	$877,639	$815,343	$791,605	$793,833
Gross profit	564,593	538,529	488,612	526,375
Operating profit (loss)	56,598	49,701	6,565	(1,120,752)
Net earnings (loss)	27,298	23,147	(4,092)	(999,873)
Basic earnings (loss) per common share	$0.51	$0.44	$(0.08)	$(18.84)
Diluted earnings (loss) per common share	$0.51	$0.43	$(0.08)	$(18.84)
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24
(1) Fourth quarter net loss and loss per share revised for correction of deferred tax error associated with our goodwill impairment reported in the fourth quarter of 2015 as discussed in Note B in the consolidated financial statements.

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	64.0%	66.7%	65.9%	64.7%
Operating profit (loss)	5.8%	3.7%	2.4%	(23.3)%
Net earnings (loss)	3.0%	1.3%	0.9%	(21.4)%

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	64.3%	66.0%	61.7%	66.3%
Operating profit (loss)	6.4%	6.1%	0.8%	(141.2)%
Net earnings (loss)	3.1%	2.8%	(0.5)%	(126.0)%
Liquidity and Capital Resources
Overview.  For the year ended December 31, 2016, we generated $353.7 million in operating cash flow. We paid down debt by $233.8 million from cash generated from operations and an $84.9 million income tax refund. We also used cash in the amount of $61.1 million for capital expenditures and $25.6 million for payment of dividends, ending the year with $95.4 million in cash and cash equivalents.
Analysis of Cash Flow.  Net cash provided by operating activities increased by $123.2 million to $353.7 million in 2016 from $230.5 million in 2015. This was primarily attributable to the receipt in 2016 of income tax refunds of approximately $84.9 million in addition to a decrease in merchandise purchases due to lower sales in the Core U.S. segment and lower 90 days same as cash sales in the Acceptance Now segment.
Net cash used in investing activities decreased by $31.1 million to $59.0 million in 2016 from $90.1 million in 2015, due to a decrease in capital expenditures, business acquisitions, and property sales.
Net cash used in financing activities increased by $135.5 million to $259.4 million in 2016 from $123.9 million in 2015, primarily driven by our net reduction in debt of $233.8 million in 2016, as compared to a net decrease in debt of $74.4 million in 2015, and lower dividend payments year over year.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. As we implement our growth strategies, the need for additional rental merchandise is expected to remain our primary capital requirement. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. In the future, to provide any additional funds necessary for the continued operations and expansion of our business, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
We believe the cash flow generated from operations will be sufficient to fund our liquidity requirements as discussed above during the next 12 months. Should we require additional funding sources, we maintain revolving credit facilities, including a $20.0 million line of credit at INTRUST Bank, which provide us with revolving loans in an aggregate principal amount not exceeding $695.0 million. At February 21, 2017, we had $77.9 million in cash and $91.1 million in outstanding letters of credit, resulting in availability of $583.9 million in our revolving credit facilities.
In order to draw on our credit facilities, we must be in compliance with certain debt covenant requirements. We are required to maintain certain financial ratios under the Credit Agreement, including a consolidated fixed charge coverage ratio of no less than 1.50:1, and a consolidated senior secured leverage ratio of no greater than 4.00:1. At December 31, 2016, our consolidated fixed charge coverage ratio was 1.50:1, and our consolidated senior secured leverage ratio was 3.58:1. If our consolidated EBITDA continues to decline, our consolidated fixed charge coverage ratio or our consolidated senior secured leverage ratio may not meet the required levels, which would be a breach of the Credit Agreement. A breach of either covenant may result in acceleration of all amounts outstanding under the Credit Agreement (upon consent or request of more than 50% of the lenders). If all amounts outstanding under the Credit Agreement were to become due and we were unable to repay such amounts, a default under our senior notes would occur which may result in the holders of the notes declaring the full principal amount of, and all accrued and unpaid interest on, the notes immediately due and payable. We cannot assure you that we would have enough funds to immediately pay our accelerated senior credit facilities and senior note obligations or that we would be able to obtain financing to do so on favorable terms, if at all. We are reviewing any potential impacts of our expected operating performance on covenant compliance and are in discussions with our lead bank regarding near and long-term solutions, including amendment, waiver and refinancing.
As of December 31, 2016, the revolving credit facilities were undrawn and the amount we could borrow under our revolving credit facilities was effectively limited by the consolidated senior secured leverage ratio covenant to an amount equal to $78.0 million.

We generally have used the revolving credit facilities to manage normal fluctuations in operational cash flow caused by the timing of cash receipts, drawing funds and repaying those amounts as cash is generated by our operating activities.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the bonus depreciation to 2015 and through December 2019. The PATH act permits first-year bonus depreciation of 50% in 2015-2017, 40% in 2018, and 30% in 2019. The PATH act resulted in an estimated benefit of $154 million for us in 2016. We estimate the remaining tax deferral associated with these acts is approximately $199 million at December 31, 2016, of which approximately 75.4%, or $150 million will reverse in 2017, and the remainder will reverse between 2018 and 2019. We also estimate a benefit of $171 million resulting from bonus depreciation in 2017 which will offset the $150 million reversal, resulting in a net positive impact to cash taxes of $22 million.
Merchandise Losses.  Merchandise losses consist of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Customer stolen merchandise	$169,021	$154,781	$137,107
Other merchandise losses(1)	49,731	52,003	41,770
Total merchandise losses	$218,752	$206,784	$178,877

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures.  We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $61.1 million, $80.9 million and $83.8 million on capital expenditures in the years 2016, 2015 and 2014, respectively.
Acquisitions and New Location Openings.  See Note F to the consolidated financial statements for information about cash used to acquire locations and accounts. The table below summarizes the location activity for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,672	1,444	532	143	227	5,018
New location openings	—	171	67	1	2	241
Acquired locations remaining open	—	—	—	—	5	5
Conversions	—	1	(2)	—	—	(1)
Closed locations
Merged with existing locations	(185)	(185)	—	(4)	(1)	(375)
Sold or closed with no surviving location	(24)	—	(119)	(10)	(4)	(157)
Locations at end of period	2,463	1,431	478	130	229	4,731
Acquired locations closed and accounts merged with existing locations	3	—	—	—	—	3
Total approximate purchase price (in millions)	$2.3	$—	$—	$—	$—	$2.3

	Year Ended December 31, 2015
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,824	1,406	—	177	187	4,594
New location openings	—	161	505	—	11	677
Acquired locations remaining open	5	—	—	—	—	5
Conversions	(40)	(29)	29	—	40	—
Closed locations				—
Merged with existing locations	(83)	(94)	—	(34)	—	(211)
Sold or closed with no surviving location	(34)	—	(2)	—	(11)	(47)
Locations at end of period	2,672	1,444	532	143	227	5,018
Acquired locations closed and accounts merged with existing locations	34	—	—	—	—	34
Total approximate purchase price (in millions)	$25.5	$—	$—	$—	$—	$25.5

	Year Ended December 31, 2014
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	3,010	1,325	—	151	179	4,665
New location openings	10	209	—	31	30	280
Acquired locations remaining open	6	—	—	—	—	6
Closed locations
Merged with existing locations	(163)	(127)	—	(5)	—	(295)
Sold or closed with no surviving location	(39)	(1)	—	—	(22)	(62)
Locations at end of period	2,824	1,406	—	177	187	4,594
Acquired locations closed and accounts merged with existing locations	13	—	—	—	—	13
Total approximate purchase price (in millions)	$21.2	$—	$—	$—	$—	$21.2
Senior Debt.  As discussed in Note I to the consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans, and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $91.1 million had been so utilized as of February 21, 2017, at which date $583.9 million was available. The Term Loans are scheduled to mature on March 19, 2021 and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.91% at February 21, 2017.
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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $2.8 million was outstanding as of December 31, 2016.

Contractual Cash Commitments.  The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2016:

	Payments Due by Period
(In thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Senior Term Debt(1)	$191,813	$2,250	$4,500	$185,063	$—
6.625% Senior Notes(2)	370,316	19,394	38,788	312,134	—
4.75% Senior Notes(3)	303,437	11,875	23,750	267,812	—
Operating Leases	487,622	165,187	224,991	92,188	5,256
Total contractual cash obligations(4)	$1,353,188	$198,706	$292,029	$857,197	$5,256

(1)
Does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at December 31, 2016 was 0.91%.

(2)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(3)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(4)
As of December 31, 2016, we have $33.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
As of December 31, 2016, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $120.8 million, as compared to $115.4 million at December 31, 2015. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.

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
Our reporting units are generally our reportable operating segments identified in Note S to the consolidated financial statements. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include, but are not limited to, the general strength of the economy and other economic conditions that affect consumer preferences and spending and factors that affect the disposable income of our current and potential customers. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
We use a two-step approach to assess goodwill impairment. If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value of goodwill exceeds its implied fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the implied fair value, which is calculated as if the reporting unit had been acquired and accounted for as a business combination.
During the period from our 2015 goodwill impairment assessment through the third quarter 2016, we periodically analyzed whether any indicators of impairment had occurred. As part of these periodic analyses, we compared estimated fair value of the company, as determined based on the consolidated stock price, to its net book value. As the estimated fair value of the company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
Prior to completion of our annual October 2016 goodwill impairment test, we experienced a significant decline in our stock price, which we attribute to certain events occurring in the fourth quarter of 2016, including the release of our fourth quarter operating performance on a per share basis, and the announcement of changes in executive management.
On October 1, 2016, initial indications of the annual goodwill impairment assessment suggested the Company's derived fair value would exceed its carrying value as of the testing date. Subsequent to October 1, 2016, due to the events discussed above and a significant decline in our stock price, we deemed it more appropriate to assess goodwill impairment as of December 31, 2016, rather than the historical testing date. We believe this conclusion is consistent with the Financial Accounting Standards Board's intent with regards to testing goodwill for impairment.
In conjunction with the events occurring in the fourth quarter, and for purposes of our annual impairment testing at December 31, 2016, we updated our long-term business plan, which is used as the basis for estimating the future cash flows of our reporting units. That plan considered current economic conditions and trends, estimated future operating results, our views of growth rates, and anticipated future economic and regulatory conditions.
Step one of our annual goodwill impairment test as of December 31, 2016, was completed in February 2017. We determined the fair value of the Acceptance Now segment exceeded its carrying value, while the fair value of our Core U.S. segment was below its carrying value. Therefore, we conducted step two of the impairment test for our Core U.S. segment and determined the carrying value of goodwill in our Core U.S. segment exceeded its implied fair value, resulting in an impairment charge of $151.3 million.
At December 31, 2016, the remaining amount of goodwill was $55.3 million, solely attributable to the Acceptance Now segment. At December 31, 2015, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $150.8 million and $55.3 million, respectively.
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
Effect of New Accounting Pronouncements
Please refer to New Accounting Pronouncements in Note A of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of December 31, 2016, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625% and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $191.8 million outstanding in Term Loans, no outstanding borrowings under our Revolving Facility or our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at December 31, 2016, was $266.4 million. The fair value of the 4.75% senior notes, based on the closing price at December 31, 2016, was $206.3 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2016, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2016, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $1.9 million additional pre-tax charge or credit to our statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders' equity.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Rent‑A‑Center, Inc.:
We have audited the accompanying consolidated balance sheets of Rent‑A‑Center, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent‑A‑Center, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Rent‑A‑Center, Inc.:
We have audited Rent‑A‑Center, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Rent‑A‑Center, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 1, 2017

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of the Company, including the Interim Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to management and the Company’s Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Revenues
Store
Rentals and fees	$2,500,053	$2,781,315	$2,745,828
Merchandise sales	351,198	377,240	290,048
Installment sales	74,509	76,238	75,889
Other	12,706	19,158	19,949
Total store revenues	2,938,466	3,253,951	3,131,714
Franchise
Merchandise sales	16,358	15,577	19,236
Royalty income and fees	8,428	8,892	6,846
Total revenues	2,963,252	3,278,420	3,157,796
Cost of revenues
Store
Cost of rentals and fees	664,845	728,706	704,595
Cost of merchandise sold	323,727	356,696	231,520
Cost of installment sales	24,285	25,677	26,084
Total cost of store revenues	1,012,857	1,111,079	962,199
Other charges and (credits)	—	34,698	(6,836)
Franchise cost of merchandise sold	15,346	14,534	18,070
Total cost of revenues	1,028,203	1,160,311	973,433
Gross profit	1,935,049	2,118,109	2,184,363
Operating expenses
Store expenses
Labor	789,049	854,610	888,929
Other store expenses	791,614	833,914	842,254
General and administrative expenses	168,907	166,102	162,316
Depreciation, amortization and write-down of intangibles	80,456	80,720	83,168
Goodwill impairment charge	151,320	1,170,000	—
Other charges	20,299	20,651	14,234
Total operating expenses	2,001,645	3,125,997	1,990,901
Operating (loss) profit	(66,596)	(1,007,888)	193,462
Finance charges from refinancing	—	—	4,213
Interest expense	47,181	49,326	47,843
Interest income	(503)	(634)	(947)
(Loss) earnings before income taxes	(113,274)	(1,056,580)	142,353
Income tax (benefit) expense	(8,079)	(103,060)	45,931
Net (loss) earnings	$(105,195)	$(953,520)	$96,422
Basic (loss) earnings per common share	$(1.98)	$(17.97)	$1.82
Diluted (loss) earnings per common share	$(1.98)	$(17.97)	$1.81
Cash dividends declared per common share	$0.32	$0.96	$0.93
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net (loss) earnings	$(105,195)	$(953,520)	$96,422
Other comprehensive loss:
Foreign currency translation adjustments	(5,188)	(6,399)	(4,656)
Total other comprehensive loss	(5,188)	(6,399)	(4,656)
Comprehensive income (loss)	$(110,383)	$(959,919)	$91,766
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2016	2015
ASSETS
Cash and cash equivalents	$95,396	$60,363
Receivables, net of allowance for doubtful accounts of $3,593 and $3,614 in 2016 and 2015, respectively	69,785	69,320
Prepaid expenses and other assets	54,989	158,807
Rental merchandise, net
On rent	795,118	907,625
Held for rent	206,836	228,847
Merchandise held for installment sale	3,629	4,668
Property assets, net of accumulated depreciation of $522,101 and $482,448 in 2016 and 2015, respectively	316,428	330,939
Goodwill	55,308	206,122
Other intangible assets, net	5,252	7,777
Total assets	$1,602,741	$1,974,468
LIABILITIES
Accounts payable — trade	$108,238	$96,355
Accrued liabilities	332,196	332,553
Deferred income taxes	173,144	206,137
Senior debt, net	186,747	419,648
Senior notes, net	537,483	536,185
Total liabilities	1,337,808	1,590,878
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,519,369 and 109,441,911 shares issued in 2016 and 2015, respectively	1,095	1,094
Additional paid-in capital	827,107	818,339
Retained earnings	800,640	922,878
Treasury stock at cost, 56,369,752 shares in 2016 and 2015	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(16,232)	(11,044)
Total stockholders' equity	264,933	383,590
Total liabilities and stockholders' equity	$1,602,741	$1,974,468
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount
Balance at January 1, 2014	109,108	$1,091	$802,124	$1,880,320	$(1,347,677)	$11	$1,335,869
Net earnings	—	—	—	96,422	—	—	96,422
Other comprehensive loss	—	—	—	—	—	(4,656)	(4,656)
Exercise of stock options	212	2	4,645	—	—	—	4,647
Vesting of restricted share units	33	1	—	—	—	—	1
Tax effect of stock awards vested and options exercised	—	—	(150)	—	—	—	(150)
Stock-based compensation	—	—	6,559	—	—	—	6,559
Dividends declared	—	—	—	(49,297)	—	—	(49,297)
Balance at December 31, 2014	109,353	1,094	813,178	1,927,445	(1,347,677)	(4,645)	1,389,395
Net loss	—	—	—	(953,520)	—	—	(953,520)
Other comprehensive loss	—	—	—	—	—	(6,399)	(6,399)
Exercise of stock options	66	—	1,485	—	—	—	1,485
Vesting of restricted share units	23	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,865)	—	—	—	(5,865)
Stock-based compensation	—	—	9,541	—	—	—	9,541
Dividends declared	—	—	—	(51,047)	—	—	(51,047)
Balance at December 31, 2015	109,442	1,094	818,339	922,878	(1,347,677)	(11,044)	383,590
Net loss	—	—	—	(105,195)	—	—	(105,195)
Other comprehensive loss	—	—	—	—	—	(5,188)	(5,188)
Vesting of restricted share units	77	1	(1)	—	—	—	—
Tax effect of stock awards vested and options expired	—	—	(440)	—	—	—	(440)
Stock-based compensation	—	—	9,209	—	—	—	9,209
Dividends declared	—	—	—	(17,043)	—	—	(17,043)
Balance at December 31, 2016	109,519	$1,095	$827,107	$800,640	$(1,347,677)	$(16,232)	$264,933
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities
Net (loss) earnings	$(105,195)	$(953,520)	$96,422
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation of rental merchandise	657,090	718,100	685,115
Bad debt expense	15,449	15,260	15,509
Stock-based compensation expense	9,209	9,541	6,559
Depreciation of property assets	77,361	76,429	78,747
Loss on sale or disposal of property assets	3,718	11,897	10,363
Goodwill impairment charge	151,320	1,170,000	—
Amortization of intangibles	2,176	3,333	2,955
Amortization of financing fees	2,217	3,126	3,218
Deferred income taxes	(32,994)	(144,818)	26,796
Excess tax benefit related to stock awards	—	(86)	(331)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(523,697)	(622,149)	(796,672)
Receivables	(15,914)	(19,088)	(21,823)
Prepaid expenses and other assets	104,379	31,636	(130,690)
Accounts payable — trade	11,883	(45,523)	21,440
Accrued liabilities	(3,267)	(23,650)	21,505
Net cash provided by operating activities	353,735	230,488	19,113
Cash flows from investing activities
Purchase of property assets	(61,143)	(80,870)	(83,785)
Proceeds from sale of property assets	5,262	15,964	14,474
Acquisitions of businesses	(3,098)	(25,170)	(27,354)
Net cash used in investing activities	(58,979)	(90,076)	(96,665)
Cash flows from financing activities
Exercise of stock options	—	1,485	4,647
Excess tax benefit related to stock awards	—	86	331
Proceeds from debt	52,245	531,180	772,860
Repayments of debt	(286,065)	(605,620)	(646,323)
Dividends paid	(25,554)	(51,011)	(48,663)
Net cash provided by (used in) financing activities	(259,374)	(123,880)	82,852
Effect of exchange rate changes on cash	(349)	(2,295)	(1,448)
Net increase in cash and cash equivalents	35,033	14,237	3,852
Cash and cash equivalents at beginning of year	60,363	46,126	42,274
Cash and cash equivalents at end of year	$95,396	$60,363	$46,126
Supplemental cash flow information:
Cash paid during the year for:
Interest	$44,469	$49,386	$48,064
Income taxes (excludes $84,884, $116,337 and $3,372 of income taxes refunded in 2016, 2015 and 2014, respectively)	$18,536	$128,083	$146,250
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
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States, Canada and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. Our stores in Canada operate under the name "Rent-A-Centre." We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” At December 31, 2016, we operated 2,463 company-owned stores nationwide and in Canada and Puerto Rico, including 45 retail installment sales stores.
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers' locations. At December 31, 2016, we operated 1,431 Acceptance Now Staffed locations and 478 Acceptance Now Direct locations.
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico that lease household durable goods to customers on a rent-to-own basis. At December 31, 2016, we operated 130 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. At December 31, 2016, Franchising had 229 franchised stores operating in 31 states. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. Depreciation for merchandise is generally provided using the income forecasting method, which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise, and assumes no salvage value. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental purchase agreement period. Under the income forecasting method, merchandise held for rent is not depreciated and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity-based method similar to the units of production method. We depreciate merchandise (including computers and tablets) that is held for rent for at least 180 consecutive days using the straight-line method over a period generally not to exceed 18 months. Beginning in 2016, smartphones are depreciated over an 18 month straight-line basis beginning with the earlier of on rent or 90 consecutive days on held for rent.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Property Assets and Related Depreciation
Furniture, equipment and vehicles are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets (generally 5 years) by the straight-line method. Our building is depreciated over 40 years. Leasehold improvements are amortized over the useful life of the asset or the initial term of the applicable leases by the straight-line method, whichever is shorter.
We have incurred costs to develop computer software for internal use. We capitalize the costs incurred during the application development stage, which includes designing the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary stages along with post-implementation stages of internally developed software are expensed as incurred. Internally developed software costs, once placed in service, are amortized over various periods up to 10 years.
We incur repair and maintenance expenses on our vehicles and equipment. These amounts are recognized when incurred, unless such repairs significantly extend the life of the asset, in which case we amortize the cost of the repairs for the remaining useful life of the asset utilizing the straight-line method.
Goodwill and Other Intangible Assets
We record goodwill when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not subject to amortization but must be periodically evaluated for impairment. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. We perform an assessment of goodwill for impairment at the reporting unit level annually as of October 1, or when events or circumstances indicate that impairment may have occurred. Due to certain key events occurring in the fourth quarter, we performed our annual assessment of goodwill impairment for 2016 as of December 31st.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $90.6 million, $96.2 million and $94.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors, which are described more fully in Note N. We recognize share-based payment awards to our employees and directors at the estimated fair value on the grant date. Determining the fair value of any share-based award requires information about several variables that include, but are not limited to, expected stock volatility over the terms of the award, expected dividend yields, and the risk free interest rate. We base expected life on historical exercise and post-vesting employment-termination experience, and expected volatility on historical realized volatility trends. In addition, all stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least annually as actual forfeitures occur. Compensation costs are recognized net of estimated forfeitures over the requisite service period on a straight-line basis. We issue new shares to settle stock awards. Stock options are valued using a Black-Scholes pricing model. Time-vesting restricted stock units are valued using the closing price on the Nasdaq Global Select Market on the day before the grant date, adjusted for any provisions affecting fair value, such as the lack of dividends or dividend equivalents during the vesting period. Performance-based restricted stock units will vest in accordance with a total shareholder return formula, and are valued by a third-party valuation firm using Monte Carlo simulations.
Stock-based compensation expense is reported within general and administrative expenses in the consolidated statements of earnings.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
New Accounting Pronouncements
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Rent-A-Center adopted this ASU retrospectively as of January 1, 2016, and now reports debt issuance costs which were previously included in prepaid expenses and other assets as a deduction from the associated debt liabilities as disclosed in Notes I and J to the consolidated financial statements. This resulted in a reduction in prepaid expenses and other assets of $10.4 million and $12.5 million, respectively, a reduction in senior debt of $5.1 million and $6.0 million, respectively, and a reduction in senior notes of $5.3 million and $6.5 million, respectively, at December 31, 2016 and December 31, 2015. There was no impact to our results of operations or cash flows.
In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides additional guidance related to certain technical areas within ASU 2014-09. The adoption of these additional ASUs must be concurrent with the adoption of ASU 2014-09, which will be required for Rent-A-Center beginning January 1, 2018, with early adoption permitted as of the original effective date. These ASUs allow adoption with either retrospective application to each prior period presented, or modified retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the potential impact this new pronouncement will have on our financial statements and do not anticipate early adoption. We have not completed our evaluation and therefore cannot conclude whether the pronouncement will have a significant impact on our financial statements at this time. We expect to complete our evaluation by the end of 2017. We currently anticipate that we will utilize the modified retrospective method of adoption, however, this expectation may change following the completion of our evaluation of the impact of this pronouncement on our financial statements.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note B — Correction of Immaterial Errors
During the fourth quarter of 2016, we identified errors in accounting for our estimates for deferred taxes associated with our goodwill impairment reported in the fourth quarter 2015, resulting in an immaterial understatement of deferred income tax liabilities and overstatement of retained earnings, which affected periods beginning December 31, 2015 through September 30, 2016. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded the errors were immaterial to the prior periods. The errors resulted in an overstatement of income tax benefit and an understatement of net loss of $86.9 million, respectively, for the year ended December 31, 2015; a corresponding understatement of deferred income taxes and overstatement of retained earnings in our consolidated balance sheet at December 31, 2015; and non-cash impacts to net loss and deferred income taxes in our consolidated cash flow statement at December 31, 2015.
Due to the immaterial nature of the error correction, we revised our historical financial statements based on the amounts discussed above for 2015 herein, and will revise the quarters within 2016 when they are published in future filings.

Note C — Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

	December 31,
(In thousands)	2016	2015
Installment sales receivable	$55,834	$57,010
Trade and notes receivables	14,067	15,924
Other receivables	3,477	—
Total receivables	73,378	72,934
Less allowance for doubtful accounts	(3,593)	(3,614)
Total receivables, net of allowance for doubtful accounts	$69,785	$69,320
The allowance for doubtful accounts related to installment sales receivable was $3.3 million and $3.4 million, and the allowance for doubtful accounts related to trade and notes receivable was $0.3 million and $0.2 million at December 31, 2016 and 2015, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Beginning allowance for doubtful accounts	$3,614	$4,023	$3,700
Bad debt expense	15,449	15,260	15,509
Accounts written off	(16,095)	(16,317)	(15,718)
Recoveries	625	648	532
Ending allowance for doubtful accounts	$3,593	$3,614	$4,023
Note D — Rental Merchandise

	December 31,
(In thousands)	2016	2015
On rent
Cost	$1,338,670	$1,527,384
Less accumulated depreciation	(543,552)	(619,759)
Net book value, on rent	$795,118	$907,625
Held for rent
Cost	$255,857	$297,956
Less accumulated depreciation	(49,021)	(69,109)
Net book value, held for rent	$206,836	$228,847
Note E — Property Assets

	December 31,
(In thousands)	2016	2015
Furniture and equipment	$522,036	$409,076
Transportation equipment	11,854	11,807
Building and leasehold improvements	274,118	294,221
Land and land improvements	6,747	6,747
Construction in progress	23,774	91,536
Total property assets	838,529	813,387
Less accumulated depreciation	(522,101)	(482,448)
Total property assets, net of accumulated depreciation	$316,428	$330,939
We had $22.9 million and $70.3 million of capitalized software costs included in construction in progress at December 31, 2016, and 2015 respectively. For the years ended December 31, 2016, 2015 and 2014, we placed in service internally developed software of approximately $84.5 million, $22.9 million and $51.6 million, respectively.
Note F — Intangible Assets and Acquisitions
Goodwill Impairment Charge
In February 2017, we completed step one of our annual goodwill impairment test as of December 31, 2016. We determined the fair value of our Acceptance Now segment exceeded its carrying value, but the fair value of our Core U.S. segment was below its carrying value. We then performed step two of the impairment test for the Core U.S. segment and determined the carrying value of goodwill exceeded its implied fair value. Accordingly, in the fourth quarter of 2016 we recognized an impairment charge of $151.3 million for the Core U.S. segment.
During 2015, we recorded a goodwill impairment charge of $1,170.0 million in our Core U.S. segment. Based on the results of our 2014 annual goodwill impairment assessment, we concluded no impairment of goodwill existed at December 31, 2014.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2016		December 31, 2015
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2	$79,106	$78,707	$78,887	$76,830
Vendor relationships	11	7,538	3,408	7,538	2,840
Non-compete agreements	3	6,746	6,023	6,746	5,724
Total other intangible assets		$93,390	$88,138	$93,171	$85,394
Aggregate amortization expense (in thousands):

Year Ended December 31, 2016	$2,176
Year Ended December 31, 2015	$3,333
Year Ended December 31, 2014	$2,955
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(In thousands)	Estimated Amortization Expense
2017	$1,195
2018	684
2019	678
2020	465
2021	445
Thereafter	1,785
Total amortization expense	$5,252
At December 31, 2016, the amount of goodwill attributable to the Acceptance Now segment was approximately $55.3 million. At December 31, 2015, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was approximately $150.8 million and $55.3 million, respectively.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(In thousands)	2016	2015
Beginning goodwill balance	$206,122	$1,370,459
Additions from acquisitions	1,442	12,942
Goodwill impairments and write-offs related to stores sold or closed	(152,239)	(1,177,581)
Post purchase price allocation adjustments	(17)	302
Ending goodwill balance	$55,308	$206,122

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
The following table provides information concerning the acquisitions made during the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Number of stores acquired remaining open	—	5	6
Number of stores acquired that were merged with existing stores	3	34	13
Number of transactions	3	24	26
Total purchase price	$2,302	$25,488	$26,653
Amounts allocated to:
Goodwill	$1,442	$12,942	$14,562
Non-compete agreements	—	1,166	—
Customer relationships	181	2,625	1,525
Rental merchandise	679	8,755	9,731
Property and other assets	—	—	835

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. All acquisitions have been accounted for as asset purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
The weighted average amortization period was approximately 21 months for intangible assets added during the year ended December 31, 2016. Additions to goodwill due to acquisitions in 2016 were tax deductible.
Note G — Accrued Liabilities

	December 31,
(In thousands)	2016	2015
Accrued insurance costs	$125,172	$121,844
Deferred revenue	58,255	60,535
Accrued compensation	40,551	42,940
Taxes other than income	22,556	20,081
Deferred compensation	11,394	10,489
Accrued interest payable	5,808	5,781
Deferred rent	5,199	6,882
Accrued dividends	4,262	12,773
Accrued other	58,999	51,228
Total Accrued liabilities	$332,196	$332,553

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Income Taxes
A reconciliation of the federal statutory rate of 35% to actual follows:

	Year Ended December 31,
	2016	2015	2014
Tax at statutory rate	35.0%	35.0%	35.0%
Goodwill impairment	(29.3)%	(27.0)%	—%
State income taxes	3.3%	2.8%	1.8%
Effect of foreign operations, net of foreign tax credits	(0.2)%	—%	(4.4)%
Effect of current and prior year credits	2.9%	0.5%	(3.5)%
Adjustments to deferred taxes	0.6%	—%	(2.4)%
Valuation allowance	(6.6)%	(1.0)%	6.2%
Other, net	1.4%	(0.5)%	(0.4)%
Effective income tax rate	7.1%	9.8%	32.3%
The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current expense (benefit)
Federal	$23,752	$29,668	$14,943
State	779	(6,432)	4,032
Foreign	(582)	2,575	1,673
Total current	23,949	25,811	20,648
Deferred (benefit) expense
Federal	(27,307)	(100,139)	24,556
State	(6,586)	(28,143)	(90)
Foreign	1,865	(589)	817
Total deferred	(32,028)	(128,871)	25,283
Total income tax (benefit) expense	$(8,079)	$(103,060)	$45,931

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2016	2015
Deferred tax assets
State net operating loss carryforwards	$17,538	$16,032
Foreign net operating loss carryforwards	17,234	20,396
Accrued liabilities	70,733	62,115
Intangible assets	43,662	29,913
Other assets including credits	7,497	5,413
Foreign tax credit carryforwards	13,576	13,576
Total deferred tax assets	170,240	147,445
Valuation allowance	(35,410)	(31,829)
Deferred tax assets, net	134,830	115,616

Rental merchandise	(234,211)	(263,158)
Property assets	(73,763)	(56,888)
Total deferred tax liabilities	(307,974)	(320,046)
Net deferred taxes	$(173,144)	$(204,430)
At December 31, 2016, there are approximately $360.6 million of state NOL carryforwards expiring between 2017 and 2036, offset by a valuation allowance of $27.4 million. Of the total remaining state NOL carryforwards, approximately 16.5% represent acquired NOLs. Utilization of these NOLs is subject to applicable annual limitations for U.S. state tax purposes. At December 31, 2016, the Mexico NOL carryforwards were approximately $53.0 million, which expire between 2020 and 2026, and are offset with a full valuation allowance. The Puerto Rico NOL is $4.2 million and it will expire in 2024. In addition, at December 31, 2016, we also had approximately $13.6 million in foreign tax credit (“FTC”) carryforwards expiring between 2020 and 2025, offset by a valuation allowance of $11.1 million. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our NOLs, FTCs or other deferred tax assets will not be recovered.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2012. We are currently under examination in Mexico, Puerto Rico, and various states and have been notified of audit for years 2012 - 2014, by the Internal Revenue Service. We do not anticipate that adjustments as a result of these audits, if any, will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of December 31, 2016, in part because in the current year, the Company achieved a history of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence exists as of December 31, 2016, to conclude that it is more likely than not that deferred taxes are realizable.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Beginning unrecognized tax benefit balance	$27,164	$13,376	$13,173
Additions based on tax positions related to current year	773	1,508	425
Additions for tax positions of prior years	8,396	20,684	2,400
Reductions for tax positions of prior years	(2,246)	(8,354)	(2,225)
Settlements	(364)	(50)	(397)
Ending unrecognized tax benefit balance	$33,723	$27,164	$13,376
Included in the balance of unrecognized tax benefits at December 31, 2016, is $6.8 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the next twelve months, we anticipate that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $8.1 million either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.
As of December 31, 2016, we have accrued approximately $2.4 million for the payment of interest for uncertain tax positions and recorded interest expense of approximately $0.5 million for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above.
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
Also on March 19, 2014, we borrowed $225.0 million in Term Loans and $100.0 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. In the event our Consolidated Total Leverage Ratio exceeds 2.5:1, we are also required to pay down the Term Loans by a percentage of annual excess cash flow, as defined in the Credit Agreement. Additional payments will be equal to 25% of annual excess cash flows if the Consolidated Total Leverage Ratio is between 2.5:1 and 3.0:1, increasing to 50% of annual excess cash flows if the Consolidated Leverage Ratio is greater than 3.0:1. We made a mandatory excess cash flow prepayment in March 2016 with respect to our results for the year ended December 31, 2015, of approximately $27 million, and we anticipate making a mandatory excess cash flow prepayment in the first quarter of 2017 with respect to our results for the year ended December 31, 2016, of approximately $135 - $145 million. No mandatory excess cash flow prepayment was made with respect to the year ended December 31, 2014. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt facilities as of December 31, 2016 and 2015 are as follows:

		December 31, 2016			December 31, 2015
(In thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
Term Loan	March 19, 2021	$225,000	$191,813	$—	$225,000	$221,063	$—
Revolving Facility	March 19, 2019	675,000	—	584,304	675,000	190,000	390,300
Total		900,000	191,813	584,304	900,000	411,063	390,300
Other indebtedness:
Line of credit	August 21, 2017	20,000	—	20,000	20,000	14,570	5,430
Total		$920,000	191,813	$604,304	$920,000	425,633	$395,730
Unamortized debt issuance costs			(5,066)			(5,985)
Total senior debt, net			$186,747			$419,648
The full amount of the revolving credit facility may be used for the issuance of letters of credit. At December 31, 2016 and 2015, the amounts available under the revolving credit facility were reduced by approximately $90.7 million and $94.7 million, respectively, for our outstanding letters of credit, resulting in availability of $584.3 million in our revolving credit facility.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.25% and 1.25%, respectively, at December 31, 2016, may fluctuate based upon an increase or decrease in our consolidated total leverage ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our consolidated total leverage ratio. The commitment fee at December 31, 2016, is equal to 0.45% of the unused portion of the Revolving Facility.
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

•
repurchase capital stock, repurchase 6.625% notes and 4.75% notes and/or pay cash dividends when total leverage is greater than 2.50:1 (subject to an exception for cash dividends in an amount not to exceed $20 million annually);

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
On February 1, 2016, we entered into a First Amendment (the “First Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement. The First Amendment permits us to make Restricted Payments (as such term is defined in the Credit Agreement) with respect to repurchases of and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends upon our capital stock and repurchases of our senior unsecured notes, in an aggregate amount during any fiscal year not to exceed $20 million, if after giving pro forma effect thereto the Consolidated Senior Secured Leverage Ratio (as such term is defined in the Credit Agreement) is greater than 2.50:1 and less than or equal to 3.75:1. The First Amendment is included as an exhibit to our Current Report on Form 8-K dated as of February 1, 2016.
On October 4, 2016, we entered into a Second Amendment (the “Second Amendment”), effective as of September 30, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement. The Second Amendment (i) reduces the maximum Consolidated Senior Secured Leverage Ratio from 2.75:1 to 2.50:1, beginning with the quarter ended December 31, 2016, and (ii) reduces the minimum Consolidated Fixed Charge Coverage Ratio covenant level from 1.75:1 to 1.50:1, beginning with the quarter ended September 30, 2016. We may elect to increase the minimum Consolidated Fixed Charge Coverage Ratio to 1.75:1.
The Second Amendment also effects the following changes to our ability to make certain Restricted Payments:
When the Consolidated Fixed Charge Coverage Ratio covenant level is 1.50:1, only regularly scheduled dividends are payable up to annual maximums as follows:

•	when the Consolidated Senior Secured Leverage Ratio is less than or equal to 2.50:1, a maximum of $25 million annually

•	when the Consolidated Senior Secured Leverage Ratio is between 2.50:1 and 3.75:1, a maximum of $20 million annually (including Notes Payments)

•	when the Consolidated Senior Secured Leverage Ratio is over 3.75:1, a maximum of $15 million annually (including Notes Payments)
Share repurchases are not permitted when the Consolidated Fixed Charge Coverage Ratio covenant level is 1.50:1.
When the Consolidated Fixed Charge Coverage Ratio covenant level is 1.75:1, Stock Payments (dividend & share repurchase) are permitted up to annual maximums as follows:

•	when the Consolidated Senior Secured Leverage Ratio is less than or equal to 2.50:1:
AND available revolving commitments are greater than or equal to $400 million, then a maximum of $50 million annually
AND available revolving commitments are less than $400 million, then a maximum of $40 million annually

•	when the Consolidated Senior Secured Leverage Ratio is between 2.50:1 and 3.75;1, then a maximum of $20 million annually (including Notes Payments)

•	when the Consolidated Senior Secured Leverage Ratio is over 3.75:1, then a maximum of $15 million annually (including Notes Payments)
We retain the ability to repurchase senior notes when the Consolidated Senior Secured Leverage Ratio is less than or equal to 2.50:1.
In connection with the Second Amendment, we paid customary amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $1.0 million, which were capitalized and will be amortized to interest expense over the remaining term of the agreement.
The Second Amendment is included as an exhibit to our Current Report on Form 8-K dated as of October 4, 2016.
The table below shows the required and actual ratios under the Credit Agreement calculated as of December 31, 2016:

	Required Ratio		Actual Ratio
Consolidated total leverage ratio	No greater than	4.00:1	3.58:1
Consolidated senior secured leverage ratio	No greater than	2.50:1	0.65:1
Consolidated fixed charge coverage ratio	No less than	1.50:1	1.50:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual consolidated total leverage ratio was calculated by dividing the consolidated funded debt outstanding at December 31, 2016 ($664.2 million) by consolidated EBITDA for the 12-month period ending December 31, 2016 ($185.5 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at December 31, 2016 ($121.4 million) by consolidated EBITDA for the 12-month period ending December 31, 2016 ($185.5 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries, less cash greater than $25 million.
The actual consolidated fixed charge coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending December 31, 2016 ($416.7 million), by consolidated fixed charges for the 12-month period ending December 31, 2016 ($277.9 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
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
The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2016.

(In thousands)	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
2017	$2,250	$—	$—	$2,250
2018	2,250	—	—	2,250
2019	2,250	—	—	2,250
2020	2,250	—	—	2,250
2021	182,813	—	—	182,813
Thereafter	—	—	—	—
Total senior debt	$191,813	$—	$—	$191,813
Note J — Subsidiary Guarantors – Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of December 31, 2016 and 2015 were $292.7 million, reduced by $2.5 million and $3.1 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of December 31, 2016 and 2015 was $250.0 million, reduced by $2.8 million and $3.4 million of unamortized issuance costs, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indentures governing the 6.625% notes and the 4.75% notes are substantially similar. Each indenture contains covenants that limit our ability to:

•	incur additional debt;

•	sell assets or our subsidiaries;

•	grant liens to third parties;

•	pay cash dividends or repurchase stock when total leverage is greater than 2.50:1 (subject to an exception for cash dividends in an amount not to exceed $20 million annually); and

•	engage in a merger or sell substantially all of our assets.
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
Note K — Commitments and Contingencies
Leases
We lease space for substantially all of our Core U.S. and Mexico stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2023. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $231.3 million, $239.2 million and $244.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2016 are as follows:

(In thousands)	Operating Leases
2017	$165,187
2018	129,858
2019	95,133
2020	63,584
2021	28,604
Thereafter	5,256
Total future minimum rental payments	$487,622

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies
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
We are subject to unclaimed property audits by states in the ordinary course of business. A comprehensive multi-state unclaimed property audit is currently in progress. The property subject to review in this audit process includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. Management believes it is too early to determine the ultimate outcome of this audit, as our remediation efforts are still in process and there have been recent developments in escheat laws which may be applicable to this matter.
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015, through October 10, 2016, and seeks damages in unspecified amounts. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.
Franchising Guarantees
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $2.8 million was outstanding as of December 31, 2016.
Note L — Other Charges and Credits - Cost of Revenues
Write-down of Rental Merchandise. During 2015, we projected that we would not recover the carrying value of certain smartphones. We recorded a $34.7 million impairment charge, included in cost of revenues in the accompanying statement of operations.
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
Note M — Other Charges - Operating Expenses
Core U.S. Store and Acceptance Now Consolidation Plan. During the second quarter of 2016, we closed 167 Core U.S. stores and 96 Acceptance Now locations, resulting in pre-tax restructuring charges of $20.1 million. Restructuring charges consisted of lease obligation costs, disposal of fixed assets, and other miscellaneous labor and shutdown costs.
During 2015, we closed 65 Core U.S. stores resulting in pre-tax restructuring charges of $4.3 million. Restructuring charges consisted of lease obligations costs, accelerated depreciation and disposal of fixed assets and inventory and other miscellaneous operating costs.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax restructuring charges of $2.3 million in the Mexico segment for disposal of rental merchandise, disposal of fixed assets and leasehold improvements, and other miscellaneous costs. During 2015, we closed 34 stores in Mexico. These store closures resulted in pre-tax restructuring charges of $3.0 million in the Mexico segment for disposal of fixed assets and leasehold improvements, and other miscellaneous costs.
Claims Settlement. In the fourth quarter of 2016, we recognized a gain of $2.2 million related to a litigation claims settlement.
Sourcing and Distribution Network Startup Costs. As part of our transformational sourcing and distribution initiative, we entered into an agreement with a third-party logistics partner. As a result, we incurred one-time costs to set up new warehousing facilities and distribution routes and we incurred other charges to close existing warehouse space and terminate employees. The pre-tax charges for these items were approximately $2.8 million for the year ended December 31, 2015, reflected in the Core U.S. segment.
Sale of Stores. During 2015, we incurred pre-tax losses of $7.2 million on the sale of 40 Core U.S. stores to a franchisee and $0.3 million on the sale of 14 Core U.S. stores in Canada. We also incurred losses on the sale and closure of other Core U.S. stores of $1.1 million in 2015.
Corporate Restructuring. During 2015, we eliminated certain departments and functions in our field support center as a part of our efforts to transform and modernize our operations company-wide. This resulted in pre-tax restructuring charges for severance and other payroll-related costs of approximately $2.0 million for the year ended December 31, 2015.
Activity with respect to other charges for the year ended December 31, 2016 is summarized in the below table:

(In thousands)	Accrued Charges at December 31, 2014	Charges & Adjustments	Payments	Accrued Charges at December 31, 2015	Charges & Adjustments	Payments	Accrued Charges at December 31, 2016
Cash charges:
Labor reduction costs	$3,915	$3,020	$(3,595)	$3,340	$1,380	$(3,327)	$1,393
Lease obligation costs	257	4,273	(3,301)	1,229	15,198	(9,799)	6,628
Other miscellaneous	—	2,529	(2,529)	—	1,455	(1,455)	—
Total cash charges	$4,172	9,822	$(9,425)	$4,569	18,033	$(14,581)	$8,021
Non-cash charges:
Inventory losses		$314			$287
Loss on the sale of fixed assets		5,019			3,491
Other, net		1,496			673
Total Restructuring charges		16,651			22,484
Other charges and (gains)		4,000			(2,185)
Total other charges		$20,651			$20,299
Note N — Stock-Based Compensation
We maintain long-term incentive plans for the benefit of certain employees and directors. Our plans consist of the Rent-A-Center, Inc. Amended and Restated Long-Term Incentive Plan (the “Prior Plan”), the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”), the Rent-A-Center, Inc. 2006 Equity Incentive Plan (the “Equity Incentive Plan”), and the Rent-A-Center 2016 Long-Term Incentive Plan (the "2016 Plan") which are collectively known as the “Plans.”
On March 9, 2016, upon the recommendation of the Compensation Committee, the Board adopted, subject to stockholder approval, the 2016 Plan and directed that it be submitted for the approval of the stockholders. On June 2, 2016, the stockholders approved the 2016 Plan. The 2016 Plan authorizes the issuance of a total of 6,500,000 shares of common stock. Any shares of common stock granted in connection with an award of stock options or stock appreciation rights will be counted against this limit as one share and any shares of common stock granted in connection with awards of restricted stock, restricted stock units, deferred stock or similar forms of stock awards other than stock options and stock appreciation rights will be counted against this limit as two shares of common stock for every one share of common stock granted in connection with such awards. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2016 Plan (other

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than options and stock appreciation rights), covering more than 800,000 shares of common stock; and (3) no employee will be granted performance-based cash awards for more than $5,000,000. At December 31, 2016, there were 302,935 shares allocated to equity awards outstanding in the 2016 Plan.
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2016 and 2015, there were 2,108,068 and 1,762,142 shares, respectively, allocated to equity awards outstanding in the 2006 Plan. The 2006 Plan expired in accordance with its terms on March 24, 2016, and all shares remaining available for grant under the 2006 Plan were canceled.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity Incentive Plan. There were 1,526,203 and 1,587,693 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2016 and 2015, respectively. The Equity Incentive Plan expired in accordance with its terms on January 13, 2016, and all shares remaining available for grant under the Equity Incentive Plan were canceled.
Under the Prior Plan, 14,562,865 shares of Rent-A-Center’s common stock were reserved for issuance under stock options, stock appreciation rights or restricted stock grants. There were no grants of stock appreciation rights and all equity awards were granted with fixed prices. At December 31, 2016 and 2015, there were 650 and 21,175 shares, respectively, allocated to equity awards outstanding under the Prior Plan. The Prior Plan was terminated on May 19, 2006, upon the approval by our stockholders of the 2006 Plan.
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
Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Stock options	$2,954	$4,030	$5,044
Restricted share units	6,255	5,511	1,515
Total stock-based compensation expense	9,209	9,541	6,559
Tax benefit recognized in the statements of earnings	658	1,715	2,117
Stock-based compensation expense, net of tax	$8,551	$7,826	$4,442
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $4.9 million with a weighted average number of years to vesting of 2.45 at December 31, 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to stock option activity related to the Plans for the year ended December 31, 2016 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance outstanding at January 1, 2016	2,874,366	$30.33
Granted	1,029,201	11.80
Forfeited	(454,028)	24.01
Expired	(377,358)	30.22
Balance outstanding at December 31, 2016	3,072,181	$25.07	6.81	$—

Exercisable at December 31, 2016	1,407,116	$30.53	4.95	$—
There were no options exercised during the year ended December 31, 2016. The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0.5 million and $1.9 million, respectively, resulting in tax benefits of $0.1 million and $0.3 million, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows.
The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2016	2015	2014
Weighted average grant date fair value	$3.06	$6.34	$6.49
Weighted average risk free interest rate	1.31%	1.42%	1.54%
Weighted average expected dividend yield	3.16%	3.32%	3.28%
Weighted average expected volatility	39.64%	33.28%	34.77%
Weighted average expected life (in years)	4.63	5.05	5.00
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2016	867,755	$26.67
Granted	1,065,190	9.20
Vested	(249,638)	23.34
Forfeited	(321,176)	19.50
Balance outstanding at December 31, 2016	1,362,131	$15.31

Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2016, was approximately $7.8 million expected to be recognized over a weighted average period of 1.72 years.
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
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a three-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities in our consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, we made matching cash contributions of $0.3 million, $0.4 million and $0.3 million, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 4% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2016, 2015 and 2014. The deferred compensation plan liability was approximately $11.4 million and $10.5 million as of December 31, 2016 and 2015, respectively.
Note P — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2016, 2015 and 2014, we made matching cash contributions of $7.6 million, $7.2 million and $6.7 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2016 and 2015, 3.6% and 4.5%, respectively, of the total plan assets consisted of our common stock.
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
At December 31, 2016, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2016 and 2015, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
(In thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$266,393	$(26,347)	$292,740	$248,097	$(44,643)
4.75% senior notes	250,000	206,250	(43,750)	250,000	183,125	(66,875)
Total senior notes	$542,740	$472,643	$(70,097)	$542,740	$431,222	$(111,518)
Note R — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of December 31, 2016, under this common stock repurchase program. No shares were repurchased during 2016 and 2015.
Note S — Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories: consumer electronics, appliances, computers, furniture and accessories, and our Core U.S. and franchising segments also offer smartphones. Reportable segments and their respective operations are defined as follows:
Our Core U.S. segment primarily operates rent-to-own stores in the United States, Canada and Puerto Rico whose customers enter into weekly, semi-monthly or monthly rental purchase agreements, which renew automatically upon receipt of each payment. We retain the title to the merchandise during the term of the rental purchase agreement and ownership passes to the customer if the customer has continuously renewed the rental purchase agreement through the end of the term or exercises a specified early

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase option. This segment also includes the 45 stores operating in two states that utilize a retail model which generates installment credit sales through a retail sale transaction. Segment assets include cash, receivables, rental merchandise, property assets and other intangible assets.
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
Segment information as of and for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenues
Core U.S.	$2,069,725	$2,371,823	$2,414,659
Acceptance Now	817,814	818,325	644,853
Mexico	50,927	63,803	72,202
Franchising	24,786	24,469	26,082
Total revenues	$2,963,252	$3,278,420	$3,157,796

	Year Ended December 31,
(In thousands)	2016	2015	2014
Gross profit
Core U.S.	$1,467,679	$1,644,840	$1,753,269
Acceptance Now	422,381	420,980	372,012
Mexico	35,549	42,354	51,070
Franchising	9,440	9,935	8,012
Total gross profit	$1,935,049	$2,118,109	$2,184,363

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating profit (loss)
Core U.S.	$(1,020)	$(959,447)	$264,967
Acceptance Now	105,925	123,971	112,918
Mexico	(2,449)	(14,149)	(21,961)
Franchising	5,650	5,793	3,295
Total segments	108,106	(843,832)	359,219
Corporate	(174,702)	(164,056)	(165,757)
Total operating (loss) profit	$(66,596)	$(1,007,888)	$193,462

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Depreciation, amortization and write-down of intangibles
Core U.S.	$39,734	$49,137	$57,324
Acceptance Now	3,309	3,334	2,917
Mexico	3,179	5,160	6,683
Franchising	177	185	184
Total segments	46,399	57,816	67,108
Corporate	34,057	22,904	16,060
Total depreciation, amortization and write-down of intangibles	$80,456	$80,720	$83,168
We recorded goodwill impairment charges of $151.3 million and $1,170.0 million in the Core U.S. segment during the fourth quarters of 2016 and 2015, respectively, not included in the table above.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Capital expenditures
Core U.S.	$20,802	$21,739	$31,228
Acceptance Now	2,330	2,473	3,833
Mexico	283	204	4,164
Total segments	23,415	24,416	39,225
Corporate	37,728	56,454	44,560
Total capital expenditures	$61,143	$80,870	$83,785

	December 31,
(In thousands)	2016	2015	2014
On rent rental merchandise, net
Core U.S.	$426,845	$540,004	$593,945
Acceptance Now	354,486	350,046	345,703
Mexico	13,787	17,575	20,766
Total on rent rental merchandise, net	$795,118	$907,625	$960,414

	December 31,
(In thousands)	2016	2015	2014
Held for rent rental merchandise, net
Core U.S.	$192,718	$215,327	$264,211
Acceptance Now	7,489	5,000	4,897
Mexico	6,629	8,520	8,334
Total held for rent rental merchandise, net	$206,836	$228,847	$277,442

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(In thousands)	2016	2015	2014
Assets by segment		Revised
Core U.S.	$872,551	$1,240,593	$2,519,770
Acceptance Now	432,383	426,827	420,660
Mexico	31,415	38,898	59,841
Franchising	2,197	2,723	2,604
Total segments	1,338,546	1,709,041	3,002,875
Corporate	264,195	265,427	268,322
Total assets	$1,602,741	$1,974,468	$3,271,197

	December 31,
(In thousands)	2016	2015	2014
Assets by country		Revised
United States	$1,567,933	$1,930,676	$3,204,283
Mexico	31,415	38,898	59,841
Canada	3,393	4,894	7,073
Total assets	$1,602,741	$1,974,468	$3,271,197

	Year Ended December 31,
(In thousands)	2016	2015	2014
Furniture and accessories	$927,537	$955,576	$938,065
Consumer electronics	553,976	626,668	642,226
Appliances	391,539	415,278	422,979
Computers	148,889	207,906	307,325
Smartphones	93,449	163,667	68,015
Other products and services	384,663	412,220	367,218
Total rentals and fees	$2,500,053	$2,781,315	$2,745,828
Our revenues originate in the following countries:

	Year Ended December 31,
(In thousands)	2016	2015	2014
United States	$2,911,613	$3,209,736	$3,075,387
Mexico	50,927	63,803	72,202
Canada	712	4,881	10,207
Total revenues	$2,963,252	$3,278,420	$3,157,796

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note T — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Numerator:
Net earnings (loss)	$(105,195)	$(953,520)	$96,422
Denominator:
Weighted-average shares outstanding	53,121	53,050	52,850
Effect of dilutive stock awards	—	—	276
Weighted-average dilutive shares	53,121	53,050	53,126

Basic (loss) earnings per share	$(1.98)	$(17.97)	$1.82
Diluted (loss) earnings per share	$(1.98)	$(17.97)	$1.81
Diluted loss per common share for the year ended December 31, 2016, did not include the effect of dilutive stock awards because the result would have been anti-dilutive. For 2016, 2015, and 2014, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, were 3,072,181, 2,585,711, and 2,496,147, respectively.
Note U — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2016, and 2015 is as follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016
Revenues	$835,652	$749,619	$693,877	$684,104
Gross profit	534,944	500,158	457,226	442,721
Operating profit (loss)	48,430	27,550	16,700	(159,276)
Net earnings (loss)	25,061	9,946	6,181	(146,383)
Basic earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Diluted earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Year Ended December 31, 2015
Revenues	$877,639	$815,343	$791,605	$793,833
Gross profit	564,593	538,529	488,612	526,375
Operating profit (loss)	56,598	49,701	6,565	(1,120,752)
Net earnings (loss)	27,298	23,147	(4,092)	(999,873)
Basic earnings (loss) per common share	$0.51	$0.44	$(0.08)	$(18.84)
Diluted earnings (loss) per common share	$0.51	$0.43	$(0.08)	$(18.84)
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24
(1) Fourth quarter net loss and loss per share revised for correction of deferred tax error associated with our goodwill impairment reported in the fourth quarter of 2015 as discussed in Note B.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our interim Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our interim Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of December 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Please refer to Management’s Annual Report on Internal Control over Financial Reporting in Part II, Item 8, of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Please refer to the Report of Independent Registered Public Accounting Firm in Part II, Item 8, of this Annual Report on Form 10-K.
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
During the quarter ended December 31, 2016, we completed our remediation efforts related to certain control deficiencies identified in 2015 pertaining to our financial reporting of tax related matters. In connection with these remediation efforts, we identified certain immaterial errors in income taxes in our December 31, 2015 consolidated financial statements that caused us to reevaluate the severity of the prior year control deficiencies in aggregate. Based on that reevaluation, we have concluded that these 2015 control deficiencies could have resulted in a material misstatement of our consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, we concluded that these control deficiencies resulted in a material weakness for the year ended December 31, 2015. The recording of income taxes associated with goodwill write-downs of previous acquisitions were not accurately calculated. In addition, at the time of the goodwill impairment recorded in the fourth quarter of 2015, our internal resources did not have the requisite technical knowledge to properly assess the deferred tax impact of the goodwill write-off. This material weakness resulted in immaterial errors in the income tax balances within the December 31, 2015 consolidated financial statements associated with our $1.2 billion goodwill impairment recorded in the fourth quarter, as described in Note B.
Our 2016 remediation included appropriate steps to improve and enhance our internal controls to address the material weakness, including additional staffing and additional controls around the measurement and recording of transactions related to tax accounting matters. We have determined these remediation actions were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness regarding internal controls has been remediated as of December 31, 2016.
Other than as described above, for the year ended December 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
1. Financial Statements
The financial statements included in this report are listed in the Index to Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
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

RENT-A-CENTER, INC.

By:	/S/ MARK E. SPEESE
Mark E. Speese
Interim Chief Executive Officer
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK E. SPEESE	Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2017
Mark E. Speese

/s/ MAUREEN B. SHORT	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Maureen B. Short

/s/ MICHAEL J. GADE	Director	March 1, 2017
Michael J. Gade

/s/ RISHI GARG	Director	March 1, 2017
Rishi Garg

/s/ JEFFERY M. JACKSON	Director	March 1, 2017
Jeffery M. Jackson

/s/ J. V. LENTELL	Director	March 1, 2017
J. V. Lentell

/s/ STEVEN L. PEPPER	Director	March 1, 2017
Steven L. Pepper

/s/ LEONARD H. ROBERTS	Director	March 1, 2017
Leonard H. Roberts

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Rent-A-Center, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of December 31, 2002.)

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

INDEX TO EXHIBITS

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

10.24†*	Form of Executive Transition Agreement entered into with management

10.25†	Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 100Q for the quarter ended March 31, 2016.)

10.26†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.27†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)

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

INDEX TO EXHIBITS

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

21.1*	Subsidiaries of Rent-A-Center, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

INDEX TO EXHIBITS

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**
The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.