Form 10-Q
period 2017-03-31
RENT A CENTER INC DE
filed 2017-05-05
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES   ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2017:

Class	Outstanding
Common stock, $.01 par value per share	53,196,843

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$595,414	$674,295
Merchandise sales	121,722	131,707
Installment sales	16,757	18,420
Other	2,652	4,088
Total store revenues	736,545	828,510
Franchise
Merchandise sales	3,321	4,947
Royalty income and fees	2,120	2,195
Total revenues	741,986	835,652
Cost of revenues
Store
Cost of rentals and fees	162,033	176,241
Cost of merchandise sold	109,124	113,886
Cost of installment sales	5,184	6,025
Total cost of store revenues	276,341	296,152
Franchise cost of merchandise sold	2,982	4,556
Total cost of revenues	279,323	300,708
Gross profit	462,663	534,944
Operating expenses
Store expenses
Labor	192,107	209,387
Other store expenses	197,440	211,807
General and administrative expenses	39,772	43,061
Depreciation, amortization and impairment of intangibles	18,541	19,824
Other charges	13,651	2,435
Total operating expenses	461,511	486,514
Operating profit	1,152	48,430
Interest expense	11,630	11,977
Interest income	(156)	(97)
(Loss) earnings before income taxes	(10,322)	36,550
Income tax (benefit) expense	(3,643)	11,489
Net (loss) earnings	$(6,679)	$25,061
Basic (loss) earnings per common share	$(0.13)	$0.47
Diluted (loss) earnings per common share	$(0.13)	$0.47
Cash dividends declared per common share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016
(In thousands)	Unaudited
Net (loss) earnings	$(6,679)	$25,061
Other comprehensive income:
Foreign currency translation adjustments	5,555	2,450
Total other comprehensive income	5,555	2,450
Comprehensive (loss) income	$(1,124)	$27,511
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$58,128	$95,396
Receivables, net of allowance for doubtful accounts of $3,089 and $3,593 in 2017 and 2016, respectively	66,606	69,785
Prepaid expenses and other assets	52,159	54,989
Rental merchandise, net
On rent	754,824	795,118
Held for rent	190,629	206,836
Merchandise held for installment sale	3,675	3,629
Property assets, net of accumulated depreciation of $537,102 and $522,101 in 2017 and 2016, respectively	312,679	316,428
Goodwill	55,308	55,308
Other intangible assets, net	966	5,252
Total assets	$1,494,974	$1,602,741
LIABILITIES
Accounts payable – trade	$82,628	$108,238
Accrued liabilities	340,431	332,196
Deferred income taxes	160,055	173,144
Senior debt, net	115,625	186,747
Senior notes, net	537,799	537,483
Total liabilities	1,236,538	1,337,808
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,566,595 and 109,519,369 shares issued in 2017 and 2016, respectively	1,095	1,095
Additional paid-in capital	826,010	827,107
Retained earnings	789,685	800,640
Treasury stock at cost, 56,369,752 shares in 2017 and 2016	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(10,677)	(16,232)
Total stockholders' equity	258,436	264,933
Total liabilities and stockholders' equity	$1,494,974	$1,602,741
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
(In thousands)	Unaudited
Cash flows from operating activities
Net (loss) earnings	$(6,679)	$25,061
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation of rental merchandise	160,491	174,074
Bad debt expense	3,422	3,634
Stock-based compensation expense	(698)	2,352
Depreciation of property assets	18,209	19,110
Loss on sale or disposal of property assets	755	386
Amortization and impairment of intangibles	4,227	518
Amortization of financing fees	756	779
Deferred income taxes	(13,088)	(9,801)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(104,595)	(112,204)
Receivables	(243)	(2,240)
Prepaid expenses and other assets	2,888	96,958
Accounts payable – trade	(25,610)	(3,028)
Accrued liabilities	19,482	31,063
Net cash provided by operating activities	59,317	226,662
Cash flows from investing activities
Purchase of property assets	(22,048)	(14,440)
Proceeds from sale of stores	475	1,104
Acquisitions of businesses	—	(2,641)
Net cash used in investing activities	(21,573)	(15,977)
Cash flows from financing activities
Proceeds from debt	86,375	7,410
Repayments of debt	(157,937)	(219,543)
Dividends paid	(4,268)	(12,773)
Shares withheld for payment of employee tax withholdings	(187)	(148)
Net cash used in financing activities	(76,017)	(225,054)
Effect of exchange rate changes on cash	1,005	368
Net decrease in cash and cash equivalents	(37,268)	(14,001)
Cash and cash equivalents at beginning of period	95,396	60,363
Cash and cash equivalents at end of period	$58,128	$46,362
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Our Acceptance Now segment, which operates in the United States and Puerto Rico, generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers’ locations. Those kiosks can be staffed by an Acceptance Now employee (staffed locations) or employ a virtual solution where customers initiate the rent-to-own transaction online in the retailers' locations using our tablet computer and our virtual solution (direct locations).
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
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides additional guidance related to certain technical areas within ASU 2014-09. The adoption of these additional ASUs must be concurrent with the adoption of ASU 2014-09, which will be required for us beginning January 1, 2018, with early adoption permitted as of the original effective date. These ASUs allow adoption with either retrospective application to each prior period presented, or modified retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the potential impact this new pronouncement will have on our financial statements and do not anticipate early adoption. We have not completed our evaluation and therefore cannot conclude whether the pronouncement will have a significant impact on our financial statements at this time. We expect to complete our evaluation by

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the end of 2017. We currently anticipate that we will utilize the modified retrospective method of adoption, however, this expectation may change following the completion of our evaluation of the impact of this pronouncement on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The adoption of ASU 2016-02 will be required for us beginning January 1, 2019, with early adoption permitted. The ASU must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We are currently in the process of determining what impact the adoption of this ASU will have on our financial position, results of operations and cash flows, and we are evaluating the adoption date and transition alternatives.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Rent-A-Center adopted ASU 2016-09 beginning January 1, 2017. We adopted the recognition of excess tax benefits in the provision for income taxes rather than paid-in-capital, and the classification of excess tax benefits on the statement of cash flows on a prospective basis. We elected to continue to estimate forfeitures expected to occur in our determination of compensation cost recognized each period. Furthermore, we adopted the minimum statutory withholding requirements and classification of employee taxes paid on the statement of cash flows on a modified retrospective and full retrospective basis, respectively. Additional amendments included in the accounting standard update were not applicable to us. Impacts resulting from adoption were immaterial to the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required for us on a retrospective basis beginning January 1, 2018, with early adoption permitted. We are currently in the process of determining the adoption date and what impact the adoption of this ASU will have on our presentation of cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. The adoption of ASU 2017-04 will be required for us on a prospective basis beginning January 1, 2020, with early adoption permitted. We are currently in the process of determining the adoption date and what impact the adoption of this ASU will have on our financial statements.
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
Note 2 - Senior Debt
On March 19, 2014, we entered into a Credit Agreement (the "Credit Agreement") among the Company, the several lenders from time to time parties to the Credit Agreement, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A., and SunTrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement represents a refinancing of our senior secured debt outstanding under our prior credit agreement, the Fourth Amended and Restated Credit Agreement, dated as of May 28, 2003, as amended and restated as of July 14, 2011, and as amended by the First Amendment dated as of April 13, 2012, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, the "Prior Credit Agreement"). The Credit Agreement provides a $900.0 million senior credit facility consisting of $225.0 million in term loans (the "Term Loans") and a $675.0 million revolving credit facility (the "Revolving Facility"). The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
Also on March 19, 2014, we borrowed $225.0 million in Term Loans and $100.0 million under the Revolving Facility and utilized the proceeds to repay our prior senior secured debt outstanding under the Prior Credit Agreement. The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. In the event our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) exceeds 2.5:1, we are also required to pay down the Term Loans by a percentage of annual excess cash flow, as defined in the Credit Agreement. Additional payments will be equal to 25% of annual excess cash flows if the Consolidated Total Leverage Ratio is between 2.5:1 and 3.0:1, increasing to 50% of annual excess cash flows if the Consolidated

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total Leverage Ratio is greater than 3.0:1. We made a mandatory excess cash flow prepayment in March 2017 with respect to our results for the year ended December 31, 2016, of approximately $141 million and in March 2016 with respect to our results for the year ended December 31, 2015, of approximately $27 million. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
The amounts outstanding under the Term Loans were $50.3 million and $191.8 million at March 31, 2017 and December 31, 2016, respectively. The amount outstanding under the Revolving Facility was $70.0 million at March 31, 2017 and there were no outstanding borrowings under the Revolving Facility at December 31, 2016. Outstanding borrowings for senior debt at March 31, 2017 and December 31, 2016 were reduced by total unamortized issuance costs of $4.7 million and $5.1 million, respectively.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $91.1 million had been so utilized as of March 31, 2017.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 2.75%, or the prime rate plus 0.50% to 1.75% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 2.75% and 1.75%, respectively, at March 31, 2017, may fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee during the first quarter of 2017 was equal to 0.50% of the unused portion of the Revolving Facility.
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

•
repurchase capital stock, repurchase 6.625% notes and 4.75% notes and/or pay cash dividends when the Consolidated Total Leverage Ratio is greater than 2.50:1 (subject to an exception for cash dividends in an amount not to exceed $20 million annually);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
The Credit Agreement requires us to comply with several financial covenants, including: (i) a Consolidated Total Leverage Ratio of no greater than 4.25:1 from the quarter ended December 31, 2015, to the quarter ended September 30, 2016, and 4.00:1 thereafter; (ii) a Consolidated Senior Secured Leverage ratio of no greater than 2.50:1 (pursuant to the Second Amendment discussed below); and (iii) a Consolidated Fixed Charge Coverage ratio of no less than 1.50:1 (pursuant to the Second Amendment discussed below).
On February 1, 2016, we entered into a First Amendment (the “First Amendment”), with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement. The First Amendment permits us to make Restricted Payments (as such term is defined in the Credit Agreement) with respect to repurchases of and dividends upon our capital stock and repurchases of our senior unsecured notes, in an aggregate amount during any fiscal year not to exceed $20 million, if after giving pro forma effect thereto the Consolidated Total Leverage Ratio is greater than 2.50:1 and less than or equal to 3.75:1. The First Amendment is included as an exhibit to our Current Report on Form 8-K dated as of February 1, 2016.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Second Amendment also effects the following changes to our ability to make certain Restricted Payments:
When the Consolidated Fixed Charge Coverage Ratio covenant level is 1.50:1, only regularly scheduled dividends are payable up to annual maximums as follows:

•	when the Consolidated Total Leverage Ratio is less than or equal to 2.50:1, a maximum of $25 million annually

•	when the Consolidated Total Leverage Ratio is between 2.50:1 and 3.75:1, a maximum of $20 million annually (including Notes Payments)

•	when the Consolidated Total Leverage Ratio is over 3.75:1, a maximum of $15 million annually (including Notes Payments)
Share repurchases are not permitted when the Consolidated Fixed Charge Coverage Ratio covenant level is 1.50:1.
When the Consolidated Fixed Charge Coverage Ratio covenant level is 1.75:1, Stock Payments (dividend & share repurchase) are permitted up to annual maximums as follows:

•	when the Consolidated Total Leverage Ratio is less than or equal to 2.50:1:
AND available revolving commitments are greater than or equal to $400 million, then a maximum of $50 million annually
AND available revolving commitments are less than $400 million, then a maximum of $40 million annually

•	when the Consolidated Total Leverage Ratio is between 2.50:1 and 3.75:1, then a maximum of $20 million annually (including Notes Payments)

•	when the Consolidated Total Leverage Ratio is over 3.75:1, then a maximum of $15 million annually (including Notes Payments)
We retain the ability to repurchase senior notes when the Consolidated Total Leverage Ratio is less than or equal to 2.50:1.
In connection with the Second Amendment, we paid customary amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $1.0 million, which were capitalized and will be amortized to interest expense over the remaining term of the agreement.
The Second Amendment is included as an exhibit to our Current Report on Form 8-K dated as of October 4, 2016.
The table below shows the required and actual ratios under the Credit Agreement calculated as of March 31, 2017:

	Required Ratio		Actual Ratio
Consolidated Total Leverage Ratio	No greater than	4.00:1	4.25:1
Consolidated Senior Secured Leverage Ratio	No greater than	2.50:1	0.59:1
Consolidated Fixed Charge Coverage Ratio	No less than	1.50:1	1.37:1
These financial covenants, as well as the related components of their computation, are defined in the Credit Agreement, which is included as an exhibit to our Current Report on Form 8-K dated as of March 19, 2014. In accordance with the Credit Agreement, the actual Consolidated Total Leverage Ratio was calculated by dividing the consolidated funded debt outstanding at March 31, 2017 ($629.9 million) by consolidated EBITDA for the 12-month period ending March 31, 2017 ($148.1 million). For purposes of the covenant calculations, (i) “consolidated funded debt” is defined as outstanding indebtedness less cash in excess of $25.0 million, and (ii) “consolidated EBITDA” is generally defined as consolidated net income (a) plus the sum of income taxes, interest expense, depreciation and amortization expense, extraordinary non-cash expenses or losses, and other non-cash charges, and (b) minus the sum of interest income, extraordinary income or gains, other non-cash income, and cash payments with respect to extraordinary non-cash expenses or losses recorded in prior fiscal quarters. Consolidated EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure used to determine covenant compliance under our senior credit facilities.
The actual consolidated senior secured leverage ratio was calculated pursuant to the Credit Agreement by dividing the consolidated senior secured debt outstanding at March 31, 2017 ($87.1 million) by consolidated EBITDA for the 12-month period ending March 31, 2017 ($148.1 million). For purposes of the covenant calculation, “consolidated senior secured debt” is generally defined as the aggregate principal amount of consolidated funded debt that is then secured by liens on property or assets of the Company or its subsidiaries, less cash greater than $25 million.
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA and consolidated lease expense for the 12-month period ending March 31, 2017 ($375.1 million), by

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidated fixed charges for the 12-month period ending March 31, 2017 ($273.3 million). For purposes of the covenant calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and consolidated lease expense.
On March 31, 2017, our Consolidated Total Leverage Ratio exceeded the threshold of 4.00:1 and our Consolidated Fixed Charge Coverage Ratio did not meet the required ratio of 1.50:1.  We were in compliance with all other covenants at that time. On May 1, 2017, we entered into a Third Amendment and Waiver (the "Waiver") with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto pursuant to which the lenders agreed to waive compliance with certain provisions in the Credit Agreement, dated March 19, 2014, with us, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, permitting us to exceed the required Consolidated Total Leverage Ratio and fall below the required Consolidated Fixed Charge Coverage Ratio covenants, in each case for the three months ended March 31, 2017. The Waiver, effective through June 30, 2017, limits our outstanding borrowings at any time to $225 million, and borrowings during the Waiver period are restricted in use to working capital purposes. In addition, since the Consolidated Total Leverage Ratio at March 31, 2017 is greater than 3.75:1, we are limited to a maximum of $15 million in dividend payments for the fiscal year. As of March 31, 2017, we have paid dividends of $4.3 million and declared additional dividends of $4.3 million. The foregoing description of the Waiver is qualified in its entirety by reference to the full text of the Waiver, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K dated as of May 1, 2017.
We are currently in the process of working with our lenders to enter into an amendment to our Credit Agreement to allow for additional flexibility under our current covenants for the remaining term of the Credit Agreement. If we are unable to amend our Credit Agreement or obtain future waivers, or other refinancing by June 30, 2017, the lenders under our senior secured credit facilities could terminate their commitments to lend to us and/or accelerate the amounts outstanding under the credit facilities. If the lenders were to terminate their commitments, our ability to operate effectively or execute our strategies could be negatively impacted. If the lenders were to accelerate the amounts outstanding under the credit facilities, it could result in a material adverse impact on our business, financial condition, results of operations or cash flows. See Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Events of default under the Credit Agreement also include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the Credit Agreement would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or certain changes in the composition of Rent-A-Center’s Board of Directors occur. An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations will be sufficient to fund our operations during the next 12 months.
In addition to the Revolving Facility discussed above, we maintain a $20.0 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The availability of our INTRUST line of credit is restricted if the borrowing capacity under our Revolving Facility drops below $10 million. There were no outstanding borrowings against this line of credit at March 31, 2017 or December 31, 2016. The line of credit generally renews on August 21 of each year. Borrowings under the line of credit bear interest at the greater of a variable rate or 2.00%.
The table below shows the scheduled maturity dates of our outstanding debt at March 31, 2017 for each of the years ending December 31:

(in thousands)	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
2017	$1,687	$—	$—	$1,687
2018	2,250	—	—	2,250
2019	2,250	70,000	—	72,250
2020	2,250	—	—	2,250
2021	41,813	—	—	41,813
Thereafter	—	—	—	—
Total senior debt	$50,250	$70,000	$—	$120,250

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Subsidiary Guarantors – Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of March 31, 2017 and December 31, 2016, was $292.7 million, reduced by $2.3 million and $2.5 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of March 31, 2017 and December 31, 2016, was $250.0 million, reduced by $2.6 million and $2.8 million of unamortized issuance costs, respectively.
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
Note 4 - Fair Value
We follow a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of our non-financial assets and non-financial liabilities, which consist primarily of goodwill. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods and assumptions used in measuring fair value during the period.
At March 31, 2017, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2017 and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2016, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$259,075	$(33,665)	$292,740	$266,393	$(26,347)
4.75% senior notes	250,000	205,000	(45,000)	250,000	206,250	(43,750)
Total senior notes	$542,740	$464,075	$(78,665)	$542,740	$472,643	$(70,097)
Note 5 - Other Charges - Operating Expenses
Acceptance Now Store Closures. During the first quarter of 2017, we closed 76 Acceptance Now manned locations and 9 Acceptance Now direct locations, and initiated a plan to close an additional 115 Acceptance Now locations, resulting in pre-tax charges of $5.7 million consisting primarily of rental merchandise losses, disposal of fixed assets, and other miscellaneous labor and shutdown costs. In addition, as a result of the plan to close certain Acceptance Now locations, we recorded a pre-tax impairment charge of $3.9 million to our intangible assets, related to a vendor relationship.
Corporate Cost Rationalization. During the first quarter of 2017, we executed a head count reduction that impacted approximately 6% of our field support center workforce. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $2.5 million for the three months ended March 31, 2017.
Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax restructuring charges of $2.3 million in the Mexico segment for disposal of rental merchandise, fixed assets and leasehold improvements and other charges to decommission the stores.
Activity with respect to other charges for the three months ended March 31, 2017 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2016	Charges & Adjustments	Payments	Accrued Charges at March 31, 2017
Cash charges:
Labor reduction costs	$1,393	$2,488	$(1,440)	$2,441
Lease obligation costs	6,628	(182)	(1,657)	4,789
Other miscellaneous	—	161	(161)	—
Total cash charges	$8,021	2,467	$(3,258)	$7,230
Non-cash charges:
Rental merchandise losses		5,520
Loss on sale of fixed assets		158
Impairment of intangible asset		3,896
Other charges(1)		1,610
Total other charges		$13,651
(1) Other charges include litigation claim settlements as well as costs, expenses and fees relating to responding to shareholder proposals.
Note 6 - Segment Information
The operating segments reported below are the segments for which separate financial information is available and for which segment results are evaluated by the chief operating decision makers. Our operating segments are organized based on factors including, but not limited to, type of business transactions, geographic location and store ownership. All operating segments offer merchandise from four basic product categories: consumer electronics, appliances, computers, furniture and accessories. Our Core U.S. and Franchising segments also offer smartphones.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenues
Core U.S.	$490,899	$584,365
Acceptance Now	234,546	230,396
Mexico	11,100	13,749
Franchising	5,441	7,142
Total revenues	$741,986	$835,652

	Three Months Ended March 31,
(in thousands)	2017	2016
Gross profit
Core U.S.	$337,954	$411,889
Acceptance Now	114,429	111,142
Mexico	7,821	9,327
Franchising	2,459	2,586
Total gross profit	$462,663	$534,944

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating profit
Core U.S.	$24,402	$62,236
Acceptance Now	20,619	29,369
Mexico	161	(2,610)
Franchising	1,441	1,413
Total segments	46,623	90,408
Corporate	(45,471)	(41,978)
Total operating profit	$1,152	$48,430

	Three Months Ended March 31,
(in thousands)	2017	2016
Depreciation, amortization and impairment of intangibles
Core U.S.	$8,108	$10,892
Acceptance Now	786	837
Mexico	527	939
Franchising	44	45
Total segments	9,465	12,713
Corporate	9,076	7,111
Total depreciation, amortization and impairment of intangibles	$18,541	$19,824
We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first quarter of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Condensed Consolidated Statement of Operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31,
(in thousands)	2017	2016
Capital expenditures
Core U.S.	$6,108	$3,771
Acceptance Now	483	292
Mexico	23	147
Total segments	6,614	4,210
Corporate	15,434	10,230
Total capital expenditures	$22,048	$14,440
Segment information - Selected balance sheet data:

(in thousands)	March 31, 2017	December 31, 2016
On rent rental merchandise, net
Core U.S.	$388,871	$426,845
Acceptance Now	351,672	354,486
Mexico	14,281	13,787
Total on rent rental merchandise, net	$754,824	$795,118

(in thousands)	March 31, 2017	December 31, 2016
Held for rent rental merchandise, net
Core U.S.	$174,453	$192,718
Acceptance Now	9,447	7,489
Mexico	6,729	6,629
Total held for rent rental merchandise, net	$190,629	$206,836

(in thousands)	March 31, 2017	December 31, 2016
Assets by segment
Core U.S.	$785,800	$872,551
Acceptance Now	427,541	432,383
Mexico	32,641	31,415
Franchising	2,237	2,197
Total segments	1,248,219	1,338,546
Corporate	246,755	264,195
Total assets	$1,494,974	$1,602,741
Note 7 - Stock-Based Compensation
We recognized $(0.7) million and $2.4 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended March 31, 2017 and 2016, respectively. The change in expense during three months ended March 31, 2017 was primarily attributable to forfeiture of stock awards related to voluntary and involuntary terminations. During the three months ended March 31, 2017, we granted approximately 653,000 stock options, 490,000 performance-based restricted stock units and 466,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 43.75% to 52.01%, a risk-free interest rate of 1.54% to 2.07%, an expected dividend yield of 2.84% to 3.85% and an expected life of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2017 was $8.98 and the weighted-average grant-date fair value was $2.73. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the restricted stock units granted during the three months ended March 31, 2017 was $9.00.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 - Contingencies
From time to time, the Company, along with our subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We reserve for loss contingencies that are both probable and reasonably estimable. We regularly monitor developments related to these legal proceedings, and review the adequacy of our legal reserves on a quarterly basis. We do not expect these losses to have a material impact on our condensed consolidated financial statements if and when such losses are incurred.
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
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $2.8 million was outstanding as of March 31, 2017.
Note 9 - Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net (loss) earnings	$(6,679)	$25,061
Denominator:
Weighted-average shares outstanding	53,217	53,085
Effect of dilutive stock awards	—	257
Weighted-average dilutive shares	53,217	53,342

Basic (loss) earnings per common share	$(0.13)	$0.47
Diluted (loss) earnings per common share	$(0.13)	$0.47
For the three-month period ended March 31, 2017 and 2016, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, were 3,330,165 and 3,791,737, respectively.

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

•
our chief executive officer and chief financial officer transitions, including our ability to effectively operate and execute our strategies during the interim period and difficulties or delays in identifying and/or attracting a permanent chief financial officer with the required level of experience and expertise;

•	failure to manage our store labor and other store expenses;

•	our ability to develop and successfully execute strategic initiatives;

•	disruptions, including capacity-related outages, caused by the implementation and operation of our new store information management system;

•	our transition to more-readily scalable, "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities; disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in the prices of our products;

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
Our Business
We are one of the largest rent-to-own operators in North America, focused on improving the quality of life for our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, appliances, computers, (including tablets), smartphones, and furniture (including accessories), under flexible rental purchase agreements with no long-term obligation. We were incorporated in the state of Delaware in 1986.
Our Growth Strategy
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. On April 10, 2017, we announced a new and comprehensive strategy to restore growth, improve profitability and maximize value. These initiatives are designed to strengthen the Core U.S. segment; optimize and grow the Acceptance Now segment; and leverage technology investments to expand distribution channels and integrate retail and online offerings:
Strengthen the Core

•	Enhance value proposition and facilitate ownership

•	Optimize product mix

•	Stabilize and upgrade the workforce

•	Improve account management

•	Drive efficiencies in-store

•	Optimize footprint
Optimize and Grow Acceptance Now

•	Enhance value proposition and facilitate ownership

•	Optimize partner relationships

•	Centralize account management

•	Grow Acceptance Now unstaffed solutions

•	Enhance decision engine
Embrace Technology and Channel Expansion

•	Leverage technology investments

•	Build digital capabilities to support omni-channel platform

•	Expand Acceptance Now to new channels, customers and products

RENT-A-CENTER, INC. AND SUBSIDIARIES

Recent Developments
Preferred Stock - Rights Agreement. On March 25, 2017, we declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share. The dividend was payable on April 14, 2017 to the stockholders of record at the close of business on April 7, 2017. Each Right initially entitles the registered holder to purchase one one-thousandth of a share of our Series D Preferred Stock, par value $0.01 per share, at a price of $25.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 28, 2017.
The Company will seek stockholder approval of the Rights Agreement at or prior to the annual meeting of the stockholders of the Company to be held in 2018 (or any adjournment thereof). If stockholder approval of the Rights Agreement has not been obtained at or prior to that annual meeting of stockholders (or any adjournment thereof), the Rights will expire. Additional information is included in our Current Report on Form 8-K dated as of March 25, 2017.
Conn's Referral Contract Termination. On March 30, 2017, we decided to not renew our Referral Agreement with Conn's due to the quality and performance of customer accounts originating from Conn's stores, which consistently underperformed compared to the rest of our Acceptance Now segment in terms of delinquencies, losses and product returns. The charges incurred during the first quarter of 2017 related to the contract termination are included in other charges for the Acceptance Now segment and discussed in Note 5 to the condensed consolidated financial statements.
hhgregg Bankruptcy Announcement. On February 23, 2017, hhgregg announced the closure of 88 stores effective March 3, 2017. As a result, the Company's 76 Acceptance Now manned locations and 9 Acceptance Now direct locations, operating in those stores were also closed. The charges incurred for the closure of these stores in the first quarter of 2017 are included in other charges for the Acceptance Now segment and discussed in Note 5 to the condensed consolidated financial statements.
Subsequently, on March 6, 2017, hhgregg filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. On April 7, 2017, hhgregg initiated a liquidation plan to close their remaining 132 stores, which includes 128 Acceptance Now locations. We expect to incur additional charges of approximately $1 million to $2 million related to these closures, which will be included in other charges in future periods corresponding with the timing of the closures.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Through the first quarter of 2017, we experienced a decline in revenues, gross profit and operating profit driven primarily by declines in same store revenue, reduction in our store base for the Core U.S. segment and an increase in other charges primarily due to Acceptance Now store closures, partially offset by overall improvements in revenue and gross profit in the Acceptance Now segment.
The Acceptance Now segment revenues increased by approximately $4.2 million or 1.8% primarily due to an increase in same store revenue of 2.9%. Gross profit increased by 3.0% primarily due to the increase in revenues, in addition to a favorable revenue mix and the Company's focus on driving profitable sales. Operating profit declined 29.8% primarily due to other charges related to store closures. Excluding these other charges, operating profit increased by 2.8%.
Revenues in our Core U.S. segment decreased approximately $93.5 million for the three months ended March 31, 2017, due to a decrease in same store revenue of 12.5% and rationalization of our Core U.S. store base. Gross profit as a percentage of revenue decreased 1.6% due to the decrease in store revenue and pricing actions taken to right size the segment's inventory mix. Labor and other store expenses were negatively affected by sales deleverage.
Gross profit for the Mexico segment as a percentage of revenue increased by 2.6% for the three months ended March 31, 2017. The segment also generated positive operating profit for the three months ended March 31, 2017.
Cash flow from operations was $59.3 million for the three months ended March 31, 2017. We used our free cash flow to pay down debt by $71.6 million, ending the period with $58.1 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2017	2016	$	%
Revenues
Store
Rentals and fees	$595,414	$674,295	$(78,881)	(11.7)%
Merchandise sales	121,722	131,707	(9,985)	(7.6)%
Installment sales	16,757	18,420	(1,663)	(9.0)%
Other	2,652	4,088	(1,436)	(35.1)%
Total store revenue	736,545	828,510	(91,965)	(11.1)%
Franchise
Merchandise sales	3,321	4,947	(1,626)	(32.9)%
Royalty income and fees	2,120	2,195	(75)	(3.4)%
Total revenues	741,986	835,652	(93,666)	(11.2)%
Cost of revenues
Store
Cost of rentals and fees	162,033	176,241	(14,208)	(8.1)%
Cost of merchandise sold	109,124	113,886	(4,762)	(4.2)%
Cost of installment sales	5,184	6,025	(841)	(14.0)%
Total cost of store revenues	276,341	296,152	(19,811)	(6.7)%
Franchise cost of merchandise sold	2,982	4,556	(1,574)	(34.5)%
Total cost of revenues	279,323	300,708	(21,385)	(7.1)%
Gross profit	462,663	534,944	(72,281)	(13.5)%
Operating expenses
Store expenses
Labor	192,107	209,387	(17,280)	(8.3)%
Other store expenses	197,440	211,807	(14,367)	(6.8)%
General and administrative expenses	39,772	43,061	(3,289)	(7.6)%
Depreciation, amortization and impairment of intangibles	18,541	19,824	(1,283)	(6.5)%
Other charges	13,651	2,435	11,216	460.6%
Total operating expenses	461,511	486,514	(25,003)	(5.1)%
Operating profit	1,152	48,430	(47,278)	(97.6)%
Interest, net	11,474	11,880	(406)	(3.4)%
(Loss) earnings before income taxes	(10,322)	36,550	(46,872)	(128.2)%
Income tax (benefit) expense	(3,643)	11,489	(15,132)	(131.7)%
Net (loss) earnings	$(6,679)	$25,061	$(31,740)	(126.7)%
Three Months Ended March 31, 2017, compared to Three Months Ended March 31, 2016
Store Revenue. Total store revenue decreased by $92.0 million, or 11.1%, to $736.5 million for the three months ended March 31, 2017, from $828.5 million for the three months ended March 31, 2016. This was primarily due to a decrease of approximately $93.5 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue generally represents revenue earned in 2,851 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Same store revenues decreased by $43.1 million, or 7.8%, to $510.1 million for the three months ended March 31, 2017, as compared to $553.2 million in 2016. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below. Same store revenues are reported on a constant currency basis. The receiving store will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2017, decreased by $14.2 million, or 8.1%, to $162.0 million, as compared to $176.2

RENT-A-CENTER, INC. AND SUBSIDIARIES

million in 2016. This decrease in cost of rentals and fees was primarily attributable to a $15.9 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.2% for the three months ended March 31, 2017 as compared to 26.1% in 2016.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $4.8 million, or 4.2%, to $109.1 million for the three months ended March 31, 2017, from $113.9 million in 2016, primarily attributable to a decrease of $2.8 million in the Core U.S. segment and $1.6 million in the Acceptance Now segment. The gross margin percent of merchandise sales decreased to 10.3% for the three months ended March 31, 2017, from 13.5% in 2016.
Gross Profit. Gross profit decreased by $72.3 million, or 13.5%, to $462.7 million for the three months ended March 31, 2017, from $534.9 million in 2016, due primarily to a decrease of $73.9 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 62.4% for the three months ended March 31, 2017, as compared to 64.0% in 2016.
Store Labor. Store labor decreased by $17.3 million, or 8.3%, to $192.1 million, for the three months ended March 31, 2017, as compared to $209.4 million in 2016, primarily attributable to a decrease of $17.0 million in the Core U.S. segment as a result of our rationalization of the Core U.S. store base. Store labor expressed as a percentage of total store revenue was 26.1% for the three months ended March 31, 2017, as compared to 25.3% in 2016.
Other Store Expenses. Other store expenses decreased by $14.4 million, or 6.8%, to $197.4 million for the three months ended March 31, 2017, as compared to $211.8 million in 2016. Other store expenses in the Core U.S. segment decreased $16.4 million due primarily to our rationalization of the Core U.S. store base. Other store expenses expressed as a percentage of total store revenue were 26.8% for the three months ended March 31, 2017, compared to 25.6% in 2016.
General and Administrative Expenses. General and administrative expenses decreased by $3.3 million, or 7.6%, to $39.8 million for the three months ended March 31, 2017, as compared to $43.1 million in 2016, primarily due to lower overhead costs. General and administrative expenses expressed as a percentage of total revenue were to 5.4% for the three months ended March 31, 2017, compared to 5.2% in 2016.
Other Charges - Operating Expenses. Other charges increased by $11.2 million, or 460.6%, to $13.7 million for the three months ended March 31, 2017, as compared to $2.4 million in 2016. Other charges for the three months ended March 31, 2017 primarily included charges related to the reductions in our field support center and Acceptance Now store closures, litigation settlement, and incremental legal and advisory fees.
Operating Profit. Operating profit decreased by $47.3 million, or 97.6%, to $1.2 million for the three months ended March 31, 2017, as compared to $48.4 million in 2016 due to decreases of $37.8 million and $8.8 million in the Core U.S. and Acceptance Now segments, respectively, offset by an increase of $2.8 million in the Mexico segment as discussed in the segment performance sections below. Operating profit expressed as a percentage of total revenue was 0.2% for the three months ended March 31, 2017, compared to 5.8% in 2016. Excluding other charges, operating profit was $14.8 million, or 2.0% of revenue for the three months ended March 31, 2017, compared to $50.9 million, or 6.1% of revenue for the comparable period of 2016. These changes are primarily due to the decrease in Core U.S. gross profit, as discussed further in the segment performance section below.
Income Tax Benefit. Income tax (benefit) expense decreased by $15.1 million, or 131.7%, to $(3.6) million for the three months ended March 31, 2017, as compared to $11.5 million in 2016. The effective tax rate was a benefit of 35.3% for the three months ended March 31, 2017, compared to an expense of 31.4% in 2016, primarily due to the decrease in operating profit described above. Excluding other charges, the effective tax rate was an expense of 36.0% for the three months ended March 31, 2017, as compared to and expense of 38.2% in 2016.
Segment Performance
Core U.S. segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2017	2016	$	%
Revenues	$490,899	$584,365	$(93,466)	(16.0)%
Gross profit	337,954	411,889	(73,935)	(18.0)%
Operating profit	24,402	62,236	(37,834)	(60.8)%
Change in same store revenue				(12.5)%
Stores in same store revenue calculation				1,734
Revenues. The decrease in revenues for the three months ended March 31, 2017, was driven primarily by a decrease in rentals and fees revenue of $83.7 million, as compared to 2016. This decrease is primarily due to the decrease in same store revenue and the

RENT-A-CENTER, INC. AND SUBSIDIARIES

rationalization of our Core U.S. store base. The decrease in same store revenue was driven primarily by a lower portfolio balance and lower average ticket in first quarter of 2017.
Gross Profit. Gross profit decreased for the three months ended March 31, 2017, as compared to 2016, primarily due to the decrease in store revenue as discussed above and pricing actions taken to continue to right size the inventory mix. Gross profit as a percentage of segment revenues decreased to 68.8% for the three months ended March 31, 2017, as compared to 70.5% for the respective period in 2016.
Operating Profit. Operating profit as a percentage of segment revenues was 5.0% for the three months ended March 31, 2017, compared to 10.7% for the respective period in 2016, primarily due to sales deleverage, offset by a decrease in store labor and other store expenses of $17.0 million and $16.4 million, respectively, as a result of our store optimization efforts, in addition to lower customer stolen merchandise losses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.1% for the three months ended March 31, 2017, compared to 3.5% for the respective period in 2016. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.9% for the three months ended March 31, 2017, compared to 1.6% for the respective period in 2016. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2017	2016	$	%
Revenues	$234,546	$230,396	$4,150	1.8%
Gross profit	114,429	111,142	3,287	3.0%
Operating profit	20,619	29,369	(8,750)	(29.8)%
Change in same store revenue				2.9%
Stores in same store revenue calculation				1,033
Revenues. The increase in revenues for the three months ended March 31, 2017, compared to same period in 2016 was primarily driven by an increase in same store revenue, partially offset by lower store count.
Gross profit. Gross profit increased for the three months ended March 31, 2017, compared to the respective period in 2016, primarily due to the increase in same store revenue as discussed above. Gross profit as a percentage of segment revenues was 48.8% for the three months ended March 31, 2017, compared to 48.2% for the respective period in 2016, driven primarily by a favorable sales mix.
Operating profit. Operating profit decreased by 29.8% for the three months ended March 31, 2017, as compared to the respective period in 2016. The decrease in operating profit for the three months ended March 31, 2017 was primarily due to charges incurred for store closures and increases in rental merchandise losses. Excluding other charges, operating profit increased by 2.8% for the three months ended March 31, 2017, as compared to the respective period in 2016. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 11.7% (9.4% excluding other charges) for the three months ended March 31, 2017, compared to 9.0% for the respective period in 2016. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.0% for the three months ended March 31, 2017, compared to 0.9% for the respective period in 2016.
Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2017	2016	$	%
Revenues	$11,100	$13,749	$(2,649)	(19.3)%
Gross profit	7,821	9,327	(1,506)	(16.1)%
Operating profit (loss)	161	(2,610)	2,771	106.2%
Change in same store revenue				(6.0)%
Stores in same store revenue calculation				84
Revenues. Revenues for the three months ended March 31, 2017, were negatively impacted by approximately $1.4 million, due to exchange rate fluctuations as compared to the respective period in 2016. On a constant currency basis, revenue was negatively impacted by store closures in 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Gross Profit. Gross profit for the three months ended March 31, 2017, was negatively impacted by approximately $1.0 million, due to exchange rate fluctuations as compared to the respective periods in 2016. On a constant currency basis, gross profit decreased primarily as a result of decreased revenues as described above. Gross profit as a percentage of segment revenues improved to 70.5% for the three months ended March 31, 2017, as compared to 67.8% for the respective period in 2016, driven primarily by higher merchandise sales gross margin due to pricing initiatives.
Operating Profit (Loss). Operating results were positively impacted by approximately $0.1 million for the three months ended March 31, 2017, due to exchange rate fluctuations compared to respective periods in 2016. On a constant currency basis, operating results as a percentage of segment revenues increased to 1.5% for the three months ended March 31, 2017, from (19.0)% for the respective period in 2016. Operating losses for the three months ended March 31, 2016 included other charges of $2.4 million, primarily related to store closures during 2016. Excluding other charges, operating results as a percentage of segment revenues would have been 1.4% for the three months ended March 31, 2017, compared to (1.8)% in 2016, as a result of operating initiatives designed to improve the financial performance of our Mexico operations.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2017	2016	$	%
Revenues	$5,441	$7,142	$(1,701)	(23.8)%
Gross profit	2,459	2,586	(127)	(4.9)%
Operating profit	1,441	1,413	28	2.0%
Revenues. Merchandise sales and royalty income and fees decreased approximately $1.7 million for the three months ended March 31, 2017, compared to the respective period in 2016, primarily due to a lower amount of merchandise sold to the Company's franchise partners.
Gross Profit. Gross profit as a percentage of segment revenues increased to 45.2% for the three months ended March 31, 2017, from 36.2% for the respective period in 2016.
Operating Profit. Operating profit as a percentage of segment revenues increased to 26.5% for the three months ended March 31, 2017, compared to 19.8% for the respective period in 2016.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2017, we had $59.3 million of net cash provided by operating activities. We paid down debt by $71.6 million from cash generated from operations and also used cash in the amount of $22.0 million for capital expenditures and $4.3 million for payment of dividends, ending the three-month period with $58.1 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $167.4 million to $59.3 million for the three months ended March 31, 2017, from $226.7 million in 2016. This was primarily attributable to the receipt in 2016 of income tax refunds of approximately $80.0 million in addition to net changes in operating assets and liabilities.
Cash used in investing activities increased approximately $5.6 million to $21.6 million for the three months ended March 31, 2017, from $16.0 million in 2016, due primarily to an increase in capital expenditures.
Net cash used in financing activities was $76.0 million for the three months ended March 31, 2017, compared to $225.1 million in 2016, a change of $149.1 million, primarily driven by our net reduction in debt of $71.6 million for the three months ended March 31, 2017, as compared to a net decrease in debt of $212.1 million for the comparable period in 2016.
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
Should we require additional funding sources, we maintain revolving credit facilities, including a $20.0 million line of credit at INTRUST Bank, N.A. The availability of our INTRUST line of credit is restricted if the borrowing capacity under our Revolving Facility drops below $10 million. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal

RENT-A-CENTER, INC. AND SUBSIDIARIES

fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations will be sufficient to fund our liquidity requirements during the next 12 months. At May 1, 2017, we had $57.3 million in cash, in addition to $63.9 million of availability under our Credit Facility, due to the restriction limit of $225 million of outstanding borrowings at any time, included in the Waiver obtained for compliance with certain provisions of our Credit Agreement as described below, less $91.1 million in outstanding letters of credit, and $70.0 million in outstanding borrowings.
In order to draw on our credit facilities, we must be in compliance with certain debt covenant requirements. We are required to maintain certain financial ratios under the Credit Agreement, including a Consolidated Fixed Charge Coverage Ratio of no less than 1.50:1, and a Consolidated Total Leverage Ratio of no greater than 4.00:1. On March 31, 2017, our Consolidated Total Leverage Ratio exceeded the threshold of 4.00:1 and our Consolidated Fixed Charge Coverage Ratio did not meet the required ratio of 1.50:1.  We were in compliance with all other covenants at that time. On May 1, 2017, we entered into a Third Amendment and Waiver (the "Waiver") with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto pursuant to which the lenders agreed to waive compliance with certain provisions in the Credit Agreement, dated March 19, 2014, with us, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, permitting us to exceed the required Consolidated Total Leverage Ratio and fall below the required Consolidated Fixed Charge Coverage Ratio covenants, in each case for the three months ended March 31, 2017. The Waiver, effective through June 30, 2017, limits our outstanding borrowings at any time to $225 million, and borrowings during the Waiver period are restricted in use to working capital purposes. In addition, since the Consolidated Total Leverage Ratio at March 31, 2017 is greater than 3.75:1, we are limited to a maximum of $15 million in dividend payments for the fiscal year. As of March 31, 2017, we have paid dividends of $4.3 million and declared additional dividends of $4.3 million. The foregoing description of the Waiver is qualified in its entirety by reference to the full text of the Waiver, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K dated as of May 1, 2017.
We are currently in the process of working with our lenders to enter into an amendment to our Credit Agreement to allow for additional flexibility under our current covenants for the remaining term of the Credit Agreement. If we are unable to amend our Credit Facility or obtain future waivers, or other refinancing by June 30, 2017, the lenders under our senior secured credit facilities could terminate their commitments to lend to us and/or accelerate the amounts outstanding under the credit facilities. If the lenders were to terminate their commitments, our ability to operate effectively or execute our strategies could be negatively impacted. If the lenders were to accelerate the amounts outstanding under the credit facilities, it could result in a material adverse impact on our business, financial condition, results of operations or cash flows. See Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. If all amounts outstanding under the Credit Agreement were to become due and we were unable to repay such amounts, a default under our senior notes would occur which may result in the holders of the notes declaring the full principal amount of, and all accrued and unpaid interest on, the notes immediately due and payable. We cannot assure you that we would have enough funds to immediately pay our accelerated senior credit facilities and senior note obligations or that we would be able to obtain financing to do so on favorable terms, if at all.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the bonus depreciation to 2015 and through December 2019. The PATH act permits first-year bonus depreciation of 50% in 2015-2017, 40% in 2018, and 30% in 2019. The PATH act resulted in an estimated benefit of $154 million for us in 2016. We estimate the remaining tax deferral associated with these acts is approximately $199 million at March 31, 2017, of which approximately 75.4%, or $150 million will reverse in 2017, and the remainder will reverse between 2018 and 2019. We also estimate a benefit of $171 million resulting from bonus depreciation in 2017 which will offset the $150 million reversal, resulting in a net positive impact to cash taxes of $22 million.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Customer stolen merchandise	$45,561	$44,164
Other merchandise losses (1)	11,504	11,019
Total merchandise losses	$57,065	$55,183

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $22.0 million and $14.4 million on capital expenditures during the three months ended March 31, 2017 and 2016, respectively.
Acquisitions and New Location Openings. During the first three months of 2017, we did not acquire any new locations or accounts.
The table below summarizes the location activity for the three-month period ended March 31, 2017.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,463	1,431	478	130	229	4,731
New location openings	—	63	2	1	—	66
Acquired locations remaining open	—	—	—	—	3	3
Conversions	—	3	(3)	—	—	—
Closed locations
Merged with existing locations	(7)	(108)	(381)	—	—	(496)
Sold or closed with no surviving location	(3)	—	—	—	(3)	(6)
Locations at end of period	2,453	1,389	96	131	229	4,298
Acquired locations closed and accounts merged with existing locations	—	—	—	—	—	—
Total approximate purchase price of acquired stores (in millions)	$—	$—	$—	$—	$—	$—
Senior Debt. As discussed in Note 2 to the condensed consolidated financial statements, the $900.0 million Credit Agreement consists of $225.0 million, seven-year Term Loans and a $675.0 million, five-year Revolving Facility.
The full amount of the Revolving Facility may be used for the issuance of letters of credit, of which $91.1 million had been so utilized as of May 1, 2017, at which date $63.9 million was available. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 0.97% at May 1, 2017.
Senior Notes. See descriptions of the senior notes in Note 3 to the condensed consolidated financial statements.
Store Leases. We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, is $47.0 million, of which $2.8 million was outstanding as of March 31, 2017.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2017:

	Payments Due by Period
(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Senior Term Debt(1)	$50,250	$1,687	$4,500	$44,063	$—
Revolving Facility(2)	70,000	—	70,000	—	—
6.625% Senior Notes(3)	370,316	19,394	38,788	312,134	—
4.75% Senior Notes(4)	303,437	11,875	23,750	267,812	—
Operating Leases	485,980	125,554	241,861	109,084	9,481
Total(5)	$1,279,983	$158,510	$378,899	$733,093	$9,481

(1)
Does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at March 31, 2017, was 0.79%.

(2)
Does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 2.75% or the prime rate plus 0.50% to 1.75% at our election. The weighted average Eurodollar rate on our Revolving Facility at March 31, 2017 was 0.95%.

(3)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(5)
As of March 31, 2017, we have $33.7 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to our customers' receipt of their federal income tax refunds. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.
Effect of New Accounting Pronouncements
Please refer to New Accounting Pronouncements in Note 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2017, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $50.3 million outstanding in Term Loans, $70.0 million outstanding under our Revolving Facility and no outstanding borrowings under our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at March 31, 2017, was $259.1 million. The fair value of the 4.75% senior notes, based on the closing price at March 31, 2017, was $205.0 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2017, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at March 31, 2017, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $1.2 million additional annualized pre-tax charge or credit to our consolidated statement of operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of March 31, 2017, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015 through October 10, 2016, and seeks damages in unspecified amounts and costs, fees, and expenses. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.
Kevin Paul, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Sheila Coleman, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al. On March 15 and 16, 2017, substantially similar shareholder derivative suits were filed against certain current and former officers and directors and, nominally, against us, in state court in Dallas County, Texas. The lawsuits allege that the defendants breached their fiduciary duties owed to Rent-A-Center and otherwise mismanaged the affairs of the company as it concerns public statements made related to our point-of-sale system, operational results of our Acceptance Now segment, and our revenues and profitability. The petitions in these suits claim damages in unspecified amounts; seek an order directing the Company to make various changes to corporate governance and internal procedures, including putting forth a shareholder vote on various; restitution from the individual defendants; and cost, fees and expenses. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that the individual defendants will be found to have no liability in this matter.
Arnaud van der Gracht de Rommerswael, derivatively and on behalf of Rent-A-Center, Inc. v. Mark Speese et. al. On April 3, 2017, another shareholder derivative suit was filed against certain current and former officers and directors, JPMorgan Chase Bank, N.A., The Bank of New York Mellon Trust Company, N.A., and, nominally, against us, in federal court in Sherman, Texas. The complaint alleges that the defendants breached their fiduciary duties owed to Rent-A-Center and otherwise mismanaged the affairs of the company as it concerns (i) public statements made related to the rollout of our point-of-sale system; (ii) compensation paid to Guy Constant and Robert Davis surrounding their resignations; and (iii) change-of-control language in certain debt agreements, which the suit alleges impacts shareholders’ willingness to vote for a slate of directors nominated by Engaged Capital Flagship Master Fund, LP. (“Engaged Capital”). The complaint claims damages in unspecified amounts, disgorgement of benefits from alleged breaches of duty by the individual defendants; an order declaring that certain language in the debt agreements is unenforceable; an order enjoining the lender defendants from enforcing certain provisions in the debt agreements; an order directing the Company’s board to approve Engaged Capital’s slate of directors; an order directing the Company to make unspecified changes to corporate governance and internal procedures; and costs, fees, and expenses. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that the defendants will be found to have no liability in this matter.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 1A. Risk Factors
Except for the risk factors set forth below, there have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2016.
Our success depends on the effective implementation and continued execution of our strategies.
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. On April 10, 2017, we announced a new and comprehensive strategy to restore growth, improve profitability and maximize value. These initiatives are designed to strengthen the Core U.S. segment; optimize and grow the Acceptance Now segment; and leverage technology investments to expand distribution channels and integrate retail and online offerings:
Strengthen the Core

•	Enhance value proposition and facilitate ownership

•	Optimize product mix

•	Stabilize and upgrade the workforce

•	Improve account management

•	Drive efficiencies in-store

•	Optimize footprint
Optimize and Grow Acceptance Now

•	Enhance value proposition and facilitate ownership

•	Optimize partner relationships

•	Centralize account management

•	Grow Acceptance Now unstaffed solutions

•	Enhance decision engine
Embrace Technology and Channel Expansion

•	Leverage technology investments

•	Build digital capabilities to support omni-channel platform

•	Expand Acceptance Now to new channels, customers and products
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
We are in a management transition period in which our chief executive officer was recently named and the individual serving as our chief financial officer is acting in an interim role. We may not be able to effectively operate and execute our strategies during this interim period and may encounter difficulties or delays in identifying and/or attracting a permanent chief financial officer with the required level of experience and expertise.
On January 9, 2017, Robert D. Davis resigned as Chief Executive Officer and a director of the Company. On that date, our founder, former chief executive officer, and Chairman of the Board, Mark E. Speese, was named as Interim Chief Executive Officer. Effective as of April 10, 2017, Mr. Speese was named Chief Executive Officer in lieu of his interim role.
On December 2, 2016, Guy J. Constant resigned as Executive Vice President - Finance, Chief Financial Officer & Treasurer of the Company, and Maureen B. Short was named as Interim Chief Financial Officer. Our operations and business strategies could be materially and adversely affected if we do not name a permanent chief financial officer with the required level of experience and expertise in a timely manner,
Any significant leadership change or executive management transition creates uncertainty, involves inherent risk, and may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

RENT-A-CENTER, INC.

By:	/S/ MAUREEN B. SHORT
Maureen B. Short
Interim Chief Financial Officer
Date: May 5, 2017

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

3.4
Certificate of Designations of Series D Preferred Stock of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated as of March 29, 2017.)

4.1*	Form of Certificate evidencing Common Stock

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

4.4
Rights Agreement, dated as of March 28, 2017, between Rent-A-Center, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated as of March 25, 2017.)

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

10.11†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

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

10.14†
Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

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

10.24†
Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended August 31, 2016.)

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

10.41†
Interim CEO Employment Agreement, dated as of January 9, 2017, between Mark E. Speese and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 9, 2017.)

10.42†
Separation Agreement and Release of Claims, dated as of January 9, 2017, between Robert D. Davis and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 9, 2017.)

10.43†
Amendment No. 1 to Interim CEO Employment Agreement, dated April 10, 2017, between Mark E. Speese and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 9, 2017.)

10.44
Third Amendment and Waiver to the Credit Agreement, dated effective as of May 1, 2017, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 1, 2017.)

18.1
Preferability letter regarding change in accounting principle (Incorporated herein by reference to Exhibit 18.1 to the registrant's Quarterly Report on the Form 10-Q for the quarter ended September 30, 2014).

INDEX TO EXHIBITS

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mark E. Speese

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement

*	Filed herewith