Form 10-Q
period 2017-06-30
RENT A CENTER INC DE
filed 2017-07-28
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Registrant’s telephone number, including area code: 972-801-1100
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES   ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2017:

Class	Outstanding
Common stock, $.01 par value per share	53,301,924

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$575,411	$645,710	$1,170,825	$1,320,005
Merchandise sales	76,773	76,777	198,495	208,484
Installment sales	17,657	17,672	34,414	36,092
Other	2,519	3,280	5,171	7,368
Total store revenues	672,360	743,439	1,408,905	1,571,949
Franchise
Merchandise sales	3,214	4,023	6,535	8,970
Royalty income and fees	2,061	2,157	4,181	4,352
Total revenues	677,635	749,619	1,419,621	1,585,271
Cost of revenues
Store
Cost of rentals and fees	159,276	169,139	321,309	345,380
Cost of merchandise sold	77,055	70,903	186,179	184,789
Cost of installment sales	5,708	5,662	10,892	11,687
Total cost of store revenues	242,039	245,704	518,380	541,856
Franchise cost of merchandise sold	3,063	3,757	6,045	8,313
Total cost of revenues	245,102	249,461	524,425	550,169
Gross profit	432,533	500,158	895,196	1,035,102
Operating expenses
Store expenses
Labor	179,447	199,992	371,554	409,379
Other store expenses	177,050	192,856	374,490	404,663
General and administrative expenses	47,097	40,135	86,869	83,196
Depreciation, amortization and impairment of intangibles	18,708	20,776	37,249	40,600
Other charges	11,104	18,849	24,755	21,284
Total operating expenses	433,406	472,608	894,917	959,122
Operating (loss) profit	(873)	27,550	279	75,980
Debt refinancing charges	1,936	—	1,936	—
Interest expense	11,263	11,737	22,893	23,714
Interest income	(159)	(108)	(315)	(205)
(Loss) earnings before income taxes	(13,913)	15,921	(24,235)	52,471
Income tax (benefit) expense	(5,020)	5,975	(8,663)	17,464
Net (loss) earnings	$(8,893)	$9,946	$(15,572)	$35,007
Basic (loss) earnings per common share	$(0.17)	$0.19	$(0.29)	$0.66
Diluted (loss) earnings per common share	$(0.17)	$0.19	$(0.29)	$0.66
Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands)	Unaudited		Unaudited
Net (loss) earnings	$(8,893)	$9,946	$(15,572)	$35,007
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,181	(1,377)	6,736	1,073
Total other comprehensive (loss) income	1,181	(1,377)	6,736	1,073
Comprehensive (loss) income	$(7,712)	$8,569	$(8,836)	$36,080
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$73,831	$95,396
Receivables, net of allowance for doubtful accounts of $2,681 and $3,593 in 2017 and 2016, respectively	64,379	69,785
Prepaid expenses and other assets	56,363	54,989
Rental merchandise, net
On rent	706,086	795,118
Held for rent	200,223	206,836
Merchandise held for installment sale	3,811	3,629
Property assets, net of accumulated depreciation of $552,653 and $522,101 in 2017 and 2016, respectively	311,687	316,428
Goodwill	55,424	55,308
Other intangible assets, net	794	5,252
Total assets	$1,472,598	$1,602,741
LIABILITIES
Accounts payable – trade	$112,997	$108,238
Accrued liabilities	322,260	332,196
Deferred income taxes	152,847	173,144
Senior debt, net	97,579	186,747
Senior notes, net	538,118	537,483
Total liabilities	1,223,801	1,337,808
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,671,676 and 109,519,369 shares issued in 2017 and 2016, respectively	1,096	1,095
Additional paid-in capital	828,355	827,107
Retained earnings	776,519	800,640
Treasury stock at cost, 56,369,752 shares in 2017 and 2016	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(9,496)	(16,232)
Total stockholders' equity	248,797	264,933
Total liabilities and stockholders' equity	$1,472,598	$1,602,741
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
(In thousands)	Unaudited
Cash flows from operating activities
Net (loss) earnings	$(15,572)	$35,007
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation of rental merchandise	318,099	341,186
Bad debt expense	6,395	6,800
Stock-based compensation expense	1,079	4,814
Depreciation of property assets	36,705	38,857
Loss on sale or disposal of property assets	1,167	2,942
Amortization and impairment of intangibles	4,439	1,224
Amortization of financing fees	1,914	1,558
Debt refinancing fees	1,936	—
Deferred income taxes	(20,296)	(20,965)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(223,387)	(211,536)
Receivables	(990)	(1,881)
Prepaid expenses and other assets	(1,305)	96,008
Accounts payable – trade	4,759	(3,244)
Accrued liabilities	(3,059)	12,407
Net cash provided by operating activities	111,884	303,177
Cash flows from investing activities
Purchase of property assets	(40,159)	(28,183)
Proceeds from sale of stores	912	2,918
Acquisitions of businesses	(215)	(3,089)
Net cash used in investing activities	(39,462)	(28,354)
Cash flows from financing activities
Exercise of stock options	170	—
Shares withheld for payment of employee tax withholdings	(218)	(127)
Proceeds from debt	87,580	51,610
Repayments of debt	(174,705)	(284,305)
Dividends paid	(8,539)	(17,034)
Net cash used in financing activities	(95,712)	(249,856)
Effect of exchange rate changes on cash	1,725	2,840
Net (decrease) increase in cash and cash equivalents	(21,565)	27,807
Cash and cash equivalents at beginning of period	95,396	60,363
Cash and cash equivalents at end of period	$73,831	$88,170
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The adoption of ASU 2017-09 will be required for us on a prospective basis beginning January 1, 2018, with early adoption permitted. We are currently in the process of determining the adoption date and what impact the adoption of this ASU will have on our financial statements.
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
Note 2 - Senior Debt
On March 19, 2014, we entered into a Credit Agreement (the "Credit Agreement") among the Company, the several lenders from time to time parties to the Credit Agreement, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A., and SunTrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement initially provided a $900.0 million senior credit facility consisting of $225.0 million in term loans (the "Term Loans") and a $675.0 million revolving credit facility (the "Revolving Facility"). The Credit Agreement was previously amended on February 1, 2016 (the “First Amendment”), on September 30, 2016 (the “Second Amendment”), and on March 31, 2017 (the "Third Amendment and Waiver"). These amendments are referenced in the Index to Exhibits in this Quarterly Report on Form 10-Q, as exhibits 10.35, 10.39 and 10.43, respectively. On June 6, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”), effective as of June 6, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts outstanding under the Term Loans were $49.7 million and $191.8 million at June 30, 2017 and December 31, 2016, respectively. The amount outstanding under the Revolving Facility was $55.0 million at June 30, 2017 and there were no outstanding borrowings under the Revolving Facility at December 31, 2016. Outstanding borrowings for senior debt at June 30, 2017 and December 31, 2016 were reduced by total unamortized issuance costs of $7.1 million and $5.1 million, respectively. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. In the event our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) exceeds 2.5:1, we are also required to pay down the Term Loans by a percentage of annual excess cash flow, as defined in the Credit Agreement. Additional payments will be equal to 25% of annual excess cash flows if the Consolidated Total Leverage Ratio is between 2.5:1 and 3.0:1, increasing to 50% of annual excess cash flows if the Consolidated Total Leverage Ratio is greater than 3.0:1. We made a mandatory excess cash flow prepayment in March 2017 with respect to our results for the year ended December 31, 2016, of approximately $141 million and in March 2016 with respect to our results for the year ended December 31, 2015, of approximately $27 million. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election (pursuant to the Fourth Amendment discussed below). The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 3.00% and 2.00%, respectively, at June 30, 2017, may fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee during the second quarter of 2017 was equal to 0.50% of the unused portion of the Revolving Facility.
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

•
repurchase capital stock, repurchase 6.625% notes and 4.75% notes and/or pay cash dividends when the Consolidated Total Leverage Ratio is greater than 3.75:1 (subject to an exception for cash dividends in an amount not to exceed $15 million annually);

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•	sell, lease or otherwise transfer assets (other than in the ordinary course of business);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business.
Since the Consolidated Total Leverage Ratio at June 30, 2017 is greater than 3.75:1, we are limited to a maximum of $15 million in dividend payments for the fiscal year. As of June 30, 2017, we have paid dividends of $8.5 million and declared additional dividends of $4.3 million.
The Fourth Amendment removed or modified certain covenants under the Credit Agreement, including:

•	the maximum Consolidated Total Leverage Ratio was removed;

•	the maximum Consolidated Senior Secured Leverage Ratio was removed;

•
the minimum Consolidated Fixed Charge Coverage Ratio was reduced from 1.50:1 to 1.10:1 and the definitions of Consolidated Fixed Charges and Consolidated Fixed Charge Coverage Ratio were modified. In addition, the sole consequence of a breach of this covenant shall be that a Minimum Availability Period shall result, which impacts the borrowing capacity under the Loans;

•	any guarantee obligations of Foreign Subsidiaries may not exceed an aggregate of $10 million outstanding at any time;

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
indebtedness, including Capital Lease Obligations, mortgage financings and purchase money obligations that are secured by Liens permitted under the Credit Agreement, may not exceed an aggregate outstanding amount of $10 million, unless such Indebtedness was outstanding on the effective date of the Fourth Amendment; and

•	removed certain Permitted Investments, and modified Permitted Acquisitions, which is now tied to certain performance criteria, including the Borrowing Base.
As a result of the Fourth Amendment, we are no longer required to maintain a certain Consolidated Total Leverage Ratio or Consolidated Senior Secured Leverage Ratio, and we are prohibited from repurchasing our common stock and senior notes for the remaining term of the Credit Agreement. In addition, under the Fourth Amendment, we agreed to provide additional collateral protections to secure the obligations under the Credit Agreement.
The Fourth Amendment reduced the total capacity of the Revolving Facility from $675 million to $350 million. The Fourth Amendment also modified the borrowing terms of the revolving loans under the Credit Agreement, which, as amended, establishes that the aggregate outstanding amounts (including after any draw request) not exceed the Borrowing Base. The Borrowing Base is tied to the Company’s Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, in addition to Reserves and the Term Loan Reserve. We will provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless the remaining availability of the Revolving Facility is less than 20% of the maximum borrowing capacity of the Revolving Facility or $60 million, in which case the Company must provide weekly information.
The Credit Agreement as modified by the Fourth Amendment permits us to increase the amount of the Term Loans and/or the Revolving Facility from time to time on up to three occasions, in an aggregate amount of no more than $100 million. We may request an Incremental Revolving Loan or Incremental Term Loan, provided that at the time of such request, we are not in default, have obtained the consent of the administrative agent and the lenders providing such increase, and after giving effect thereto, (i) the Consolidated Fixed Charge Coverage Ratio on a pro forma basis is no less than 1.10:1, (ii) the Total Revolving Extensions of Credit do not exceed the Borrowing Base, and (iii) if the request occurs during a Minimum Availability Period, the Availability must be more than the Availability Threshold Amount.
The Fourth Amendment permits the Agent, in its sole discretion, to make loans to us that it deems necessary or desires (i) to preserve or protect the Collateral, (ii) to enhance the likelihood of, or maximize the amount of, repayment of the Loans and other Obligations, or (iii) to pay any other amount chargeable to or requirement to be paid by the Company pursuant to the terms of the Credit Agreement. The aggregate amount of such Protective Advances outstanding at any time may not exceed $35 million.
In connection with the Fourth Amendment, we recorded a write-down of previously unamortized debt issuance costs of approximately $1.9 million. In addition, we paid arrangement and amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $5.1 million, which were capitalized and will be amortized to interest expense over the remaining term of the agreement.
We also utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our operations during the next 12 months. As of June 30, 2017, we have issued letters of credit of $91.1 million.
The Fourth Amendment is included as an exhibit to our Current Report on Form 8-K dated as of June 6, 2017.
The table below shows the required and actual ratios under the Credit Agreement calculated as of June 30, 2017:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	0.77:1
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received) for the 12-month period ending June 30, 2017 ($36.8 million), by consolidated fixed charges for the 12-month period ending June 30, 2017 ($48.0 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 0.77:1 as of June 30, 2017 was below the minimum requirement of 1.10:1 as defined in the Fourth Amendment modifications above. As a result of being out of compliance with this covenant, we must maintain $50.0 million of excess availability on the Revolving Facility.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Availability under our Revolving Facility was $143.4 million at June 30, 2017, net of the $50 million of excess availability we must maintain on the Revolving Facility.
Events of default under the Credit Agreement include customary events, such as a cross-acceleration provision in the event that we default on other debt. In addition, an event of default under the Credit Agreement would occur if a change of control occurs. This is defined to include the case where a third party becomes the beneficial owner of 35% or more of our voting stock or a majority of Rent-A-Center’s Board of Directors are not Continuing Directors (all of the current members of our Board of Directors are Continuing Directors under the Credit Agreement). An event of default would also occur if one or more judgments were entered against us of $50.0 million or more and such judgments were not satisfied or bonded pending appeal within 30 days after entry.
In addition to the Revolving Facility discussed above, we maintain a $20 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The availability of our INTRUST line of credit is restricted if the borrowing capacity under our Revolving Facility drops below $10 million. There were no outstanding borrowings against this line of credit at June 30, 2017 or December 31, 2016. The line of credit generally renews on August 21 of each year. Borrowings under the line of credit bear interest at the greater of a variable rate or 2.00%.
The table below shows the scheduled maturity dates of our outstanding debt at June 30, 2017 for each of the years ending December 31:

(in thousands)	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
2017	$1,125	$—	$—	$1,125
2018	2,250	—	—	2,250
2019	2,250	55,000	—	57,250
2020	2,250	—	—	2,250
2021	41,813	—	—	41,813
Thereafter	—	—	—	—
Total senior debt	$49,688	$55,000	$—	$104,688
Note 3 - Subsidiary Guarantors – Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of June 30, 2017 and December 31, 2016, was $292.7 million, reduced by $2.1 million and $2.5 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of June 30, 2017 and December 31, 2016, was $250.0 million, reduced by $2.5 million and $2.8 million of unamortized issuance costs, respectively.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At June 30, 2017, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at June 30, 2017 and December 31, 2016, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$274,444	$(18,296)	$292,740	$266,393	$(26,347)
4.75% senior notes	250,000	226,250	(23,750)	250,000	206,250	(43,750)
Total senior notes	$542,740	$500,694	$(42,046)	$542,740	$472,643	$(70,097)
Note 5 - Other Charges
Acceptance Now Store Closures. During the first six months of 2017, we closed 319 Acceptance Now manned locations and 9 Acceptance Now direct locations, resulting in pre-tax charges of $13.0 million consisting primarily of rental merchandise losses, disposal of fixed assets, and other miscellaneous labor and shutdown costs. In addition, as a result of the plan to close certain Acceptance Now locations, we recorded a pre-tax impairment charge of $3.9 million to our intangible assets, related to a vendor relationship.
Corporate Cost Rationalization. During the first quarter of 2017, we executed a head count reduction that impacted approximately 6% of our field support center workforce. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $2.5 million for the six months ended June 30, 2017.
U.S Core Store and Acceptance Now Consolidation Plan. During the second quarter of 2016, we closed 167 U.S. Core and 96 Acceptance Now locations, resulting in a pre-tax restructuring charge of $18.8 million for the three months ended June 30, 2016. Restructuring charges consisted of lease obligation costs of $15.0 million, of which $1.0 million was paid as of June 30, 2016, disposal of fixed assets of $2.6 million, and other miscellaneous costs.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax restructuring charges of $2.3 million in the Mexico segment for disposal of rental merchandise, fixed assets and leasehold improvements and other charges to decommission the stores.
Activity with respect to other charges for the six months ended June 30, 2017 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2016	Charges & Adjustments	Payments	Accrued Charges at June 30, 2017
Cash charges:
Labor reduction costs	$1,393	$2,824	$(2,385)	$1,832
Lease obligation costs	6,628	15	(2,997)	3,646
Other miscellaneous	—	531	(531)	—
Total cash charges	$8,021	3,370	$(5,913)	$5,478
Non-cash charges:
Rental merchandise losses		12,174
Loss on sale of fixed assets		351
Impairment of intangible asset		3,895
Other(1)		4,965
Total other charges		$24,755
(1) Other primarily includes litigation settlements, and incremental legal and advisory fees related to shareholder proposals.
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
Segment information for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues
Core U.S.	$457,025	$530,612	$947,924	$1,114,977
Acceptance Now	203,321	199,516	437,867	429,912
Mexico	12,014	13,311	23,114	27,060
Franchising	5,275	6,180	10,716	13,322
Total revenues	$677,635	$749,619	$1,419,621	$1,585,271

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gross profit
Core U.S.	$318,006	$383,129	$655,960	$795,018
Acceptance Now	103,934	105,352	218,363	216,494
Mexico	8,381	9,254	16,202	18,581
Franchising	2,212	2,423	4,671	5,009
Total gross profit	$432,533	$500,158	$895,196	$1,035,102

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating (loss) profit
Core U.S.	$30,980	$38,715	$55,382	$100,951
Acceptance Now	18,597	27,547	39,216	56,916
Mexico	(41)	572	120	(2,038)
Franchising	1,092	1,425	2,533	2,838
Total segments	50,628	68,259	97,251	158,667
Corporate	(51,501)	(40,709)	(96,972)	(82,687)
Total operating (loss) profit	$(873)	$27,550	$279	$75,980

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Depreciation, amortization and impairment of intangibles
Core U.S.	$7,882	$10,563	$15,990	$21,455
Acceptance Now	629	828	1,415	1,665
Mexico	526	864	1,053	1,803
Franchising	44	44	88	89
Total segments	9,081	12,299	18,546	25,012
Corporate	9,627	8,477	18,703	15,588
Total depreciation, amortization and impairment of intangibles	$18,708	$20,776	$37,249	$40,600
We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first six months of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Condensed Consolidated Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Capital expenditures
Core U.S.	$8,600	$3,456	$14,708	$7,227
Acceptance Now	612	305	1,095	597
Mexico	24	76	47	223
Total segments	9,236	3,837	15,850	8,047
Corporate	8,875	9,906	24,309	20,136
Total capital expenditures	$18,111	$13,743	$40,159	$28,183

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information - Selected balance sheet data:

(in thousands)	June 30, 2017	December 31, 2016
On rent rental merchandise, net
Core U.S.	$373,907	$426,845
Acceptance Now	318,099	354,486
Mexico	14,080	13,787
Total on rent rental merchandise, net	$706,086	$795,118

(in thousands)	June 30, 2017	December 31, 2016
Held for rent rental merchandise, net
Core U.S.	$181,773	$192,718
Acceptance Now	11,477	7,489
Mexico	6,973	6,629
Total held for rent rental merchandise, net	$200,223	$206,836

(in thousands)	June 30, 2017	December 31, 2016
Assets by segment
Core U.S.	$781,141	$872,551
Acceptance Now	396,092	432,383
Mexico	33,978	31,415
Franchising	2,402	2,197
Total segments	1,213,613	1,338,546
Corporate	258,985	264,195
Total assets	$1,472,598	$1,602,741
Note 7 - Stock-Based Compensation
We recognized $1.8 million and $2.5 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $4.8 million during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we granted approximately 756,000 stock options, 490,000 market-based performance restricted stock units and 466,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 43.75% to 52.52%, a risk-free interest rate of 1.54% to 2.07%, an expected dividend yield of 2.84% to 3.85% and an expected term of 3.5 years to 5.75 years. The weighted-average exercise price of the options granted during the six months ended June 30, 2017 was $8.97 and the weighted-average grant-date fair value was $2.73. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the restricted stock units granted during the six months ended June 30, 2017 was $9.00.
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
We are subject to unclaimed property audits by states in the ordinary course of business. A comprehensive multi-state unclaimed property audit is currently in progress. The property subject to review in this audit process includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. We do not expect the ultimate outcome of the audit or any negotiated settlements to have a material adverse impact to our financial statements.
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, are $47.0 million, of which $2.1 million was outstanding as of June 30, 2017.
Note 9 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net (loss) earnings	$(8,893)	$9,946	$(15,572)	$35,007
Denominator:
Weighted-average shares outstanding	53,292	53,092	53,255	53,089
Effect of dilutive stock awards(1)	—	289	—	273
Weighted-average dilutive shares	53,292	53,381	53,255	53,362

Basic (loss) earnings per common share	$(0.17)	$0.19	$(0.29)	$0.66
Diluted (loss) earnings per common share	$(0.17)	$0.19	$(0.29)	$0.66
Anti-dilutive securities excluded from diluted (loss) earnings per common share:
Anti-dilutive restricted share units	1,568	876	1,568	876
Anti-dilutive stock options	3,251	2,652	3,251	2,646

(1)	There was no dilutive effect to the loss per common share for the three and six months ended June 30, 2017 due to the net loss incurred for both periods.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Recent Developments
Conn's Referral Contract Termination. On March 30, 2017, we decided to not renew our Referral Agreement with Conn's due to the quality and performance of customer accounts originating from Conn's stores, which consistently underperformed compared to the rest of our Acceptance Now segment in terms of delinquencies, losses and product returns. The charges incurred during the first and second quarters of 2017 related to the contract termination are included in other charges for the Acceptance Now segment and discussed in Note 5 to the unaudited condensed consolidated financial statements.
hhgregg Bankruptcy Announcement. On February 23, 2017, hhgregg announced the closure of 88 stores effective March 3, 2017. As a result, the Company's 76 Acceptance Now manned locations and 9 Acceptance Now direct locations, operating in those stores were also closed. Subsequently, on March 6, 2017, hhgregg filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. On April 7, 2017, hhgregg initiated a liquidation plan to close their remaining 132 stores, which included 128 Acceptance Now locations. The charges incurred for the closure of these stores in the first and second quarters of 2017 are included in other charges for the Acceptance Now segment and discussed in Note 5 to the unaudited condensed consolidated financial statements.
Executive Management Appointments. On May 5, 2017, Joel Mussat was appointed as Chief Operating Officer. Mr. Mussat brings significant retail strategy, operations and rent-to-own industry expertise. On July 18, 2017, Martin Evans was appointed as Chief Human Resources Officer. Martin brings an outstanding “people” skillset and more than 20 years’ experience shaping high-performance cultures at Fortune 500 companies.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first half of 2017, we experienced a decline in revenues, gross profit and operating profit driven primarily by declines in same store revenue, reduction in our store base for the Core U.S. segment and an increase in other charges, offset by overall improvements in revenue and gross profit in the Acceptance Now segment. Other charges were primarily comprised of Acceptance Now store closures, incremental legal and advisory fees, and debt refinancing costs.
The Acceptance Now segment revenues increased by approximately $8.0 million or 1.9% primarily due to an increase in same store revenue of 4.1%. Gross profit increased by 0.9% primarily due to the increase in revenues, partially offset by lower gross margins on merchandise sales driven by our focused effort to encourage ownership and reduce returned product. Operating profit declined 31.1% primarily due to other charges related to store closures. Excluding these other charges, operating profit decreased by 3.0%.
Revenues in our Core U.S. segment decreased approximately $167.1 million for the six months ended June 30, 2017, due to a decrease in same store revenue of 11.4% and rationalization of our Core U.S. store base in the prior year. Gross profit as a percentage of revenue decreased 2.1% due to the decrease in store revenue and pricing actions taken to right size the segment's inventory mix and changes from the value proposition. Labor and other store expenses were negatively affected by sales deleverage.
Gross profit for the Mexico segment as a percentage of revenue increased by 1.4% for the six months ended June 30, 2017, driven by higher gross margin merchandise sales due to pricing initiatives. The segment also generated positive operating profit for the six months ended June 30, 2017.
Cash flow from operations was $111.9 million for the six months ended June 30, 2017. We used our free cash flow to pay down debt by $87.1 million during the first half of the year, ending the period with $73.8 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues
Store
Rentals and fees	$575,411	$645,710	$(70,299)	(10.9)%	$1,170,825	$1,320,005	$(149,180)	(11.3)%
Merchandise sales	76,773	76,777	(4)	—%	198,495	208,484	(9,989)	(4.8)%
Installment sales	17,657	17,672	(15)	(0.1)%	34,414	36,092	(1,678)	(4.6)%
Other	2,519	3,280	(761)	(23.2)%	5,171	7,368	(2,197)	(29.8)%
Total store revenue	672,360	743,439	(71,079)	(9.6)%	1,408,905	1,571,949	(163,044)	(10.4)%
Franchise
Merchandise sales	3,214	4,023	(809)	(20.1)%	6,535	8,970	(2,435)	(27.1)%
Royalty income and fees	2,061	2,157	(96)	(4.5)%	4,181	4,352	(171)	(3.9)%
Total revenues	677,635	749,619	(71,984)	(9.6)%	1,419,621	1,585,271	(165,650)	(10.4)%
Cost of revenues
Store
Cost of rentals and fees	159,276	169,139	(9,863)	(5.8)%	321,309	345,380	(24,071)	(7.0)%
Cost of merchandise sold	77,055	70,903	6,152	8.7%	186,179	184,789	1,390	0.8%
Cost of installment sales	5,708	5,662	46	0.8%	10,892	11,687	(795)	(6.8)%
Total cost of store revenues	242,039	245,704	(3,665)	(1.5)%	518,380	541,856	(23,476)	(4.3)%
Franchise cost of merchandise sold	3,063	3,757	(694)	(18.5)%	6,045	8,313	(2,268)	(27.3)%
Total cost of revenues	245,102	249,461	(4,359)	(1.7)%	524,425	550,169	(25,744)	(4.7)%
Gross profit	432,533	500,158	(67,625)	(13.5)%	895,196	1,035,102	(139,906)	(13.5)%
Operating expenses
Store expenses
Labor	179,447	199,992	(20,545)	(10.3)%	371,554	409,379	(37,825)	(9.2)%
Other store expenses	177,050	192,856	(15,806)	(8.2)%	374,490	404,663	(30,173)	(7.5)%
General and administrative expenses	47,097	40,135	6,962	17.3%	86,869	83,196	3,673	4.4%
Depreciation, amortization and impairment of intangibles	18,708	20,776	(2,068)	(10.0)%	37,249	40,600	(3,351)	(8.3)%
Other charges	11,104	18,849	(7,745)	(41.1)%	24,755	21,284	3,471	16.3%
Total operating expenses	433,406	472,608	(39,202)	(8.3)%	894,917	959,122	(64,205)	(6.7)%
Operating (loss) profit	(873)	27,550	(28,423)	(103.2)%	279	75,980	(75,701)	(99.6)%
Debt refinancing charges	1,936	—	1,936	100.0%	1,936	—	1,936	100.0%
Interest, net	11,104	11,629	(525)	(4.5)%	22,578	23,509	(931)	(4.0)%
(Loss) earnings before income taxes	(13,913)	15,921	(29,834)	(187.4)%	(24,235)	52,471	(76,706)	(146.2)%
Income tax (benefit) expense	(5,020)	5,975	(10,995)	(184.0)%	(8,663)	17,464	(26,127)	(149.6)%
Net (loss) earnings	$(8,893)	$9,946	$(18,839)	(189.4)%	$(15,572)	$35,007	$(50,579)	(144.5)%
Three Months Ended June 30, 2017, compared to Three Months Ended June 30, 2016
Store Revenue. Total store revenue decreased by $71.1 million, or 9.6%, to $672.4 million for the three months ended June 30, 2017, from $743.4 million for the three months ended June 30, 2016. This was primarily due to a decrease of approximately $73.6 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,561 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store

RENT-A-CENTER, INC. AND SUBSIDIARIES

(acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. Same store revenues decreased by $34.5 million, or 7.4%, to $429.8 million for the three months ended June 30, 2017, as compared to $464.3 million in 2016. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended June 30, 2017, decreased by $9.9 million, or 5.8%, to $159.3 million as compared to $169.1 million in 2016. This decrease in cost of rentals and fees was primarily attributable to a $10.8 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.7% for the three months ended June 30, 2017 as compared to 26.2% in 2016.
Cost of Merchandise Sold. Cost of merchandise sold increased by $6.2 million, or 8.7%, to $77.1 million for the three months ended June 30, 2017, from $70.9 million in 2016, primarily attributable to an increase of $2.3 million in the Core U.S. segment and $3.9 million in the Acceptance Now segment. The gross margin percent of merchandise sales decreased to (0.4)% for the three months ended June 30, 2017, from 7.7% in 2016.
Gross Profit. Gross profit decreased by $67.6 million, or 13.5%, to $432.5 million for the three months ended June 30, 2017, from $500.2 million in 2016, due primarily to a decrease of $65.1 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 63.8% for the three months ended June 30, 2017, as compared to 66.7% in 2016, primarily as a result of implementing targeted pricing actions and changes from the new value proposition, as discussed further in the segment performance section below.
Store Labor. Store labor decreased by $20.5 million, or 10.3%, to $179.4 million, for the three months ended June 30, 2017, as compared to $200.0 million in 2016, primarily attributable to a decrease of $19.4 million in the Core U.S. segment as a result of the rationalization of the Core U.S. store base in the prior year and lower insurance expenses. Store labor expressed as a percentage of total store revenue was 26.7% for the three months ended June 30, 2017, as compared to 26.9% in 2016.
Other Store Expenses. Other store expenses decreased by $15.8 million, or 8.2%, to $177.1 million for the three months ended June 30, 2017, as compared to $192.9 million in 2016, primarily attributable to a decrease of $17.6 million in the Core U.S. segment as a result of the rationalization of the Core U.S. store base in the prior year, partially offset by a $1.9 million increase in the Acceptance Now segment. Other store expenses expressed as a percentage of total store revenue were 26.3% for the three months ended June 30, 2017, compared to 25.9% in 2016.
General and Administrative Expenses. General and administrative expenses increased by $7.0 million, or 17.3%, to $47.1 million for the three months ended June 30, 2017, as compared to $40.1 million in 2016, driven primarily by incentive compensation accrued at a higher rate than the prior year. General and administrative expenses expressed as a percentage of total revenue were 7.0% for the three months ended June 30, 2017, compared to 5.4% in 2016.
Other Charges. Other charges decreased by $7.7 million, or 41.1%, to $11.1 million for the three months ended June 30, 2017, as compared to $18.8 million in 2016. Other charges for the three months ended June 30, 2017 and 2016 primarily included charges related to the closure of Core U.S. and Acceptance Now locations, reductions in our Mexico field support center, incremental legal and advisory fees, and unclaimed property settlement reserve.
Operating Profit. Operating profit decreased by $28.4 million, or 103.2%, to a loss of $(0.9) million for the three months ended June 30, 2017, as compared to income of $27.6 million in 2016, primarily due to decreases of $7.7 million and $9.0 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance sections below. Operating profit expressed as a percentage of total revenue was (0.1)% for the three months ended June 30, 2017, compared to 3.7% in 2016, primarily due to the decrease in Core U.S. revenue and gross profit, as discussed further in the segment performance section below. Excluding other charges, operating profit was $10.2 million, or 1.5% of revenue for the three months ended June 30, 2017, compared to $46.4 million, or 6.2% of revenue for the comparable period of 2016.
Income Tax Benefit. Income tax benefit for the three months ended June 30, 2017 was $5.0 million, as compared to $6.0 million income tax expense in 2016. The effective tax benefit rate was 36.1% for the three months ended June 30, 2017, compared to an expense of 37.5% in 2016, primarily due to the decrease in operating profit described above.
Six Months Ended June 30, 2017, compared to Six Months Ended June 30, 2016
Store Revenue. Total store revenue decreased by $163.0 million, or 10.4%, to $1,408.9 million for the six months ended June 30, 2017, from $1,571.9 million for the six months ended June 30, 2016. This was primarily due to a decrease of approximately $167.1 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 3,120 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month

RENT-A-CENTER, INC. AND SUBSIDIARIES

following the account transfer. Same store revenues decreased by $77.6 million, or 7.6%, to $939.9 million for the six months ended June 30, 2017, as compared to $1,017.6 million in 2016. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the six months ended June 30, 2017, decreased by $24.1 million, or 7.0%, to $321.3 million, as compared to $345.4 million in 2016. This decrease in cost of rentals and fees was primarily attributable to a $26.7 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.4% for the six months ended June 30, 2017 as compared to 26.2% in 2016.
Cost of Merchandise Sold. Cost of merchandise sold increased by $1.4 million, or 0.8%, to $186.2 million for the six months ended June 30, 2017, from $184.8 million in 2016, primarily attributable to an increase of $2.3 million in the Acceptance Now segment, partially offset by a decrease of $0.5 million in both the Core U.S. and Mexico segments. The gross margin percent of merchandise sales decreased to 6.2% for the six months ended June 30, 2017, from 11.4% in 2016.
Gross Profit. Gross profit decreased by $139.9 million, or 13.5%, to $895.2 million for the six months ended June 30, 2017, from $1,035.1 million in 2016, due primarily to a decrease of $139.1 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 63.1% for the six months ended June 30, 2017, as compared to 65.3% in 2016.
Store Labor. Store labor decreased by $37.8 million, or 9.2%, to $371.6 million, for the six months ended June 30, 2017, as compared to $409.4 million in 2016, primarily attributable to a decrease of $36.5 million in the Core U.S. segment as a result of our rationalization of the Core U.S. store base and lower insurance expenses. Store labor expressed as a percentage of total store revenue was 26.4% for the six months ended June 30, 2017, as compared to 26.0% in 2016.
Other Store Expenses. Other store expenses decreased by $30.2 million, or 7.5%, to $374.5 million for the six months ended June 30, 2017, as compared to $404.7 million in 2016, primarily attributable to a decrease of $34.0 million in the Core U.S. segment as a result of our rationalization of the Core U.S. store base, and partially offset by an increase of $4.2 million in the Acceptance Now segment. Other store expenses expressed as a percentage of total store revenue were 26.6% for the six months ended June 30, 2017, compared to 25.7% in 2016.
General and Administrative Expenses. General and administrative expenses increased by $3.7 million, or 4.4%, to $86.9 million for the six months ended June 30, 2017, as compared to $83.2 million in 2016, primarily due to incentive compensation accrued at a higher rate than the prior year. General and administrative expenses expressed as a percentage of total revenue were 6.1% for the six months ended June 30, 2017, compared to 5.2% in 2016.
Other Charges. Other charges increased by $3.5 million, or 16.3%, to $24.8 million for the six months ended June 30, 2017, as compared to $21.3 million in 2016. Other charges for the six months ended June 30, 2017 and 2016 primarily included charges related to the closure of Core U.S. and Acceptance Now locations, reductions in our Corporate field support center, and incremental legal and advisory fees.
Operating Profit. Operating profit decreased by $75.7 million, or 99.6%, to $0.3 million for the six months ended June 30, 2017, as compared to $76.0 million in 2016 due primarily to decreases of $45.6 million and $17.7 million in the Core U.S. and Acceptance Now segments, respectively, offset by an increase of $2.2 million in the Mexico segment as discussed in the segment performance sections below. Operating profit expressed as a percentage of total revenue was 0.0% for the six months ended June 30, 2017, compared to 4.8% in 2016, primarily due to the decrease in Core U.S. revenue and gross profit as discussed further in the segment performance section below. Excluding other charges, operating profit was $25.0 million, or 1.8% of revenue for the six months ended June 30, 2017, compared to $97.3 million, or 6.1% of revenue for the comparable period of 2016.
Income Tax Benefit. Income tax benefit for the six months ended June 30, 2017 was $8.7 million, as compared to income tax expense of $17.5 million in 2016. The effective tax benefit rate was 35.8% for the six months ended June 30, 2017, compared to an expense of 33.3% in 2016, primarily due to the decrease in operating profit described above. Excluding other charges, the effective tax expense rate was 37.5% for the six months ended June 30, 2017, as compared to 38.0% in 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Core U.S. segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$457,025	$530,612	$(73,587)	(13.9)%	$947,924	$1,114,977	$(167,053)	(15.0)%
Gross profit	318,006	383,129	(65,123)	(17.0)%	655,960	795,018	(139,058)	(17.5)%
Operating profit	30,980	38,715	(7,735)	(20.0)%	55,382	100,951	(45,569)	(45.1)%
Change in same store revenue				(10.2)%				(11.4)%
Stores in same store revenue calculation				1,891				1,938
Revenues. The decrease in revenue for the three and six months ended June 30, 2017, were driven primarily by a decrease in rentals and fees revenue of $71.1 million and $154.9 million, respectively, as compared to 2016. This decrease is primarily due to the decrease in same store revenue and the rationalization of our Core U.S. store base in the prior year. The decrease in same store revenue was driven primarily by a lower portfolio balance during the first half of 2017.
Gross Profit. Gross profit decreased for the three and six months ended June 30, 2017, as compared to 2016, primarily due to the decrease in store revenue as described above and targeted pricing actions implemented to right size the inventory mix and changes from the new value proposition. Gross profit as a percentage of segment revenues decreased to 69.6% and 69.2% for the three and six months ended June 30, 2017, respectively, as compared to 72.2% and 71.3% for the respective periods in 2016.
Operating Profit. Operating profit as a percentage of segment revenues was 6.8% and 5.8% for the three and six months ended June 30, 2017, respectively, compared to 7.3% and 9.1% for the respective periods in 2016, primarily due to sales deleverage, offset by a decrease in store labor of $19.4 million and $36.5 million, and other store expenses of $17.6 million and $34.0 million, for the three and six months ended June 30, 2017, respectively. Declines in store labor and other store expenses were driven primarily by lower store count and lower customer stolen merchandise losses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 2.4% and 2.8% for the three and six months ended June 30, 2017, respectively, compared to 2.9% and 3.2% for the respective periods in 2016. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.8% and 1.9% for the three and six months ended June 30, 2017, respectively, compared to 1.8% and 1.7% for the respective periods in 2016. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$203,321	$199,516	$3,805	1.9%	$437,867	$429,912	$7,955	1.9%
Gross profit	103,934	105,352	(1,418)	(1.3)%	218,363	216,494	1,869	0.9%
Operating profit	18,597	27,547	(8,950)	(32.5)%	39,216	56,916	(17,700)	(31.1)%
Change in same store revenue				6.7%				4.1%
Stores in same store revenue calculation				552				1,064
Revenues. The increase in revenue for the three and six months ended June 30, 2017, were driven primarily by an increase in same store revenue of $5.0 million and $9.7 million, respectively, compared to the same periods in 2016, partially offset by lower store count.
Gross profit. Gross profit decreased for the three months ended June 30, 2017, compared to the respective period in 2016, primarily due to a $3.9 million increase in cost of merchandise sold driven by a focused effort to encourage ownership and reduce returned product. Gross profit increased for the six months ended June 30, 2017, compared to the respective period in 2016, primarily due to the increase in same store revenue described above. Gross profit as a percentage of segment revenues was 51.1% and 49.9% for the three and six months ended June 30, 2017, respectively, compared to 52.8% and 50.4% for the respective periods in 2016.
Operating profit. Operating profit decreased by 32.5% and 31.1% for the three and six months ended June 30, 2017, respectively, as compared to the respective periods in 2016. The decrease in operating profit for the three and six months ended June 30, 2017 was primarily due to charges incurred for store closures and increases in rental merchandise losses. Excluding other charges,

RENT-A-CENTER, INC. AND SUBSIDIARIES

operating profit decreased by 9.2% and 3.0% for the three and six months ended June 30, 2017, respectively, as compared to the respective periods in 2016. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 11.9% and 11.8% for the three and six months ended June 30, 2017, respectively, compared to 10.1% and 9.5% for the respective periods in 2016. Excluding other charges, charge-offs due to customer stolen merchandise were 9.4% for the three and six months ended June 30, 2017. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.9% and 1.0% for the three and six months ended June 30, 2017, compared to 0.9% for the respective periods in 2016.
Mexico segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$12,014	$13,311	$(1,297)	(9.7)%	$23,114	$27,060	$(3,946)	(14.6)%
Gross profit	8,381	9,254	(873)	(9.4)%	16,202	18,581	(2,379)	(12.8)%
Operating (loss) profit	(41)	572	(613)	(107.2)%	120	(2,038)	2,158	105.9%
Change in same store revenue				(6.9)%				(6.4)%
Stores in same store revenue calculation				118				118
Revenues. Revenues for the three and six months ended June 30, 2017, were negatively impacted by approximately $0.4 million and $1.8 million, respectively, due to exchange rate fluctuations as compared to the respective periods in 2016. On a constant currency basis, the decrease in revenue for the three and six months ended June 30, 2017, was primarily driven by a decrease in same store revenue, compared to the same periods in 2016.
Gross Profit. Gross profit for the three and six months ended June 30, 2017, was negatively impacted by approximately $0.3 million and $1.3 million, respectively, due to exchange rate fluctuations as compared to the respective periods in 2016. On a constant currency basis, gross profit decreased primarily as a result of decreased revenues as described above. Gross profit as a percentage of segment revenues improved to 69.8% and 70.1% for the three and six months ended June 30, 2017, respectively, as compared to 69.5% and 68.7% for the respective periods in 2016, driven primarily by higher gross margin merchandise sales due to pricing initiatives.
Operating Profit (Loss). Operating results were negatively impacted by approximately $0.4 million for the three and six months ended June 30, 2017, due to exchange rate fluctuations compared to respective periods in 2016. On a constant currency basis, operating results as a percentage of segment revenues decreased to (0.3)% for the three months ended June 30, 2017, from 4.3% for the respective period in 2016, primarily driven by the declines in revenues and gross profit described above. Operating results as a percentage of segment revenues increased to 0.5% for the six months ended June 30, 2017, from (7.5)% for the respective period in 2016. Operating losses for the six months ended June 30, 2016 included other charges of $2.3 million, primarily related to store closures during the first quarter of 2016. Excluding other charges, related to Mexico field support center headcount reductions, operating results as a percentage of segment revenues would have been 1.1% and 1.2% for the three and six months ended June 30, 2017, respectively, compared to 4.0% and 1.1% for the respective periods in 2016.
Franchising segment

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$5,275	$6,180	$(905)	(14.6)%	$10,716	$13,322	$(2,606)	(19.6)%
Gross profit	2,212	2,423	(211)	(8.7)%	4,671	5,009	(338)	(6.7)%
Operating profit	1,092	1,425	(333)	(23.4)%	2,533	2,838	(305)	(10.7)%
Revenues. Revenues decreased for the three and six months ended June 30, 2017, respectively, compared to the respective periods in 2016, primarily due to a lower amount of merchandise sold to the Company's franchise partners.
Gross Profit. Gross profit as a percentage of segment revenues increased to 41.9% and 43.6% for the three and six months ended June 30, 2017, respectively, from 39.2% and 37.6% for the respective periods in 2016.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 20.7% for the three months ended June 30, 2017, compared to 23.1% for the respective period in 2016, and increased to 23.6% for the six months ended June 30, 2017, compared to 21.3% for the respective period in 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Overview. For the six months ended June 30, 2017, we had $111.9 million of net cash provided by operating activities. We paid down debt by $87.1 million from cash generated from operations and also used cash in the amount of $40.2 million for capital expenditures and $8.5 million for payment of dividends, ending the six-month period with $73.8 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $191.3 million to $111.9 million for the six months ended June 30, 2017, from $303.2 million in 2016. This was primarily attributable to the receipt in 2016 of income tax refunds of approximately $80.0 million, the decline in net earnings for the six months ended June 30, 2017 compared to the same period in 2016, and other net changes in operating assets and liabilities.
Cash used in investing activities increased approximately $11.1 million to $39.5 million for the six months ended June 30, 2017, from $28.4 million in 2016, due primarily to an increase in capital expenditures.
Cash used in financing activities was $95.7 million for the six months ended June 30, 2017, compared to $249.9 million in 2016, a change of $154.1 million, primarily driven by our net reduction in debt of $87.1 million for the six months ended June 30, 2017, as compared to a net decrease in debt of $232.7 million for the comparable period in 2016, and $8.5 million decrease in dividend payments for the six months ended June 30, 2017 compared to the same period in 2016.
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
Should we require additional funding sources, we maintain revolving credit facilities, including a $20.0 million line of credit at INTRUST Bank, N.A. The availability of our INTRUST line of credit is restricted if the borrowing capacity under our Revolving Facility drops below $10 million. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At July 24, 2017, we had $55.0 million in cash on hand, and $143.4 million available under our Revolving Facility at June 30, 2017, net of the $50 million of excess availability we must maintain on the Revolving Facility as a result of being out of compliance with our Fixed Charge Coverage Ratio covenant.
On June 6, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”), effective as of June 6, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement. Under the Fourth Amendment, we agreed to provide additional collateral protections to secure the obligations under the Credit Agreement. The Fourth Amendment also modified the borrowing terms of the revolving loans under the Credit Agreement, which, as amended, establishes that the aggregate outstanding amounts (including after any draw request) not exceed the Borrowing Base. The Borrowing Base is tied to the Company’s Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, in addition to Reserves and the Term Loan Reserve. We will provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless the remaining availability of the Revolving Facility is less than 20% of the maximum borrowing capacity of the Revolving Facility or $60 million, in which case the Company must provide weekly information.
The Fourth Amendment reduced the capacity of the Revolving Facility from $675 million to $350 million and the aggregate amount of Incremental Term Loans and Incremental Revolving Commitments from $250 million to $100 million. We may request an Incremental Revolving Loan, provided that at the time of such draw, and after giving effect thereto, (i) the Consolidated Fixed Charge Coverage Ratio on a pro forma basis is no less than 1.10:1, (ii) the Total Revolving Extensions of Credit do not exceed the Borrowing Base, and (iii) if the draw occurs during a Minimum Availability Period, the Availability must be more than the Availability Threshold Amount.
A change in control would result in an event of default under our senior credit facilities which would allow our lenders to accelerate the indebtedness owed to them. In addition, if a change in control occurs, we may be required to offer to repurchase all of our

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the bonus depreciation to 2015 and through December 2019. The PATH act permits first-year bonus depreciation of 50% in 2015-2017, 40% in 2018, and 30% in 2019. The PATH act resulted in an estimated benefit of $154 million for us in 2016. We estimate the remaining tax deferral associated with these acts is approximately $199 million at June 30, 2017, of which approximately 75.4%, or $150 million will reverse in 2017, and the remainder will reverse between 2018 and 2019. We also estimate a benefit of $171 million resulting from bonus depreciation in 2017 which will offset the $150 million reversal, resulting in a net positive impact to cash taxes of $22 million.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Customer stolen merchandise (1)	$37,734	$37,944	$83,295	$82,108
Other merchandise losses (2)	9,977	11,484	21,481	22,503
Total merchandise losses	$47,711	$49,428	$104,776	$104,611

(1)
Customer stolen merchandise for the three and six months ended June 30, 2017 includes inventory losses related to the closure of hhgregg and Conn's locations. See other charges in Note 5 to the condensed consolidated financial statements.

(2)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $40.2 million and $28.2 million on capital expenditures during the six months ended June 30, 2017 and 2016, respectively. The increase in capital expenditures for the six months ended June 30, 2017, compared to the respective period in 2016, is primarily due to the timing of cash payments related to information technology investments in 2016, and store refreshes performed during the first and second quarter of 2017.
Acquisitions and New Location Openings. During the first six months of 2017, we acquired one new location and accounts for an aggregate purchase price of approximately $0.2 million in one transaction.
The table below summarizes the location activity for the six-month period ended June 30, 2017.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,463	1,431	478	130	229	4,731
New location openings	—	133	5	1	—	139
Acquired locations remaining open	—	—	—	—	3	3
Conversions	—	(5)	5	—	—	—
Closed locations
Merged with existing locations	(20)	(370)	(381)	—	—	(771)
Sold or closed with no surviving location	(6)	—	(1)	—	(4)	(11)
Locations at end of period	2,437	1,189	106	131	228	4,091
Acquired locations closed and accounts merged with existing locations	1	—	—	—	—	1
Total approximate purchase price of acquired stores (in millions)	$0.2	$—	$—	$—	$—	$0.2
Senior Debt. See description of the Credit Agreement in Note 2 to the condensed consolidated financial statements.
We may use $150 million of the Revolving Facility for the issuance of letters of credit, of which $91.1 million had been so utilized as of July 24, 2017. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 1.21% at July 24, 2017.
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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides up to $27.0 million in aggregate financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. An additional $20.0 million of financing is provided by Texas Capital Bank, National Association under an agreement similar to the Citibank financing, which is guaranteed by Rent-A-Center East, Inc., a subsidiary of Rent-A-Center. The maximum guarantee obligations under these agreements, excluding the effects of any amounts that could be recovered under collateralization provisions, are $47.0 million, of which $2.1 million was outstanding as of June 30, 2017.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of June 30, 2017:

	Payments Due by Period
(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Senior Term Debt(1)	$49,688	$1,125	$4,500	$44,063	$—
Revolving Facility(2)	55,000	—	55,000	—	—
6.625% Senior Notes(3)	360,619	9,697	38,788	312,134	—
4.75% Senior Notes(4)	297,500	5,938	23,750	267,812	—
Operating Leases	480,069	84,176	257,262	123,561	15,070
Total(5)	$1,242,876	$100,936	$379,300	$747,570	$15,070

(1)
Does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at June 30, 2017, was 1.23%.

(2)
Does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 3.00% or the prime rate plus 0.50% to 2.00% at our election. The weighted average Eurodollar rate on our Revolving Facility at June 30, 2017 was 1.19%.

(3)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(5)
As of June 30, 2017, we have $33.1 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
Effect of New Accounting Pronouncements
Please refer to New Accounting Pronouncements in Note 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of June 30, 2017, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $49.7 million outstanding in Term Loans, $55.0 million outstanding under our Revolving Facility and no outstanding borrowings under our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at June 30, 2017, was $274.4 million. The fair value of the 4.75% senior notes, based on the closing price at June 30, 2017, was $226.3 million. Carrying value approximates fair value for all other indebtedness.

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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of June 30, 2017, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at June 30, 2017, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $1.1 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of June 30, 2017, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Kevin Paul, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Sheila Coleman, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Michael Downing, derivatively and on behalf of Rent-A-Center, Inc. v. Mark E. Speese et. al. On March 15 and 16, 2017, substantially similar shareholder derivative suits were filed against certain current and former officers and directors and, nominally, against us, in state court in Dallas County, Texas. Another substantially similar shareholder derivative suit was filed against certain current and former officers and directors and, nominally, against us, in state court in Collin County, Texas on May 8, 2017. All three of the cases have been consolidated in state court in Dallas County, Texas. The lawsuits allege that the defendants breached their fiduciary duties owed to Rent-A-Center and otherwise mismanaged the affairs of the company as it concerns public statements made related to our point-of-sale system, operational results of our Acceptance Now segment, and our revenues and profitability. The petitions in these suits claim damages in unspecified amounts; seek an order directing the Company to make various changes to corporate governance and internal procedures, including putting forth a shareholder vote on various; restitution from the individual defendants; and cost, fees and expenses. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that the individual defendants will be found to have no liability in this matter.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 1A. Risk Factors
Except as set forth in Item 1A of Part II, "Risk Factors," in our Form 10-Q for the quarter ended March 31, 2017, there have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2016.

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
Date: July 28, 2017

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

4.1	Form of Certificate evidencing Common Stock (Incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 10-Q dated as of March 31, 2017.)

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

10.7
Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by Rent-A-Center, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of August 2, 2010.)

10.8
Unconditional Guaranty of Rent-A-Center, Inc., dated as of August 2, 2010, executed by ColorTyme Finance, Inc. in favor of Citibank, N.A. (Incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated as of August 2, 2010.)

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

10.12†
Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

10.13†
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

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

10.39
Second Amendment to the Credit Agreement, dated effective as of September 30, 2016, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of October 4, 2016.)

10.40†
Interim CEO Employment Agreement, dated as of January 9, 2017, between Mark E. Speese and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 9, 2017.)

10.41†
Separation Agreement and Release of Claims, dated as of January 9, 2017, between Robert D. Davis and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of January 9, 2017.)

10.42†
Amendment No. 1 to Interim CEO Employment Agreement, dated April 10, 2017, between Mark E. Speese and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 9, 2017.)

10.43
Third Amendment and Waiver to the Credit Agreement, dated effective as of May 1, 2017, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 1, 2017.)

10.44
Fourth Amendment to the Credit Agreement (including Amended and Restated Guarantee and Collateral Agreement), dated as of June 6, 2017, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of June 6, 2017.)

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