Form 10-Q
period 2017-09-30
RENT A CENTER INC DE
filed 2017-11-01
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-38047
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2017:

Class	Outstanding
Common stock, $.01 par value per share	53,311,807

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands, except per share data)	Unaudited		Unaudited
Revenues
Store
Rentals and fees	$552,194	$595,179	$1,723,019	$1,915,184
Merchandise sales	67,566	73,219	266,061	281,703
Installment sales	17,276	17,626	51,690	53,718
Other	2,257	2,633	7,428	10,001
Total store revenues	639,293	688,657	2,048,198	2,260,606
Franchise
Merchandise sales	2,676	3,113	9,211	12,083
Royalty income and fees	1,996	2,107	6,177	6,459
Total revenues	643,965	693,877	2,063,586	2,279,148
Cost of revenues
Store
Cost of rentals and fees	153,202	159,454	474,511	504,834
Cost of merchandise sold	70,551	68,684	256,730	253,473
Cost of installment sales	5,207	5,553	16,099	17,240
Total cost of store revenues	228,960	233,691	747,340	775,547
Franchise cost of merchandise sold	2,540	2,960	8,585	11,273
Total cost of revenues	231,500	236,651	755,925	786,820
Gross profit	412,465	457,226	1,307,661	1,492,328
Operating expenses
Store expenses
Labor	179,643	186,289	551,197	595,668
Other store expenses	171,995	195,096	546,485	599,759
General and administrative expenses	43,768	38,187	130,637	121,383
Depreciation, amortization and impairment of intangibles	18,679	19,998	55,928	60,598
Other charges	6,825	956	31,580	22,240
Total operating expenses	420,910	440,526	1,315,827	1,399,648
Operating (loss) profit	(8,445)	16,700	(8,166)	92,680
Debt refinancing charges	—	—	1,936	—
Interest expense	11,453	11,710	34,346	35,424
Interest income	(177)	(141)	(492)	(346)
(Loss) earnings before income taxes	(19,721)	5,131	(43,956)	57,602
Income tax (benefit) expense	(7,122)	(1,050)	(15,785)	16,414
Net (loss) earnings	$(12,599)	$6,181	$(28,171)	$41,188
Basic (loss) earnings per common share	$(0.24)	$0.12	$(0.53)	$0.78
Diluted (loss) earnings per common share	$(0.24)	$0.12	$(0.53)	$0.77
Cash dividends declared per common share	$—	$0.08	$0.16	$0.24
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands)	Unaudited		Unaudited
Net (loss) earnings	$(12,599)	$6,181	$(28,171)	$41,188
Other comprehensive (loss) income:
Foreign currency translation adjustments	(181)	(921)	6,555	152
Total other comprehensive (loss) income	(181)	(921)	6,555	152
Comprehensive (loss) income	$(12,780)	$5,260	$(21,616)	$41,340
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$76,208	$95,396
Receivables, net of allowance for doubtful accounts of $3,225 and $3,593 in 2017 and 2016, respectively	62,293	69,785
Prepaid expenses and other assets	54,384	54,989
Rental merchandise, net
On rent	670,417	795,118
Held for rent	199,768	206,836
Merchandise held for installment sale	4,429	3,629
Property assets, net of accumulated depreciation of $562,968 and $522,101 in 2017 and 2016, respectively	305,394	316,428
Goodwill	56,380	55,308
Other intangible assets, net	1,044	5,252
Total assets	$1,430,317	$1,602,741
LIABILITIES
Accounts payable – trade	$88,206	$108,238
Accrued liabilities	328,278	332,196
Deferred income taxes	139,203	173,144
Senior debt, net	98,954	186,747
Senior notes, net	538,440	537,483
Total liabilities	1,193,081	1,337,808
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,681,559 and 109,519,369 shares issued in 2017 and 2016, respectively	1,097	1,095
Additional paid-in capital	829,573	827,107
Retained earnings	763,920	800,640
Treasury stock at cost, 56,369,752 shares in 2017 and 2016	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(9,677)	(16,232)
Total stockholders' equity	237,236	264,933
Total liabilities and stockholders' equity	$1,430,317	$1,602,741
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
(In thousands)	Unaudited
Cash flows from operating activities
Net (loss) earnings	$(28,171)	$41,188
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation of rental merchandise	469,483	498,897
Bad debt expense	11,051	11,247
Stock-based compensation expense	2,198	7,439
Depreciation of property assets	55,156	58,044
Loss on sale or disposal of property assets	18	3,569
Amortization and impairment of intangibles	4,667	1,761
Amortization of financing fees	3,276	2,345
Write-off of debt financing fees	1,936	—
Deferred income taxes	(33,940)	(14,821)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(339,278)	(333,842)
Receivables	(3,560)	(1,127)
Prepaid expenses and other assets	600	101,691
Accounts payable – trade	(20,032)	1,223
Accrued liabilities	12,040	(2,724)
Net cash provided by operating activities	135,444	374,890
Cash flows from investing activities
Purchase of property assets	(53,528)	(46,839)
Proceeds from sale of stores	3,951	4,506
Acquisitions of businesses	(2,241)	(3,086)
Net cash used in investing activities	(51,818)	(45,419)
Cash flows from financing activities
Exercise of stock options	270	—
Shares withheld for payment of employee tax withholdings	(225)	(290)
Debt issuance costs	(5,258)	—
Proceeds from debt	216,880	51,610
Repayments of debt	(303,498)	(284,868)
Dividends paid	(12,811)	(21,291)
Net cash used in financing activities	(104,642)	(254,839)
Effect of exchange rate changes on cash	1,828	(4,690)
Net (decrease) increase in cash and cash equivalents	(19,188)	69,942
Cash and cash equivalents at beginning of period	95,396	60,363
Cash and cash equivalents at end of period	$76,208	$130,305
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
Newly Adopted Accounting Pronouncements
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts outstanding under the Term Loans were $49.1 million and $191.8 million at September 30, 2017 and December 31, 2016, respectively. The amount outstanding under the Revolving Facility was $55.0 million at September 30, 2017 and there were no outstanding borrowings under the Revolving Facility at December 31, 2016. Outstanding borrowings for senior debt at September 30, 2017 and December 31, 2016 were reduced by total unamortized issuance costs of $6.2 million and $5.1 million, respectively. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
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
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election (pursuant to the Fourth Amendment discussed below). The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 3.00% and 2.00%, respectively, at September 30, 2017, may fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee during the third quarter of 2017 was equal to 0.50% of the unused portion of the Revolving Facility.
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
Since the Consolidated Total Leverage Ratio at September 30, 2017 is greater than 3.75:1, we are limited to a maximum of $15 million in dividend payments for the fiscal year. As of September 30, 2017, we have paid dividends of $12.8 million.
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
In connection with the Fourth Amendment, we recorded a write-down of previously unamortized debt issuance costs of approximately $1.9 million in the second quarter of 2017. In addition, we paid arrangement and amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $5.3 million, which were capitalized in the second quarter of 2017 and will be amortized to interest expense over the remaining term of the agreement.
We also utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our operations during the next 12 months. As of September 30, 2017, we have issued letters of credit of $86 million.
The table below shows the required and actual ratios under the Credit Agreement calculated as of September 30, 2017:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	0.45:1
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received) for the 12-month period ending September 30, 2017 ($21.5 million), by consolidated fixed charges for the 12-month period ending September 30, 2017 ($47.7 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 0.45:1 as of September 30, 2017 was below the minimum requirement of 1.10:1 as defined in the Fourth Amendment modifications above. As a result of being out of compliance with this covenant, we must maintain $50.0 million of excess availability on the Revolving Facility. Availability under our Revolving Facility was $147.5 million at September 30, 2017, net of the $50 million of excess availability we must maintain on the Revolving Facility.

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
In addition to the Revolving Facility discussed above, we maintain a $20 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. The availability of our INTRUST line of credit is restricted if the borrowing capacity under our Revolving Facility drops below $10 million. As of September 30, 2017, we had $1.1 million outstanding borrowings against this line of credit and no outstanding borrowings at December 31, 2016. The line of credit renews annually. Borrowings under the line of credit bear interest at the greater of a variable rate or 2.00%.
The table below shows the scheduled maturity dates of our outstanding debt at September 30, 2017 for each of the years ending December 31:

(in thousands)	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
2017	$562	$—	$1,070	$1,632
2018	2,250	—	—	2,250
2019	2,250	55,000	—	57,250
2020	2,250	—	—	2,250
2021	41,813	—	—	41,813
Thereafter	—	—	—	—
Total senior debt	$49,125	$55,000	$1,070	$105,195
Note 3 - Subsidiary Guarantors – Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of September 30, 2017 and December 31, 2016, was $292.7 million, reduced by $2.0 million and $2.5 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of September 30, 2017 and December 31, 2016, was $250.0 million, reduced by $2.3 million and $2.8 million of unamortized issuance costs, respectively.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At September 30, 2017, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at September 30, 2017 and December 31, 2016, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$277,371	$(15,369)	$292,740	$266,393	$(26,347)
4.75% senior notes	250,000	226,250	(23,750)	250,000	206,250	(43,750)
Total senior notes	$542,740	$503,621	$(39,119)	$542,740	$472,643	$(70,097)
Note 5 - Other Charges
Acceptance Now Store Closures. During the first six months of 2017, we closed 319 Acceptance Now manned locations and 9 Acceptance Now direct locations, related to the hhgregg bankruptcy and liquidation plan and the Conn's referral contract termination. These closures resulted in pre-tax charges of $16.4 million for the nine months ended September 30, 2017, consisting primarily of rental merchandise losses, disposal of fixed assets, and other miscellaneous labor and shutdown costs. In addition, we recorded a pre-tax impairment charge of $3.9 million to our intangible assets for our discontinued vendor relationship.
Corporate Cost Rationalization. During the first nine months of 2017, we executed a head count reduction that impacted approximately 10% of our field support center workforce. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $3.4 million for the nine months ended September 30, 2017.
Effects of Hurricanes. During the third quarter of 2017, Hurricanes Harvey, Irma and Maria caused significant damage in the continental United States and surrounding areas, including Texas, Florida, and Puerto Rico, resulting in pre-tax expenses of approximately $1.9 million for inventory losses, store repair costs, fixed asset write-offs, and employee assistance. Approximately $1.7 million of these pre-tax expenses related to Hurricanes Harvey and Irma, while the remaining $0.2 million related to employee assistance payments for Hurricane Maria. At this time, we are unable to reasonably estimate the extent of losses incurred due to the damage caused by Hurricane Maria, but we expect to have a more complete assessment during the fourth quarter of 2017.
U.S Core Store and Acceptance Now Consolidation Plan. During the second quarter of 2016, we closed 167 U.S. Core and 96 Acceptance Now locations, resulting in a pre-tax restructuring charge of $1.0 million and $19.9 million for the three and nine

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

months ended September 30, 2016. Restructuring charges consisted of lease obligation costs, disposal of fixed assets, and other miscellaneous labor and shutdown costs.
Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax restructuring charges of $2.3 million in the Mexico segment for disposal of rental merchandise, fixed assets and leasehold improvements and other charges to decommission the stores.
Activity with respect to other charges for the nine months ended September 30, 2017 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2016	Charges & Adjustments	Payments	Accrued Charges at September 30, 2017
Cash charges:
Labor reduction costs	$1,393	$3,744	$(2,699)	$2,438
Lease obligation costs	6,628	285	(4,135)	2,778
Other miscellaneous	—	634	(634)	—
Total cash charges	$8,021	4,663	$(7,468)	$5,216
Non-cash charges:
Rental merchandise losses		15,548
Loss on sale of fixed assets		956
Impairment of intangible asset		3,896
Other(1)		6,517
Total other charges		$31,580
(1) Other primarily includes litigation settlements, incremental legal and advisory fees related to shareholder proposals, and effects of hurricanes.
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
Segment information for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues
Core U.S.	$442,763	$481,805	$1,390,687	$1,596,782
Acceptance Now	184,293	194,398	622,160	624,310
Mexico	12,237	12,454	35,351	39,514
Franchising	4,672	5,220	15,388	18,542
Total revenues	$643,965	$693,877	$2,063,586	$2,279,148

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gross profit
Core U.S.	$309,779	$343,071	$965,739	$1,138,089
Acceptance Now	92,088	102,998	310,451	319,492
Mexico	8,466	8,897	24,668	27,478
Franchising	2,132	2,260	6,803	7,269
Total gross profit	$412,465	$457,226	$1,307,661	$1,492,328

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating (loss) profit
Core U.S.	$23,859	$26,058	$79,241	$127,009
Acceptance Now	10,379	29,592	49,595	86,508
Mexico	(242)	235	(122)	(1,803)
Franchising	1,032	1,430	3,565	4,268
Total segments	35,028	57,315	132,279	215,982
Corporate	(43,473)	(40,615)	(140,445)	(123,302)
Total operating (loss) profit	$(8,445)	$16,700	$(8,166)	$92,680

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Depreciation, amortization and impairment of intangibles
Core U.S.	$7,725	$9,495	$23,715	$30,950
Acceptance Now	568	815	1,983	2,480
Mexico	496	746	1,549	2,549
Franchising	45	44	133	133
Total segments	8,834	11,100	27,380	36,112
Corporate	9,845	8,898	28,548	24,486
Total depreciation, amortization and impairment of intangibles	$18,679	$19,998	$55,928	$60,598
We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first nine months of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Condensed Consolidated Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Capital expenditures
Core U.S.	$6,625	$3,864	$21,333	$11,092
Acceptance Now	430	860	1,525	1,457
Mexico	56	36	103	259
Total segments	7,111	4,760	22,961	12,808
Corporate	6,258	13,895	30,567	34,031
Total capital expenditures	$13,369	$18,655	$53,528	$46,839

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information - Selected balance sheet data:

(in thousands)	September 30, 2017	December 31, 2016
On rent rental merchandise, net
Core U.S.	$364,656	$426,845
Acceptance Now	292,247	354,486
Mexico	13,514	13,787
Total on rent rental merchandise, net	$670,417	$795,118

(in thousands)	September 30, 2017	December 31, 2016
Held for rent rental merchandise, net
Core U.S.	$189,029	$192,718
Acceptance Now	5,897	7,489
Mexico	4,842	6,629
Total held for rent rental merchandise, net	$199,768	$206,836

(in thousands)	September 30, 2017	December 31, 2016
Assets by segment
Core U.S.	$793,036	$872,551
Acceptance Now	363,212	432,383
Mexico	33,062	31,415
Franchising	3,094	2,197
Total segments	1,192,404	1,338,546
Corporate	237,913	264,195
Total assets	$1,430,317	$1,602,741
Note 7 - Stock-Based Compensation
We recognized $1.1 million and $2.6 million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $7.4 million during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we granted approximately 827,000 stock options, 490,000 market-based performance restricted stock units and 466,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 43.75% to 53.67%, a risk-free interest rate of 1.54% to 2.07%, an expected dividend yield of 2.73% to 3.85% and an expected term of 3.5 years to 5.75 years. The weighted-average exercise price of the options granted during the nine months ended September 30, 2017 was $9.21 and the weighted-average grant-date fair value was $2.83. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2017 was $9.00.
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
Our subsidiary, ColorTyme Finance, Inc. (“ColorTyme Finance”), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. The maximum guarantee obligation under this agreement, excluding the effects of any amounts that could be recovered under collateralization provisions, is $27.0 million, of which $1.1 million was outstanding as of September 30, 2017.
Note 9 - Earnings (Loss) Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net (loss) earnings	$(12,599)	$6,181	$(28,171)	$41,188
Denominator:
Weighted-average shares outstanding	53,306	53,155	53,272	53,111
Effect of dilutive stock awards(1)	—	299	—	281
Weighted-average dilutive shares	53,306	53,454	53,272	53,392

Basic (loss) earnings per common share	$(0.24)	$0.12	$(0.53)	$0.78
Diluted (loss) earnings per common share	$(0.24)	$0.12	$(0.53)	$0.77
Anti-dilutive securities excluded from diluted (loss) earnings per common share:
Anti-dilutive restricted share units	1,419	814	1,419	814
Anti-dilutive stock options	3,103	3,185	3,103	2,618

(1)	There was no dilutive effect to the loss per common share for the three and nine months ended September 30, 2017 due to the net loss incurred for both periods.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending:

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	uncertainties concerning the outcome, impact, effects and results of the exploration of our strategic and financial alternatives;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•
our chief executive officer and chief financial officer transitions, including our ability to effectively operate and execute our strategies during the interim period and difficulties or delays in identifying and/or attracting a permanent chief financial officer with the required level of experience and expertise;

•	failure to manage our store labor and other store expenses;

•	our ability to develop and successfully execute strategic initiatives;

•	disruptions caused by the operation of our store information management system;

•	our transition to more-readily scalable, "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in the prices of our products;

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

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and our dividend policy and any changes thereto, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our reports to the Securities and Exchange Commission.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Recent Developments
Effects of Hurricanes. In August and September 2017, Hurricanes Harvey, Irma and Maria caused significant damage in the continental United States and surrounding territories, primarily including Texas, Florida, and Puerto Rico. We incurred charges during the third quarter of 2017 as a result of the damage and displacement caused by these storms, including inventory losses, store repairs, employee assistance, and fixed asset write-offs. Storm related costs are included in other charges for the respective segment as discussed in Note 5 to the unaudited condensed consolidated financial statements. We continue to assess the full impact of damage caused by these storms and expect additional charges related to the 2017 hurricanes to be recorded in the fourth quarter of 2017.
Strategic Alternatives Announcement; Suspension of Quarterly Dividend. We announced on October 30, 2017 that our Board of Directors, in consultation with its financial and legal advisors, has initiated a process to explore a full range of strategic and financial alternatives focused on maximizing stockholder value. We do not intend to discuss or disclose developments with respect to this process unless and until our board has approved a definitive course of action or the process is otherwise concluded. We also announced the suspension of our quarterly cash dividend until the process has concluded.
Steven L. Pepper Resignation. We also announced on October 30, 2017 that Steven L. Pepper resigned from his position as director and Chairman of the Board of Rent-A-Center, with his resignation taking effect on October 31, 2017. Mr. Pepper informed us that he is resigning as a result of his disagreement with our board’s decision to initiate a process through which we will explore various strategic and financial alternatives.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first nine months of 2017, we experienced a decline in revenues, gross profit and operating profit driven primarily by declines in same store revenue, reductions in our store base for the Core U.S. and Acceptance Now segments, impacts related to the recent hurricanes, and an increase in other charges. Other charges were primarily comprised of Acceptance Now store closures, reductions in our field support center, incremental legal and advisory fees, damages caused by the recent hurricanes, and debt refinancing costs, partially offset by litigation settlements.
The Acceptance Now segment revenues decreased by approximately $2.2 million or 0.3% primarily due to store closures for Conn's and hhgregg, and impacts from the recent hurricanes. Gross profit decreased by 2.8% primarily due to lower gross margins on merchandise sales driven by our continued focus to encourage ownership and reduce returned product. Operating profit declined 42.7% primarily due to other charges related to store closures and sales deleverage. Excluding these other charges, operating profit decreased by 17.9%.
Revenues in our Core U.S. segment decreased approximately $206.1 million for the nine months ended September 30, 2017, primarily due to a decrease in same store revenue of 9.4%, rationalization of our Core U.S. store base in the prior year, and impacts from the recent hurricanes. Gross profit as a percentage of revenue decreased 1.9% due to the decrease in store revenue and pricing actions taken to right size the segment's inventory mix and changes from the new value proposition. Labor and other store expenses decreased approximately $40.2 million and $61.4 million, respectively, but were negatively affected by sales deleverage.
Gross profit for the Mexico segment as a percentage of revenue increased by 0.2% for the nine months ended September 30, 2017, driven by higher gross margin merchandise sales due to pricing initiatives.
Cash flow from operations was $135.4 million for the nine months ended September 30, 2017. We used our free cash flow to pay down debt by $86.6 million during the first nine months of the year, ending the period with $76.2 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues
Store
Rentals and fees	$552,194	$595,179	$(42,985)	(7.2)%	$1,723,019	$1,915,184	$(192,165)	(10.0)%
Merchandise sales	67,566	73,219	(5,653)	(7.7)%	266,061	281,703	(15,642)	(5.6)%
Installment sales	17,276	17,626	(350)	(2.0)%	51,690	53,718	(2,028)	(3.8)%
Other	2,257	2,633	(376)	(14.3)%	7,428	10,001	(2,573)	(25.7)%
Total store revenue	639,293	688,657	(49,364)	(7.2)%	2,048,198	2,260,606	(212,408)	(9.4)%
Franchise
Merchandise sales	2,676	3,113	(437)	(14.0)%	9,211	12,083	(2,872)	(23.8)%
Royalty income and fees	1,996	2,107	(111)	(5.3)%	6,177	6,459	(282)	(4.4)%
Total revenues	643,965	693,877	(49,912)	(7.2)%	2,063,586	2,279,148	(215,562)	(9.5)%
Cost of revenues
Store
Cost of rentals and fees	153,202	159,454	(6,252)	(3.9)%	474,511	504,834	(30,323)	(6.0)%
Cost of merchandise sold	70,551	68,684	1,867	2.7%	256,730	253,473	3,257	1.3%
Cost of installment sales	5,207	5,553	(346)	(6.2)%	16,099	17,240	(1,141)	(6.6)%
Total cost of store revenues	228,960	233,691	(4,731)	(2.0)%	747,340	775,547	(28,207)	(3.6)%
Franchise cost of merchandise sold	2,540	2,960	(420)	(14.2)%	8,585	11,273	(2,688)	(23.8)%
Total cost of revenues	231,500	236,651	(5,151)	(2.2)%	755,925	786,820	(30,895)	(3.9)%
Gross profit	412,465	457,226	(44,761)	(9.8)%	1,307,661	1,492,328	(184,667)	(12.4)%
Operating expenses
Store expenses
Labor	179,643	186,289	(6,646)	(3.6)%	551,197	595,668	(44,471)	(7.5)%
Other store expenses	171,995	195,096	(23,101)	(11.8)%	546,485	599,759	(53,274)	(8.9)%
General and administrative expenses	43,768	38,187	5,581	14.6%	130,637	121,383	9,254	7.6%
Depreciation, amortization and impairment of intangibles	18,679	19,998	(1,319)	(6.6)%	55,928	60,598	(4,670)	(7.7)%
Other charges	6,825	956	5,869	613.9%	31,580	22,240	9,340	42.0%
Total operating expenses	420,910	440,526	(19,616)	(4.5)%	1,315,827	1,399,648	(83,821)	(6.0)%
Operating (loss) profit	(8,445)	16,700	(25,145)	(150.6)%	(8,166)	92,680	(100,846)	(108.8)%
Debt refinancing charges	—	—	—	—%	1,936	—	1,936	100.0%
Interest, net	11,276	11,569	(293)	(2.5)%	33,854	35,078	(1,224)	(3.5)%
(Loss) earnings before income taxes	(19,721)	5,131	(24,852)	(484.4)%	(43,956)	57,602	(101,558)	(176.3)%
Income tax (benefit) expense	(7,122)	(1,050)	(6,072)	(578.3)%	(15,785)	16,414	(32,199)	(196.2)%
Net (loss) earnings	$(12,599)	$6,181	$(18,780)	(303.8)%	$(28,171)	$41,188	$(69,359)	(168.4)%
Three Months Ended September 30, 2017, compared to Three Months Ended September 30, 2016
Store Revenue. Total store revenue decreased by $49.4 million, or 7.2%, to $639.3 million for the three months ended September 30, 2017, from $688.7 million for the three months ended September 30, 2016. This was primarily due to decreases of approximately $39.0 million and $10.1 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance section below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,663 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues decreased by $13.3 million, or 3.1%, to $417.8 million for the three months ended September 30, 2017, as compared to $431.1 million in 2016. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended September 30, 2017, decreased by $6.3 million, or 3.9%, to $153.2 million as compared to $159.5 million in 2016. This decrease in cost of rentals and fees was primarily attributable to decreases of $4.5 million and $1.7 million in the Core U.S. and Acceptance Now segments, respectively, as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.7% for the three months ended September 30, 2017 as compared to 26.8% in 2016.
Cost of Merchandise Sold. Cost of merchandise sold increased by $1.9 million, or 2.7%, to $70.6 million for the three months ended September 30, 2017, from $68.7 million in 2016, primarily attributable to an increase of $2.5 million in the Acceptance Now segment. The gross margin percent of merchandise sales decreased to (4.4)% for the three months ended September 30, 2017, from 6.2% in 2016.
Gross Profit. Gross profit decreased by $44.8 million, or 9.8%, to $412.5 million for the three months ended September 30, 2017, from $457.2 million in 2016, due primarily to decreases of $33.3 million and $10.9 million in the Core U.S. and Acceptance Now segments, respectively. Gross profit as a percentage of total revenue decreased to 64.1% for the three months ended September 30, 2017, as compared to 65.9% in 2016, primarily as a result of implementing targeted pricing actions and changes from the new value proposition, as discussed further in the segment performance section below.
Store Labor. Store labor decreased by $6.6 million, or 3.6%, to $179.6 million, for the three months ended September 30, 2017, as compared to $186.3 million in 2016, primarily attributable to decreases of $3.7 million and $2.4 million in the Core U.S. and Acceptance Now segments, respectively, as a result of a lower Core U.S. store base, and closure of Acceptance Now locations in the first half of 2017. Store labor expressed as a percentage of total store revenue was 28.1% for the three months ended September 30, 2017, as compared to 27.1% in 2016.
Other Store Expenses. Other store expenses decreased by $23.1 million, or 11.8%, to $172.0 million for the three months ended September 30, 2017, as compared to $195.1 million in 2016, primarily attributable to a decrease of $27.4 million in the Core U.S. segment as a result of lower customer stolen merchandise losses, lower store count and lower advertising expenses, partially offset by a $4.2 million increase in the Acceptance Now segment primarily due to higher customer stolen merchandise losses. Other store expenses expressed as a percentage of total store revenue were 26.9% for the three months ended September 30, 2017, compared to 28.3% in 2016.
General and Administrative Expenses. General and administrative expenses increased by $5.6 million, or 14.6%, to $43.8 million for the three months ended September 30, 2017, as compared to $38.2 million in 2016, driven primarily by project related expenses, insurance expenses and other legal and professional fees. General and administrative expenses expressed as a percentage of total revenue were 6.8% for the three months ended September 30, 2017, compared to 5.5% in 2016.
Other Charges. Other charges increased by $5.8 million, or 613.9%, to $6.8 million for the three months ended September 30, 2017, as compared to $1.0 million in 2016. Other charges for the three months ended September 30, 2017 and 2016 primarily included charges related to the closure of Core U.S. and Acceptance Now locations, reductions in our field support center, damage caused by hurricanes, and incremental legal and advisory fees, partially offset by a litigation claims settlement.
Operating (Loss) Profit. Operating results decreased by $25.1 million, or 150.6%, to a loss of $8.4 million for the three months ended September 30, 2017, as compared to a profit of $16.7 million in 2016, primarily due to decreases of $2.2 million and $19.2 million in the Core U.S. and Acceptance Now segments, respectively, as discussed further in the segment performance sections below. Operating results expressed as a percentage of total revenue was (1.3)% for the three months ended September 30, 2017, compared to 2.4% in 2016, primarily due to the decrease in gross profit for the Core U.S. and Acceptance Now segments, and increases in general & administrative expenses and other charges as discussed above. Excluding other charges, operating profit was $(1.6) million, or (0.3)% of revenue for the three months ended September 30, 2017, compared to $17.7 million, or 2.5% of revenue for the comparable period of 2016.
Income Tax. Income tax benefit for the three months ended September 30, 2017 was $7.1 million, as compared to $1.1 million in 2016. The effective tax rate was 36.1% for the three months ended September 30, 2017, compared to (20.5)% in 2016, primarily due to the decrease in operating profit described above. Excluding other charges, the effective tax rate was 2.9% for the three months ended September 30, 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2017, compared to Nine Months Ended September 30, 2016
Store Revenue. Total store revenue decreased by $212.4 million, or 9.4%, to $2,048.2 million for the nine months ended September 30, 2017, from $2,260.6 million for the nine months ended September 30, 2016. This was primarily due to a decrease of approximately $206.1 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 3,324 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues decreased by $90.9 million, or 6.3%, to $1,357.5 million for the nine months ended September 30, 2017, as compared to $1,448.4 million in 2016. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the nine months ended September 30, 2017, decreased by $30.3 million, or 6.0%, to $474.5 million, as compared to $504.8 million in 2016. This decrease in cost of rentals and fees was primarily attributable to a $31.2 million decrease in the Core U.S. segment as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.5% for the nine months ended September 30, 2017 as compared to 26.4% in 2016.
Cost of Merchandise Sold. Cost of merchandise sold increased by $3.3 million, or 1.3%, to $256.7 million for the nine months ended September 30, 2017, from $253.5 million in 2016, primarily attributable to an increase of $4.8 million in the Acceptance Now segment, partially offset by a decrease of $1.6 million in both the Core U.S. and Mexico segments. The gross margin percent of merchandise sales decreased to 3.5% for the nine months ended September 30, 2017, from 10.0% in 2016.
Gross Profit. Gross profit decreased by $184.7 million, or 12.4%, to $1,307.7 million for the nine months ended September 30, 2017, from $1,492.3 million in 2016, due primarily to a decrease of $172.4 million in the Core U.S. segment. Gross profit as a percentage of total revenue decreased to 63.4% for the nine months ended September 30, 2017, as compared to 65.5% in 2016.
Store Labor. Store labor decreased by $44.5 million, or 7.5%, to $551.2 million, for the nine months ended September 30, 2017, as compared to $595.7 million in 2016, primarily attributable to a decrease of $40.2 million in the Core U.S. segment as a result of our rationalization of the Core U.S. store base in the prior year and lower medical insurance expenses. Store labor expressed as a percentage of total store revenue was 26.9% for the nine months ended September 30, 2017, as compared to 26.3% in 2016.
Other Store Expenses. Other store expenses decreased by $53.3 million, or 8.9%, to $546.5 million for the nine months ended September 30, 2017, as compared to $599.8 million in 2016, primarily attributable to a decrease of $61.4 million in the Core U.S. segment as a result of our rationalization of the Core U.S. store base, partially offset by an increase of $8.4 million in the Acceptance Now segment as a result of increased customer stolen merchandise. Other store expenses expressed as a percentage of total store revenue were 26.7% for the nine months ended September 30, 2017, compared to 26.5% in 2016.
General and Administrative Expenses. General and administrative expenses increased by $9.3 million, or 7.6%, to $130.6 million for the nine months ended September 30, 2017, as compared to $121.4 million in 2016, primarily due to project related expenses, insurance expenses, legal and other professional fees. General and administrative expenses expressed as a percentage of total revenue were 6.3% for the nine months ended September 30, 2017, compared to 5.3% in 2016.
Other Charges. Other charges increased by $9.3 million, or 42.0%, to $31.6 million for the nine months ended September 30, 2017, as compared to $22.2 million in 2016. Other charges for the nine months ended September 30, 2017 and 2016 primarily included charges related to the closure of Core U.S. and Acceptance Now locations, reductions in our field support center, damage caused by hurricanes, and incremental legal and advisory fees, partially offset by litigation claims settlements.
Operating (Loss) Profit. Operating results decreased by $100.8 million, or 108.8%, to a loss of $8.2 million for the nine months ended September 30, 2017, as compared to a profit of $92.7 million in 2016 due primarily to decreases of $47.8 million and $36.9 million in the Core U.S. and Acceptance Now segments, respectively, offset by an increase of $1.7 million in the Mexico segment as discussed in the segment performance sections below. Operating loss expressed as a percentage of total revenue was (0.4)% for the nine months ended September 30, 2017, compared to operating profit expressed as a percentage of total revenue of 4.1% in 2016, primarily due to the decrease in gross profit for the Core U.S. and Acceptance Now segments, store deleverage, and increases in general & administrative expenses and other charges discussed above. Excluding other charges, operating profit was $23.4 million, or 1.1% of revenue for the nine months ended September 30, 2017, compared to $114.9 million, or 5.0% of revenue for the comparable period of 2016.
Income Tax. Income tax benefit for the nine months ended September 30, 2017 was $15.8 million, as compared to income tax expense of $16.4 million in 2016. The effective tax rate was 35.9% for the nine months ended September 30, 2017, compared to

RENT-A-CENTER, INC. AND SUBSIDIARIES

28.5% in 2016. Excluding other charges, the effective tax rate was 36.7% for the nine months ended September 30, 2017, as compared to 37.8% in 2016.
Segment Performance
Core U.S. segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$442,763	$481,805	$(39,042)	(8.1)%	$1,390,687	$1,596,782	$(206,095)	(12.9)%
Gross profit	309,779	343,071	(33,292)	(9.7)%	965,739	1,138,089	(172,350)	(15.1)%
Operating profit	23,859	26,058	(2,199)	(8.4)%	79,241	127,009	(47,768)	(37.6)%
Change in same store revenue				(5.1)%				(9.4)%
Stores in same store revenue calculation				2,008				2,108
Revenues. The decrease in revenue for the three and nine months ended September 30, 2017, were driven primarily by a decrease in rentals and fees revenue of $34.5 million and $189.3 million, respectively, as compared to 2016. This decrease is primarily due to the decrease in same store revenue, rationalization of our Core U.S. store base in the prior year, and impacts from the recent hurricanes. The decrease in same store revenue was driven primarily by a lower portfolio balance in 2017.
Gross Profit. Gross profit decreased for the three and nine months ended September 30, 2017, as compared to 2016, primarily due to the decrease in store revenue described above and targeted pricing actions implemented to right size the inventory mix and changes from the new value proposition. Gross profit as a percentage of segment revenues decreased to 70.0% and 69.4% for the three and nine months ended September 30, 2017, respectively, as compared to 71.2% and 71.3% for the respective periods in 2016.
Operating Profit. Operating profit as a percentage of segment revenues was 5.4% and 5.7% for the three and nine months ended September 30, 2017, respectively, compared to 5.4% and 8.0% for the respective periods in 2016, primarily due to sales deleverage, offset by a decrease in store labor of $3.8 million and $40.2 million, and other store expenses of $27.4 million and $61.4 million, for the three and nine months ended September 30, 2017, respectively. Declines in store labor and other store expenses were driven primarily by lower store count, lower customer stolen merchandise losses, and lower advertising expenses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 2.4% and 2.7% for the three and nine months ended September 30, 2017, respectively, compared to 4.7% and 3.7% for the respective periods in 2016. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 2.0% and 1.9% for the three and nine months ended September 30, 2017, respectively, compared to 2.1% and 1.8% for the respective periods in 2016. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$184,293	$194,398	$(10,105)	(5.2)%	$622,160	$624,310	$(2,150)	(0.3)%
Gross profit	92,088	102,998	(10,910)	(10.6)%	310,451	319,492	(9,041)	(2.8)%
Operating profit	10,379	29,592	(19,213)	(64.9)%	49,595	86,508	(36,913)	(42.7)%
Change in same store revenue				7.9%				4.9%
Stores in same store revenue calculation				537				1,098
Revenues. The decrease in revenue for the three and nine months ended September 30, 2017, was driven primarily by store closures for hhgregg and Conn's locations, as well as impacts from the recent hurricanes, partially offset by higher same store revenue.
Gross profit. Gross profit decreased for the three and nine months ended September 30, 2017, compared to the respective periods in 2016, primarily due to an increase in cost of merchandise sold driven by a focused effort to encourage ownership and reduce returned product. Gross profit as a percentage of segment revenues was 50.0% and 49.9% for the three and nine months ended September 30, 2017, respectively, compared to 53.0% and 51.2% for the respective periods in 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Operating profit. Operating profit decreased by 64.9% and 42.7% for the three and nine months ended September 30, 2017, respectively, as compared to the respective periods in 2016. The decrease in operating profit for the three and nine months ended September 30, 2017 was primarily due to increased rental merchandise losses, charges incurred for store closures, and sales deleverage. Excluding other charges, operating profit decreased by 46.5% and 17.9% for the three and nine months ended September 30, 2017, respectively, as compared to the respective periods in 2016. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 12.5% and 12.0% for the three and nine months ended September 30, 2017, respectively, compared to 8.4% and 9.2% for the respective periods in 2016. Excluding other charges, charge-offs due to customer stolen merchandise were 10.8% and 9.8% for the three and nine months ended September 30, 2017, respectively. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.2% and 1.1% for the three and nine months ended September 30, 2017, compared to 1.3% and 1.1% for the respective periods in 2016.
Mexico segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$12,237	$12,454	$(217)	(1.7)%	$35,351	$39,514	$(4,163)	(10.5)%
Gross profit	8,466	8,897	(431)	(4.8)%	24,668	27,478	(2,810)	(10.2)%
Operating (loss) profit	(242)	235	(477)	(203.0)%	(122)	(1,803)	1,681	93.2%
Change in same store revenue				(6.2)%				(6.3)%
Stores in same store revenue calculation				118				118
Revenues. Revenues for the three months ended September 30, 2017 were positively impacted by approximately $0.6 million due to exchange rate fluctuations as compared to the three months ended September 30, 2016, while revenues for the nine months ended September 30, 2017 were negatively impacted by approximately $1.2 million compared to the nine months ended September, 30 2016. On a constant currency basis, the decrease in revenue for the three and nine months ended September 30, 2017, was primarily driven by a decrease in same store revenue, compared to the same periods in 2016.
Gross Profit. Gross profit for the three months ended September 30, 2017 was positively impacted by approximately $0.4 million due to exchange rate fluctuations, while gross profit for the nine months ended September 30, 2017,was negatively impacted by approximately $0.9 million compared to the same periods in 2016. On a constant currency basis, gross profit decreased primarily as a result of decreased rental revenue, partially offset by increased merchandise sales. Gross profit as a percentage of segment revenues was 69.2% and 69.8% for the three and nine months ended September 30, 2017, respectively, as compared to 71.4% and 69.5% for the respective periods in 2016.
Operating (Loss) Profit. Operating results for the three and nine months ended September 30, 2017, were minimally impacted by the exchange rate fluctuations compared to respective periods in 2016. On a constant currency basis, operating results as a percentage of segment revenues decreased to (2.0)% for the three months ended September 30, 2017, from 1.9% for the respective period in 2016, primarily driven by the declines in revenues and gross profit described above. Operating results as a percentage of segment revenues increased to (0.3)% for the nine months ended September 30, 2017, from (4.6)% for the respective period in 2016. Operating losses for the nine months ended September 30, 2016 included other charges of $2.3 million, primarily related to store closures during the first quarter of 2016. Excluding other charges, operating results as a percentage of segment revenues would have been (0.7%) and 0.5% for the three and nine months ended September 30, 2017, respectively, compared to 1.7% and 1.3% for the respective periods in 2016.
Franchising segment

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(dollar amounts in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$4,672	$5,220	$(548)	(10.5)%	$15,388	$18,542	$(3,154)	(17.0)%
Gross profit	2,132	2,260	(128)	(5.7)%	6,803	7,269	(466)	(6.4)%
Operating profit	1,032	1,430	(398)	(27.8)%	3,565	4,268	(703)	(16.5)%
Revenues. Revenues decreased for the three and nine months ended September 30, 2017, respectively, compared to the respective periods in 2016, primarily due to lower merchandise sales to the Company's franchise partners.
Gross Profit. Gross profit as a percentage of segment revenues increased to 45.6% and 44.2% for the three and nine months ended September 30, 2017, respectively, from 43.3% and 39.2% for the respective periods in 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Operating Profit. Operating profit as a percentage of segment revenues decreased to 22.1% for the three months ended September 30, 2017, compared to 27.4% for the respective period in 2016, and increased to 23.2% for the nine months ended September 30, 2017, compared to 23.0% for the respective period in 2016.
Liquidity and Capital Resources
Overview. For the nine months ended September 30, 2017, we had $135.4 million of net cash provided by operating activities. We paid down debt by $86.6 million from cash generated from operations and also used cash in the amount of $53.5 million for capital expenditures and $12.8 million for payment of dividends, ending the nine-month period with $76.2 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased $239.5 million to $135.4 million for the nine months ended September 30, 2017, from $374.9 million in 2016. This was primarily attributable to the receipt in 2016 of income tax refunds of approximately $80.0 million, the decline in net earnings for the nine months ended September 30, 2017 compared to the same period in 2016, and other net changes in operating assets and liabilities.
Cash used in investing activities increased approximately $6.4 million to $51.8 million for the nine months ended September 30, 2017, from $45.4 million in 2016, due primarily to an increase in capital expenditures.
Cash used in financing activities was $104.6 million for the nine months ended September 30, 2017, compared to $254.8 million in 2016, a change of $150.2 million, primarily driven by our net reduction in debt of $86.6 million for the nine months ended September 30, 2017, as compared to a net decrease in debt of $233.3 million for the comparable period in 2016, payment of debt issuance costs of $5.3 million related to our recent debt amendment, offset by an $8.5 million decrease in dividend payments for the nine months ended September 30, 2017 compared to the same period in 2016.
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
Should we require additional funding sources, we maintain revolving credit facilities, including a $20.0 million line of credit at INTRUST Bank, N.A. The availability of our INTRUST line of credit is restricted if the borrowing capacity under our Revolving Facility drops below $10 million. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At October 23, 2017, we had $51.2 million in cash on hand, and $147.5 million available under our Revolving Facility at September 30, 2017, net of the $50 million of excess availability we must maintain on the Revolving Facility as a result of being out of compliance with our Fixed Charge Coverage Ratio covenant.
On October 31, 2017, we renewed our line of credit at INTRUST Bank, N.A. The availability of our INTRUST line of credit following the renewal is $12.5 million.
On June 6, 2017, we amended our Credit Agreement (the “Fourth Amendment”), effective as of June 6, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto. Under the Fourth Amendment, we agreed to provide additional collateral protections to secure the obligations under the Credit Agreement. The Fourth Amendment also modified the borrowing terms of the revolving loans under the Credit Agreement, which, as amended, establishes that the aggregate outstanding amounts (including after any draw request) not exceed the Borrowing Base. The Borrowing Base is tied to the Company’s Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, in addition to Reserves and the Term Loan Reserve. We will provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless the remaining availability of the Revolving Facility is less than 20% of the maximum borrowing capacity of the Revolving Facility or $60 million, in which case the Company must provide weekly information.
The Fourth Amendment reduced the capacity of the Revolving Facility from $675 million to $350 million and the aggregate amount of Incremental Term Loans and Incremental Revolving Commitments from $250 million to $100 million. We may request an Incremental Revolving Loan, provided that at the time of such draw, and after giving effect thereto, (i) the Consolidated Fixed

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the bonus depreciation to 2015 and through December 2019. The PATH act permits first-year bonus depreciation of 50% in 2015-2017, 40% in 2018, and 30% in 2019. The PATH act resulted in an estimated benefit of $154 million for us in 2016. We estimate the remaining tax deferral associated with these acts is approximately $199 million at September 30, 2017, of which approximately 75.4%, or $149 million will reverse in 2017, and the remainder will reverse between 2018 and 2019. We also estimate a benefit of $171 million resulting from bonus depreciation in 2017 which will offset the $149 million reversal, resulting in a net positive impact to cash taxes of $22 million.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Customer stolen merchandise (1)	$36,950	$41,962	$120,245	$124,070
Other merchandise losses (2)	10,899	12,917	32,380	35,420
Total merchandise losses	$47,849	$54,879	$152,625	$159,490

(1)
Customer stolen merchandise for the three and nine months ended September 30, 2017 includes inventory losses related to the closure of hhgregg and Conn's locations. See other charges in Note 5 to the condensed consolidated financial statements.

(2)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $53.5 million and $46.8 million on capital expenditures during the nine months ended September 30, 2017 and 2016, respectively. The increase in capital expenditures for the nine months ended September 30, 2017, compared to the respective period in 2016, is primarily due to the timing of cash payments related to information technology investments in 2016, and store refreshes performed during 2017.
Acquisitions and New Location Openings. During the first nine months of 2017, we acquired new locations and customer accounts for an aggregate purchase price of approximately $2.2 million in two different transactions.
The table below summarizes the location activity for the nine-month period ended September 30, 2017.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,463	1,431	478	130	229	4,731
New location openings	—	196	11	1	—	208
Acquired locations remaining open	—	—	—	—	3	3
Conversions	—	(15)	15	—	—	—
Closed locations
Merged with existing locations	(40)	(436)	(427)	—	—	(903)
Sold or closed with no surviving location	(17)	(1)	(1)	—	(5)	(24)
Locations at end of period	2,406	1,175	76	131	227	4,015
Acquired locations closed and accounts merged with existing locations	6	—	—	—	—	6
Total approximate purchase price of acquired stores (in millions)	$2.2	$—	$—	$—	$—	$2.2

RENT-A-CENTER, INC. AND SUBSIDIARIES

Senior Debt. See description of the Credit Agreement in Note 2 to the condensed consolidated financial statements.
We may use $150 million of the Revolving Facility for the issuance of letters of credit, of which $91.5 million had been so utilized as of October 23, 2017. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 1.23% at October 23, 2017.
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
Franchising Guarantees. Our subsidiary, ColorTyme Finance, Inc. ("ColorTyme Finance"), is a party to an agreement with Citibank, N.A., pursuant to which Citibank provides financing to qualifying franchisees of Franchising. Under the Citibank agreement, upon an event of default by the franchisee under agreements governing this financing and upon the occurrence of certain other events, Citibank can assign the loans and the collateral securing such loans to ColorTyme Finance, with ColorTyme Finance paying or causing to be paid the outstanding debt to Citibank and then succeeding to the rights of Citibank under the debt agreements, including the right to foreclose on the collateral. Rent-A-Center and ColorTyme Finance guarantee the obligations of the franchise borrowers under the Citibank facility. The maximum guarantee obligation under this agreement, excluding the effects of any amounts that could be recovered under collateralization provisions, is $27.0 million, of which $1.1 million was outstanding as of September 30, 2017.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of September 30, 2017:

	Payments Due by Period
(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Senior Term Debt(1)	$49,125	$562	$4,500	$44,063	$—
Revolving Facility(2)	55,000	—	55,000	—	—
INTRUST Line of Credit	1,070	1,070	—	—	—
6.625% Senior Notes(3)	360,619	9,697	38,788	312,134	—
4.75% Senior Notes(4)	297,500	5,938	23,750	267,812	—
Operating Leases	474,279	42,148	272,337	138,389	21,405
Total(5)	$1,237,593	$59,415	$394,375	$762,398	$21,405

(1)
Does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at September 30, 2017, was 1.24%.

(2)
Does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 3.00% or the prime rate plus 0.50% to 2.00% at our election. The weighted average Eurodollar rate on our Revolving Facility at September 30, 2017 was 1.19%.

(3)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(5)
As of September 30, 2017, we have recorded $33.1 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a

RENT-A-CENTER, INC. AND SUBSIDIARIES

company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides additional guidance related to certain technical areas within ASU 2014-09. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which adds, amends, and supersedes SEC paragraphs related to the adoption and transition provisions of ASU 2014-09 and ASU 2016-02. The adoption of these additional ASUs must be concurrent with the adoption of ASU 2014-09, which will be required for us beginning January 1, 2018, with early adoption permitted as of the original effective date. These ASUs allow adoption with either retrospective application to each prior period presented, or modified retrospective application with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the potential impact this new pronouncement will have on our financial statements and do not anticipate early adoption. We have not completed our evaluation and therefore cannot conclude whether the pronouncement will have a significant impact on our financial statements at this time. We expect to complete our evaluation by the end of 2017. We currently anticipate that we will utilize the modified retrospective method of adoption, however, this expectation may change following the completion of our evaluation of the impact of this pronouncement on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The adoption of ASU 2016-02 will be required for us beginning January 1, 2019, with early adoption permitted. The ASU must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We do not expect to early adopt this standard and are currently in the process of determining what impact the adoption of this ASU will have on our financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required for us on a retrospective basis beginning January 1, 2018, with early adoption permitted. We do not expect to early adopt this standard or believe that the adoption of this ASU will materially affect our presentation of cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the hypothetical purchase price allocation and instead using the difference between the carrying amount and the fair value of the reporting unit. The adoption of ASU 2017-04 will be required for us on a prospective basis beginning January 1, 2020, with early adoption permitted. We are currently in the process of determining our adoption date and what impact the adoption of this ASU will have on our financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The adoption of ASU 2017-09 will be required for us on a prospective basis beginning January 1, 2018, with early adoption permitted. We do not expect to early adopt this standard or believe that the adoption of this ASU will materially affect our financial statements.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of September 30, 2017, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $49.1 million outstanding in Term Loans, $55.0 million outstanding under our Revolving Facility and $1.1 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at September 30, 2017, was $277.4 million. The fair value of the 4.75% senior notes, based on the closing price at September 30, 2017, was $226.3 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of September 30, 2017, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at September 30, 2017, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $1.1 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of September 30, 2017, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – Other Information
Item 1. Legal Proceedings
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015 through October 10, 2016, and seeks damages in unspecified amounts and costs, fees, and expenses. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 19, 2017, the magistrate judge entered a recommendation to deny our motion to dismiss the complaint to the district judge who will decide the issue. We intend to file our objections to the magistrate's recommendation by November 2, 2017, as permitted. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Kevin Paul, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Sheila Coleman, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Michael Downing, derivatively and on behalf of Rent-A-Center, Inc. v. Mark E. Speese et. al. On March 15 and 16, 2017, substantially similar shareholder derivative suits were filed against certain current and former officers and directors and, nominally, against us, in state court in Dallas County, Texas. Another substantially similar shareholder derivative suit was filed against certain current and former officers and directors and, nominally, against us, in state court in Collin County, Texas on May 8, 2017. All three of the cases have been consolidated in state court in Dallas County, Texas. The lawsuits allege that the defendants breached their fiduciary duties owed to Rent-A-Center and otherwise mismanaged the affairs of the company as it concerns public statements made related to our point-of-sale system, operational results of our Acceptance Now segment, and our revenues and profitability. The petitions in these suits claim damages in unspecified amounts; seek an order directing the Company to make various changes to corporate governance and internal procedures, including putting forth a shareholder vote on various governance matters; restitution from the individual defendants; and cost, fees and expenses. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that the individual defendants will be found to have no liability in this matter.
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
In response to the motion to dismiss filed by the defendants on April 25, 2017, the plaintiff amended his complaint on May 9, 2017 and on May 19, 2017. The amended complaint alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets related to alleged acts for the purposes of entrenching board members, including the approval of change-of-control language in certain debt agreements, the implementation of the point-of-sale system, and the severance compensation paid to Guy Constant and Robert Davis.
On July 10, 2017, the plaintiff’s claims against JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. were dismissed.
On October 12, 2017, the court issued an order requiring plaintiffs to re-plead the claims related to our point-of-sale system, and denying the motion to dismiss with respect to the waste and entrenchment claims.
We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that the defendants will be found to have no liability in this matter.
Blair v. Rent-A-Center, Inc. This matter is a state-wide class action complaint originally filed on March 13, 2017 in the Federal District Court for the Northern District of California. The complaint alleges various claims, including that our cash sales and total rent to own prices exceed the pricing permitted under the Karnette Rental-Purchase Act. In addition, the plaintiffs allege that we fail to give customers a fully executed rental agreement and that all such rental agreements that were issued to customers unsigned are void under the law. The plaintiffs are seeking statutory damages under the Karnette Rental-Purchase Act which range from $100 - $1,000 per violation, injunctive relief, and attorney’s fees. We believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 1A. Risk Factors
Except as set forth in Item 1A of Part II, "Risk Factors," in our Form 10-Q for the quarter ended September 30, 2017, there have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 6. Exhibits.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Date: November 1, 2017