Form 10-K
period 2017-12-31
RENT A CENTER INC DE
filed 2018-03-01
CIK 933036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Aggregate market value of the 42,856,015 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on The Nasdaq Global Select Market, Inc. on June 30, 2017	$502,272,496
Number of shares of Common Stock outstanding as of the close of business on February 21, 2018:	53,413,636
Documents incorporated by reference:
Portions of the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Rent-A-Center, Inc. are incorporated by reference into Part III of this report.

.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending;

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	uncertainties concerning the outcome, impact, effects and results of the exploration of our strategic and financial alternatives;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	our ability to realize any benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;

•	our chief executive officer transitions, including our ability to effectively operate and execute our strategies during the transition period;

•	our ability to execute our franchise strategy;

•	failure to manage our store labor and other store expenses;

•	our ability to develop and successfully execute strategic initiatives;

•	disruptions caused by the operation of our store information management system;

•	our transition to more-readily scalable "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network;

•	rapid inflation or deflation in the prices of our products;

•
our ability to execute and the effectiveness of a store consolidation, including our ability to retain the revenue from customer accounts merged into another store location as a result of a store consolidation;

•	our available cash flow;

•	our ability to refinance our senior credit facility on favorable terms, if at all;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

•	our ability to control costs and increase profitability;

•	our ability to retain the revenue associated with acquired customer accounts and enhance the performance of acquired stores;

•	our ability to enter into new and collect on our rental or lease purchase agreements;

•	the passage of legislation adversely affecting the Rent-to-Own industry;

•	our compliance with applicable statutes or regulations governing our transactions;

•	changes in interest rates;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	information technology and data security costs;

•
the impact of any breaches in data security or other disturbances to our information technology and other networks and our ability to protect the integrity and security of individually identifiable data of our customers and employees;

•	changes in our stock price, the number of shares of common stock that we may or may not repurchase, and our dividend policy and any changes thereto, if any;

•	changes in estimates relating to self-insurance liabilities and income tax and litigation reserves;

•	changes in our effective tax rate;

•	fluctuations in foreign currency exchange rates;

•	our ability to maintain an effective system of internal controls;

•	the resolution of our litigation; and

•	the other risks detailed from time to time in our reports furnished or filed with the Securities and Exchange Commission.

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
Brand name merchandise. We offer well-known brands such as LG, Samsung, Sony and Vizio home electronics; Frigidaire, General Electric, LG, Samsung and Whirlpool appliances; HP, Dell, Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; LG and Samsung smartphones; and Ashley home furnishings.
Convenient payment options. Our customers make payments on a weekly, semi-monthly or monthly basis in our stores, kiosks, online or by telephone. We accept cash, credit or debit cards. Rental payments are generally made in advance and, together with applicable fees, constitute our primary revenue source. Approximately 82% and 92% of our rental purchase agreements are on a weekly term in our Core U.S. rent-to-own stores and our Mexico segment, respectively. Payments are made in advance on a monthly basis in our Acceptance Now segment.
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
Our Strategy
Our strategy focuses on several improvement areas including a significant cost savings plan, a more targeted value proposition, and a refranchising program.

•	The Company is targeting significant cost savings opportunities across the business in the areas of overhead, supply chain and other store expenses.

•
The updated value proposition in the Core is intended to improve traffic trends with a balanced approach of competitively pricing elastic categories while capturing more margin in inelastic categories.

•	Within Acceptance NOW, the value proposition will center around improved return on investment through a shorter payback period and higher ownership levels.

•	Refranchising brick and mortar locations will enable the Company to maintain and grow its presence while using proceeds to pay down debt.
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
Core U.S.
Our Core U.S. segment is our largest operating segment, comprising approximately 70% of our consolidated net revenues for the year ended December 31, 2017. Approximately 80% of our business in this segment is from repeat customers.
At December 31, 2017, we operated 2,381 company-owned stores in the United States, Canada and Puerto Rico, including 45 retail installment sales stores under the names “Get It Now” and “Home Choice.” We routinely evaluate the markets in which we operate and will close, sell or merge underperforming stores.
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
As of December 31, 2017, we operated 1,106 staffed kiosk locations inside furniture and electronics retailers located in 42 states and Puerto Rico, and 125 virtual (direct) locations.

Mexico
Our Mexico segment currently consists of our company-owned rent-to-own stores in Mexico. At December 31, 2017, we operated 131 stores in this segment.
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
At December 31, 2017, this segment franchised 225 stores in 31 states operating under the Rent-A-Center (148 stores), ColorTyme (39 stores) and RimTyme (38 stores) names. These rent-to-own stores primarily offer high quality durable products such as consumer electronics, appliances, computers, furniture and accessories, wheels and tires.
As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees’ monthly gross revenue and, generally, an initial fee up to $35,000 per new location.
The following table summarizes our locations allocated among these operating segments as of December 31:

	2017	2016	2015
Core U.S.	2,381	2,463	2,672
Acceptance Now Staffed	1,106	1,431	1,444
Acceptance Now Direct	125	478	532
Mexico	131	130	143
Franchising	225	229	227
Total locations	3,968	4,731	5,018
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
For the year ended December 31, 2017, furniture and accessories accounted for approximately 41% of our consolidated rentals and fees revenue, consumer electronic products for 20%, appliances for 15%, computers for 5%, smartphones for 3% and other products and services for 16%.
Product Turnover
On average, in the Core U.S. segment, a rental term of 14 months or exercising an early purchase option is generally required to obtain ownership of new merchandise. Product turnover is the number of times a product is rented to a different customer. On average, a product is rented (turned over) to three customers before a customer acquires ownership. Merchandise returned in the Acceptance Now segment is moved to a Core U.S. store where it is offered for rent. Ownership is attained in approximately 25% of first-time rental purchase agreements in the Core U.S. segment. The average total life for each product in our Core U.S. segment is approximately 18 months, which includes the initial rental period, all re-rental periods and idle time in our system. To cover the higher operating expenses generated by product turnover and the key features of rental purchase transactions, rental purchase agreements require higher aggregate payments than are generally charged under other types of purchase plans, such as installment purchase or credit plans.
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
Management
Our executive management team has extensive rent-to-own or similar retail experience and has demonstrated the ability to grow and manage our business through their operational leadership and strategic vision. In addition, our regional and district managers have long tenures with us, and we have a history of promoting management personnel from within. We believe this extensive industry and company experience will allow us to effectively execute our strategies.
Purchasing
Our centralized inventory management organization utilizes a combination of automated and manual merchandise planning, forecasting and replenishment processes to determine appropriate inventory levels to maintain in our third-party distribution centers and company-owned stores. Inventory levels are monitored on a daily basis, and purchase orders are processed and sent to manufacturers and distributors on a weekly basis to replenish inventory housed in our third-party distribution centers. We use a customized software solution that builds recommended store replenishment orders based on current store inventory levels, current store rental and return trends, seasonality, product needs, desired weeks of supply targets, and other key factors. Approved orders are then passed through an automated solution to our third party distribution center and furniture manufacturers and product ships to the stores. The replenishment system and associated processes allow us to retain tight control over our inventory, ensure assortment diversity in our stores and assists us in having the right products available at the right time.
In our Core U.S. and Mexico segments, we purchase our rental merchandise from a variety of suppliers. In 2017, approximately 13% of our merchandise purchases were attributable to Ashley Furniture Industries. No other brand accounted for more than 10% of merchandise purchased during these periods. We do not generally enter into written contracts with our suppliers that obligate us to meet certain minimum purchasing levels. Although we expect to continue relationships with our existing suppliers, we believe there are numerous sources of products available, and we do not believe the success of our operations is dependent on any one or more of our present suppliers.

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
Industry & Competition
According to a report published by the Association of Progressive Rental Organizations in 2016, the $8.5 billion rent-to-own industry in the United States, Mexico and Canada consists of approximately 9,200 stores, serves approximately 4.8 million customers and approximately 83% of rent-to-own customers have household incomes between $15,000 and $50,000 per year. The rent-to-own industry provides customers the opportunity to obtain merchandise they might otherwise be unable to obtain due to insufficient cash resources or a lack of access to credit. We believe the number of consumers lacking access to credit is increasing. According to data released by the Fair Isaac Corporation on July 10, 2017, consumers in the “subprime” category (those with credit scores below 650) made up 30% of the United States population.
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
Seasonality
Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year, primarily due to the receipt of federal income tax refunds. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.
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
Employees
As of February 21, 2018, we had approximately 18,300 employees.
Government Regulation
Core U.S. & Acceptance Now
State Regulation.    Currently, 46 states, the District of Columbia and Puerto Rico have rental purchase statutes that recognize and regulate rental purchase transactions as separate and distinct from credit sales. We believe this existing legislation is generally favorable to us, as it defines and clarifies the various disclosures, procedures and transaction structures related to the rent-to-own business with which we must comply. With some variations in individual states, most related state legislation requires the lessor to make prescribed disclosures to customers about the rental purchase agreement and transaction, and provides time periods during which customers may reinstate agreements despite having failed to make a timely payment. Some state rental purchase laws prescribe grace periods for non-payment, prohibit or limit certain types of collection or other practices, and limit certain fees that may be charged. Eleven states limit the total rental payments that can be charged to amounts ranging from 2.0 times to 2.4 times the disclosed cash price or the retail value of the rental product. Six states limit the cash price of merchandise to amounts ranging from 1.56 to 2.5 times our cost for each item.
Although Minnesota has a rental purchase statute, the rental purchase transaction is also treated as a credit sale subject to consumer lending restrictions pursuant to judicial decision. Therefore, we offer our customers in Minnesota an opportunity to purchase our merchandise through an installment sale transaction in our Home Choice stores. We operate 17 Home Choice stores in Minnesota.
North Carolina has no rental purchase legislation. However, the retail installment sales statute in North Carolina expressly provides that lease transactions which provide for more than a nominal purchase price at the end of the agreed rental period are not credit sales under the statute. We operate 98 rent-to-own stores, and 45 and 6 Acceptance Now Staffed and Acceptance Now Direct locations, respectively, in North Carolina.
Courts in Wisconsin and New Jersey, which do not have rental purchase statutes, have rendered decisions which classify rental purchase transactions as credit sales subject to consumer lending restrictions. Accordingly, in Wisconsin, we offer our customers an opportunity to purchase our merchandise through an installment sale transaction in our Get It Now stores. In New Jersey, we have modified our typical rental purchase agreements to provide disclosures, grace periods, and pricing that we believe comply with the retail installment sales act. We operate 28 Get It Now stores in Wisconsin and 45 Rent-A-Center stores in New Jersey.
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
We are focused on our mission to provide cash- and credit-constrained consumers with affordable and flexible access to durable goods that promote a higher quality of living. We are in the process of implementing initiatives targeting cost savings opportunities, a more competitive value proposition within our Core U.S. and ANOW operating segments, and refranchising select brick and mortar locations, to improve profitability and enhance long-term value for our stockholders.
There is no assurance that we will be able to implement and execute our strategic initiatives in accordance with our expectations. Our inability to lower costs or failure to achieve targeted results associated with our initiatives could adversely affect our results of operations, or negatively impact our ability to successfully execute future strategies, which may result in an adverse impact on our business and financial results.
We are highly dependent on the financial performance of our Core U.S. operating segment.
Our financial performance is highly dependent on our Core U.S. segment, which comprised approximately 70% of our consolidated net revenues for the year ended December 31, 2017. Any significant decrease in the financial performance of the Core U.S. segment may also have a material adverse impact on our ability to implement our growth strategies.
We are in a management transition period in which three individuals have served as our chief executive officer in the past two years and the individual currently serving as our chief executive officer was recently named.
On January 9, 2017, Robert D. Davis resigned as Chief Executive Officer and a director of the Company. On that date, our founder, former Chief Executive Officer, and Chairman of the Board, Mark E. Speese, was named as Interim Chief Executive Officer. Effective as of April 10, 2017, Mr. Speese was named Chief Executive Officer in lieu of his interim role. On December 30, 2017, Mr. Speese resigned as Chief Executive Office and Mitchell E. Fadel, a director of the Company, was appointed as Chief Executive Officer. Mr. Fadel is a former President and Chief Operating Officer of the Company.
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
Our future success depends in large part upon our ability to attract and retain key management executives and other key employees. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity compensation. Any prolonged inability to provide salary increases or cash incentive compensation opportunities, or if the anticipated value of such equity awards does not materialize or our equity compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate executives and key employees could be weakened. In addition, the uncertainty and operational disruptions caused by the management changes and related transitions could result in additional key employees deciding to leave the Company. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted.

The review of potential strategic alternatives by our Board of Directors may result in significant transaction expenses and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

On October 30, 2017, we announced that our Board of Directors had initiated a process to explore and evaluate a wide range of strategic and financial alternatives focused on maximizing stockholder value. The pursuit of potential strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; and failure to retain key personnel, customers, or contracts. There can be no assurances that the strategic alternatives review process will result in the announcement or consummation of any strategic transaction, that any resulting plans or initiatives will yield additional value for stockholders, or that the process will not have an adverse impact on our business. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

We do not intend to discuss or disclose developments with respect to the process unless we determine further disclosure is appropriate or required. As a consequence, perceived uncertainties related to the future of the company may result in the loss of potential business opportunities, may make it more difficult for us to attract and retain qualified personnel and business partners, and could cause our stock price to fluctuate significantly.
We may not be able to refinance our senior credit facility on favorable terms, if at all. Our inability to refinance our senior credit facility or obtain alternative financing from other sources would materially and adversely affect our liquidity and our ongoing results of operations in the future.
Our senior credit facility matures in March 2019, and we intend to refinance it in 2018, subject to the conclusion of our ongoing review of strategic and financial alternatives. Our ability to refinance our senior credit facility will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense. A refinancing of our senior credit facility could also require us to comply with more onerous covenants and further restrict our business operations. Failure to refinance or extend our senior credit facility, or satisfy the conditions and requirements of that debt, would likely result in an event of default and potentially the loss of some or all of the assets securing our obligations under the senior credit facility. In addition, our inability to refinance our senior credit facility or to obtain alternative financing from other sources, or our inability to do so upon attractive terms could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, and make us more vulnerable to adverse industry and general economic conditions.
A future lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
 Our indebtedness currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business, warrant. Our indebtedness was downgraded twice by Standard & Poor’s and once by Moody’s during fiscal year 2017. Any additional downgrade by any ratings agency may increase the interest rate on our future indebtedness, limit our access to vendor financing on favorable terms or otherwise result in higher borrowing costs, and likely would make it more difficult or more expensive for us to obtain additional debt financing.
Our arrangements with our suppliers and vendors may be impacted by our financial results or financial position.
Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our key suppliers and vendors could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us on a timely basis or at all. Our arrangements with our suppliers and vendors may also be impacted by media reports regarding our financial position. Our need for additional liquidity could significantly increase and our supply of inventory could be materially disrupted if a significant portion of our key suppliers and vendors took one or more of the actions described above, which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.
Failure to effectively manage our costs could have a material adverse effect on our profitability.
Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income in the Core U.S. segment. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our overall cost of operations, labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs due to customer stolen merchandise, other store expenses or indirect spending could materially adversely affect our profitability.
Our Acceptance Now segment depends on the success of our third-party retail partners and our continued relationship with them.
Our Acceptance Now segment revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our Acceptance Now segment to lose customers, substantially decreasing the revenues and earnings of our Acceptance Now segment. This could adversely affect our financial results. In 2017, approximately 61% of the total revenue of the Acceptance Now segment originated at our Acceptance Now kiosks located in stores operated by four retail partners. We may be unable to continue growing the Acceptance Now segment if we are unable to find additional third-party retailers willing to partner with us or if we are unable to enter into agreements with third-party retailers acceptable to us.
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
Any disruption in the operation of our distribution centers could result in our inability to meet our customers’ expectations, higher costs, an inability to stock our stores, or longer lead time associated with distributing merchandise. Any such disruption within our supply chain network, including damage or destruction to one of our five regional distribution centers, could result in decreased net sales, increased costs and reduced profits.
Our senior secured asset-based revolving credit facility limits our borrowing capacity to the value of certain of our assets. In addition, our senior secured asset-based revolving credit facility is secured by substantially all of our assets, and lenders may exercise remedies against the collateral in the event of our default.
We are party to a $350 million senior secured asset-based revolving credit facility. Our borrowing capacity under our revolving credit facility varies according to our eligible rental contracts, eligible installment sales accounts, and inventory net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity. Our revolving credit facility contains customary affirmative and negative covenants and certain restrictions on operations become applicable if our available credit falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our obligations under the revolving credit facility are secured by liens with respect to inventory, accounts receivable, deposit accounts and certain related collateral. In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under our revolving credit facility could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral, which generally consists of substantially all of our tangible and intangible assets, including intellectual property and the capital stock of our U.S. subsidiaries. If we are unable to borrow under our revolving credit facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Currently, 46 states, the District of Columbia and Puerto Rico have passed laws that regulate rental purchase transactions as separate and distinct from credit sales. One additional state has a retail installment sales statute that excludes leases, including rent-to-own transactions, from its coverage if the lease provides for more than a nominal purchase price at the end of the rental period. The specific rental purchase laws generally require certain contractual and advertising disclosures. They also provide varying levels of substantive consumer protection, such as requiring a grace period for late fees and contract reinstatement rights in the event the rental purchase agreement is terminated. The rental purchase laws of eleven states limit the total amount that may be charged over the life of a rental purchase agreement and the laws of six states limit the cash prices for which we may offer merchandise.
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
We invest in new information management technology and systems and implement modifications and upgrades to existing systems. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We take appropriate actions to ensure the successful implementation of these investments, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. The disruption in our information management systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business requirements, could impair our ability to achieve critical strategic initiatives and could materially adversely impact our business, financial condition and results of operations.
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
Under our senior credit facilities, an event of default would result if a third party became the beneficial owner of 35.0% or more of our voting stock or a majority of Rent-A-Center’s Board of Directors are not Continuing Directors (all of the current members of our Board of Directors are Continuing Directors under the senior credit facility). As of December 31, 2017, $133.6 million was outstanding under our senior credit facilities.
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
Rent-A-Center is a holding company, with no revenue generating operations and no assets other than its ownership interests in its direct and indirect subsidiaries. Accordingly, Rent-A-Center is dependent on the cash flow generated by its direct and indirect operating subsidiaries and must rely on dividends or other intercompany transfers from its operating subsidiaries to generate the funds necessary to meet its obligations, including the obligations under the senior credit facilities. The ability of Rent-A-Center’s subsidiaries to pay dividends or make other payments to it is subject to applicable state laws. Should one or more of Rent-A-

Center’s subsidiaries be unable to pay dividends or make distributions, Rent-A-Center's ability to meet its ongoing obligations could be materially and adversely impacted.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas. Store sizes average approximately 4,400 square feet. Approximately 75% of each store’s space is generally used for showroom space and 25% for offices and storage space. Our Acceptance Now kiosks occupy space without charge in the retailer's location with no lease commitment.
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
We are subject to unclaimed property audits by states in the ordinary course of business. We recently reached settlement agreements for the comprehensive multi-state unclaimed property audit. The property subject to review in this audit process included unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. The negotiated settlements did not have a material adverse impact to our financial statements.
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015 through October 10, 2016, and seeks damages in unspecified amounts and costs, fees, and expenses. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 19, 2017, the magistrate judge entered a recommendation to deny our motion to dismiss the complaint to the district judge who will decide the issue. We filed our objections to the magistrate's recommendation on November 2, 2017. On December 14, 2017, the district judge issued an order adopting the magistrate's report and denying our motion to dismiss the complaint. Discovery in this matter has now commenced. A hearing on class certification is scheduled for September 19, 2018. We continue to believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.
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
On July 10, 2017, the plaintiff’s claims against JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. were dismissed.
On October 12, 2017, the court issued an order requiring plaintiffs to re-plead the claims related to our point-of-sale system, and denying the motion to dismiss with respect to the waste and entrenchment claims. The plaintiffs failed to re-plead the claims related to our point-of-sale system. Discovery with respect to the remaining waste and entrenchment clams has now commenced.

We continue to believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that the defendants will be found to have no liability in this matter.
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

2017	High	Low	Cash Dividends Declared
Fourth Quarter	$12.20	$9.05	$—
Third Quarter	$13.89	$10.66	$—
Second Quarter	$13.33	$8.52	$0.08
First Quarter	$11.98	$7.76	$0.08

2016	High	Low	Cash Dividends Declared
Fourth Quarter	$13.16	$8.00	$0.08
Third Quarter	$13.73	$10.20	$0.08
Second Quarter	$15.94	$11.21	$0.08
First Quarter	$16.37	$9.76	$0.08
As of February 21, 2018, there were approximately 35 record holders of our common stock.
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
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, up to an aggregate of $1.25 billion of Rent-A-Center common stock. As of December 31, 2017, we had purchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million under this common stock repurchase program. Common stock repurchases are subject to certain restrictions in our debt agreements. Please see Note I and Note J to the consolidated financial statements for further discussion of such restrictions. No shares were repurchased during 2017 and 2016.

Stock Performance Graph
The following chart represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index and the S&P 1500 Specialty Retail Index. We selected the S&P 1500 Specialty Retail Index for comparison because we use this published industry index as the comparator group to measure our relative total shareholder return for purposes of determining vesting of performance stock units granted under our long-term incentive compensation program. The graph assumes $100 was invested on December 31, 2012, and dividends, if any, were reinvested for all years ending December 31.

Item 6. Selected Financial Data.
The selected financial data presented below for the five years ended December 31, 2017, have been derived from our audited consolidated financial statements. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this report.

	Year Ended December 31,
(In thousands, except per share data)	2017		2016		2015(6)		2014		2013
Consolidated Statements of Operations
Revenues
Store
Rentals and fees	$2,267,741		$2,500,053		$2,781,315		$2,745,828	(11)	$2,695,895
Merchandise sales	331,402		351,198		377,240		290,048		278,753
Installment sales	71,651		74,509		76,238		75,889		71,475
Other	9,620		12,706		19,158		19,949		18,133
Franchise
Merchandise sales	13,157		16,358		15,577		19,236		24,556
Royalty income and fees	8,969		8,428		8,892		6,846		5,206
Total revenues	2,702,540		2,963,252		3,278,420		3,157,796		3,094,018
Cost of revenues
Store
Cost of rentals and fees	625,358		664,845		728,706		704,595		676,674
Cost of merchandise sold	322,628		323,727		356,696		231,520		216,206
Cost of installment sales	23,622		24,285		25,677		26,084		24,541
Other charges and (credits)	—		—		34,698	(7)	(6,836)	(12)	—
Franchise cost of merchandise sold	12,390		15,346		14,534		18,070		23,104
Total cost of revenues	983,998		1,028,203		1,160,311		973,433		940,525
Gross profit	1,718,542		1,935,049		2,118,109		2,184,363		2,153,493
Operating expenses
Store expenses
Labor	732,466		789,049		854,610		888,929		881,671
Other store expenses	744,187		791,614		833,914		842,254		789,212
General and administrative expenses	171,090		168,907		166,102		162,316		147,621
Depreciation, amortization and write-down of intangibles	74,639		80,456		80,720		83,168		86,912
Goodwill impairment charge	—		151,320	(4)	1,170,000	(8)	—		1,068
Other charges	59,219	(1)	20,299	(5)	20,651	(9)	14,234	(13)	—
Total operating expenses	1,781,601		2,001,645		3,125,997		1,990,901		1,906,484
Operating (loss) profit	(63,059)		(66,596)		(1,007,888)		193,462		247,009
Write-off of debt issuance costs	1,936	(2)	—		—		4,213	(14)	—
Interest expense, net	45,205		46,678		48,692		46,896		38,813
(Loss) earnings before income taxes	(110,200)		(113,274)		(1,056,580)		142,353		208,196
Income tax (benefit) expense	(116,853)	(3)	(8,079)		(103,060)	(10)	45,931		79,439
Net earnings (loss)	$6,653		$(105,195)		$(953,520)		$96,422		$128,757
Basic earnings (loss) per common share	$0.12		$(1.98)		$(17.97)		$1.82		$2.35
Diluted earnings (loss) per common share	$0.12		$(1.98)		$(17.97)		$1.81		$2.33
Cash dividends declared per common share	$0.16		$0.32		$0.96		$0.93		$0.86

Item 6. Selected Financial Data — Continued.

	December 31,
(Dollar amounts in thousands)	2017	2016	2015(6)	2014	2013
Consolidated Balance Sheet Data
Rental merchandise, net	$868,991	$1,001,954	$1,136,472	$1,237,856	$1,124,198
Intangible assets, net	57,496	60,560	213,899	1,377,992	1,373,518
Total assets	1,420,781	1,602,741	1,974,468	3,271,197	3,018,175
Total debt	672,887	724,230	955,833	1,042,813	916,275
Total liabilities	1,148,338	1,337,808	1,590,878	1,881,802	1,682,306
Total stockholders' equity	272,443	264,933	383,590	1,389,395	1,335,869

Operating Data (Unaudited)
Core U.S. and Mexico stores open at end of period	2,512	2,593	2,815	3,001	3,161
Acceptance Now Staffed locations open at end of period	1,106	1,431	1,444	1,406	1,325
Acceptance Now Direct locations open at end of period	125	478	532	—	—
Same store revenue (decrease) growth (12)	(5.4)%	(6.2)%	5.7%	1.2%	(2.0)%
Franchise stores open at end of period	225	229	227	187	179

(1)
Includes $24.0 million related to the closure of Acceptance Now locations, $18.2 million for capitalized software write-downs, $6.5 million for incremental legal and advisory fees, $5.4 million for hurricane damages, $3.4 million for reductions at the field support center, $1.1 million for previous store closure plans, and $0.6 million in legal settlements.

(2)	Includes the effects of a $1.9 million financing expense related to the write-off of unamortized financing costs.

(3)	Includes a $77.5 million gain resulting from the Tax Cuts and Jobs Act.

(4)	Includes a $151.3 million goodwill impairment charge in the Core U.S. segment.

(5)	Includes $22.5 million primarily related to the closure of Core U.S. stores, Acceptance Now locations, and Mexico stores, partially offset by a $2.2 million legal settlement.

(6)
Includes revisions for immaterial correction of deferred tax error associated with our goodwill impairment reported in the fourth quarter of 2015 as discussed in Note B to the consolidated financial statements.

(7)	Includes a $34.7 million write-down of smartphones.

(8)	Includes a $1,170.0 million goodwill impairment charge in the Core U.S. segment.

(9)
Includes a $7.5 million loss on the sale of Core U.S. and Canada stores, a $7.2 million charge related to the closure of Core U.S. and Mexico stores, $2.8 million of charges for start-up and warehouse closure expenses related to our sourcing and distribution initiative, a $2.0 million corporate reduction charge and $1.1 million of losses for other store sales and closures. .

(10)	Includes $6.0 million of discrete adjustments to income tax reserves.

(11)	Includes a $0.6 million reduction of revenue due to consumer refunds as a result of an operating system programming error.

(12)	Includes a $6.8 million credit due to the settlement of a lawsuit against the manufacturers of LCD screen displays.

(13)
Includes store closure charges of $5.1 million, asset impairment charges of $4.6 million, corporate reduction charges of $2.8 million, and a $1.8 million loss on the sale of stores in the Core U.S. segment.

(14)	Includes the effects of a $4.2 million financing expense related to the payment of debt origination costs and the write-off of unamortized financing costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Strategic Review. On October 30, 2017, the Board initiated a process to explore strategic and financial alternatives. The Board, in consultation with its financial and legal advisors, is carefully reviewing and considering a full range of options focused on maximizing stockholder value. There can be no assurance that the Board's exploration of strategic and financial alternatives will result in any particular action or any transaction being pursued, entered into or consummated, or the timing of any action or transaction.
Executive Management Changes. On December 30, 2017, Mark E. Speese resigned from his position as Chief Executive Officer and the Board named Mitchell E. Fadel as Chief Executive Officer. Mr. Fadel served as one of the Company's directors since June 2017 and prior to that served as President of the Company (beginning in July 2000) and Chief Operating Officer (beginning in December 2002) each until August 2015, and also as a director of the Company from December 2000 to November 2013. From 1992 until 2000, Mr. Fadel served as President and Chief Executive Officer of the Company’s subsidiary Rent-A-Center Franchising International, Inc. f/k/a ColorTyme, Inc.
Cooperation Agreement. On February 5, 2018, we entered into a cooperation agreement with the Engaged Group. The Cooperation Agreement provides, among other things, that we will nominate for election at the 2018 Annual Meeting of Stockholders one new independent director to be proposed by the Engaged Group. That individual will replace the nomination of Rishi Garg, a current member of the Board, who has informed us that he does not intend to stand for re-election at the 2018 Annual Meeting. In addition, the Engaged Group has agreed to support the election of J.V. Lentell and Michael J. Gade, members of the Board whose terms will expire at the 2018 Annual Meeting and who have recently informed the Company of their intent to stand for re-election. The Cooperation Agreement also provides that, prior to the 2018 Annual Meeting, the Board will be composed of six directors, but may, following the 2018 Annual Meeting, be expanded to seven directors during the remaining term of the Cooperation Agreement (in which case nominees for the seventh director seat would be proposed by the Engaged Group). The Engaged Group has also agreed to vote all of the shares of Common Stock it beneficially owns in favor of our previously announced proposal to declassify the Board which, if approved, will result in all directors standing for election on an annual basis. We have also agreed to terminate our stockholder rights plan no later than February 28, 2018.
Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
During the twelve months ended December 31, 2017, we experienced a decline in revenues, gross profit and operating profit driven primarily by declines in same store revenue, reductions in our store base, and impacts related to the recent hurricanes in the Core U.S. segment.
Revenues in our Core U.S. segment decreased approximately $234.3 million for the twelve months ended December 31, 2017, primarily due to a decrease in same store revenue of 8.0%, rationalization of our Core U.S. store base in the prior year, and impacts from the recent hurricanes. Gross profit as a percentage of revenue decreased 1.4% due to the decrease in store revenue and pricing actions taken to right size the segment's inventory mix and changes from the new value proposition. Labor and other store expenses decreased approximately $44.4 million and $64.0 million, respectively, but were negatively affected by sales deleverage.
The Acceptance Now segment revenues decreased by approximately $19.8 million or 2.4% primarily due to store closures for Conn's and hhgregg, and impacts from the recent hurricanes. Gross profit decreased by 5.3% primarily due to lower gross margins on merchandise sales driven by our continued focus to encourage ownership and reduce returned product. Operating profit declined 54.1% primarily due to other charges related to store closures and sales deleverage. Excluding these other charges, operating profit decreased by 28.6%.
Gross profit for the Mexico segment as a percentage of revenue decreased by 0.5%, while operating profit as a percentage of revenue increased by 4.2% for the twelve months ended December 31, 2017.
Cash flow from operations was $110.5 million for the twelve months ended December 31, 2017. We used our free cash flow to pay down debt by $52.5 million during the year, ending the period with $73.0 million of cash and cash equivalents.

The following table is a reference for the discussion that follows.

	Year Ended December 31,			2017-2016 Change		2016-2015 Change
(Dollar amounts in thousands)	2017	2016	2015	$	%	$	%
Revenues
Store
Rentals and fees	$2,267,741	$2,500,053	$2,781,315	$(232,312)	(9.3)%	$(281,262)	(10.1)%
Merchandise sales	331,402	351,198	377,240	(19,796)	(5.6)%	(26,042)	(6.9)%
Installment sales	71,651	74,509	76,238	(2,858)	(3.8)%	(1,729)	(2.3)%
Other	9,620	12,706	19,158	(3,086)	(24.3)%	(6,452)	(33.7)%
Total store revenues	2,680,414	2,938,466	3,253,951	(258,052)	(8.8)%	(315,485)	(9.7)%
Franchise
Merchandise sales	13,157	16,358	15,577	(3,201)	(19.6)%	781	5.0%
Royalty income and fees	8,969	8,428	8,892	541	6.4%	(464)	(5.2)%
Total revenues	2,702,540	2,963,252	3,278,420	(260,712)	(8.8)%	(315,168)	(9.6)%
Cost of revenues
Store
Cost of rentals and fees	625,358	664,845	728,706	(39,487)	(5.9)%	(63,861)	(8.8)%
Cost of merchandise sold	322,628	323,727	356,696	(1,099)	(0.3)%	(32,969)	(9.2)%
Cost of installment sales	23,622	24,285	25,677	(663)	(2.7)%	(1,392)	(5.4)%
Total cost of store revenues	971,608	1,012,857	1,111,079	(41,249)	(4.1)%	(98,222)	(8.8)%
Other charges	—	—	34,698	—	—%	(34,698)	(100.0)%
Franchise cost of merchandise sold	12,390	15,346	14,534	(2,956)	(19.3)%	812	5.6%
Total cost of revenues	983,998	1,028,203	1,160,311	(44,205)	(4.3)%	(132,108)	(11.4)%
Gross profit	1,718,542	1,935,049	2,118,109	(216,507)	(11.2)%	(183,060)	(8.6)%
Operating expenses
Store expenses
Labor	732,466	789,049	854,610	(56,583)	(7.2)%	(65,561)	(7.7)%
Other store expenses	744,187	791,614	833,914	(47,427)	(6.0)%	(42,300)	(5.1)%
General and administrative	171,090	168,907	166,102	2,183	1.3%	2,805	1.7%
Depreciation, amortization and write-down of intangibles	74,639	80,456	80,720	(5,817)	(7.2)%	(264)	(0.3)%
Goodwill impairment charge	—	151,320	1,170,000	(151,320)	(100.0)%	(1,018,680)	(87.1)
Other charges	59,219	20,299	20,651	38,920	191.7%	(352)	(1.7)%
Total operating expenses	1,781,601	2,001,645	3,125,997	(220,044)	(11.0)%	(1,124,352)	(36.0)%
Operating loss	(63,059)	(66,596)	(1,007,888)	3,537	5.3%	941,292	93.4%
Write-off of debt issuance costs	1,936	—	—	1,936	—%	—	—%
Interest, net	45,205	46,678	48,692	(1,473)	(3.2)%	(2,014)	(4.1)%
Loss before income taxes	(110,200)	(113,274)	(1,056,580)	3,074	2.7%	943,306	89.3%
Income tax benefit	(116,853)	(8,079)	(103,060)	(108,774)	(1,346.4)%	94,981	92.2%
Net earnings (loss)	$6,653	$(105,195)	$(953,520)	$111,848	106.3%	$848,325	89.0%
Comparison of the Years Ended December 31, 2017 and 2016
Store Revenue. Total store revenue decreased by $258.1 million, or 8.8%, to $2,680.4 million for the year ended December 31, 2017, from $2,938.5 million for 2016. This was primarily due to a decrease of approximately $234.3 million in the Core U.S. segment, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 3,376 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues decreased by $99.2 million, or 5.4%, to $1,753.9 million for the year ended December 31, 2017, as compared to $1,853.1 million in 2016. The decrease in same store revenues was primarily attributable to a decline in the Core U.S. segment, as discussed further in the segment performance section below.
Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the year ended December 31, 2017, decreased by $39.5 million, or 5.9%, to $625.4 million, as compared to $664.8 million in 2016. This decrease in cost of rentals and fees was primarily attributable to a decrease of $35.7 million in the Core U.S. segment as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.6% for the year ended December 31, 2017 as compared to 26.6% in 2016.
Cost of Merchandise Sold. Cost of merchandise sold represents the net book value of rental merchandise at time of sale. Cost of merchandise sold decreased by $1.1 million, or 0.3%, to $322.6 million for the year ended December 31, 2017, from $323.7 million in 2016. The gross margin percent of merchandise sales decreased to 2.6% for the year ended December 31, 2017, from 7.8% in 2016. These decreases were primarily attributable to a decrease of $6.4 million in the Core U.S. segment, partially offset by an increase of $5.3 million in the Acceptance Now segment driven by a focused effort to encourage ownership and reduce returned product.
Gross Profit. Gross profit decreased by $216.5 million, or 11.2%, to $1,718.5 million for the year ended December 31, 2017, from $1,935.0 million in 2016, due primarily to a decrease of $191.5 million in the Core U.S. segment, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 63.6% in 2017 compared to 65.3% in 2016.
Store Labor. Store labor includes all salaries and wages paid to store-level employees and district managers' salaries, together with payroll taxes and benefits. Store labor decreased by $56.6 million, or 7.2%, to $732.5 million for the year ended December 31, 2017, as compared to $789.0 million in 2016, primarily attributable to a decrease of $44.4 million and $10.7 million in the Core U.S. and Acceptance Now segments, respectively, primarily as a result of a lower Core U.S. store base and closure of Acceptance Now locations in the first half of 2017. Store labor expressed as a percentage of total store revenue increased to 27.3% for the year ended December 31, 2017, from 26.9% in 2016.
Other Store Expenses. Other store expenses include occupancy, charge-offs due to customer stolen merchandise, delivery, advertising, selling, insurance, travel and other store-level operating expenses. Other store expenses decreased by $47.4 million, or 6.0%, to $744.2 million for the year ended December 31, 2017, as compared to $791.6 million in 2016, primarily attributable to a decrease of $64.0 million in the Core U.S. segment as a result of our rationalization of the Core U.S. store base, partially offset by an increase of $17.6 million in the Acceptance Now segment primarily, partially due to a one-time, non-cash, charge to write-off unreconciled invoices with certain retail partners, in addition to increased customer stolen merchandise. Other store expenses expressed as a percentage of total store revenue increased to 27.8% for the year ended December 31, 2017, from 26.9% in 2016.
General and Administrative Expenses. General and administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock-based compensation, occupancy, administrative and other operating expenses, as well as salaries and labor costs for our regional directors, divisional vice presidents and executive vice presidents. General and administrative expenses increased by $2.2 million, or 1.3%, to $171.1 million for the year ended December 31, 2017, as compared to $168.9 million in 2016, primarily due to project related expenses, insurance expenses, legal and other professional fees. General and administrative expenses expressed as a percentage of total revenue increased to 6.3% for the year ended December 31, 2017, compared to 5.7% in 2016.
Goodwill Impairment Charge. During 2016, we recognized a goodwill impairment charge of $151.3 million due to an impairment of the goodwill in the Core U.S. segment. Goodwill impairment charge is discussed further in Note F to the consolidated financial statements.
Other Charges - Operating Expenses. Other charges increased by $38.9 million, or 191.7%, to $59.2 million in 2017, as compared to $20.3 million in 2016. Other charges for the year ended December 31, 2017 primarily included charges related to the closure of Acceptance Now locations, write-downs of capitalized software, incremental legal and advisory fees, damage caused by hurricanes, and reductions in our field support center, partially offset by legal settlements. Other charges for the year ended December 31, 2016 primarily included charges related to the closure of Core U.S. and Mexico stores, and Acceptance Now locations, partially offset by litigation settlements. See Note M to the consolidated financial statements for additional detail regarding these other charges.

Operating Loss. Operating loss decreased $3.5 million, or 5.3%, to $63.1 million for the year ended December 31, 2017, as compared to $66.6 million in 2016, due to a decrease of $87.2 million in the Core U.S. segment, primarily related to the goodwill impairment charge recorded in 2016, partially offset by increases of $57.3 million in the Acceptance Now segment as discussed in the segment performance sections below. Operating loss expressed as a percentage of total revenue was 2.3% for the year ended December 31, 2017, as compared to 2.2% for 2016. Excluding the goodwill impairment and other charges operating results as a percentage of revenue would have been (0.1)% and 3.5% in 2017 and 2016, respectively, discussed further in the segment performance sections below.
Income Tax Benefit. Income tax benefit for the twelve months ended December 31, 2017 was $116.9 million, as compared to $8.1 million in 2016. The effective tax rate was 106.0% for the twelve months ended December 31, 2017, compared to 7.1% in 2016. The increase in income tax benefit is primarily due to the impact of the Tax Cuts and Jobs Act on our deferred tax balances. Excluding impacts from other charges, the Tax Cuts and Jobs Act, and the goodwill impairment charge, the effective tax rate was 41.5% for the twelve months ended December 31, 2017, as compared to 29.8% in 2016.
Net Earnings (Loss). Net earnings were $6.7 million for the year ended December 31, 2017 as compared to net loss of $105.2 million in 2016. Excluding impacts from other charges, the Tax Cuts and Jobs Act, and the goodwill impairment charge, net loss was $28.7 million for the year ended December 31, 2017 as compared to net earnings of $40.9 million in 2016.
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
Goodwill Impairment Charge. During 2016 and 2015, we recognized goodwill impairment charges of $151.3 million and $1,170.0, respectively, due to an impairment in the goodwill in the Core U.S. segment. Goodwill impairment charge is discussed further in Note F to the consolidated financial statements.
Other Charges - Operating Expenses. Other charges relating to store sales and consolidations, startup costs related to our new sourcing and distribution network and corporate restructuring decreased by $0.4 million, or 1.7%, to $20.3 million in 2016, as compared to $20.7 million in 2015. Other charges for the year ended December 31, 2016 included charges for the closure of Core U.S., Acceptance Now, and Mexico locations, partially offset by a litigation claims settlement. See Note M to the consolidated financial statements for additional detail regarding these other charges.
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
Net Loss. Net loss was $105.2 million for the year ended December 31, 2016 as compared to $953.5 million in 2015, a decrease of $848.3 million.
Segment Performance
Core U.S. segment.

	Year Ended December 31,			2017-2016 Change		2016-2015 Change
(Dollar amounts in thousands)	2017	2016	2015	$	%	$	%
Revenues	$1,835,422	$2,069,725	$2,371,823	$(234,303)	(11.3)%	$(302,098)	(12.7)%
Gross profit	1,276,212	1,467,679	1,644,840	(191,467)	(13.0)%	(177,161)	(10.8)%
Operating profit (loss)	86,196	(1,020)	(959,447)	87,216	(8,550.6)%	958,427	(99.9)%
Change in same store revenue					(8.0)%		(9.0)%
Stores in same store revenue calculation					2,118		2,053
Revenues. Revenue decreased in 2017 compared to 2016, primarily driven by a decrease of $213.5 million in rentals and fees revenue. This decrease is primarily due to the decrease in same store revenue, rationalization of our Core U.S. store base in the prior year, and impacts from the recent hurricanes. The decrease in same store revenue was driven primarily by a lower portfolio balance in 2017.
Gross Profit. Gross profit decreased in 2017 from 2016, primarily due to the decrease in store revenue described above and targeted pricing actions implemented to right size the inventory mix and changes from the new value proposition. Gross profit as a percentage of segment revenues decreased to 69.5% in 2017 from 70.9% in 2016.
Operating Profit (Loss). Operating profit as a percentage of segment revenues increased to 4.7% in 2017 compared to operating loss of (0.1)% for 2016, primarily due to the goodwill impairment charge recorded in 2016. Excluding other charges and the goodwill impairment charge, operating profit as a percentage of revenue decreased to 5.1%, for the year ended December 31, 2017, compared to 8.1% in 2016, primarily due to sales deleverage, offset by a decrease in store labor of $44.4 million and other store expenses of $64.0 million. Declines in store labor and other store expenses were driven primarily by lower store count, lower customer stolen merchandise losses, and lower advertising expenses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 2.7% for the year ended December 31, 2017, compared to 3.7% in 2016. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of revenues, were approximately 2.1% for the year ended December 31, 2017, compared to 2.0% in 2016.
Acceptance Now segment.

	Year Ended December 31,			2017-2016 Change		2016-2015 Change
(Dollar amounts in thousands)	2017	2016	2015	$	%	$	%
Revenues	$797,987	$817,814	$818,325	$(19,827)	(2.4)%	$(511)	(0.1)%
Gross profit	400,002	422,381	420,980	(22,379)	(5.3)%	1,401	0.3%
Operating profit	48,618	105,925	123,971	(57,307)	(54.1)%	(18,046)	(14.6)%
Change in same store revenue					5.2%		(0.4)%
Stores in same store revenue calculation					1,140		1,297
Revenues. The decrease in revenue for the year ended December 31, 2017 was driven primarily by store closures for hhgregg and Conn's locations, as well as impacts from the recent hurricanes, partially offset by higher same store revenue.
Gross Profit. Gross profit decreased for the year ended December 31, 2017 compared to 2016, primarily due the decrease in revenues described above, in addition to an increase in cost of merchandise sold driven by a focused effort to encourage ownership and reduce product returns. Gross profit as a percentage of segment revenues was 50.1% in 2017 as compared to 51.6% in 2016.
Operating Profit. Operating profit decreased by 54.1% compared to 2016, primarily due to increased rental merchandise losses, charges incurred for store closures, and sales deleverage. Operating profit as a percentage of total segment revenue decreased to 6.1% in 2017 from 13.0% for 2016. Excluding other charges, operating profit as a percentage of segment revenues decreased to 9.5%, for the year ended December 31, 2017, compared to 13.0% in 2016, partially due to a one-time, non-cash, charge to write-off unreconciled invoices with certain retail partners, in addition to increased customer stolen merchandise. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 12.7% in 2017 as compared to 10.0% in 2016. Excluding other charges, charge-offs due to customer stolen merchandise were 10.7% for the year ended December 31, 2017. Other merchandise losses include unrepairable merchandise and loss/damage waiver claims. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 1.3% and 0.9% in 2017 and 2016, respectively.
Mexico segment.

	Year Ended December 31,			2017-2016 Change		2016-2015 Change
(Dollar amounts in thousands)	2017	2016	2015	$	%	$	%
Revenues	$47,005	$50,927	$63,803	$(3,922)	(7.7)%	$(12,876)	(20.2)%
Gross profit	32,592	35,549	42,354	(2,957)	(8.3)%	(6,805)	(16.1)%
Operating loss	(260)	(2,449)	(14,149)	2,189	(89.4)%	11,700	(82.7)%
Change in same store revenue					(5.1)%		6.6%
Stores in same store revenue calculation					118		119
Revenues. Revenues for 2017 were negatively impacted by approximately $0.8 million due to exchange rate fluctuations as compared to 2016. On a constant currency basis, the decrease in revenue for 2017 was primarily driven by a decrease in same store revenue, compared to 2016.
Gross Profit. Gross profit for the year ended December 31, 2017 was negatively impacted by approximately $0.5 million due to exchange rate fluctuations as compared to 2016. On a constant currency basis, gross profit decreased primarily as a result of decreased rental revenue, partially offset by increased merchandise sales. Gross profit as a percentage of segment revenues decreased to 69.3% in 2017 from 69.8% in 2016.
Operating Loss. Operating losses were negatively impacted by approximately $0.6 million for the year ended December 31, 2017 due to exchange rate fluctuations compared to 2016. On a constant currency basis, operating loss as a percentage of segment revenues decreased to 0.6% for the year ended December 31, 2017 from 4.8% in 2016. Operating losses for the years ended December 31, 2017 and 2016 included other charges of $0.3 million and $2.3 million, respectively, primarily related to store closures during the first quarter of 2016. Excluding other charges, operating profit as a percentage of segment revenues increased to 0.2% in 2017, compared to a loss of 0.3% in 2016.
Franchising segment.

	Year Ended December 31,			2017-2016 Change		2016-2015 Change
(Dollar amounts in thousands)	2017	2016	2015	$	%	$	%
Revenues	$22,126	$24,786	$24,469	$(2,660)	(10.7)%	$317	1.3%
Gross profit	9,736	9,440	9,935	296	3.1%	(495)	(5.0)%
Operating profit	5,081	5,650	5,793	(569)	(10.1)%	(143)	(2.5)%
Revenues. Revenues decreased for the year ended December 31, 2017, compared to 2016, primarily due to lower merchandise sales to the Company's franchise partners.
Gross Profit. Gross profit as a percentage of segment revenues increased to 44.0% in 2017 from 38.1% in 2016.
Operating Profit. Operating profit as a percentage of segment revenues increased to 23.0% in 2017 from 22.8% for 2016 primarily due to increased gross profit.
Quarterly Results
The following table contains certain unaudited historical financial information for the quarters indicated:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017
Revenues	$741,986	$677,635	$643,965	$638,954
Gross profit	462,663	432,533	412,465	410,881
Operating profit (loss)	1,152	(873)	(8,445)	(54,893)
Net (loss) earnings	(6,679)	(8,893)	(12,599)	34,824
Basic (loss) earnings per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Diluted (loss) earnings per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Cash dividends declared per common share	$0.08	$0.08	$—	$—

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016
Revenues	$835,652	$749,619	$693,877	$684,104
Gross profit	534,944	500,158	457,226	442,721
Operating profit (loss)	48,430	27,550	16,700	(159,276)
Net earnings (loss)	25,061	9,946	6,181	(146,383)
Basic earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Diluted earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	62.4%	63.8%	64.1%	64.3%
Operating profit (loss)	0.2%	(0.1)%	(1.3)%	(8.6)%
Net (loss) earnings	(0.9)%	(1.3)%	(2.0)%	5.5%

(As a percentage of revenues)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	64.0%	66.7%	65.9%	64.7%
Operating profit (loss)	5.8%	3.7%	2.4%	(23.3)%
Net earnings (loss)	3.0%	1.3%	0.9%	(21.4)%
Liquidity and Capital Resources
Overview. For the year ended December 31, 2017, we generated $110.5 million in operating cash flow. We paid down debt by $52.5 million from cash generated from operations and also used cash in the amount of $65.5 million for capital expenditures and $12.8 million for payment of dividends, ending the year with $73.0 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities decreased by $243.5 million to $110.5 million in 2017 from $354.1 million in 2016. This was primarily attributable to the receipt in 2016 of income tax refunds of approximately $80.0 million, the decline in net earnings for the twelve months ended December 31, 2017 compared to 2016, and other net changes in operating assets and liabilities.
Cash used in investing activities increased approximately $4.3 million to $63.3 million in 2017 from $59.0 million in 2016, due primarily to an increase in capital expenditures.
Cash used in financing activities decreased by $189.2 million to $70.5 million in 2017 from $259.7 million in 2016, primarily driven by our net reduction in debt of $52.5 million in 2017, as compared to a net decrease in debt of $233.8 million in 2016, payment of debt issuance costs of $5.3 million related to the Fourth Amendment discussed below, offset by an $12.7 million decrease in dividend payments year over year.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. As we implement our strategic initiatives, the need for additional rental merchandise is expected to remain our primary capital requirement. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. In the future, to provide any additional funds necessary for the continued operations and expansion of our business, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
Should we require additional funding sources, we maintain revolving credit facilities, including a $12.5 million line of credit at INTRUST Bank, N.A. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At February 21, 2018, we had $60.3 million in cash on hand, and $109.7 million available under our Revolving Facility at December 31, 2017, net of the $50 million of excess availability we must maintain on the Revolving Facility as a result of being out of compliance with our Fixed Charge Coverage Ratio covenant.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through Septembers 26, 2017, when it was updated by The Tax Cut and Jobs Act of 2017, (the “Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The PATH act and the Tax Act resulted in an estimated benefit of $184 million for us in 2017. We estimate the remaining tax deferral associated with these acts is approximately $140 million at December 31, 2017, of which approximately 77%, or $108 million will reverse in 2018, and the majority of the remainder will reverse between 2019 and 2020.
Tax Act. We expect that the Tax Act will generate cash tax savings to the Company of approximately $200 million over the next 3 years, mainly due to the decrease in the tax rate and the initial acceleration of depreciation.  This deferral of tax due to acceleration of depreciation will cause additional cash taxes in the future as the deferral reverses.
Merchandise Losses. Merchandise losses consist of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Customer stolen merchandise	$161,912	$169,021	$154,781
Other merchandise losses(1)	47,596	49,731	52,003
Total merchandise losses	$209,508	$218,752	$206,784

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $65.5 million, $61.1 million and $80.9 million on capital expenditures in the years 2017, 2016 and 2015, respectively.

Acquisitions and New Location Openings. See Note F to the consolidated financial statements for information about cash used to acquire locations and accounts. The table below summarizes the location activity for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,463	1,431	478	130	229	4,731
New location openings	—	222	24	1	1	248
Acquired locations remaining open	—	—	—	—	4	4
Conversions	—	(63)	63	—	—	—
Closed locations
Merged with existing locations	(51)	(483)	(439)	—	—	(973)
Sold or closed with no surviving location	(31)	(1)	(1)	—	(9)	(42)
Locations at end of period	2,381	1,106	125	131	225	3,968
Acquired locations closed and accounts merged with existing locations	8	—	—	—	—	8
Total approximate purchase price (in millions)	$2.5	$—	$—	$—	$—	$2.5

	Year Ended December 31, 2016
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,672	1,444	532	143	227	5,018
New location openings	—	171	67	1	2	241
Acquired locations remaining open	—	—	—	—	5	5
Conversions	—	1	(2)	—	—	(1)
Closed locations
Merged with existing locations	(185)	(185)	—	(4)	(1)	(375)
Sold or closed with no surviving location	(24)	—	(119)	(10)	(4)	(157)
Locations at end of period	2,463	1,431	478	130	229	4,731
Acquired locations closed and accounts merged with existing locations	3	—	—	—	—	3
Total approximate purchase price (in millions)	$2.3	$—	$—	$—	$—	$2.3

	Year Ended December 31, 2015
	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,824	1,406	—	177	187	4,594
New location openings	—	161	505	—	11	677
Acquired locations remaining open	5	—	—	—	—	5
Conversions	(40)	(29)	29	—	40
Closed locations
Merged with existing locations	(83)	(94)	—	(34)	—	(211)
Sold or closed with no surviving location	(34)	—	(2)	—	(11)	(47)
Locations at end of period	2,672	1,444	532	143	227	5,018
Acquired locations closed and accounts merged with existing locations	34	—	—	—	—	34
Total approximate purchase price (in millions)	$25.5	$—	$—	$—	$—	$25.5
Senior Debt. As discussed in Note I to the consolidated financial statements, the Credit Agreement consists of $225.0 million, seven-year Term Loans, and a $350.0 million, five-year Revolving Facility.

We may use $150 million of the Revolving Facility for the issuance of letters of credit, of which $94.0 million had been so utilized as of February 21, 2018. The Term Loans are scheduled to mature on March 19, 2021 and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 1.51% at February 21, 2018.
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
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of December 31, 2017:

	Payments Due by Period
(In thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Senior Term Debt(1)	$48,563	$2,250	$4,500	$41,813	$—
Revolving Credit Facility(2)	85,000	—	85,000	—	—
INTRUST Line of Credit	5,735	5,735	—	—	—
6.625% Senior Notes(3)	350,922	19,394	331,528	—	—
4.75% Senior Notes(4)	291,563	11,875	23,750	255,938	—
Operating Leases	466,239	158,347	220,205	83,958	3,729
Total contractual cash obligations(5)	$1,248,022	$197,601	$664,983	$381,709	$3,729

(1)
Does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at December 31, 2017 was 1.57%.

(2)
Does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 3.00% or the prime rate plus 0.50% to 2.00% at our election. The weighted average Eurodollar rate on our Revolving Facility at December 31, 2017 was 1.48%.

(3)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(5)
As of December 31, 2017, we have recorded $37.3 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

Seasonality. Our revenue mix is moderately seasonal, with the first quarter of each fiscal year generally providing higher merchandise sales than any other quarter during a fiscal year, primarily related to the receipt of federal income tax refunds by our customers. Generally, our customers will more frequently exercise the early purchase option on their existing rental purchase agreements or purchase pre-leased merchandise off the showroom floor during the first quarter of each fiscal year. Furthermore, we tend to experience slower growth in the number of rental purchase agreements in the third quarter of each fiscal year when compared to other quarters throughout the year. We expect these trends to continue in the future.
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
As of December 31, 2017, the amount reserved for losses within our self-insured retentions with respect to workers’ compensation, general liability and vehicle liability insurance was $118.0 million, as compared to $120.8 million at December 31, 2016. However, if any of the factors that contribute to the overall cost of insurance claims were to change, the actual amount incurred for our self-insurance liabilities could be more or less than the amounts currently reserved.
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
The Tax Cuts and Jobs Act (the "Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, we have completed an initial assessment of the tax effects of the Tax Act, and have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to impact future tax returns. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts resulting in adjustments in future periods in 2018. The impact of the Tax Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the IRS and the Financial Accounting Standards Board ("FASB") as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized a provisional net benefit of $75.9 million for the year ended December 31, 2017, which is included as a component of income tax expense. See Note H to the consolidated financial statements for additional information.
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
We use a two-step approach to assess goodwill impairment. If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value of goodwill exceeds its implied fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the implied fair value, which is calculated as if the reporting unit had been acquired and accounted for as a business combination. As an alternative to this annual impairment testing, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying value of a reporting unit's net assets exceeds the reporting unit's fair value.

Our reporting units are our reportable operating segments identified in Note S to the consolidated financial statements. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain, and actual results may differ from those estimates. These estimates and assumptions include, but are not limited to, future cash flows based on revenue growth rates and operating margins, and future economic and market conditions approximated by a discount rate derived from our weighted average cost of capital. Factors that could affect our ability to achieve the expected growth rates or operating margins include, but are not limited to, the general strength of the economy and other economic conditions that affect consumer preferences and spending and factors that affect the disposable income of our current and potential customers. Factors that could affect our weighted average cost of capital include changes in interest rates and changes in our effective tax rate.
During the period from our 2016 goodwill impairment assessment through the third quarter 2017, we periodically analyzed whether any indicators of impairment had occurred. As part of these periodic analyses, we compared estimated fair value of the company, as determined based on the consolidated stock price, to its net book value. As the estimated fair value of the company was higher than its net book value during each of these periods, no additional testing was deemed necessary.
We completed a qualitative assessment for impairment of goodwill as of October 1, 2017, concluding it was not more likely than not that the carrying value of our reporting unit's net assets exceeded the reporting unit's fair value.
At December 31, 2017, the amount of goodwill allocated to the Core U.S. and Acceptance Now segments was $1.3 million and $55.3 million, respectively. At December 31, 2016 the amount of goodwill was $55.3 million, solely attributable to the Acceptance Now segment.
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
Effect of New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved a one-year deferral of the effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09 relating to how and when a company recognizes revenue when another party is involved in providing a good or service to a customer. Under Topic 606, a company will recognize revenue on a gross basis when it provides a good or service to a customer (acts as the principal in a transaction), and on a net basis when it arranges for the good or service to be provided to the customer by another party (acts as an agent in a transaction). ASU 2016-08 provides additional guidance for determining whether a company acts as a principal or agent, depending primarily on whether a company controls goods or services before delivery to the customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides additional guidance related to the identification of performance obligations within the contract, and licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides additional guidance related to certain technical areas within ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides additional guidance related to certain technical areas within ASU 2014-09. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which adds, amends, and supersedes SEC paragraphs related to the adoption and transition provisions of ASU 2014-09 and ASU 2016-02. The adoption of these additional ASU's must be concurrent with the adoption of ASU 2014-09.
The majority of our revenue generating activities fall outside of the scope of ASU 2014-09. We have completed our evaluation of the above standard and related ASU's, for revenue generating activities that fall within scope, and believe impacts stemming from adoption include the timing of revenue recognition for initial franchise fees charged to franchisees for new stores, and the presentation of advertising fees charged to franchisees in accordance with our franchise agreement. We currently recognize initial franchise fees when paid by the franchisee, upon the opening of a new location. Under the new standard, the benefits provided by the Company to the franchisee for payment of the initial franchise fee are not considered distinct from the franchise license, but are considered to provide benefit to the franchisee throughout the term of the license. Therefore, upon adoption of the standard, we will recognize initial franchise fees over the term of the franchise agreement. Regarding advertising fees, the Company currently records advertising fees paid by franchisees net of operating expenses in the consolidated statement of operations. Under the new standard, advertising fees will be presented on a gross basis, as revenue, in the consolidated statement of operations. We do not believe either of these changes will result in material impacts to the consolidated statement of operations or require significant changes to existing internal processes for recognizing revenue. The Company will adopt the new standard in the first quarter of 2018, in accordance with the standard’s required adoption date, using the modified retrospective adoption method.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing accounting literature relating to the classification of, and accounting for, leases. Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms less than 12 months) a liability representing a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset representing the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged, with certain improvements to align lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. In January 2018, the FASB issued ASU 2018-01, Lease (Topic 841): Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to add two practical expedients. The changes allow companies to elect a simplified transition approach, and provides lessors with an option related to how lease and other related revenues are presented and disclosed. The adoption of these ASU's will be required for us beginning January 1, 2019, with early adoption permitted. ASU 2016-02 must be adopted using a modified retrospective transition, applying the new criteria to all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. We do not expect to early adopt these standards and are currently in the process of determining what impact the adoption of these ASU's will have on our financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required for us on a retrospective basis beginning January 1, 2018, with early adoption permitted. We will not early adopt this standard nor do we believe that the adoption of this ASU will materially affect our presentation of cash flows.
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
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The adoption of ASU 2017-09 will be required for us on a prospective basis beginning January 1, 2018, with early adoption permitted. We will not early adopt this standard nor do we believe that the adoption of this ASU will materially affect our financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act. The adoption of ASU 2018-02 will be required for us beginning January 1, 2019, with early adoption permitted. We do not intend to exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
As of December 31, 2017, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625% and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $48.6 million outstanding in Term Loans, $85.0 million outstanding under our Revolving Facility and $5.7 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at December 31, 2017, was $278.8 million. The fair value of the 4.75% senior notes, based on the closing price at December 31, 2017, was $237.5 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of December 31, 2017, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at December 31, 2017, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $1.4 million additional annualized pre-tax charge or credit to our Consolidated Statement of Operations.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Rent‑A‑Center, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rent-A-Center, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

Dallas, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Rent‑A‑Center, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Rent-A-Center, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas
February 28, 2018

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of the Company, including the Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to management and the Company’s Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Revenues
Store
Rentals and fees	$2,267,741	$2,500,053	$2,781,315
Merchandise sales	331,402	351,198	377,240
Installment sales	71,651	74,509	76,238
Other	9,620	12,706	19,158
Total store revenues	2,680,414	2,938,466	3,253,951
Franchise
Merchandise sales	13,157	16,358	15,577
Royalty income and fees	8,969	8,428	8,892
Total revenues	2,702,540	2,963,252	3,278,420
Cost of revenues
Store
Cost of rentals and fees	625,358	664,845	728,706
Cost of merchandise sold	322,628	323,727	356,696
Cost of installment sales	23,622	24,285	25,677
Total cost of store revenues	971,608	1,012,857	1,111,079
Other charges	—	—	34,698
Franchise cost of merchandise sold	12,390	15,346	14,534
Total cost of revenues	983,998	1,028,203	1,160,311
Gross profit	1,718,542	1,935,049	2,118,109
Operating expenses
Store expenses
Labor	732,466	789,049	854,610
Other store expenses	744,187	791,614	833,914
General and administrative expenses	171,090	168,907	166,102
Depreciation, amortization and write-down of intangibles	74,639	80,456	80,720
Goodwill impairment charge	—	151,320	1,170,000
Other charges	59,219	20,299	20,651
Total operating expenses	1,781,601	2,001,645	3,125,997
Operating loss	(63,059)	(66,596)	(1,007,888)
Write-off of debt issuance costs	1,936	—	—
Interest expense	45,996	47,181	49,326
Interest income	(791)	(503)	(634)
Loss before income taxes	(110,200)	(113,274)	(1,056,580)
Income tax benefit	(116,853)	(8,079)	(103,060)
Net earnings (loss)	$6,653	$(105,195)	$(953,520)
Basic earnings (loss) per common share	$0.12	$(1.98)	$(17.97)
Diluted earnings (loss) per common share	$0.12	$(1.98)	$(17.97)
Cash dividends declared per common share	$0.16	$0.32	$0.96
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net earnings (loss)	$6,653	$(105,195)	$(953,520)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $2,822, ($2,794), and ($3,445) for 2017, 2016 and 2015, respectively	5,241	(5,188)	(6,399)
Total other comprehensive income (loss)	5,241	(5,188)	(6,399)
Comprehensive income (loss)	$11,894	$(110,383)	$(959,919)
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2017	2016
ASSETS
Cash and cash equivalents	$72,968	$95,396
Receivables, net of allowance for doubtful accounts of $4,167 and $3,593 in 2017 and 2016, respectively	69,823	69,785
Prepaid expenses and other assets	64,577	54,989
Rental merchandise, net
On rent	701,803	795,118
Held for rent	167,188	206,836
Merchandise held for installment sale	4,025	3,629
Property assets, net of accumulated depreciation of $525,673 and $522,101 in 2017 and 2016, respectively	282,901	316,428
Goodwill	56,614	55,308
Other intangible assets, net	882	5,252
Total assets	$1,420,781	$1,602,741
LIABILITIES
Accounts payable — trade	$90,352	$108,238
Accrued liabilities	298,018	332,196
Deferred income taxes	87,081	173,144
Senior debt, net	134,125	186,747
Senior notes, net	538,762	537,483
Total liabilities	1,148,338	1,337,808
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,681,559 and 109,519,369 shares issued in 2017 and 2016, respectively	1,097	1,095
Additional paid-in capital	831,271	827,107
Retained earnings	798,743	800,640
Treasury stock at cost, 56,369,752 shares in 2017 and 2016	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(10,991)	(16,232)
Total stockholders' equity	272,443	264,933
Total liabilities and stockholders' equity	$1,420,781	$1,602,741
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount
Balance at January 1, 2015	109,353	$1,094	$813,178	$1,927,445	$(1,347,677)	$(4,645)	$1,389,395
Net loss	—	—	—	(953,520)	—	—	(953,520)
Other comprehensive loss	—	—	—	—	—	(6,399)	(6,399)
Exercise of stock options	66	—	1,485	—	—	—	1,485
Vesting of restricted share units	23	—	—	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(5,865)	—	—	—	(5,865)
Stock-based compensation	—	—	9,541	—	—	—	9,541
Dividends declared	—	—	—	(51,047)	—	—	(51,047)
Balance at December 31, 2015	109,442	1,094	818,339	922,878	(1,347,677)	(11,044)	383,590
Net loss	—	—	—	(105,195)	—	—	(105,195)
Other comprehensive loss	—	—	—	—	—	(5,188)	(5,188)
Vesting of restricted share units	77	1	(1)	—	—	—	—
Tax effect of stock awards vested and options exercised	—	—	(440)	—	—	—	(440)
Stock-based compensation	—	—	9,209	—	—	—	9,209
Dividends declared	—	—	—	(17,043)	—	—	(17,043)
Balance at December 31, 2016	109,519	1,095	827,107	800,640	(1,347,677)	(16,232)	264,933
Net earnings	—	—	—	6,653	—	—	6,653
Other comprehensive income	—	—	—	—	—	5,241	5,241
Exercise of stock options	27	—	270	—	—	—	270
Vesting of restricted share units	136	2	(2)	—	—	—	—
Stock-based compensation	—	—	3,896	—	—	—	3,896
Dividends declared	—	—	—	(8,550)	—	—	(8,550)
Balance at December 31, 2017	109,682	$1,097	$831,271	$798,743	$(1,347,677)	$(10,991)	$272,443
See accompanying notes to consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities
Net earnings (loss)	$6,653	$(105,195)	$(953,520)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation of rental merchandise	618,390	657,090	718,100
Bad debt expense	15,702	15,449	15,260
Stock-based compensation expense	3,896	9,209	9,541
Depreciation of property assets	73,685	77,361	76,429
Loss on sale or disposal of property assets	15,795	3,718	11,897
Goodwill impairment charge	—	151,320	1,170,000
Amortization of impairment of intangibles	4,908	2,176	3,333
Amortization of financing fees	4,667	2,217	3,126
Write-off of debt financing fees	1,936	—	—
Deferred income taxes	(86,063)	(32,994)	(144,818)
Excess tax benefit related to stock awards	—	—	(86)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(487,130)	(523,697)	(622,149)
Receivables	(15,741)	(15,914)	(19,088)
Prepaid expenses and other assets	(9,622)	104,379	31,636
Accounts payable — trade	(17,886)	11,883	(45,523)
Accrued liabilities	(18,657)	(2,929)	(23,144)
Net cash provided by operating activities	110,533	354,073	230,994
Cash flows from investing activities
Purchase of property assets	(65,460)	(61,143)	(80,870)
Proceeds from sale of stores	4,638	5,262	15,964
Acquisitions of businesses	(2,525)	(3,098)	(25,170)
Net cash used in investing activities	(63,347)	(58,979)	(90,076)
Cash flows from financing activities
Exercise of stock options	270	—	1,485
Shares withheld for payment of employee tax withholdings	(225)	(338)	(506)
Excess tax benefit related to stock awards	—	—	86
Debt issuance costs	(5,258)	—	—
Proceeds from debt	347,635	52,245	531,180
Repayments of debt	(400,151)	(286,065)	(605,620)
Dividends paid	(12,811)	(25,554)	(51,011)
Net cash used in financing activities	(70,540)	(259,712)	(124,386)
Effect of exchange rate changes on cash	926	(349)	(2,295)
Net (decrease) increase in cash and cash equivalents	(22,428)	35,033	14,237
Cash and cash equivalents at beginning of year	95,396	60,363	46,126
Cash and cash equivalents at end of year	$72,968	$95,396	$60,363
Supplemental cash flow information:
Cash paid during the year for:
Interest	$41,339	$44,469	$49,386
Income taxes (excludes $7,321, $84,884 and $116,337 of income taxes refunded in 2017, 2016 and 2015, respectively)	$1,983	$18,536	$128,083

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
Our Core U.S. segment consists of company-owned rent-to-own stores in the United States, Canada and Puerto Rico that lease household durable goods to customers on a rent-to-own basis. Our store in Canada operates under the name "Rent-A-Centre." We also offer merchandise on an installment sales basis in certain of our stores under the names “Get It Now” and “Home Choice.” At December 31, 2017, we operated 2,381 company-owned stores nationwide and in Canada and Puerto Rico, including 45 retail installment sales stores.
Our Acceptance Now segment generally offers the rent-to-own transaction to consumers who do not qualify for financing from the traditional retailer through kiosks located within such retailers' locations. At December 31, 2017, we operated 1,106 Acceptance Now Staffed locations and 125 Acceptance Now Direct locations.
Our Mexico segment consists of our company-owned rent-to-own stores in Mexico that lease household durable goods to customers on a rent-to-own basis. At December 31, 2017, we operated 131 stores in Mexico.
Rent-A-Center Franchising International, Inc., an indirect wholly-owned subsidiary of Rent-A-Center, is a franchisor of rent-to-own stores. At December 31, 2017, Franchising had 225 franchised stores operating in 31 states. Our Franchising segment's primary source of revenue is the sale of rental merchandise to its franchisees, who in turn offer the merchandise to the general public for rent or purchase under a rent-to-own transaction. The balance of our Franchising segment's revenue is generated primarily from royalties based on franchisees' monthly gross revenues.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our reporting units are our reportable operating segments. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results.
We determine the fair value of each reporting unit using methodologies which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon our cost of capital. We use a two-step approach to assess goodwill impairment. If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not deemed impaired. If the carrying value of the reporting unit exceeds fair value, we perform a second analysis to measure the fair value of all assets and liabilities within the reporting unit, and if the carrying value of goodwill exceeds its implied fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of goodwill and the implied fair value, which is calculated as if the reporting unit had been acquired and accounted for as a business combination. As an alternative to this annual impairment testing, we may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying value of a reporting unit's net assets exceeds the reporting unit's fair value.
Acquired customer relationships are amortized utilizing the straight-line method over a 21 month period, non-compete agreements are amortized using the straight-line method over the contractual life of the agreements, vendor relationships are amortized using the straight-line method over a 7 or 15 year period, and other intangible assets are amortized using the straight-line method over the life of the asset.
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised exclusively of our foreign currency translation adjustment.
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
We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. A number of years may elapse before a particular matter, for which we have recorded a liability, is audited and effectively settled. We review our tax positions quarterly and adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. We classify accrued interest and penalties related to unrecognized tax benefits as interest expense and general & administrative expense, respectively.
Sales Taxes
We apply the net basis for sales taxes imposed on our goods and services in our consolidated statements of earnings. We are required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected and remitted directly to the appropriate jurisdictional entity.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the period, plus, if dilutive, the assumed exercise of stock options and vesting of stock awards at the beginning of the year, or for the period outstanding during the year for current year issuances.
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $86.1 million, $90.6 million and $96.2 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note B — Correction of Immaterial Errors
During the fourth quarter of 2016, we identified errors in accounting for our estimates for deferred taxes associated with our goodwill impairment reported in the fourth quarter 2015, resulting in an immaterial understatement of deferred income tax liabilities and overstatement of retained earnings, which affected periods beginning December 31, 2015 through September 30, 2016. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded the errors were immaterial to the prior periods. The errors resulted in an overstatement of income tax benefit and an understatement of net loss of $86.9 million, respectively, for the year ended December 31, 2015; a corresponding understatement of deferred income tax liabilities and overstatement of retained earnings in our consolidated balance sheet at December 31, 2015; and non-cash impacts to net loss and deferred income taxes in our consolidated cash flow statement at December 31, 2015.
Due to the immaterial nature of the error correction, we revised our historical financial statements based on the amounts discussed above for 2015 herein, and revised the quarters within 2016 when they were published in 2017.

Note C — Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

	December 31,
(In thousands)	2017	2016
Installment sales receivable	$55,516	$55,834
Trade and notes receivables	18,474	14,067
Other receivables	—	3,477
Total receivables	73,990	73,378
Less allowance for doubtful accounts	(4,167)	(3,593)
Total receivables, net of allowance for doubtful accounts	$69,823	$69,785
The allowance for doubtful accounts related to installment sales receivable was $3.6 million and $3.3 million, and the allowance for doubtful accounts related to trade and notes receivable was $0.6 million and $0.3 million at December 31, 2017 and 2016, respectively.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning allowance for doubtful accounts	$3,593	$3,614	$4,023
Bad debt expense	15,702	15,449	15,260
Accounts written off	(15,791)	(16,095)	(16,317)
Recoveries	663	625	648
Ending allowance for doubtful accounts	$4,167	$3,593	$3,614
Note D — Rental Merchandise

	December 31,
(In thousands)	2017	2016
On rent
Cost	$1,176,240	$1,338,670
Less accumulated depreciation	(474,437)	(543,552)
Net book value, on rent	$701,803	$795,118
Held for rent
Cost	$198,471	$255,857
Less accumulated depreciation	(31,283)	(49,021)
Net book value, held for rent	$167,188	$206,836
Note E — Property Assets

	December 31,
(In thousands)	2017	2016
Furniture and equipment	$511,527	$522,036
Transportation equipment	10,585	11,854
Building and leasehold improvements	269,522	274,118
Land and land improvements	6,747	6,747
Construction in progress	10,193	23,774
Total property assets	808,574	838,529
Less accumulated depreciation	(525,673)	(522,101)
Total property assets, net of accumulated depreciation	$282,901	$316,428
We had $7.3 million and $22.9 million of capitalized software costs included in construction in progress at December 31, 2017 and 2016 respectively. For the years ended December 31, 2017, 2016 and 2015, we placed in service internally developed software of approximately $32.1 million, $84.5 million and $22.9 million, respectively.
Note F — Intangible Assets and Acquisitions
Goodwill Impairment Charge
In the fourth quarter of 2017, we completed a qualitative assessment for impairment of goodwill as of October 1, 2017, concluding it was not more likely than not that the carrying value of our reporting unit's net assets exceeded the reporting unit's fair value and therefore no impairment of goodwill existed as of December 31. 2017.
During 2016 and 2015, we recorded goodwill impairment charges of $151.3 million and $1,170.0 million, respectively, in our Core U.S. segment.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
Amortizable intangible assets consist of the following:

		December 31, 2017		December 31, 2016
(Dollar amounts in thousands)	Avg. Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2	$79,670	$79,274	$79,106	$78,707
Vendor relationships	11	860	860	7,538	3,408
Non-compete agreements	3	6,748	6,262	6,746	6,023
Total other intangible assets		$87,278	$86,396	$93,390	$88,138
Aggregate amortization expense (in thousands):

Year Ended December 31, 2017 (1)	$4,908
Year Ended December 31, 2016	$2,176
Year Ended December 31, 2015	$3,333
(1) Includes impairment charge of $3.9 million to our intangible assets, related to a vendor relationship, in the ANOW segment during the first quarter of 2017.
Estimated amortization expense, assuming current intangible balances and no new acquisitions, for each of the years ending December 31, is as follows:

(In thousands)	Estimated Amortization Expense
2018	$552
2019	310
2020	20
Thereafter	—
Total amortization expense	$882
At December 31, 2017, the amount of goodwill attributable to the Core U.S. and Acceptance Now segments was approximately $1.3 million and $55.3 million, respectively. At December 31, 2016, the amount of goodwill allocated to the Acceptance Now segment was approximately $55.3 million and there was no goodwill allocated to the Core U.S. segment.
A summary of the changes in recorded goodwill follows:

	Year Ended December 31,
(In thousands)	2017	2016
Beginning goodwill balance	$55,308	$206,122
Additions from acquisitions	1,217	1,442
Goodwill impairments and write-offs related to stores sold or closed	—	(152,239)
Post purchase price allocation adjustments	89	(17)
Ending goodwill balance	$56,614	$55,308

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
The following table provides information concerning the acquisitions made during the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Number of stores acquired remaining open	—	—	5
Number of stores acquired that were merged with existing stores	8	3	34
Number of transactions	4	3	24
Total purchase price	$2,547	$2,302	$25,488
Amounts allocated to:
Goodwill	$1,217	$1,442	$12,942
Non-compete agreements	—	—	1,166
Customer relationships	550	181	2,625
Rental merchandise	780	679	8,755

Purchase prices are determined by evaluating the average monthly rental income of the acquired stores and applying a multiple to the total for rent-to-own store acquisitions. All acquisitions have been accounted for as asset purchases, and the operating results of the acquired stores and accounts have been included in the financial statements since their date of acquisition.
The weighted average amortization period was approximately 21 months for intangible assets added during the year ended December 31, 2017. Additions to goodwill due to acquisitions in 2017 were tax deductible.
Note G — Accrued Liabilities

	December 31,
(In thousands)	2017	2016
Accrued insurance costs	$124,760	$125,172
Deferred revenue	51,742	58,255
Accrued compensation	37,783	40,551
Taxes other than income	27,415	22,556
Deferred compensation	11,323	11,394
Accrued interest payable	5,707	5,808
Deferred rent	3,937	5,199
Accrued dividends	—	4,262
Accrued other	35,351	58,999
Total Accrued liabilities	$298,018	$332,196
Note H — Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35.0% to 21.0%, implementing a territorial tax system, imposing one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.
Loss before income taxes was comprised of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Domestic	$(109,615)	$(110,347)	$(1,041,243)
Foreign	(585)	(2,927)	(15,337)
Loss before income taxes	$(110,200)	$(113,274)	$(1,056,580)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate of 35% to actual follows:

	Year Ended December 31,
	2017	2016	2015
Tax at statutory rate	35.0%	35.0%	35.0%
Tax Cuts and Jobs Act of 2017	70.3%	—%	—%
Goodwill impairment	—%	(29.3)%	(27.0)%
State income taxes	(1.8)%	3.3%	2.8%
Effect of foreign operations, net of foreign tax credits	3.5%	(0.2)%	—%
Effect of current and prior year credits	1.7%	2.9%	0.5%
Adjustments to deferred taxes	1.6%	0.6%	—%
Valuation allowance	(1.6)%	(6.6)%	(1.0)%
Other, net	(2.7)%	1.4%	(0.5)%
Effective income tax rate	106.0%	7.1%	9.8%
The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current (benefit) expense
Federal	$(34,445)	$23,752	$29,668
State	1,216	779	(6,432)
Foreign	(1,417)	(582)	2,575
Total current	(34,646)	23,949	25,811
Deferred (benefit) expense
Federal	(89,820)	(27,307)	(100,139)
State	9,266	(6,586)	(28,143)
Foreign	(1,653)	1,865	(589)
Total deferred	(82,207)	(32,028)	(128,871)
Total income tax benefit	$(116,853)	$(8,079)	$(103,060)

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2017	2016
Deferred tax assets
State net operating loss carryforwards	$22,154	$17,538
Foreign net operating loss carryforwards	16,760	17,234
Accrued liabilities	49,619	70,733
Intangible assets	26,029	43,662
Other assets including credits	11,967	7,497
Foreign tax credit carryforwards	6,601	13,576
Total deferred tax assets	133,130	170,240
Valuation allowance	(40,074)	(35,410)
Deferred tax assets, net	93,056	134,830
Deferred tax liabilities
Rental merchandise	(139,425)	(234,211)
Property assets	(40,712)	(73,763)
Total deferred tax liabilities	(180,137)	(307,974)
Net deferred taxes	$(87,081)	$(173,144)
At December 31, 2017, there are approximately $402.7 million of state Net Operating Loss (“NOL”) carryforwards expiring between 2018 and 2037, offset by a valuation allowance of $60.2 million. Of the total remaining state NOL carryforwards, approximately 12.0% represent acquired NOLs. Utilization of these NOLs is subject to applicable annual limitations for U.S. state tax purposes. At December 31, 2017, the Mexico NOL carryforwards were approximately $54.3 million, which expire between 2021 and 2027, and are offset with a full valuation allowance. The Puerto Rico NOL is $1.8 million and it will expire in 2024. In addition, at December 31, 2017, we also had approximately $6.6 million in foreign tax credit (“FTC”) carryforwards expiring between 2020 and 2025 and are offset with a full valuation allowance. We establish a valuation allowance to the extent we consider it more likely than not that the deferred tax assets attributable to our NOLs, FTCs or other deferred tax assets will not be recovered.
We are subject to federal, state, local and foreign income taxes. Along with our U.S. subsidiaries, we file a U.S. federal consolidated income tax return. With few exceptions, we are no longer subject to U.S. federal, state, foreign and local income tax examinations by tax authorities for years before 2012. We are currently under examination in the U.S., Puerto Rico, and various states. We do not anticipate that adjustments as a result of these audits, if any, will result in a material change to our consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In 2017, we increased the valuation allowance against Net Operating Losses and Credits in multiple state jurisdictions as well as foreign deferred tax assets that management believes will not be realized. In addition, the valuation allowance related to foreign tax credits was decreased due to the realization of foreign tax credits through deduction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning unrecognized tax benefit balance	$33,723	$27,164	$13,376
(Reductions) additions based on tax positions related to current year	(2,280)	773	1,508
Additions for tax positions of prior years	6,688	8,396	20,684
Reductions for tax positions of prior years	(368)	(2,246)	(8,354)
Settlements	(444)	(364)	(50)
Ending unrecognized tax benefit balance	$37,319	$33,723	$27,164

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance of unrecognized tax benefits at December 31, 2017, is $6.2 million, net of federal benefit, which, if ultimately recognized, will affect our annual effective tax rate.
During the next twelve months, we anticipate that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $2.4 million either because our tax position will be sustained upon audit or as a result of the expiration of the statute of limitations for specific jurisdictions.
As of December 31, 2017, we have accrued approximately $3.3 million for the payment of interest for uncertain tax positions and recorded interest expense of approximately $1.0 million for the year then ended, which are excluded from the reconciliation of unrecognized tax benefits presented above.
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

•
The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. For our net federal deferred tax liabilities ("DTL"), we have recorded a provisional decrease of $76.5 million, with a corresponding net adjustment to deferred income tax benefit of $76.5 million for the year ended December 31, 2017. This adjustment is based on a reasonable estimate of the impact of the reduction in the corporate tax rate on our DTL's as of December 22, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, our DTL's may be affected by other analyses related to the Tax Act, including our calculation of deemed repatriation of deferred foreign income, our calculation of the 100% bonus depreciation for assets placed in service in 2017 impacted by the Tax Act, and the state tax effect of adjustments made to federal temporary differences.

•
A provision in the Tax Act allows for 100% bonus depreciation on certain assets acquired and placed in service after September 27, 2017. This immediate expensing will continue for assets acquired before December 31, 2022, at which point it will begin phasing out. While we have not yet completed all of the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate expensing, we have recorded a federal provisional benefit of $9.7 million based on our current intent to fully expense all qualifying expenditures. This resulted in a decrease of approximately $24.2 million to our current income tax payable and a corresponding increase in our DTLs of approximately $14.5 million (after considering the effects of the reduction in income tax rates). This provisional estimate is including the rate change provision above.

•
The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To assess the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and currently estimate an obligation of $0.7 million. However, we are continuing to review additional information regarding our accumulated E&P and non-U.S. income taxes paid to more precisely compute the amount of the Transition Tax, if any. In addition, based on current state tax law, we estimate the state impact of the Transition Tax to be insignificant. This estimate will be revised based on a calculation of our final Transition Tax as well as any updated guidance on state treatment of the deemed repatriation.

The effect of the tax rate change for items originally recognized in other comprehensive income was properly recorded in tax expense from continuing operations. This results in stranded tax effects in accumulated other comprehensive income at December 31, 2017. Companies can make a policy election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects directly arising from the change in the federal corporate tax rate. We do not intend to exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I— Senior Debt
On March 19, 2014, we entered into a Credit Agreement (the "Credit Agreement") among the Company, the several lenders from time to time parties to the Credit Agreement, Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A., and SunTrust Bank, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement initially provided $900.0 million senior credit facility consisting of $225.0 million in term loans (the "Term Loans") and a $350.0 million revolving credit facility (the "Revolving Facility"). The Credit Agreement was previously amended on February 1, 2016 (the “First Amendment”), on September 30, 2016 (the “Second Amendment”), and on March 31, 2017 (the "Third Amendment and Waiver"). On June 6, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”), effective as of June 6, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto, to the Credit Agreement.
The amounts outstanding under the Term Loans were $48.6 million and $191.8 million at December 31, 2017 and December 31, 2016, respectively. The amount outstanding under the Revolving Facility was $85.0 million at December 31, 2017 and there were no outstanding borrowings under the Revolving Facility at December 31, 2016. Outstanding borrowings for senior debt at December 31, 2017 and December 31, 2016 were reduced by total unamortized issuance costs of $5.2 million and $5.1 million, respectively. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019.
The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. In the event our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) exceeds 2.5:1, we are also required to pay down the Term Loans by a percentage of annual excess cash flow, as defined in the Credit Agreement. Additional payments will be equal to 25% of annual excess cash flows if the Consolidated Total Leverage Ratio is between 2.5:1 and 3.0:1, increasing to 50% of annual excess cash flows if the Consolidated Total Leverage Ratio is greater than 3.0:1. We made a mandatory excess cash flow prepayment in March 2017 with respect to our results for the year ended December 31, 2016, of approximately $141 million and in March 2016 with respect to our results for the year ended December 31, 2015, of approximately $27 million. We anticipate making a mandatory excess cash flow prepayment in the first quarter of 2018 with respect to our results for the year ended December 31, 2017, of approximately $6 million. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
The debt facilities as of December 31, 2017 and 2016 are as follows:

		December 31, 2017			December 31, 2016
(In thousands)	Facility Maturity	Maximum Facility	Amount Outstanding	Amount Available	Maximum Facility	Amount Outstanding	Amount Available
Senior Debt:
Term Loan	March 19, 2021	$225,000	$48,563	$—	$225,000	$191,813	$—
Revolving Facility	March 19, 2019	350,000	85,000	109,700	675,000	—	584,304
Total		575,000	133,563	109,700	900,000	191,813	584,304
Other indebtedness:
Line of credit	August 20, 2018	12,500	5,735	6,765	20,000	—	20,000
Total		$587,500	139,298	$116,465	$920,000	191,813	$604,304
Unamortized debt issuance costs			(5,173)			(5,066)
Total senior debt, net			$134,125			$186,747
The full amount of the revolving credit facility may be used for the issuance of letters of credit. At December 31, 2017 and 2016, the amounts available under the revolving credit facility were reduced by approximately $94.0 million and $90.7 million, respectively, for our outstanding letters of credit, resulting in availability of $109.7 million in our revolving credit facility, net of the $50 million of excess availability we must maintain on the Revolving Facility.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election (pursuant to the Fourth Amendment discussed below). The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 3.00% and 2.00%, respectively, at December 31, 2017, may fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee at December 31, 2017, is equal to 0.50% of the unused portion of the Revolving Facility.
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
Since the Consolidated Total Leverage Ratio at December 31, 2017 is greater than 3.75:1, we are limited to a maximum of $15.0 million in dividend payments for the fiscal year. As of December 31, 2017, we have paid dividends of $12.8 million.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We also utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement, will be sufficient to fund our operations during the next 12 months. As of December 31, 2017, we have issued letters of credit in the aggregate amount of $94 million.
The table below shows the required and actual ratios under the Credit Agreement calculated as of December 31, 2017:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	0.11:1
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received) for the 12-month period ending December 31, 2017 ($5.3 million), by consolidated fixed charges for the 12-month period ending December 31, 2017 ($47.5 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 0.11:1 as of December 31, 2017 was below the minimum requirement of 1.10:1 as defined in the Fourth Amendment modifications above. As a result of being out of compliance with this covenant, we must maintain $50.0 million of excess availability on the Revolving Facility. Availability under our Revolving Facility was $109.7 million at December 31, 2017, net of the $50 million of excess availability we must maintain on the Revolving Facility.
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
In addition to the Revolving Facility discussed above, we maintain a $12.5 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. As of December 31, 2017, we had $5.7 million outstanding borrowings against this line of credit and no outstanding borrowings at December 31, 2016. The line of credit renews annually. Borrowings under the line of credit bear interest at the greater of a variable rate or 2.00%.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the scheduled maturity dates of our outstanding debt at December 31, 2017 for each of the years ending December 31:

(in thousands)	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
2018	$2,250	$—	$5,735	$7,985
2019	2,250	85,000	—	87,250
2020	2,250	—	—	2,250
2021	41,813	—	—	41,813
2022	—	—	—	—
Thereafter	—	—	—	—
Total senior debt	$48,563	$85,000	$5,735	$139,298
Note J — Subsidiary Guarantors - Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of December 31, 2017 and 2016, was $292.7 million, reduced by $1.8 million and $2.5 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250.0 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of December 31, 2017 and 2016, was $250.0 million, reduced by $2.1 million and $2.8 million of unamortized issuance costs, respectively.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note K — Commitments and Contingencies
Leases
We lease space for substantially all of our Core U.S. and Mexico stores, certain support facilities and the majority of our delivery vehicles under operating leases expiring at various times through 2023. Certain of the store leases contain escalation clauses for increased taxes and operating expenses. Rental expense was $209.7 million, $231.3 million and $239.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum rental payments under operating leases with remaining lease terms in excess of one year at December 31, 2017 are as follows:

(In thousands)	Operating Leases
2018	$158,347
2019	125,843
2020	94,362
2021	57,630
2022	26,328
Thereafter	3,729
Total future minimum rental payments	$466,239

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
We are subject to unclaimed property audits by states in the ordinary course of business. We recently reached settlement agreements for the comprehensive multi-state unclaimed property audit. The property subject to review in this audit process included unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property to the state. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability itself. We routinely remit escheat payments to states in compliance with applicable escheat laws. The negotiated settlements did not have a material adverse impact to our financial statements.
Alan Hall, et. al. v. Rent-A-Center, Inc., et. al.; James DePalma, et. al. v. Rent-A-Center, Inc., et. al. On December 23, 2016, a putative class action was filed against us and certain of our former officers by Alan Hall in federal court in Sherman, Texas. The complaint alleges that the defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing false and misleading statements and omitting material facts regarding our business, including implementation of our point-of-sale system, operations and prospects during the period covered by the complaint. The complaint purports to be brought on behalf of all purchasers of our common stock from July 27, 2015 through October 10, 2016, and seeks damages in unspecified amounts and costs, fees, and expenses. A complaint filed by James DePalma also in Sherman, Texas alleging similar claims was consolidated by the court into the Hall matter. On October 19, 2017, the magistrate judge entered a recommendation to deny our motion to dismiss the complaint to the district judge who will decide the issue. We filed our objections to the magistrate's recommendation on November 2, 2017. On December 14, 2017, the district judge issued an order adopting the magistrate's report and denying our motion to dismiss the complaint. Discovery in this matter has now commenced. A hearing on class certification is scheduled for September 19, 2018. We continue to believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that we will be found to have no liability in this matter.
Kevin Paul, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Sheila Coleman, derivatively and on behalf of Rent-A-Center, Inc. v. Robert D. Davis et. al.; Michael Downing, derivatively and on behalf of Rent-A-Center, Inc. v. Mark E. Speese et. al. On March 15 and 16, 2017, substantially similar shareholder derivative suits were filed against certain current and

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On July 10, 2017, the plaintiff’s claims against JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, N.A. were dismissed.
On October 12, 2017, the court issued an order requiring plaintiffs to re-plead the claims related to our point-of-sale system, and denying the motion to dismiss with respect to the waste and entrenchment claims. The plaintiffs failed to re-plead the claims related to our point-of-sale system. Discovery with respect to the remaining waste and entrenchment clams has now commenced.
We continue to believe that these claims are without merit and intend to vigorously defend ourselves. However, we cannot assure you that the defendants will be found to have no liability in this matter.
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
Note M — Other Charges - Operating Expenses
Acceptance Now Store Closures. During the first six months of 2017, we closed 319 Acceptance Now manned locations and 9 Acceptance Now direct locations, related to the hhgregg bankruptcy and liquidation plan and the Conn's referral contract termination. These closures resulted in pre-tax charges of $19.2 million for the year ended December 31, 2017, consisting primarily of rental merchandise losses, disposal of fixed assets, and other miscellaneous labor and shutdown costs. In addition, we recorded a pre-tax impairment charge of $3.9 million to our intangible assets for our discontinued vendor relationship.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Cost Rationalization. During the first nine months of 2017, we executed a head count reduction that impacted approximately 10% of our field support center workforce. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $3.4 million for the year ended December 31, 2017.
Effects of Hurricanes. During the third quarter of 2017, Hurricanes Harvey, Irma and Maria caused significant damage in the continental United States and surrounding areas, including Texas, Florida, and Puerto Rico, resulting in pre-tax expenses of approximately $5.4 million for inventory losses, store repair costs, fixed asset write-offs, and employee assistance. Approximately $2.1 million of these pre-tax expenses related to Hurricanes Harvey and Irma, while the remaining $3.3 million related to Hurricane Maria.
Write-down of Capitalized Software. During the fourth quarter of 2017 we discontinued certain IT software projects and as a result incurred pre-tax charges of $18.2 million, related to the write-down of capitalized assets and termination of associated license agreements.
Core U.S. Store and Acceptance Now Consolidation Plan. During the second quarter of 2016, we closed 167 Core U.S. stores and 96 Acceptance Now locations, resulting in pre-tax charges of $20.1 million consisting of lease obligation costs, disposal of fixed assets, and other miscellaneous shutdown costs. During 2015, we closed 65 Core U.S. stores resulting in pre-tax restructuring charges of $4.3 million consisting of lease obligations costs, accelerated depreciation and disposal of fixed assets and inventory and other miscellaneous shutdown costs.
Mexico Store Consolidation Plan. During the first quarter of 2016, we closed 14 stores in Mexico, resulting in pre-tax charges of $2.3 million in the Mexico segment for disposal of rental merchandise, disposal of fixed assets and leasehold improvements, and other miscellaneous shutdown costs. During 2015, we closed 34 stores in Mexico. These store closures resulted in pre-tax charges of $3.0 million in the Mexico segment for disposal of fixed assets and leasehold improvements, and other miscellaneous shutdown costs.
Claims Settlement. In the fourth quarter of 2016, we recognized a gain of $2.2 million related to a legal claims settlement.
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
Corporate Cost Rationalization. During 2015, we eliminated certain departments and functions in our field support center as a part of our efforts to transform and modernize our operations company-wide. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $2.0 million for the year ended December 31, 2015.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity with respect to other charges for the year ended December 31, 2017 is summarized in the below table:

(In thousands)	Accrued Charges at December 31, 2015	Charges & Adjustments	Payments	Accrued Charges at December 31, 2016	Charges & Adjustments	Payments	Accrued Charges at December 31, 2017
Cash charges:
Labor reduction costs	$3,340	$1,380	$(3,327)	$1,393	$3,765	$(3,484)	$1,674
Lease obligation costs	1,229	15,198	(9,799)	6,628	457	(4,980)	2,105
Other miscellaneous	—	1,455	(1,455)	—	723	(723)	—
Total cash charges	$4,569	18,033	$(14,581)	$8,021	4,945	$(9,187)	$3,779
Non-cash charges:
Rental merchandise losses		287			18,417
Loss on sale of fixed assets		3,491			1,032
Other, net		673			—
Impairment of intangible asset		—			3,896
Impairment of capitalized software costs		—			18,205
Other(1)		(2,185)			12,724
Total other charges		$20,299			$59,219
(1) Other primarily includes incremental legal and advisory fees related to shareholder proposals, effects of hurricanes, and legal settlements for the year ended December 31, 2017 and primarily includes gain related to a legal claims settlement for the year ended December 31, 2016.
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
On March 9, 2016, upon the recommendation of the Compensation Committee, the Board adopted, subject to stockholder approval, the 2016 Plan and directed that it be submitted for the approval of the stockholders. On June 2, 2016, the stockholders approved the 2016 Plan. The 2016 Plan authorizes the issuance of a total of 6,500,000 shares of common stock. Any shares of common stock granted in connection with an award of stock options or stock appreciation rights will be counted against this limit as one share and any shares of common stock granted in connection with awards of restricted stock, restricted stock units, deferred stock or similar forms of stock awards other than stock options and stock appreciation rights will be counted against this limit as two shares of common stock for every one share of common stock granted in connection with such awards. No shares of common stock will be deemed to have been issued if (1) such shares covered by the unexercised portion of an option that terminates, expires, or is cancelled or settled in cash or (2) such shares are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. In any calendar year, (1) no employee will be granted options and/or stock appreciation rights for more than 800,000 shares of common stock; (2) no employee will be granted performance-based equity awards under the 2016 Plan (other than options and stock appreciation rights), covering more than 800,000 shares of common stock; and (3) no employee will be granted performance-based cash awards for more than $5,000,000. At December 31, 2017 and 2016, there were 1,705,660 and 302,935 shares, respectively, allocated to equity awards outstanding in the 2016 Plan.
The 2006 Plan authorizes the issuance of 7,000,000 shares of Rent-A-Center’s common stock that may be issued pursuant to awards granted under the 2006 Plan, of which no more than 3,500,000 shares may be issued in the form of restricted stock, deferred stock or similar forms of stock awards which have value without regard to future appreciation in value of or dividends declared on the underlying shares of common stock. In applying these limitations, the following shares will be deemed not to have been issued: (1) shares covered by the unexercised portion of an option that terminates, expires, or is canceled or settled in cash, and (2) shares that are forfeited or subject to awards that are forfeited, canceled, terminated or settled in cash. At December 31, 2017 and 2016, there were 1,554,931 and 2,108,068 shares, respectively, allocated to equity awards outstanding in the 2006 Plan. The 2006 Plan expired in accordance with its terms on March 24, 2016, and all shares remaining available for grant under the 2006 Plan were canceled.
We acquired the Equity Incentive Plan (formerly known as the Rent-Way, Inc. 2006 Equity Incentive Plan) in conjunction with our acquisition of Rent-Way in 2006. There were 2,468,461 shares of our common stock reserved for issuance under the Equity

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan. There were 1,037,514 and 1,526,203 shares allocated to equity awards outstanding in the Equity Incentive Plan at December 31, 2017 and 2016, respectively. The Equity Incentive Plan expired in accordance with its terms on January 13, 2016, and all shares remaining available for grant under the Equity Incentive Plan were canceled.
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
Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Stock options	$2,023	$2,954	$4,030
Restricted share units	1,873	6,255	5,511
Total stock-based compensation expense	3,896	9,209	9,541
Tax benefit recognized in the statements of earnings	1,442	658	1,715
Stock-based compensation expense, net of tax	$2,454	$8,551	$7,826
We issue new shares of stock to satisfy option exercises and the vesting of restricted stock units.
The fair value of unvested options that we expect to result in compensation expense was approximately $3.1 million with a weighted average number of years to vesting of 2.56 at December 31, 2017.
Information with respect to stock option activity related to the Plans for the year ended December 31, 2017 follows:

	Equity Awards Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance outstanding at January 1, 2017	3,072,181	$25.07
Granted	935,532	9.46
Exercised	(38,830)	17.01
Forfeited	(695,697)	17.93
Expired	(319,492)	30.37
Balance outstanding at December 31, 2017	2,953,694	$21.34	6.15	$344

Exercisable at December 31, 2017	1,645,305	$27.23	4.26	$344
The intrinsic value of options exercised during the years ended December 31, 2017 and 2015 was $53.3 thousand and $521.5 thousand, respectively, resulting in tax benefits of $18.7 thousand and $182.5 thousand, respectively, which are reflected as an outflow from operating activities and an inflow from financing activities in the consolidated statements of cash flows. There were no options exercised during the year ended December 31, 2016.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair values of the options granted under the Plans were calculated using the Black-Scholes method. The weighted average grant date fair value and weighted average assumptions used in the option pricing models are as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$2.92	$3.06	$6.34
Weighted average risk free interest rate	1.78%	1.31%	1.42%
Weighted average expected dividend yield	3.03%	3.16%	3.32%
Weighted average expected volatility	45.44%	39.64%	33.28%
Weighted average expected life (in years)	4.50	4.63	5.05
Information with respect to non-vested restricted stock unit activity follows:

	Restricted Awards Outstanding	Weighted Average Grant Date Fair Value
Balance outstanding at January 1, 2017	1,362,131	$15.31
Granted	955,683	9.00
Vested	(176,707)	19.39
Forfeited	(796,696)	14.34
Balance outstanding at December 31, 2017	1,344,411	$10.87

Restricted stock units are valued using the closing price reported by the Nasdaq Global Select Market on the trading day immediately preceding the day of the grant. Unrecognized compensation expense for unvested restricted stock units at December 31, 2017, was approximately $6.0 million expected to be recognized over a weighted average period of 1.79 years.
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
The Deferred Compensation Plan allows participants to defer up to 50% of their base compensation and up to 100% of any bonus compensation. Participants may invest the amounts deferred in measurement funds that are the same funds offered as the investment options in the Rent-A-Center, Inc. 401(k) Retirement Savings Plan. We may make discretionary contributions to the Deferred Compensation Plan, which are subject to a three-year graded vesting schedule based on the participant’s years of service with us. We are obligated to pay the deferred compensation amounts in the future in accordance with the terms of the Deferred Compensation Plan. Assets and associated liabilities of the Deferred Compensation Plan are included in prepaid and other assets and accrued liabilities in our consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, we made matching cash contributions of $0.1 million, $0.3 million and $0.4 million, respectively, which represents 50% of the employees’ contributions to the Deferred Compensation Plan up to an amount not to exceed 6% of each employee's respective compensation. No other discretionary contributions were made for the years ended December 31, 2017, 2016 and 2015. The deferred compensation plan assets and liabilities were approximately $11.3 million and $11.4 million as of December 31, 2017 and 2016, respectively.
Note P — 401(k) Plan
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code for certain employees who have completed at least three months of service. Employees may elect to contribute up to 50% of their eligible compensation on a pre-tax basis, subject to limitations. We may make discretionary contributions to the 401(k) plan. Employer matching contributions are subject to a three-year graded vesting schedule based on the participant's years of service with us. For the years ended December 31, 2017, 2016 and 2015, we made matching cash contributions of $7.0 million, $7.6 million and $7.2 million, respectively, which represents 50% of the employees’ contributions to the 401(k) plan up to an amount not to exceed 6% of each employee's respective compensation. Employees are permitted to elect to purchase our common stock as part of their 401(k) plan. As of December 31, 2017 and 2016, 6.0% and 3.6%, respectively, of the total plan assets consisted of our common stock.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q — Fair Value
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
At December 31, 2017, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at December 31, 2017 and 2016, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
(In thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$278,835	$(13,905)	$292,740	$266,393	$(26,347)
4.75% senior notes	250,000	237,500	(12,500)	250,000	206,250	(43,750)
Total senior notes	$542,740	$516,335	$(26,405)	$542,740	$472,643	$(70,097)
Note R — Stock Repurchase Plan
Under our current common stock repurchase program, our Board of Directors has authorized the purchase, from time to time, in the open market and privately negotiated transactions, of up to an aggregate of $1.25 billion of Rent-A-Center common stock. We have repurchased a total of 36,994,653 shares of Rent-A-Center common stock for an aggregate purchase price of $994.8 million as of December 31, 2017. No shares were repurchased during 2017 and 2016.
Common stock repurchases are currently prohibited under the Fourth Amendment to our Credit Agreement. Please see Note I for further discussion of this restriction.
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
The stores in our Franchising segment use Rent-A-Center’s, ColorTyme’s or RimTyme’s trade names, service marks, trademarks and logos, and operate under distinctive operating procedures and standards. Franchising’s primary source of revenue is the sale of rental merchandise to its franchisees who, in turn, offer the merchandise to the general public for rent or purchase under a rent-

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to-own program. As franchisor, Franchising receives royalties of 2.0% to 6.0% of the franchisees' monthly gross revenue and initial fees for new locations. Segment assets include cash, franchise fee receivables, property assets and intangible assets.
Segment information as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenues
Core U.S.	$1,835,422	$2,069,725	$2,371,823
Acceptance Now	797,987	817,814	818,325
Mexico	47,005	50,927	63,803
Franchising	22,126	24,786	24,469
Total revenues	$2,702,540	$2,963,252	$3,278,420

	Year Ended December 31,
(In thousands)	2017	2016	2015
Gross profit
Core U.S.	$1,276,212	$1,467,679	$1,644,840
Acceptance Now	400,002	422,381	420,980
Mexico	32,592	35,549	42,354
Franchising	9,736	9,440	9,935
Total gross profit	$1,718,542	$1,935,049	$2,118,109

	Year Ended December 31,
(In thousands)	2017	2016	2015
Operating profit (loss)
Core U.S.	$86,196	$(1,020)	$(959,447)
Acceptance Now	48,618	105,925	123,971
Mexico	(260)	(2,449)	(14,149)
Franchising	5,081	5,650	5,793
Total segments	139,635	108,106	(843,832)
Corporate	(202,694)	(174,702)	(164,056)
Total operating loss	$(63,059)	$(66,596)	$(1,007,888)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Depreciation, amortization and write-down of intangibles
Core U.S.(1)	$31,070	$39,734	$49,137
Acceptance Now(2)	2,498	3,309	3,334
Mexico	1,973	3,179	5,160
Franchising	177	177	185
Total segments	35,718	46,399	57,816
Corporate	38,921	34,057	22,904
Total depreciation, amortization and write-down of intangibles	$74,639	$80,456	$80,720
(1) We recorded goodwill impairment charges of $151.3 million and $1,170 million in the Core U.S. segment during the fourth quarters of 2016 and 2015, respectively, not included in the table above.
(2) We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first quarter of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Consolidated Statement of Operations.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Capital expenditures
Core U.S.	$26,506	$20,802	$21,739
Acceptance Now	2,723	2,330	2,473
Mexico	124	283	204
Total segments	29,353	23,415	24,416
Corporate	36,107	37,728	56,454
Total capital expenditures	$65,460	$61,143	$80,870

	December 31,
(In thousands)	2017	2016	2015
On rent rental merchandise, net
Core U.S.	$408,993	$426,845	$540,004
Acceptance Now	278,443	354,486	350,046
Mexico	14,367	13,787	17,575
Total on rent rental merchandise, net	$701,803	$795,118	$907,625

	December 31,
(In thousands)	2017	2016	2015
Held for rent rental merchandise, net
Core U.S.	$156,039	$192,718	$215,327
Acceptance Now	4,940	7,489	5,000
Mexico	6,209	6,629	8,520
Total held for rent rental merchandise, net	$167,188	$206,836	$228,847

	December 31,
(In thousands)	2017	2016	2015
Assets by segment			Revised
Core U.S.	$776,296	$860,717	$1,240,593
Acceptance Now	350,970	432,383	426,827
Mexico	33,529	31,415	38,898
Franchising	3,802	2,197	2,723
Total segments	1,164,597	1,326,712	1,709,041
Corporate	256,184	276,029	265,427
Total assets	$1,420,781	$1,602,741	$1,974,468

	December 31,
(In thousands)	2017	2016	2015
Assets by country			Revised
United States	$1,383,004	$1,567,933	$1,930,676
Mexico	33,529	31,415	38,898
Canada	4,248	3,393	4,894
Total assets	$1,420,781	$1,602,741	$1,974,468

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Rentals and fees by inventory category
Furniture and accessories	$921,159	$927,537	$955,576
Consumer electronics	459,942	553,976	626,668
Appliances	351,893	391,539	415,278
Computers	124,158	148,889	207,906
Smartphones	57,927	93,449	163,667
Other products and services	352,662	384,663	412,220
Total rentals and fees	$2,267,741	$2,500,053	$2,781,315

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue by country
United States	$2,654,819	$2,911,613	$3,209,736
Mexico	47,005	50,927	63,803
Canada	716	712	4,881
Total revenues	$2,702,540	$2,963,252	$3,278,420
Note T — Earnings Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Numerator:
Net earnings (loss)	$6,653	$(105,195)	$(953,520)
Denominator:
Weighted-average shares outstanding	53,282	53,121	53,050
Effect of dilutive stock awards(1)	562	—	—
Weighted-average dilutive shares	53,844	53,121	53,050

Basic earnings (loss) per share	$0.12	$(1.98)	$(17.97)
Diluted earnings (loss) per share	$0.12	$(1.98)	$(17.97)
Anti-dilutive securities excluded from diluted earnings (loss) per common share:
Anti-dilutive restricted share units	—	482	257
Anti-dilutive performance share units	329	880	611
Anti-dilutive stock options	2,554	3,072	2,586

(1)	There was no dilutive effect to the loss per common share for the years ended December 31, 2016 and 2015 due to the net loss incurred for both periods.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note U — Unaudited Quarterly Data
Summarized quarterly financial data for the years ended December 31, 2017, and 2016 is as follows:

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017
Revenues	$741,986	$677,635	$643,965	$638,954
Gross profit	462,663	432,533	412,465	410,881
Operating profit (loss)	1,152	(873)	(8,445)	(54,893)
Net (loss) earnings	(6,679)	(8,893)	(12,599)	34,824
Basic (loss) earnings per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Diluted (loss) earnings per common share	$(0.13)	$(0.17)	$(0.24)	$0.65
Cash dividends declared per common share	$0.08	$0.08	$—	$—

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016
Revenues	$835,652	$749,619	$693,877	$684,104
Gross profit	534,944	500,158	457,226	442,721
Operating profit (loss)	48,430	27,550	16,700	(159,276)
Net earnings (loss)	25,061	9,946	6,181	(146,383)
Basic earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Diluted earnings (loss) per common share	$0.47	$0.19	$0.12	$(2.76)
Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
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
Changes in Internal Control over Financial Reporting
For the year ended December 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11.   Executive Compensation.(*)
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)
Item 13.   Certain Relationships and Related Transactions, and Director Independence.(*)
Item 14.   Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Rent-A-Center, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

10.3†
Form of Stock Option Agreement issuable to Directors pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.4†
Form of Stock Option Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.5†*	Summary of Director Compensation

10.6†
Form of Stock Compensation Agreement issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

10.7†
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Amended and Restated Rent-A-Center, Inc. Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005.)

10.8†
Form of Loyalty and Confidentiality Agreement entered into with management (Incorporated herein by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

10.9†	Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.10†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.11†
Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.12†
Form of Long-Term Incentive Cash Award issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.13†
Rent-A-Center, Inc. 2006 Equity Incentive Plan and Amendment (Incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-8 filed with the SEC on January 4, 2007.)

10.14†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.15†
Form of Stock Compensation Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.16†
Form of Stock Option Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.17†
Form of Deferred Stock Unit Award Agreement issuable to Directors pursuant to the Rent-A-Center, Inc. 2006 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2010.)

10.18†
Form of Executive Transition Agreement entered into with management (Incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended August 31, 2016.)

10.19†	Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.20†	Rent-A-Center, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.28 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

10.21†	Rent-A-Center, Inc. 401-K Plan (Incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.22
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

10.23†
Rent-A-Center East, Inc. Retirement Savings Plan for Puerto Rico Employees (Incorporated herein by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed January 28, 2011.)

10.24
First Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of July 25, 2012 (Incorporated herein by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.25
Master Confirmation Agreement, dated as of May 2, 2013, between Rent-A-Center, Inc. and Goldman Sachs & Co. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 2, 2013.)

10.26
Second Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of August 30, 2013 (Incorporated herein by reference to Exhibit 10.34 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.27
Third Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of May 1, 2014 (Incorporated herein by reference to Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.28
Waiver and Fourth Amendment to Franchisee Financing Agreement between ColorTyme Finance, Inc. and Citibank, N.A., dated as of September 1, 2014 (Incorporated herein by reference to Exhibit 10.34 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.29
First Amendment to the Credit Agreement, dated February 1, 2016, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 1, 2016.)

10.30†
Form of Stock Option Agreement issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.37 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.31†
Form of Stock Compensation Agreement (RSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.38 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.32†
Form of Stock Compensation Agreement (PSU) issuable to management pursuant to the Rent-A-Center, Inc. 2016 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.39 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.33
Second Amendment to the Credit Agreement, dated effective as of September 30, 2016, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of October 4, 2016.)

10.34†
Interim CEO Employment Agreement, dated as of January 9, 2017, between Mark E. Speese and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of January 9, 2017.)

10.35†
Separation Agreement and Release of Claims, dated as of January 9, 2017, between Robert D. Davis and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated as of January 9, 2017.)

10.36†
Amendment No. 1 to Interim CEO Employment Agreement, dated April 10, 2017, between Mark E. Speese and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 9, 2017.)

10.37
Third Amendment and Waiver to the Credit Agreement, dated effective as of May 1, 2017, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 1, 2017.)

10.38
Fourth Amendment to the Credit Agreement (including Amended and Restated Guarantee and Collateral Agreement), dated as of June 6, 2017, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of June 6, 2017.)

10.39
Cooperation Agreement, dated February 5, 2018, by and among Rent-A-Center, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest V, LP, Engaged Capital Co-Invest V-A, LP, Engaged Capital Holdings, LLC and Glenn W. Welling (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 5, 2018.)

18.1
Preferability letter regarding change in accounting principle (Incorporated herein by reference to Exhibit 18.1 to the registrant's Quarterly Report on the Form 10-Q for the quarter ended September 30, 2014).

21.1	Subsidiaries of Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016.)

23.1*	Consent of KPMG LLP

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mitchell E. Fadel

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Maureen B. Short

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
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

RENT-A-CENTER, INC.

By:	/s/ MITCHELL E. FADEL
Mitchell E. Fadel
Chief Executive Officer
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MITCHELL E. FADEL	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Mitchell E. Fadel

/s/ MAUREEN B. SHORT	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
Maureen B. Short

/s/ JEFFREY J. BROWN	Director	February 28, 2018
Jeffrey J. Brown

/s/ MICHAEL J. GADE	Director	February 28, 2018
Michael J. Gade

/s/ RISHI GARG	Director	February 28, 2018
Rishi Garg

/s/ CHRISTOPHER B. HETRICK	Director	February 28, 2018
Christopher B. Hetrick

/s/ J. V. LENTELL	Director	February 28, 2018
J. V. Lentell