Form 10-Q
period 2018-03-31
RENT A CENTER INC DE
filed 2018-05-03
CIK 933036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐    NO   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2018:

Class	Outstanding
Common stock, $.01 par value per share	53,414,526

i

Item 1. Condensed Consolidated Financial Statements.
RENT-A-CENTER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
(In thousands, except per share data)	Unaudited
Revenues
Store
Rentals and fees	$564,714	$595,414
Merchandise sales	107,356	121,722
Installment sales	16,404	16,757
Other	2,584	2,652
Total store revenues	691,058	736,545
Franchise
Merchandise sales	3,634	3,321
Royalty income and fees	3,351	2,120
Total revenues	698,043	741,986
Cost of revenues
Store
Cost of rentals and fees	156,095	162,033
Cost of merchandise sold	96,353	109,124
Cost of installment sales	5,242	5,184
Total cost of store revenues	257,690	276,341
Franchise cost of merchandise sold	3,375	2,982
Total cost of revenues	261,065	279,323
Gross profit	436,978	462,663
Operating expenses
Store expenses
Labor	181,074	192,107
Other store expenses	185,949	197,440
General and administrative expenses	44,870	39,772
Depreciation, amortization and impairment of intangibles	17,900	18,541
Other charges	17,455	13,651
Total operating expenses	447,248	461,511
Operating (loss) profit	(10,270)	1,152
Interest expense	11,360	11,630
Interest income	(209)	(156)
Loss before income taxes	(21,421)	(10,322)
Income tax benefit	(1,578)	(3,643)
Net loss	$(19,843)	$(6,679)
Basic loss per common share	$(0.37)	$(0.13)
Diluted loss per common share	$(0.37)	$(0.13)
Cash dividends declared per common share	$—	$0.08
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2018	2017
(In thousands)	Unaudited
Net loss	$(19,843)	$(6,679)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $438 and $2,991 for 2018 and 2017, respectively	1,648	5,555
Total other comprehensive income	1,648	5,555
Comprehensive loss	$(18,195)	$(1,124)
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(In thousands, except share and par value data)	Unaudited
ASSETS
Cash and cash equivalents	$81,393	$72,968
Receivables, net of allowance for doubtful accounts of $3,837 and $4,167 in 2018 and 2017, respectively	64,823	69,823
Prepaid expenses and other assets	67,517	64,577
Rental merchandise, net
On rent	649,891	701,803
Held for rent	162,625	167,188
Merchandise held for installment sale	3,626	4,025
Property assets, net of accumulated depreciation of $528,096 and $525,673 in 2018 and 2017, respectively	269,942	282,901
Deferred tax asset	29,009	—
Goodwill	56,784	56,614
Other intangible assets, net	828	882
Total assets	$1,386,438	$1,420,781
LIABILITIES
Accounts payable – trade	$90,850	$90,352
Accrued liabilities	329,676	298,018
Deferred tax liability	114,427	87,081
Senior debt, net	57,426	134,125
Senior notes, net	539,078	538,762
Total liabilities	1,131,457	1,148,338
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 109,783,653 and 109,681,559 shares issued in 2018 and 2017, respectively	1,097	1,097
Additional paid-in capital	833,311	831,271
Retained earnings	777,593	798,743
Treasury stock at cost, 56,369,752 shares in 2018 and 2017	(1,347,677)	(1,347,677)
Accumulated other comprehensive loss	(9,343)	(10,991)
Total stockholders' equity	254,981	272,443
Total liabilities and stockholders' equity	$1,386,438	$1,420,781
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
(In thousands)	Unaudited
Cash flows from operating activities
Net loss	$(19,843)	$(6,679)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of rental merchandise	154,131	160,491
Bad debt expense	3,437	3,422
Stock-based compensation expense	1,862	(698)
Depreciation of property assets	17,742	18,209
Loss on sale or disposal of property assets	1,913	755
Amortization and impairment of intangibles	157	4,227
Amortization of financing fees	1,343	756
Deferred income taxes	(1,267)	(13,088)
Changes in operating assets and liabilities, net of effects of acquisitions
Rental merchandise	(103,439)	(104,595)
Receivables	1,563	(243)
Prepaid expenses and other assets	(2,941)	2,888
Accounts payable – trade	498	(25,610)
Accrued liabilities	29,321	19,482
Net cash provided by operating activities	84,477	59,317
Cash flows from investing activities
Purchase of property assets	(8,649)	(22,048)
Proceeds from sale of stores	9,463	475
Acquisitions of businesses	(440)	—
Net cash provided by (used in) investing activities	374	(21,573)
Cash flows from financing activities
Exercise of stock options	375	—
Shares withheld for payment of employee tax withholdings	(205)	(187)
Proceeds from debt	26,850	86,375
Repayments of debt	(104,448)	(157,937)
Dividends paid	—	(4,268)
Net cash used in financing activities	(77,428)	(76,017)
Effect of exchange rate changes on cash	1,002	1,005
Net increase (decrease) in cash and cash equivalents	8,425	(37,268)
Cash and cash equivalents at beginning of period	72,968	95,396
Cash and cash equivalents at end of period	$81,393	$58,128
See accompanying notes to condensed consolidated financial statements.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The interim condensed consolidated financial statements of Rent-A-Center, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. We suggest these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly our results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
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
Newly Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies existing accounting literature relating to how and when a company recognizes revenue. We adopted ASU 2014-09 and all related amendments beginning January 1, 2018, using the modified retrospective adoption method. We recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Under Topic 606, initial franchise fees charged to franchisees for new stores are recognized over the term of the franchise agreement, rather than when they are paid by the franchisee, upon the opening of a new location. Furthermore, franchise advertising fees are presented on a gross basis, as revenue, in the consolidated statement of operations, rather than net of operating expenses in the consolidated statement of operations. Impacts resulting from adoption were not material to the consolidated statement of operations. See descriptions of the revenues in Note 2.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The cumulative effect of the changes made to our condensed consolidated balance sheets for the adoption of Topic 606 were as follows:

	January 1, 2018	Adjustments due to Topic 606	December 31, 2017
(In thousands)	Unaudited
LIABILITIES
Accrued liabilities	$299,683	$(1,665)	$298,018
Deferred tax liability	86,727	354	87,081
Total liabilities	1,149,649	(1,311)	1,148,338
STOCKHOLDERS’ EQUITY
Retained earnings	$797,432	$1,311	$798,743
Total stockholders' equity	271,132	1,311	272,443
In accordance with Topic 606, the disclosure of the impact of adoption on our condensed consolidated statements of operations and condensed consolidated balance sheets for the period ended March 31, 2018 is as follows:

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2018
	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
(In thousands)	Unaudited
Royalty income and fees	3,351	(64)	3,287
Total revenues	698,043	(64)	697,979
Gross profit	436,978	(64)	436,914
Other store expenses	185,949	(1,067)	184,882
Total operating expenses	447,248	(1,067)	446,181
Operating loss	(10,270)	1,003	(9,267)
Loss before income taxes	(21,421)	1,003	(20,418)
Income tax benefit	(1,578)	74	(1,504)
Net loss	(19,843)	929	(18,914)

Condensed Consolidated Balance Sheets	March 31, 2018
	As Reported	Adjustments due to Topic 606	Balances without Adoption of Topic 606
(In thousands)	Unaudited
LIABILITIES
Accrued liabilities	$329,676	$(2,668)	$327,008
Deferred tax liability	114,427	428	114,855
Total liabilities	1,131,457	(2,240)	1,129,217
STOCKHOLDERS’ EQUITY
Retained earnings	$777,593	$2,240	$779,833
Total stockholders' equity	254,981	2,240	257,221
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. Rent-A-Center adopted ASU 2016-15 beginning January 1, 2018, on a retrospective basis. The adoption of ASU 2016-15 had no impact to the financial statements as of March 31, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which introduces amendments that are intended to make the guidance in ASC 805 on the definition of a business more consistent

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and cost-efficient. The amendments narrow the definition of a business and provide a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. Rent-A-Center adopted ASU 2017-01 beginning January 1, 2018, using the prospective approach. The adoption of ASU 2017-01 had no impact to the financial statements as of March 31, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. Rent-A-Center adopted ASU 2017-09 beginning January 1, 2018, on a prospective basis. The adoption of ASU 2017-09 had no impact to the financial statements as of March 31, 2018.
Note 2 - Revenues
The following table disaggregates our revenue for the period ended March 31, 2018:

	Three Months Ended March 31, 2018
	Core U.S.	Acceptance Now	Mexico	Franchising	Consolidated
(In thousands)	Unaudited
Store
Rentals and fees	$412,642	$140,824	$11,248	$—	$564,714
Merchandise sales	50,584	56,006	766	—	107,356
Installment sales	16,404	—	—	—	16,404
Other	2,411	156	17	—	2,584
Total store revenues	482,041	196,986	12,031	—	691,058
Franchise
Merchandise sales	—	—	—	3,634	3,634
Royalty income and fees	—	—	—	3,351	3,351
Total revenues	$482,041	$196,986	$12,031	$6,985	$698,043
Rental-Purchase Agreements
Core U.S., Acceptance Now, and Mexico
Rentals and Fees. Merchandise is leased to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the expiration of each rental term customers renew the rental agreement by pre-paying for the next rental term. Generally, the customer has the right to acquire title of the merchandise either through a purchase option or through payment of all required rental terms. Customers can terminate the agreement at the end of any rental term without penalty. Therefore rental transactions are accounted for as operating leases and rental revenue is recognized over the rental term. Cash received for rental payments, including processing fees, prior to the period in which it should be recognized is deferred and recognized according to the rental term. Revenue related to various payment, reinstatement or late fees are recognized when paid by the customer at the point service is provided. Rental merchandise is depreciated using the income forecasting method and is recognized in cost of sales over the rental term. We offer additional product plans along with our rental agreements which provide customers with liability protection against significant damage or loss of a product, and club membership benefits, including various discount programs and product service and replacement benefits in the event merchandise is damaged or lost. Customers renew product plans in conjunction with their rental term renewals, and can cancel the plans at any time. Revenue for product plans is recognized over the term of the plan. Costs incurred related to product plans are primarily recognized in cost of sales. At March 31, 2018 and December 31, 2017, we had $47.0 million and $41.1 million, respectively, in deferred revenue related to our rental purchase agreements.
Revenue from contracts with customers
Core U.S., Acceptance Now, and Mexico
Merchandise Sales. Merchandise sales include payments received for the exercise of the early purchase option offered through our rental purchase agreements or merchandise sales include merchandise sold through point of sale transactions. Revenue for merchandise sales is recognized when payment is received and ownership of the merchandise passes to the customer. The remaining net value of merchandise sold is recorded to cost of sales at the time of the transaction.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Installment Sales. Revenue from the sale of merchandise in our retail installment stores is recognized when the installment note is signed and control of the merchandise has passed to the customer. The cost of merchandise sold through installment agreements is recognized in cost of sales at the time of the transaction. We offer extended service plans with our installment agreements which are administered by third parties and provide customers with product service maintenance beyond the term of the installment agreement. Payments received for extended service plans are deferred and recognized, net of related costs, when the installment payment plan is complete and the service plan goes into effect. Customers can cancel extended service plans at anytime during the installment agreement and receive a refund for payments previously made towards the plan. At March 31, 2018 and December 31, 2017, we had $2.9 million and $3.0 million, respectively, in deferred revenue related to other product plans.
Other. Other revenue primarily consists of external maintenance and repair services provided by the Company’s service department, in addition to other miscellaneous product plans offered to our rental and installment customers. The Company’s service department is a licensed warranty service provider and performs service maintenance and merchandise repair for qualified warranty guarantees, on behalf of merchandise vendors. In addition, we provide external maintenance and repair services for our franchisees, and other external businesses and individual customers. Revenue for warranty services is recognized when service is complete and a claim has been submitted to the original vendor issuing the warranty guarantee. Revenue for external repair and maintenance services are recognized when services provided are complete and the customer has been billed. Costs incurred for repair services are recognized as incurred in labor and other store expenses. Revenue for other product plans is recognized in accordance with the terms of the agreement.
Franchising
Merchandise Sales. Revenue from the sale of rental merchandise is recognized upon shipment of the merchandise to the franchisee.
Royalty Income and Fees. Franchise royalties, including franchisee contributions to corporate advertising funds, represent sales-based royalties calculated as a percentage of gross rental payments and sales. Royalty revenue is recognized as rental payments and sales occur. Franchise fees are initial fees charged to franchisees for new or converted franchise stores. Franchise fee revenue is recognized on a straight-line basis over the term of the franchise agreement. At March 31, 2018 and December 31, 2017, we had $2.8 million and $1.7 million, respectively, in deferred revenue included in accrued liabilities related to franchise fees.
Note 3 - Receivables and Allowance for Doubtful Accounts
Receivables consist of the following:

(In thousands)	March 31, 2018	December 31, 2017
Installment sales receivable	$52,615	$55,516
Trade and notes receivables	16,045	18,474
Total receivables	68,660	73,990
Less allowance for doubtful accounts	(3,837)	(4,167)
Total receivables, net of allowance for doubtful accounts	$64,823	$69,823
The allowance for doubtful accounts related to installment sales receivable was $3.2 million and $3.6 million at March 31, 2018 and December 31, 2017, respectively. The allowance for doubtful accounts related to trade and notes receivable was $0.6 million at March 31, 2018 and December 31, 2017.
Changes in our allowance for doubtful accounts are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Beginning allowance for doubtful accounts	$4,167	$3,593
Bad debt expense	3,437	15,702
Accounts written off	(3,958)	(15,791)
Recoveries	191	663
Ending allowance for doubtful accounts	$3,837	$4,167
Note 4 - Senior Debt
We are party to a Credit Agreement with Bank of America, N.A., BBVA Compass Bank, Wells Fargo Bank, N.A., and SunTrust Bank, as syndication agents, JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), and the several lenders from time to time parties thereto, dated March 19, 2014, as amended on February 1, 2016, September 30, 2016, March 31, 2017, and June 6, 2017 (the “Fourth Amendment”) and as so amended, (the "Credit Agreement"). The Credit Agreement currently

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

provides a senior credit facility consisting of $225.0 million in term loans (the "Term Loans") and a $350 million revolving credit facility (the "Revolving Facility").
The amounts outstanding under the Term Loans were $41.7 million and $48.6 million at March 31, 2018 and December 31, 2017, respectively. The amounts outstanding under the Revolving Facility were $20.0 million and $85.0 million at March 31, 2018 and December 31, 2017, respectively. Outstanding borrowings for senior credit facility at March 31, 2018 and December 31, 2017 were reduced by total unamortized issuance costs of $4.1 million and $5.2 million, respectively. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. We also utilize the Revolving Facility for the issuance of letters of credit. As of March 31, 2018, we have issued letters of credit in the aggregate amount of $94 million.
The Term Loans are payable in consecutive quarterly installments each in an aggregate principal amount of $562,500, with a final installment equal to the remaining principal balance of the Term Loans due on March 19, 2021. In the event our Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) exceeds 2.5:1, we are also required to pay down the Term Loans by a percentage of annual excess cash flow, as defined in the Credit Agreement. Additional payments will be equal to 25% of annual excess cash flows if the Consolidated Total Leverage Ratio is between 2.5:1 and 3.0:1, increasing to 50% of annual excess cash flows if the Consolidated Total Leverage Ratio is greater than 3.0:1. We made a mandatory excess cash flow prepayment in March 2018 with respect to our results for the year ended December 31, 2017 of approximately $6 million, and in March 2017 with respect to our results for the year ended December 31, 2016 of approximately $141 million. We are further required to pay down the Term Loans with proceeds from certain asset sales or borrowings as defined in the Credit Agreement.
Borrowings under the Revolving Facility bear interest at varying rates equal to either the Eurodollar rate plus 1.50% to 3.00%, or the prime rate plus 0.50% to 2.00% (ABR), at our election. The margins on the Eurodollar loans and on the ABR loans for borrowings under the Revolving Facility, which were 3.00% and 2.00%, respectively, at March 31, 2018, may fluctuate based upon an increase or decrease in our Consolidated Total Leverage Ratio as defined by a pricing grid included in the Credit Agreement. The margins on the Eurodollar loans and on the ABR loans for Term Loans are 3.00% and 2.00%, respectively, but may also fluctuate in the event the all-in pricing for any subsequent incremental Term Loan exceeds the all-in pricing for prior Term Loans by more than 0.50% per annum. A commitment fee equal to 0.30% to 0.50% of the unused portion of the Revolving Facility is payable quarterly, and fluctuates dependent upon an increase or decrease in our Consolidated Total Leverage Ratio. The commitment fee during the first quarter of 2018 was equal to 0.50% of the unused portion of the Revolving Facility.
Under the borrowing terms of the Revolving Facility, the aggregate outstanding amounts (including after any draw request) may not exceed the Borrowing Base. The Borrowing Base is tied to the Eligible Installment Sales Accounts, Inventory and Eligible Rental Contracts, in addition to Reserves and the Term Loan Reserve. We provide to the Agent information necessary to calculate the Borrowing Base within 30 days of the end of each calendar month, unless the remaining availability of the Revolving Facility is less than 20% of the maximum borrowing capacity of the Revolving Facility or $60 million, in which case we must provide weekly information.
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
Subject to a number of exceptions, the Credit Agreement contains, without limitation, covenants that generally limit our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay cash dividends in excess of $15 million annually when the Consolidated Total Leverage Ratio is greater than 3:75:1;

•	incur liens or other encumbrances;

•	merge, consolidate or sell substantially all property or business;

•
sell, lease or otherwise transfer assets (if not in the ordinary course of business, limited in any fiscal year to an amount equal to 5% of Consolidated Total Assets as of the last day of the immediately preceding fiscal year);

•	make investments or acquisitions (unless they meet financial tests and other requirements); or

•	enter into an unrelated line of business;

•	guarantee obligations of Foreign Subsidiaries in excess of $10 million at any time; and

•
exceed an aggregate outstanding amount of $10 million in indebtedness, including Capital Lease Obligations, mortgage financings and purchase money obligations that are secured by Liens permitted under the Credit Agreement.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In addition, we are prohibited from repurchasing our common stock or 6.625% and 4.75% Senior Notes for the remaining term of the Credit Agreement.
The Credit Agreement permits us to increase the amount of the Term Loans and/or the Revolving Facility from time to time on up to three occasions, in an aggregate amount of no more than $100 million. We may request an Incremental Revolving Loan or Incremental Term Loan, provided that at the time of such request, we are not in default, have obtained the consent of the administrative agent and the lenders providing such increase, and after giving effect thereto, (i) the Consolidated Fixed Charge Coverage Ratio on a pro forma basis is no less than 1.10:1, (ii) the Total Revolving Extensions of Credit do not exceed the Borrowing Base, and (iii) if the request occurs during a Minimum Availability Period, the Availability must be more than the Availability Threshold Amount.
The Credit Agreement permits the Agent, in its sole discretion, to make loans to us that it deems necessary or desirable (i) to preserve or protect the Collateral, (ii) to enhance the likelihood of, or maximize the amount of, repayment of the Loans and other Obligations, or (iii) to pay any other amount chargeable to or required to be paid by us pursuant to the terms of the Credit Agreement. The aggregate amount of such Protective Advances outstanding at any time may not exceed $35 million.
In connection with entering into the Fourth Amendment to the Credit Agreement, we recorded a write-down of previously unamortized debt issuance costs of approximately $1.9 million in the second quarter of 2017. In addition, we paid arrangement and amendment fees to the Agent and the lenders that provided their consent to the Amendment of approximately $5.3 million, which were capitalized in the second quarter of 2017 and will be amortized to interest expense over the remaining term of the agreement.
The Credit Agreement requires us to comply with a Consolidated Fixed Charge Coverage ratio of no less than 1.10:1. Breach of this covenant shall result in a Minimum Availability Period, which requires us to maintain $50.0 million of excess availability on the Revolving Facility.
The table below shows the required and actual ratios under the Credit Agreement calculated as of March 31, 2018:

	Required Ratio		Actual Ratio
Consolidated Fixed Charge Coverage Ratio	No less than	1.10:1	0.22:1
The actual Consolidated Fixed Charge Coverage ratio was calculated pursuant to the Credit Agreement by dividing the sum of consolidated EBITDA minus Unfinanced Capital Expenditures minus the excess (to the extent positive) of (i) expenses for income taxes paid in cash minus (ii) cash income tax refunds received for the 12-month period ending March 31, 2018 ($10.5 million), by consolidated fixed charges for the 12-month period ending March 31, 2018 ($47.1 million). For purposes of the calculation, “consolidated fixed charges” is defined as the sum of consolidated interest expense and scheduled principal payments on indebtedness actually made during such period. The actual Consolidated Fixed Charge Coverage Ratio of 0.22:1 as of March 31, 2018 was below the minimum requirement of 1.10:1 under the Credit Agreement. As a result of being out of compliance with this covenant, we must maintain $50.0 million of excess availability on the Revolving Facility. Availability under our Revolving Facility was $172.8 million at March 31, 2018, net of the $50 million of excess availability we must maintain on the Revolving Facility.
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
In addition to the Revolving Facility discussed above, we maintain a $12.5 million unsecured, revolving line of credit with INTRUST Bank, N.A. to facilitate cash management. As of March 31, 2018, we had no outstanding borrowings against this line of credit and $5.7 million outstanding borrowings at December 31, 2017. The line of credit renews annually. Borrowings under the line of credit bear interest at the greater of a variable rate or 2.00%.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The table below shows the scheduled maturity dates under our senior credit facility and INTRUST line of credit at March 31, 2018 for each of the years ending December 31:

(in thousands)	Term Loan	Revolving Facility	INTRUST Line of Credit	Total
2018	$1,687	$—	$—	$1,687
2019	2,250	20,000	—	22,250
2020	2,250	—	—	2,250
2021	35,513	—	—	35,513
2022	—	—	—	—
Thereafter	—	—	—	—
Total senior debt	$41,700	$20,000	$—	$61,700
Please reference Note 5 for maturity dates of our 6.625% and 4.75% Senior Notes.
Liquidity
As described above, our Revolving Facility is scheduled to mature in March 2019. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities.
We are in the process of considering refinancing options for our Credit Agreement and 6.625% and 4.75% Senior Notes, including amending and extending our current Revolving Facility with our existing lenders, or obtaining other sources of financing. We believe it is probable we will be able to effectively obtain refinancing to provide access to credit for additional cash funding flexibility in our business operations. We believe the cash flow generated from operations, together with availability under our Credit Agreement for the remainder of its term, will be sufficient to fund our operations during the next 12 months.
Note 5 - Senior Notes
On November 2, 2010, we issued $300.0 million in senior unsecured notes due November 2020, bearing interest at 6.625%, pursuant to an indenture dated November 2, 2010, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repay approximately $200.0 million of outstanding term debt under our Prior Credit Agreement. The remaining net proceeds were used to repurchase shares of our common stock. The principal amount of the 6.625% notes outstanding as of March 31, 2018 and December 31, 2017, was $292.7 million, reduced by $1.7 million and $1.8 million of unamortized issuance costs, respectively.
On May 2, 2013, we issued $250 million in senior unsecured notes due May 2021, bearing interest at 4.75%, pursuant to an indenture dated May 2, 2013, among Rent-A-Center, Inc., its subsidiary guarantors and The Bank of New York Mellon Trust Company, as trustee. A portion of the proceeds of this offering were used to repurchase shares of our common stock under a $200.0 million accelerated stock buyback program. The remaining net proceeds were used to repay outstanding revolving debt under our Prior Credit Agreement. The principal amount of the 4.75% notes outstanding as of March 31, 2018 and December 31, 2017, was $250.0 million, reduced by $2.0 million and $2.1 million of unamortized issuance costs, respectively.
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
(Unaudited)

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
Note 6 - Fair Value
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
At March 31, 2018, our financial instruments include cash and cash equivalents, receivables, payables, senior debt and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value at March 31, 2018 and December 31, 2017, because of the short maturities of these instruments. Our senior debt is variable rate debt that re-prices frequently and entails no significant change in credit risk and, as a result, fair value approximates carrying value.
The fair value of our senior notes is based on Level 1 inputs and was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(in thousands)	Carrying Value	Fair Value	Difference	Carrying Value	Fair Value	Difference
6.625% senior notes	$292,740	$266,774	$(25,966)	$292,740	$278,835	$(13,905)
4.75% senior notes	250,000	221,575	(28,425)	250,000	237,500	(12,500)
Total senior notes	$542,740	$488,349	$(54,391)	$542,740	$516,335	$(26,405)
Note 7 - Other Charges
2018 Cost Savings Initiatives. During the first quarter of 2018, we began execution of multiple cost savings initiatives, including reductions in overhead and supply chain, resulting in pre-tax charges of $7.1 million in severance and other payroll-related costs, $1.9 million in legal and advisory fees, and $1.3 million in lease obligation costs.
Store Consolidation Plan. During the first quarter of 2018, we closed 61 Core U.S. stores and 8 locations in Mexico, resulting in pre-tax charges of $4.6 million, consisting of $3.6 million in lease obligation costs, $0.8 million in disposal of fixed assets, and $0.2 million in other miscellaneous shutdown costs.
Write-down of Capitalized Software. During the first quarter of 2018 we discontinued certain IT software projects and as a result incurred pre-tax charges of $1.9 million, related to the write-down of capitalized assets.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Corporate Cost Rationalization. During the first quarter of 2017, we executed a head count reduction that impacted approximately 6% of our field support center workforce. This resulted in pre-tax charges for severance and other payroll-related costs of approximately $2.5 million for the three months ended March 31, 2017.
Activity with respect to other charges for the three months ended March 31, 2018 is summarized in the below table:

(in thousands)	Accrued Charges at December 31, 2017	Charges & Adjustments	Payments	Accrued Charges at March 31, 2018
Cash charges:
Labor reduction costs	$1,674	$7,196	$(1,096)	$7,774
Lease obligation costs	2,105	5,029	(1,176)	5,958
Other miscellaneous	—	137	(137)	—
Total cash charges	$3,779	12,362	$(2,409)	$13,732
Non-cash charges:
Rental merchandise gains		(359)
Asset impairments		2,632
Other(1)		2,820
Total other charges		$17,455
(1) Other primarily includes incremental legal and advisory fees related to our strategic review.
Note 8 - Segment Information
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
Segment information for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues
Core U.S.	$482,041	$490,899
Acceptance Now	196,986	234,546
Mexico	12,031	11,100
Franchising	6,985	5,441
Total revenues	$698,043	$741,986

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross profit
Core U.S.	$336,241	$337,954
Acceptance Now	88,805	114,429
Mexico	8,322	7,821
Franchising	3,610	2,459
Total gross profit	$436,978	$462,663
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the three months ended March 31, 2018, book value adjustments on intercompany rental merchandise transfers were $3.5 million, resulting in a corresponding increase in gross profit for the Core U.S. and decrease in gross profit for Acceptance Now.

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating (loss) profit
Core U.S.	$28,387	$24,402
Acceptance Now	15,430	20,619
Mexico	497	161
Franchising	1,256	1,441
Total segments	45,570	46,623
Corporate	(55,840)	(45,471)
Total operating (loss) profit	$(10,270)	$1,152
Beginning in 2018, we implemented an intercompany book value adjustment charge for all rental merchandise transfers from Acceptance Now locations to Core U.S. stores. For the three months ended March 31, 2018, book value adjustments for inventory charge-offs related to intercompany rental merchandise transfers were $0.7 million, resulting in a corresponding increase in operating profit for the Core U.S. and decrease in operating profit for Acceptance Now.

	Three Months Ended March 31,
(in thousands)	2018	2017
Depreciation, amortization and impairment of intangibles
Core U.S.	$6,826	$8,108
Acceptance Now	435	786
Mexico	344	527
Franchising	44	44
Total segments	7,649	9,465
Corporate	10,251	9,076
Total depreciation, amortization and impairment of intangibles	$17,900	$18,541
We recorded an impairment of intangibles of $3.9 million in the Acceptance Now segment during the first quarter of 2017 that is not included in the table above. The impairment charge was recorded to Other Charges in the Condensed Consolidated Statement of Operations.

	Three Months Ended March 31,
(in thousands)	2018	2017
Capital expenditures
Core U.S.	$4,890	$6,108
Acceptance Now	45	483
Mexico	3	23
Total segments	4,938	6,614
Corporate	3,711	15,434
Total capital expenditures	$8,649	$22,048

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017
On rent rental merchandise, net
Core U.S.	$380,449	$408,993
Acceptance Now	253,906	278,443
Mexico	15,536	14,367
Total on rent rental merchandise, net	$649,891	$701,803

(in thousands)	March 31, 2018	December 31, 2017
Held for rent rental merchandise, net
Core U.S.	$155,405	$156,039
Acceptance Now	1,714	4,940
Mexico	5,506	6,209
Total held for rent rental merchandise, net	$162,625	$167,188

(in thousands)	March 31, 2018	December 31, 2017
Assets by segment
Core U.S.	$736,092	$776,296
Acceptance Now	321,524	350,970
Mexico	35,619	33,529
Franchising	4,503	3,802
Total segments	1,097,738	1,164,597
Corporate	288,700	256,184
Total assets	$1,386,438	$1,420,781
Note 9 - Stock-Based Compensation
We recognized $1.9 million and $(0.7) million in pre-tax compensation expense related to stock options and restricted stock units during the three months ended March 31, 2018 and 2017, respectively. Stock compensation expense recognized during the three months ended March 31, 2017 was primarily attributable to the reversal of unvested stock compensation previously granted to former executives. During the three months ended March 31, 2018, we granted approximately 452,000 stock options, 673,000 market-based performance restricted stock units and 490,000 time-vesting restricted stock units. The stock options granted were valued using a Black-Scholes pricing model with the following assumptions: an expected volatility of 44.97% to 53.51%, a risk-free interest rate of 2.07% to 2.68%, no expected dividend yield, and an expected term of 3.50 to 5.75 years. The weighted-average exercise price of the options granted during the three months ended March 31, 2018 was $8.72 and the weighted-average grant-date fair value was $3.80. Performance-based restricted stock units are valued using a Monte Carlo simulation. Time-vesting restricted stock units are valued using the closing price on the trading day immediately preceding the day of the grant. The weighted-average grant date fair value of the market-based performance and time-vesting restricted stock units granted during the three months ended March 31, 2018 was $9.03 and $8.58, respectively.
Note 10 - Contingencies
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

RENT-A-CENTER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11 - Loss Per Common Share
Summarized basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net loss	$(19,843)	$(6,679)
Denominator:
Weighted-average shares outstanding	53,406	53,217
Effect of dilutive stock awards(1)	—	—
Weighted-average dilutive shares	53,406	53,217

Basic loss per common share	$(0.37)	$(0.13)
Diluted loss per common share	$(0.37)	$(0.13)
Anti-dilutive securities excluded from diluted loss per common share:
Anti-dilutive restricted share units	874	731
Anti-dilutive performance share units	1,294	888
Anti-dilutive stock options	3,033	3,330

(1)	There was no dilutive effect to the loss per common share for the three months ended March 31, 2018 and 2017 due to the net loss incurred for both periods.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise. Factors that could cause or contribute to these differences include, but are not limited to:

•	the general strength of the economy and other economic conditions affecting consumer preferences and spending:

•	factors affecting the disposable income available to our current and potential customers;

•	changes in the unemployment rate;

•	uncertainties concerning the outcome, impact, effects and results of the exploration of our strategic and financial alternatives;

•	difficulties encountered in improving the financial and operational performance of our business segments;

•	our ability to refinance our senior credit facility expiring in early 2019 on favorable terms, if at all;

•	risks associated with pricing changes and strategies being deployed in our businesses;

•	our ability to realize any benefits from our initiatives regarding cost-savings and other EBITDA enhancements, efficiencies and working capital improvements;

•	our chief executive officer transition, including our ability to effectively operate and execute our strategies during the transition period;

•	our ability to execute our franchise strategy;

•	failure to manage our store labor and other store expenses;

•	our ability to develop and successfully execute strategic initiatives;

•	disruptions caused by the operation of our store information management system;

•	our transition to more-readily scalable, "cloud-based" solutions;

•	our ability to develop and successfully implement digital or E-commerce capabilities, including mobile applications;

•	disruptions in our supply chain;

•	limitations of, or disruptions in, our distribution network, and the impact, effects and results of the changes we have made and are making to our distribution methods;

•	rapid inflation or deflation in the prices of our products;

•	our available cash flow;

•	our ability to identify and successfully market products and services that appeal to our customer demographic;

•	consumer preferences and perceptions of our brands;

•	our ability to control costs and increase profitability;

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
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
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

•	Within Acceptance NOW, the value proposition will center around improved return on investment through a shorter payback period and higher ownership levels.

•	Refranchising certain brick and mortar locations will enable the Company to maintain and grow its presence while using proceeds to pay down debt.
Recent Developments
2018 Cost Savings Initiatives. During the first quarter of 2018, we began execution of multiple cost savings initiatives, including reductions in corporate and field overhead, supply chain, information technology, and the closure of underperforming stores in our Core U.S. and Mexico segments. In connection with these initiatives we incurred approximately $14.9 million in other charges for the three months ending March 31, 2018, primarily related to severance and other payroll related costs, lease obligations costs, asset write-offs, and miscellaneous shut down costs. In addition, in April 2018, we issued official notice of termination of our contract with a distribution partner resulting in estimated contract termination fees of approximately $7 million, which will be reflected in our condensed consolidated financial statements for the period ending June 30, 2018.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Results of Operations
The following discussion focuses on our results of operations and issues related to our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
During the first three months of 2018, we experienced a decline in revenues, gross profit and operating profit driven primarily by reductions in our store base for the Core U.S. and Acceptance Now segments, impacts related to the 2017 hurricanes, and an increase in other charges, partially offset by increases in same store sales. Other charges were primarily comprised of cost savings initiatives, including reductions in overhead and supply chain, store closures, incremental legal and advisory fees, capitalized software write-downs, and impacts related to the 2017 hurricanes and previous store closure plans.
Revenues in our Core U.S. segment decreased approximately $8.9 million for the three months ended March 31, 2018, primarily due to rationalization of our Core U.S. store base in the prior year, partially offset by increases in same store sales. Gross profit as a percentage of revenue increased 1.0% due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores. Labor and other store expenses decreased approximately $2.4 million and $7.2 million, respectively.
The Acceptance Now segment revenues decreased by approximately $37.6 million or 16.0%, primarily due to location closures for Conn's and hhgregg, partially offset by increases in same store sales. Gross profit as a percent of revenue decreased 3.7% primarily due to merchandise resulting from the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores, and lower gross margins on merchandise sales driven by our continued focus to encourage ownership and reduce returned product. Operating profit as a percent of revenue declined 1.0%, primarily due to sales deleverage.
Gross profit for the Mexico segment as a percentage of revenue decreased by 1.3% for the three months ended March 31, 2018, driven by lower rental sales gross margin and merchandise sales gross margin.
Cash flow from operations was $84.5 million for the three months ended March 31, 2018. We paid down debt by $77.6 million during the first three months of the year, ending the period with $81.4 million of cash and cash equivalents.

RENT-A-CENTER, INC. AND SUBSIDIARIES

The following table is a reference for the discussion that follows.

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2018	2017	$	%
Revenues
Store
Rentals and fees	$564,714	$595,414	$(30,700)	(5.2)%
Merchandise sales	107,356	121,722	(14,366)	(11.8)%
Installment sales	16,404	16,757	(353)	(2.1)%
Other	2,584	2,652	(68)	(2.6)%
Total store revenue	691,058	736,545	(45,487)	(6.2)%
Franchise
Merchandise sales	3,634	3,321	313	9.4%
Royalty income and fees	3,351	2,120	1,231	58.1%
Total revenues	698,043	741,986	(43,943)	(5.9)%
Cost of revenues
Store
Cost of rentals and fees	156,095	162,033	(5,938)	(3.7)%
Cost of merchandise sold	96,353	109,124	(12,771)	(11.7)%
Cost of installment sales	5,242	5,184	58	1.1%
Total cost of store revenues	257,690	276,341	(18,651)	(6.7)%
Franchise cost of merchandise sold	3,375	2,982	393	13.2%
Total cost of revenues	261,065	279,323	(18,258)	(6.5)%
Gross profit	436,978	462,663	(25,685)	(5.6)%
Operating expenses
Store expenses
Labor	181,074	192,107	(11,033)	(5.7)%
Other store expenses	185,949	197,440	(11,491)	(5.8)%
General and administrative expenses	44,870	39,772	5,098	12.8%
Depreciation, amortization and impairment of intangibles	17,900	18,541	(641)	(3.5)%
Other charges	17,455	13,651	3,804	27.9%
Total operating expenses	447,248	461,511	(14,263)	(3.1)%
Operating (loss) profit	(10,270)	1,152	(11,422)	(991.5)%
Interest, net	11,151	11,474	(323)	(2.8)%
Loss before income taxes	(21,421)	(10,322)	(11,099)	(107.5)%
Income benefit expense	(1,578)	(3,643)	2,065	56.7%
Net loss	$(19,843)	$(6,679)	$(13,164)	(197.1)%
Three Months Ended March 31, 2018, compared to Three Months Ended March 31, 2017
Store Revenue. Total store revenue decreased by $45.5 million, or 6.2%, to $691.1 million for the three months ended March 31, 2018, from $736.5 million for the three months ended March 31, 2017. This was primarily due to decreases of approximately $37.6 million and $8.9 million in the Acceptance Now and Core U.S. segments, respectively, as discussed further in the segment performance section below.
Same store revenue is reported on a constant currency basis and generally represents revenue earned in 2,261 locations that were operated by us for 13 months or more, excluding any store that receives a certain level of customer accounts from another store (acquisition or merger). Receiving stores will be eligible for inclusion in the same store sales base in the twenty-fourth full month following the account transfer. In addition, due to the severity of the hurricane impacts, we instituted a change to the same store sales store selection criteria to exclude stores in geographically impacted regions for 18 months. Same store revenues increased by $3.4 million, or 0.8%, to $422.7 million for the three months ended March 31, 2018, as compared to $419.3 million in 2017. The increase in same store revenues was primarily attributable to an increase in the Core U.S. segment, as discussed further in the segment performance section below.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cost of Rentals and Fees. Cost of rentals and fees consists primarily of depreciation of rental merchandise. Cost of rentals and fees for the three months ended March 31, 2018, decreased by $5.9 million, or 3.7%, to $156.1 million as compared to $162.0 million in 2017. This decrease in cost of rentals and fees was primarily attributable to decreases of $4.2 million and $2.1 million in the Acceptance Now and Core U.S. segments, respectively, as a result of lower rentals and fees revenue. Cost of rentals and fees expressed as a percentage of rentals and fees revenue increased to 27.6% for the three months ended March 31, 2018 as compared to 27.2% in 2017.
Cost of Merchandise Sold. Cost of merchandise sold decreased by $12.8 million, or 11.7%, to $96.4 million for the three months ended March 31, 2018, from $109.1 million in 2017, primarily attributable to a decrease of $7.7 million and $5.1 million in the Acceptance Now and Core U.S. segments. The gross margin percent of merchandise sales decreased to 10.2% for the three months ended March 31, 2018, from 10.3% in 2017.
Gross Profit. Gross profit decreased by $25.7 million, or 5.6%, to $437.0 million for the three months ended March 31, 2018, from $462.7 million in 2017, due primarily to decreases of $25.6 million in the Acceptance Now segment, as discussed further in the segment performance section below. Gross profit as a percentage of total revenue decreased to 62.6% for the three months ended March 31, 2018, as compared to 62.4% in 2017.
Store Labor. Store labor decreased by $11.0 million, or 5.7%, to $181.1 million, for the three months ended March 31, 2018, as compared to $192.1 million in 2017, primarily attributable to decreases of $8.7 million and $2.4 million in the Acceptance Now and Core U.S. segments, respectively, as a result of a lower Core U.S. store base, and closure of Acceptance Now locations in the first half of 2017. Store labor expressed as a percentage of total store revenue was 26.2% for the three months ended March 31, 2018, as compared to 26.1% in 2017.
Other Store Expenses. Other store expenses decreased by $11.5 million, or 5.8%, to $185.9 million for the three months ended March 31, 2018, as compared to $197.4 million in 2017, primarily attributable to a decrease of $7.2 million and $5.6 million in the Core U.S. and Acceptance Now segment as a result of lower customer stolen merchandise losses, lower store count and lower advertising expenses. Other store expenses expressed as a percentage of total store revenue were 26.9% for the three months ended March 31, 2018, compared to 26.8% in 2017.
General and Administrative Expenses. General and administrative expenses increased by $5.1 million, or 12.8%, to $44.9 million for the three months ended March 31, 2018, as compared to $39.8 million in 2017, primarily attributable to the reversal of unvested stock compensation previously granted to former executives, and capitalized labor write-offs, as a result of the discontinuation of certain IT software projects in first quarter of 2018. General and administrative expenses expressed as a percentage of total revenue were 6.4% for the three months ended March 31, 2018, compared to 5.4% in 2017.
Other Charges. Other charges increased by $3.8 million, or 27.9%, to $17.5 million for the three months ended March 31, 2018, as compared to $13.7 million in 2017. Other charges for the three months ended March 31, 2018 and 2017 primarily related to cost savings initiatives, including reductions in corporate and field overhead, and supply chain, Core U.S. store closures, incremental legal and advisory fees, and capitalized software write-downs, partially offset by impacts related to the 2017 hurricanes and previous store closure plans.
Operating (Loss) Profit. Operating results decreased by $11.4 million, to a loss of $10.3 million for the three months ended March 31, 2018, as compared to a profit of $1.2 million in 2017, primarily due to decreases of $5.2 million in the Acceptance Now segment, as discussed further in the segment performance sections below. Operating results expressed as a percentage of total revenue was (1.5)% for the three months ended March 31, 2018, compared to 0.2% in 2017, primarily due to the decrease in gross profit for the Acceptance Now segment, and increases in general & administrative expenses and other charges as discussed above. Excluding other charges, operating profit was $7.2 million, or 1.0% of revenue for the three months ended March 31, 2018, compared to $14.8 million, or 2.0% of revenue for the comparable period of 2017.
Income Tax. Income tax benefit for the three months ended March 31, 2018 was $1.6 million, as compared to $3.6 million in 2017. The effective tax rate was 7.4% for the three months ended March 31, 2018, compared to 35.3% in 2017. The change in effective tax rate was primarily due to the reduction of the U.S. federal statutory tax rate from 35% to 21% in 2018 as a result of the Tax Cut and Jobs Act (the "Tax Act"), and recognition of tax benefit on pre-tax book losses adversely affected by realization of excess tax deficiencies of stock-based compensation.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Segment Performance
Core U.S. segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2018	2017	$	%
Revenues	$482,041	$490,899	$(8,858)	(1.8)%
Gross profit	336,241	337,954	(1,713)	(0.5)%
Operating profit	28,387	24,402	3,985	16.3%
Change in same store revenue				0.3%
Stores in same store revenue calculation				1,709
Revenues. The decrease in revenue for the three months ended March 31, 2018 was driven primarily by a decrease in rentals and fees revenue of $5.8 million, compared to 2017. This decrease is primarily due to rationalization of our Core U.S. store base in the prior year, partially offset by increases in same store sales.
Gross Profit. Gross profit decreased for the three months ended March 31, 2018, as compared to 2017, primarily due to the decrease in store revenue described above. Gross profit as a percentage of segment revenues increased to 69.8% for the three months ended March 31, 2018, as compared to 68.8% in 2017, primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores.
Operating Profit. Operating profit as a percentage of segment revenues was 5.9% for the three months ended March 31, 2018, compared to 5.0% in 2017, primarily due to decreases in store labor and other store expenses of $2.4 million and $7.2 million, respectively. Declines in store labor and other store expenses were driven primarily by lower store count, lower customer stolen merchandise losses, and lower advertising expenses. Charge-offs in our Core U.S. rent-to-own stores due to customer stolen merchandise, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 3.1% for the three months ended March 31, 2018 and 2017. Charge-offs in our Core U.S. rent-to-own stores due to other merchandise losses, expressed as a percentage of Core U.S. rent-to-own revenues, were approximately 1.4% for the three months ended March 31, 2018, compared to 1.9% in 2017. Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Acceptance Now segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2018	2017	$	%
Revenues	$196,986	$234,546	$(37,560)	(16.0)%
Gross profit	88,805	114,429	(25,624)	(22.4)%
Operating profit	15,430	20,619	(5,189)	(25.2)%
Change in same store revenue				3.3%
Stores in same store revenue calculation				444
Revenues. The decrease in revenue for the three months ended March 31, 2018, was driven primarily by store closures for Conn's and hhgregg, and impacts from the 2017 hurricanes, partially offset by increases in same store sales.
Gross profit. Gross profit decreased for the three months ended March 31, 2018, compared to 2017, primarily due to the decrease in revenue described above. Gross profit as a percentage of segment revenues was 45.1% for the three months ended March 31, 2018, compared to 48.8% in 2017, primarily due to the intercompany book value adjustment of Acceptance Now returned product transferred to Core U.S. stores.
Operating profit. Operating profit decreased by 25.2% for the three months ended March 31, 2018, as compared to 2017. The decrease in operating profit for the three months ended March 31, 2018 was primarily due to increased rental merchandise losses, charges incurred for store closures, and sales deleverage. Excluding other charges, operating profit decreased by 34.1% for the three months ended March 31, 2018, as compared to 2017. Charge-offs in our Acceptance Now locations due to customer stolen merchandise, expressed as a percentage of revenues, were approximately 8.7% for the three months ended March 31, 2018, compared to 11.7% in 2017. Excluding other charges, charge-offs due to customer stolen merchandise were 8.9% for the three three months ended March 31, 2018 compared to 9.4% in 2017. Charge-offs in our Acceptance Now locations due to other merchandise losses, expressed as a percentage of revenues, were approximately 0.7% for the three months ended March 31, 2018, compared to 1.0% in 2017.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Mexico segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2018	2017	$	%
Revenues	$12,031	$11,100	$931	8.4%
Gross profit	8,322	7,821	501	6.4%
Operating profit	497	161	336	208.7%
Change in same store revenue				0.7%
Stores in same store revenue calculation				108
Revenues. Revenues for the three months ended March 31, 2018 were positively impacted by approximately $0.9 million due to exchange rate fluctuations as compared to the three months ended March 31, 2017. Revenues for the three months ended March 31, 2018 were flat on a constant currency basis.
Gross Profit. Gross profit for the three months ended March 31, 2018 was positively impacted by approximately $0.7 million due to exchange rate fluctuations. On a constant currency basis, gross profit decreased primarily as a result of lower rental sales gross margin and merchandise sales gross margin. Gross profit as a percentage of segment revenues was 69.2% for the three months ended March 31, 2018, compared to 70.5% in 2017.
Operating Profit. Operating profit for the three months ended March 31, 2018 was minimally impacted by the exchange rate fluctuations compared to 2017. On a constant currency basis, operating profit as a percentage of segment revenues increased to 4.1% for the three months ended March 31, 2018, from 1.5% for the respective period in 2017. Operating profit included other charges of $0.3 million, primarily related to store closures during the first quarter of 2018. Excluding other charges, operating results as a percentage of segment revenues would have been 7.3% and 1.4% for the three months ended March 31, 2018 and 2017, respectively.
Franchising segment

	Three Months Ended
	March 31,		Change
(dollar amounts in thousands)	2018	2017	$	%
Revenues	$6,985	$5,441	$1,544	28.4%
Gross profit	3,610	2,459	1,151	46.8%
Operating profit	1,256	1,441	(185)	(12.8)%
Revenues. Revenues increased for the three months ended March 31, 2018 compared to the respective period in 2017, primarily due to change in accounting for franchise advertising fees as a result of the adoption of ASC 606. During the three months ended March 31, 2018 franchise advertising fees are presented on a gross basis, as revenue, in the consolidated statement of operations, rather than net of operating expenses in the consolidated statement of operations, as they are presented in the three months ended March 31, 2017.
Gross Profit. Gross profit as a percentage of segment revenues increased to 51.7% for the three months ended March 31, 2018, from 45.2% for the respective period in 2017.
Operating Profit. Operating profit as a percentage of segment revenues decreased to 18.0% for the three months ended March 31, 2018, compared to 26.5% for the respective period in 2017.
Liquidity and Capital Resources
Overview. For the three months ended March 31, 2018, we generated $84.5 million in operating cash flow. We paid down debt by $77.6 million from cash generated from operations and also used cash in the amount of $8.6 million for capital expenditures, ending the three-month period with $81.4 million of cash and cash equivalents.
Analysis of Cash Flow. Cash provided by operating activities increased $25.2 million to $84.5 million for the three months ended March 31, 2018, from $59.3 million in 2017. This was primarily attributable to the net changes in operating assets and liabilities during the three months ended March 31, 2018 compared to the same period in 2017.
Cash provided by investing activities increased approximately $21.9 million to $0.4 million for the three months ended March 31, 2018, from $(21.6) million in 2017, due primarily to an increase in proceeds from the sale of property assets and a decrease in capital expenditures.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Cash used in financing activities was $77.4 million for the three months ended March 31, 2018, compared to $76.0 million in 2017, a change of $1.4 million, primarily driven by our net reduction in debt of $77.6 million for the three months ended March 31, 2018, as compared to a net decrease in debt of $71.6 million for the comparable period in 2017, offset by a $4.3 million decrease in dividend payments for the three months ended March 31, 2018 compared to the same period in 2017.
Liquidity Requirements. Our primary liquidity requirements are for rental merchandise purchases. Other capital requirements include expenditures for property assets and debt service. Our primary sources of liquidity have been cash provided by operations. In the future, to provide any additional funds necessary for the continued operations and expansion of our business, we may incur from time to time additional short-term or long-term bank indebtedness and may issue, in public or private transactions, equity and debt securities. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general financing and economic conditions. There can be no assurance that additional financing will be available, or if available, that it will be on terms we find acceptable.
Should we require additional funding sources, we maintain revolving credit facilities, including a $12.5 million line of credit at INTRUST Bank, N.A. We utilize our Revolving Facility for the issuance of letters of credit, as well as to manage normal fluctuations in operational cash flow caused by the timing of cash receipts. In that regard, we may from time to time draw funds under the Revolving Facility for general corporate purposes. Amounts are drawn as needed due to the timing of cash flows and are generally paid down as cash is generated by our operating activities. We believe the cash flow generated from operations, together with amounts available under our Credit Agreement for the remainder of its term, will be sufficient to fund our liquidity requirements during the next 12 months. While our operating cash flow has been strong and we expect this strength to continue, our liquidity could be negatively impacted if we do not remain as profitable as we expect. At April 30, 2018, we had $57.8 million in cash on hand, and $172.8 million available under our Revolving Facility at March 31, 2018, net of the $50 million of excess availability we must maintain on the Revolving Facility as a result of being out of compliance with our Fixed Charge Coverage Ratio covenant.
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
Deferred Taxes. Certain federal tax legislation enacted during the period 2009 to 2014 permitted bonus first-year depreciation deductions ranging from 50% to 100% of the adjusted basis of qualified property placed in service during such years. The depreciation benefits associated with these tax acts are now reversing. The Protecting Americans from Tax Hikes Act of 2015 ("PATH") extended the 50% bonus depreciation to 2015 and through September 26, 2017, when it was updated by The Tax Cut and Jobs Act of 2017, (the “Tax Act”). The Tax Act allows 100% bonus depreciation for certain property placed in service between September 27, 2017 and December 31, 2022, at which point it will begin to phase out. The PATH act and the Tax Act resulted in an estimated benefit of $184 million for us in 2017. We estimate the remaining tax deferral associated with these acts is approximately $140 million at March 31, 2018, of which approximately 77%, or $108 million will reverse in 2018, and the majority of the remainder will reverse between 2019 and 2020.
Tax Act. We expect that the Tax Act will generate cash tax savings to the Company of approximately $200 million over the next 3 years, mainly due to the decrease in the tax rate and the initial acceleration of depreciation. This deferral of tax due to acceleration of depreciation will cause additional cash taxes in the future as the deferral reverses.
Merchandise Losses. Merchandise losses consist of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Customer stolen merchandise	$34,872	$45,561
Other merchandise losses (1)	8,179	11,504
Total merchandise losses	$43,051	$57,065

(1)	Other merchandise losses include unrepairable and missing merchandise, and loss/damage waiver claims.
Capital Expenditures. We make capital expenditures in order to maintain our existing operations as well as for new capital assets in new and acquired stores, and investment in information technology. We spent $8.6 million and $22.0 million on capital expenditures during the three months ended March 31, 2018 and 2017, respectively. The decrease in capital expenditures for the three months ended March 31, 2018, compared to the respective period in 2017, is primarily due to cash payments related to information technology investments and store refreshes in the prior year.

RENT-A-CENTER, INC. AND SUBSIDIARIES

Acquisitions and New Location Openings. During the first three months of 2018, we acquired one new location and customer accounts for an aggregate purchase price of approximately $0.4 million in one transaction.
The table below summarizes the location activity for the three-month period ended March 31, 2018.

	Core U.S.	Acceptance Now Staffed	Acceptance Now Direct	Mexico	Franchising	Total
Locations at beginning of period	2,381	1,106	125	131	225	3,968
New location openings	—	47	5	—	—	52
Acquired locations remaining open	1	—	—	—	31	32
Conversions	—	(4)	4	—	—	—
Closed locations
Merged with existing locations	(62)	(35)	(5)	(8)	—	(110)
Sold or closed with no surviving location	(33)	—	—	—	(4)	(37)
Locations at end of period	2,287	1,114	129	123	252	3,905
Acquired locations closed and accounts merged with existing locations	—	—	—	—	—	—
Total approximate purchase price of acquired stores (in millions)	$0.4	$—	$—	$—	$—	$0.4
Senior Debt. As discussed in Note 4 to the condensed consolidated financial statements, the Credit Agreement consists of $225.0 million, seven-year Term Loans, and a $350.0 million, five-year Revolving Facility.
We may use $150 million of the Revolving Facility for the issuance of letters of credit, of which $94 million had been so utilized as of April 30, 2018. The Term Loans are scheduled to mature on March 19, 2021, and the Revolving Facility has a scheduled maturity of March 19, 2019. The weighted average Eurodollar rate on our outstanding debt was 4.91% at April 30, 2018.
Senior Notes. See descriptions of the senior notes in Note 5 to the condensed consolidated financial statements.
Store Leases. We lease space for substantially all of our Core U.S. and Mexico stores and certain support facilities under operating leases expiring at various times through 2023. Most of our store leases are five year leases and contain renewal options for additional periods ranging from three to five years at rental rates adjusted according to agreed-upon formulas.
Contractual Cash Commitments. The table below summarizes debt, lease and other minimum cash obligations outstanding as of March 31, 2018:

	Payments Due by Period
(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Senior Term Debt(1)	$41,700	$1,687	$4,500	$35,513	$—
Revolving Facility(2)	20,000	—	20,000	—	—
6.625% Senior Notes(3)	350,922	19,394	331,528	—	—
4.75% Senior Notes(4)	291,563	11,875	23,750	255,938	—
Operating Leases	459,751	119,146	234,105	99,184	7,316
Total(5)	$1,163,936	$152,102	$613,883	$390,635	$7,316

(1)
Does not include interest payments. Our senior term debt bears interest at varying rates equal to the Eurodollar rate (not less than 0.75%) plus 3.00% or the prime rate plus 2.00% at our election. The Eurodollar rate on our senior term debt at March 31, 2018, was 1.88%.

(2)
Does not include interest payments. Our Revolving Facility bears interest at varying rates equal to the Eurodollar rate plus 1.50% to 3.00% or the prime rate plus 0.50% to 2.00% at our election. The weighted average Eurodollar rate on our Revolving Facility at March 31, 2018 was 1.74%.

(3)	Includes interest payments of $9.7 million on each May 15 and November 15 of each year.

(4)	Includes interest payments of $5.9 million on each May 1 and November 1 of each year.

(5)
As of March 31, 2018, we have recorded $37.0 million in uncertain tax positions. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, uncertain tax positions are not reflected in the contractual obligations table.

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a company to reclassify to retained earnings the disproportionate income tax effects of the Tax Act on items with accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income. The adoption of ASU 2018-02 will be required for us beginning January 1, 2019, with early adoption permitted. We do not intend to exercise the option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118") (SEC Update), which amends paragraphs in ASC 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The Tax Act, enacted on December 22, 2017 significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018 and bonus depreciation that allows for full expensing of qualified property. The adoption of ASU 2018-05 will be required for us beginning January 1, 2019, with early adoption permitted. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We recognized an income tax benefit of $76.5 million in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liability. Our provisional estimate of the one-time transition tax resulted in $0.7 million additional tax expense. We also recorded a federal provisional benefit of $9.7 million based on our intent to fully expense all qualifying expenditures. As of March 31, 2018, we have not completed the analysis for all of the tax effects of the Tax Act and have not recorded any additional adjustments to the amounts recorded at year end of 2017. Our provisional estimates on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended March 31, 2018. We will continue to make and refine our calculations as additional analysis is completed.
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

RENT-A-CENTER, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
As of March 31, 2018, we had $292.7 million in senior notes outstanding at a fixed interest rate of 6.625%, and $250.0 million in senior notes outstanding at a fixed interest rate of 4.75%. We also had $41.7 million outstanding in Term Loans, $20.0 million outstanding under our Revolving Facility and $0.0 million outstanding on our INTRUST line of credit, each at interest rates indexed to the Eurodollar rate or the prime rate. The fair value of the 6.625% senior notes, based on the closing price at March 31, 2018, was $266.8 million. The fair value of the 4.75% senior notes, based on the closing price at March 31, 2018, was $221.6 million. Carrying value approximates fair value for all other indebtedness.
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
Interest Rate Risk
We have outstanding debt with variable interest rates indexed to prime or Eurodollar rates that exposes us to the risk of increased interest costs if interest rates rise. As of March 31, 2018, we have not entered into any interest rate swap agreements. Based on our overall interest rate exposure at March 31, 2018, a hypothetical 1.0% increase or decrease in market interest rates would have the effect of causing a $0.6 million additional annualized pre-tax charge or credit to our consolidated statement of operations.
Foreign Currency Translation
We are exposed to market risk from foreign exchange rate fluctuations of the Mexican peso to the U.S. dollar as the financial position and operating results of our stores in Mexico are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures.
Disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our interim Chief Financial Officer, concluded that, as of March 31, 2018, our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) were effective.
Changes in internal controls over financial reporting. For the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no changes to the risk factors disclosed in Item 1A of Part 1, "Risk Factors," in our Form 10-K for the year ended December 31, 2017.
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

10.5†	Summary of Director Compensation (Incorporated herein by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017.)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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

10.35
Third Amendment and Waiver to the Credit Agreement, dated effective as of May 1, 2017, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of May 1, 2017.)

10.36
Fourth Amendment to the Credit Agreement (including Amended and Restated Guarantee and Collateral Agreement), dated as of June 6, 2017, between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of June 6, 2017.)

10.37
Cooperation Agreement, dated February 5, 2018, by and among Rent-A-Center, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest V, LP, Engaged Capital Co-Invest V-A, LP, Engaged Capital Holdings, LLC and Glenn W. Welling (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of February 5, 2018.)

10.38†
CEO Employment Agreement, dated December 30, 2017, between Mitchell E. Fadel and Rent-A-Center, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated as of April 3, 2018.)

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

RENT-A-CENTER, INC. AND SUBSIDIARIES

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
Date: May 3, 2018